Form 10-K
period 1993-12-31
COMPASS BANCSHARES INC
filed 1994-03-29
CIK 18568

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993           COMMISSION FILE NO. 0-6032

                            COMPASS BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                                            63-0593897
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                         15 SOUTH 20TH STREET
                       BIRMINGHAM, ALABAMA 35233
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                            (205) 933-3000
                     (REGISTRANT'S TELEPHONE NUMBER)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                    ON WHICH REGISTERED
                  NONE                                    NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                       COMMON STOCK, $2 PAR VALUE
                            (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes [X]  No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 28, 1994, the aggregate market value of voting stock held by non-affiliates was $856,892,603.

  Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                 Class                      Outstanding at February 28, 1994
       Common Stock, $2 Par Value                      36,463,515

  Documents Incorporated by Reference      Part of 10-K in which incorporated
    Proxy Statement for 1994 annual                     Part III
     meeting, except for information
     referred to in Item 402(a)(8)
          of Regulation S-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1--BUSINESS

  Compass Bancshares, Inc. (the "Company") is a financial institutions holding company with its principal place of business in Birmingham, Alabama. The Company was organized in 1970 and commenced business in late 1971 upon the acquisition of Central Bank & Trust Co. and State National Bank. The Company subsequently acquired substantially all of the outstanding stock of additional banks located in Alabama, 11 of which were merged in late 1981 to create Central Bank of the South, Alabama's first statewide bank. In February, 1987, the Company acquired First National Bank of Crosby near Houston, Texas, and became the first out-of-state holding company to acquire a bank in Texas. Since that time the Company has acquired 19 banks in the Houston and Dallas areas. In November, 1993, the Company changed its name from Central Bancshares of the South, Inc. to Compass Bancshares, Inc. and Central Bank of the South, the Company's lead bank subsidiary, changed its name to Compass Bank ("Compass Bank").

  In addition to Compass Bank, the Company also owns Compass Bank, N.A., a national bank headquartered in Pensacola, Florida, Compass Bank, a federal savings bank headquartered in Jacksonville, Florida ("Compass Bank-Florida"), Central Bank of the South, an Alabama banking corporation headquartered in Anniston, Alabama, and Compass Banks of Texas, Inc., a Delaware bank holding company ("Compass of Texas"), which owns Compass Bank-Houston in Houston, Texas, and Compass Bank-Dallas in Dallas, Texas. The bank subsidiaries of the Company and Compass of Texas are referred to collectively herein as the "Subsidiary Banks". Compass of Texas also owns River Oaks Trust Company with offices in Houston and Dallas, Texas.

  The principal role of the Company is to supervise and coordinate the activities of its subsidiaries and to provide them with capital and services of various kinds. The Company derives substantially all of its income from dividends from its subsidiaries. Such dividends are determined on an individual basis, generally in relation to each subsidiary's earnings and capital position.

SUBSIDIARY BANKS

  Compass Bank conducts a general commercial banking and trust business at 89 locations, in 48 communities in Alabama. Compass Bank-Houston conducts a general commercial banking business from 13 locations in Houston, Texas and Compass Bank-Dallas conducts a general commercial banking business from 22 banking offices in Dallas and Collin Counties, Texas. River Oaks Trust Company offers a full range of trust services to customers in Texas through its offices in Houston and Dallas. Compass Bank, N.A. conducts a general commercial banking business with five branches in Pensacola and Gulf Breeze, Florida. Compass Bank-Florida conducts business from 16 locations in Jacksonville, Florida and 7 locations in Ft. Walton Beach, Florida. Central Bank of the South primarily provides cash management services to commercial customers of the Subsidiary Banks.

  The Subsidiary Banks perform banking services customary for full service banks of similar size and character for their customers in Alabama and north Florida and the two largest metropolitan markets in Texas. Such services include receiving demand and time deposit accounts, making personal and commercial loans and furnishing personal and commercial checking accounts. The Trust Division of Compass Bank and River Oaks Trust Company offer customers in Alabama, Texas, North Carolina, Georgia and Florida a variety of fiduciary services, including the administration and investment of funds of estates, trusts and employee benefit plans. Other trust services include custodial and portfolio management services, and acting as fiscal and paying agent and trustee under corporate and government trust indentures. Through Compass Bancshares Insurance, Inc., a wholly-owned subsidiary of Compass Bank, the Subsidiary Banks make available to their customers and others, as agent for a variety of insurance companies, term life insurance, fixed-rate annuities and other insurance products.

  The Subsidiary Banks provide correspondent banking services including loan participations, investment services, and audit services to approximately 1,025 financial institutions located throughout the Southeast and Southwest. Through the Correspondent and Investment Services Division of Compass Bank, the Subsidiary Banks distribute or make available a variety of investment services and products to institutional and individual investors including sales of municipal bonds, U.S. Government securities and asset/liability services. Through Compass Brokerage, Inc., a wholly-owned subsidiary of Compass Bank, the Subsidiary Banks also provide discount brokerage services and variable-rate annuities to individuals and businesses. Through Compass Bank's wholly-owned subsidiary, Compass Financial Corporation, the Subsidiary Banks provide lease financing services to individuals and businesses. Compass Mortgage Corporation, a subsidiary of Compass Bank, was organized in 1992 as a full-service mortgage corporation and currently originates residential mortgage loans in Alabama, Texas and Florida.

NON-BANKING ACTIVITIES

  Through wholly-owned subsidiaries, the Company is engaged in providing credit-related insurance products to customers of the Subsidiary Banks and owning real estate for bank premises. Revenues from operation of these subsidiaries do not presently constitute a significant portion of the Company's total operating revenues. The Company may subsequently engage in other activities permissible for registered bank holding companies when suitable opportunities develop. Any proposal for such further activities is subject to approval by appropriate regulatory authorities. (See "Supervision and Regulation".)

ACQUISITIONS

  The Company may seek to acquire other banks and banking offices when suitable opportunities develop. Discussions are held from time to time with institutions primarily in Texas, Florida and Alabama about their possible affiliation with the Company. It is impossible to predict accurately whether any discussions will lead to agreement. Any bid or proposal for the acquisition of additional banks is subject to approval by appropriate regulatory authorities. (See "Supervision and Regulation".)

  From 1991 to 1994, the Company acquired 15 financial institutions in Texas and Florida. Acquisitions have been made on a competitive bid basis from the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC") and as the result of negotiations with boards of directors and shareholders of the institutions. A list of the acquisitions completed from 1991 to 1994 with their asset size and closing dates follows (in thousands):

                                                             ASSETS   METHOD OF
ACQUISITION                                          DATE   ACQUIRED  ACCOUNTING
- -----------                                        -------- --------- ----------
Plaza National Bank...............................  1-31-91 $  50,000  Purchase
Dallas, Texas
River Oaks Bancshares, Inc. ......................  3-28-91 $ 427,000  Purchase
Houston, Texas
Gleneagles National Bank..........................   5-9-91 $  20,000  Purchase
Plano, Texas
Bank of Las Colinas, N.A. ........................   5-9-91 $  30,000  Purchase
Irving, Texas
Citizens & Builders Federal Savings, F.S.B. ......  7-12-91 $  39,000  Purchase
Pensacola, Florida
Promenade Bancshares, Inc. .......................  7-31-91 $ 170,000  Purchase
Dallas, Texas
Ameriway Bank, N.A. .............................. 12-11-91 $  40,000  Purchase
Houston, Texas
Interstate Bancshares, Inc. ......................  6-18-92 $  66,000  Pooling
Houston, Texas
City National Bancshares, Inc. ................... 10-28-92 $  62,000  Pooling
Carrollton, Texas
FWNB Bancshares, Inc. ............................ 12-22-92 $ 161,000  Pooling
Plano, Texas
Cornerstone Bancshares, Inc. .....................  1-19-93 $ 239,000  Pooling
Dallas, Texas
First Federal Savings Bank of Northwest Florida... 10-14-93 $ 101,000  Purchase
Ft. Walton Beach, Florida
Peoples Holding Company, Inc. .................... 10-21-93 $  43,000  Purchase
Ft. Walton Beach, Florida
Spring National Bank..............................  11-3-93 $  75,000  Pooling
Houston, Texas
1st Performance National Bank.....................  1-27-94 $ 278,000  Purchase
Jacksonville, Florida

PENDING ACQUISITIONS

  On November 19, 1993, the Company entered into a definitive agreement to acquire Security Bank, N.A. ("Security") of Houston, Texas for Company common stock having a market value of $11,250,000, subject to certain conditions. At December 31, 1993, Security had assets of $82 million and equity of $6 million. The transaction is expected to close in the second quarter of 1994 and will be accounted for under the pooling-of-interests method of accounting.

  On November 12, 1993, the Company entered into a definitive agreement to acquire three branches of Anchor Savings Bank located in Jacksonville, Florida. At December 31, 1993, these branches had total deposits of approximately $35 million.

COMPETITION

  The Subsidiary Banks encounter intense competition in their businesses, generally from other banks located in Alabama, Texas, Florida and adjoining states and compete for interest bearing funds with other banks, mutual funds and with many issuers of commercial paper and other securities which are not banks. Competition also exists for the correspondent banking and securities sales business, which is particularly important to Compass Bank, from commercial and investment banks and brokerage firms. In the case of larger customers, competition exists with financial institutions in Texas and other major metropolitan areas in the United States, many of which are larger in terms of capital, resources and personnel. Increasingly, in the conduct of certain aspects of their businesses, the Subsidiary Banks compete with finance companies, savings and loan associations, credit unions, mutual funds, factors, insurance companies and similar financial institutions.

  There is significant competition among bank holding companies in most of the markets served by the Subsidiary Banks. At December 31, 1993, the five largest bank holding companies in Alabama (including the Company) accounted for approximately 68 percent of the state's total bank deposits. The Company believes that intense competition for banking business among bank holding companies in Alabama, Texas, and Florida will continue and that during 1994 the competition may further intensify if additional regional bank holding companies enter such states through the acquisition of local bank holding companies or savings and loan institutions and with continued consolidation of savings and loan institutions with and into bank holding companies. Competition among bank holding companies is also significant in Texas where the Company's Texas Subsidiary Banks are located in major metropolitan markets having populations of 3.9 million and 3.7 million people. The Texas Subsidiary Banks are small in terms of assets and deposits in comparison with the super-regional banks they compete with in Houston and Dallas. Likewise, in Jacksonville and Fort Walton Beach, Florida, Compass Bank-Florida encounters intense competition from other financial institutions that are substantially larger in terms of assets and deposits.

EMPLOYEES

  At February 28, 1994, the Company and its subsidiaries had approximately 3,900 employees. The Company and its subsidiaries provide a variety of benefit programs including group life, health, accident, and other insurance, retirement and stock ownership plans. The Company also maintains training, educational and affirmative action programs designed to equip employees for positions of increasing responsibility in both management and operating positions.

GOVERNMENT MONETARY POLICY

  The Company and the Subsidiary Banks are affected by the credit policies of monetary authorities, including the Board of Governors of the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are: open market operations in U.S. Government securities, changes in the discount rate, reserve requirements on member bank deposits and funds availability regulations. These instruments are used in varying combinations to influence the overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid on deposits.

  The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of financial institutions in the past and will continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to the future impact that changes in interest rates, deposit levels or loan demand may have on the business and income of the Company and the Subsidiary Banks.

                           SUPERVISION AND REGULATION

THE COMPANY

  The Company and Compass of Texas are multi-bank holding companies within the meaning of the BHC Act and are registered as such with the Federal Reserve. As bank holding companies, the Company and Compass of Texas are required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act ("BHC Act"). The Federal Reserve may also make examinations of the Company and each of its subsidiaries. Under the BHC Act, bank holding companies are prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company engaging in activities other than banking or managing or controlling banks or furnishing services to or performing services for their banking subsidiaries. However, the BHC Act authorizes the Federal Reserve to permit bank holding companies to engage in, and to acquire or retain shares of companies that engage in, activities which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

  The BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all of the assets of any bank or ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of any such bank. The BHC Act prohibits the Federal Reserve from approving an application by a registered bank holding company to acquire shares of a bank located outside of the state in which the operations of the applicant's banking subsidiaries are principally conducted unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located or the acquisition involves a closed or failed bank, which also requires special regulatory approval.

  The States of Alabama, Florida, and Texas, where the Company currently operates banking subsidiaries, each have laws relating specifically to acquisitions of banks, bank holding companies, and other types of financial institutions in those states by financial institutions that are based in, and not based in, those states. In 1986, the State of Alabama enacted a regional reciprocal banking act. In general, the Alabama statute permits Alabama banks and bank holding companies to be acquired by regional bank holding companies and effectively permits Alabama banks and bank holding companies to acquire banks located in 14 other designated jurisdictions including Texas and Florida if such jurisdictions have adopted reciprocal statutes. Texas law currently permits out-of-state bank holding companies to acquire banks in Texas regardless of where the acquiror is based, subject to the satisfaction of various conditions such as agreements with respect to compliance with state law and evidence as to certain financial matters.

  Florida's regional reciprocal banking act, enacted in 1984, permits acquisitions of banks and bank holding companies in Florida by financial institutions based in 13 designated jurisdictions other than Florida including Alabama, but not Texas. As a result of acquisitions in Texas which had the effect of increasing its consolidated deposits outside of Florida's region, the Company does not meet the definition of a regional bank holding company under Florida law. Therefore, in order to complete certain acquisitions in Florida, the Company established a Florida subsidiary federal savings bank into which the Company merged the banks which it had agreed to acquire. Unless there is additional growth by the Company within Florida's region or a change in governing statutes at the state or federal level, the Company anticipates that any Florida banks or other financial institutions that are acquired by it in the future will be acquired as part of the Company's federal savings bank in Florida.

  Because the laws of the states designated in Alabama's and Florida's regional reciprocal banking statutes are not uniform, there is an absence of complete symmetry with respect to the permissibility of interstate expansion in Alabama, Florida, Texas and other states in which the Company may in the future seek to undertake acquisitions. Unless and until federal or state legislation is enacted which permits nationwide interstate acquisitions of banks, bank holding companies, and other types of financial institutions, the Company may encounter various restrictions and limitations with respect to acquisitions outside of the States of Alabama and Texas by virtue of state laws relating to interstate expansion.

  The Federal Reserve Act generally imposes certain limitations on extensions of credit and other transactions by and between banks which are members of the Federal Reserve System and other affiliates (which includes any holding company of which such bank is a subsidiary and any other non-bank subsidiary of such holding company). Banks which are not members of the Federal Reserve System are also subject to these limitations. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or the furnishing of services.

  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") enacted major regulatory reforms, stronger capital standards for savings associations and stronger civil and criminal enforcement provisions. FIRREA allows the acquisition of healthy and failed savings associations by bank holding companies and imposes no interstate barriers on such bank holding company acquisitions. With certain qualifications, FIRREA also allows bank holding companies to merge acquired savings and loans into their existing commercial bank subsidiaries. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

  In December, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. This act recapitalized the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), of which the Subsidiary Banks are members, substantially revised statutory provisions, including capital standards, restricted certain powers of state banks, gave regulators the authority to limit officer and director compensation and required holding companies to guarantee the capital compliance of their banks in certain instances. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized", as defined by regulations adopted by the Federal Reserve, the FDIC and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to not less than 2 percent of total tangible assets and not more than 65 percent of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2 percent would be higher than such 65 percent level). An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

  If a depository institution fails to meet regulatory capital requirements, the regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5 percent of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. If the controlling bank holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the Federal Bankruptcy Code, the FDIC's claim may be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

  An insured depository institution may not pay management fees to any person having control of the institution nor may an institution, except under certain circumstances and with prior regulatory approval, make any capital distribution (including the payment of dividends) if, after making such payment or distribution, the institution would be undercapitalized. FDICIA also restricts the acceptance of brokered deposits by insured depository institutions and contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

  At December 31, 1993, the Subsidiary Banks were "well capitalized", and were not subject to any of the foregoing restrictions, including, without limitation, those relating to brokered deposits. The Subsidiary Banks do not rely upon brokered deposits as a primary source of deposit funding, although such deposits are sold through the Correspondent and Investment Services Division of Compass Bank.

  FDICIA contains numerous other provisions, including new reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches and revised regulatory standards for, among other things, real estate lending and capital adequacy. In addition, FDICIA requires the FDIC to establish a system of risk-based assessments for federal deposit insurance, by which banks that pose a greater risk of loss to the FDIC (based on their capital levels and the FDIC's level of supervisory concern) will pay a higher insurance assessment.

THE SUBSIDIARY BANKS

  In general, federal and state banking laws and regulations govern all areas of the operations of the Subsidiary Banks, including reserves, loans, mortgages, capital, issuances of securities, payment of dividends and establishment of branches. Federal and state banking regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments may be deemed to constitute an unsafe and unsound practice. Federal and state banking agencies also have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

  Compass Bank, organized under the laws of the State of Alabama, is a member of the Federal Reserve System. As such, it is supervised, regulated and regularly examined by the Alabama State Banking Department and the Federal Reserve. Compass Bank, N.A. is a national banking association and Compass Bank-Florida is a federal savings bank which are subject to supervision, regulation and examination by the Office of the Comptroller of the Currency ("OCC") and the Office of Thrift Supervision ("OTS"), respectively. Compass Bank-Houston and Compass Bank-Dallas, both of which are organized under the laws of the State of Texas, are state banks that are not members of the Federal Reserve System. The Texas banks are supervised, regulated and regularly examined by the Department of Banking of the State of Texas and the FDIC. The Subsidiary Banks, as participants in the BIF and the SAIF of the FDIC, are subject to the provisions of the Federal Deposit Insurance Act and to examination by and regulations of the FDIC. (See "Supervision and Regulation--Implications of Being a Savings and Loan Holding Company".)

  Compass Bank is governed by Alabama laws restricting the declaration and payment of dividends to 90 percent of annual net income until its surplus funds equal at least 20 percent of capital stock. Compass Bank has surplus in excess of this amount. Compass Bank-Houston and Compass Bank-Dallas, governed by the laws of the State of Texas, are, under certain circumstances, restricted in the declaration and payment of dividends to the extent that before declaring any dividends, each of these banks must transfer to its "certified surplus" accounts an amount not less than 10 percent of the net profits of such bank earned since the last dividend was declared, except that there is no requirement for a transfer to certified surplus of a sum which would increase the certified surplus to more than the capital stock of the respective bank. In addition, Compass Bank-Houston has entered into an agreement with the Commissioner of the Department of Banking of the State of Texas that it will not declare dividends in excess of 50 percent of its current earnings. The approval of the OCC is required if the total of all dividends declared by Compass Bank, N.A. in any calendar year exceeds the total of the net profits for that year, plus its retained net profits for the preceding two years, less any required transfers to surplus. As a member of the Federal Reserve System, Compass Bank is also subject to dividend limitations imposed by the Federal Reserve that are similar to those applicable to national banks. (See "Supervision and Regulation--Implications of Being a Savings and Loan Holding Company".)

  Federal law further provides that no insured depository institution may make any capital distribution, including a cash dividend, if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments may be deemed to constitute an unsafe and unsound practice. Insured banks are prohibited from paying dividends on its capital stock while in default in the payment of any assessment due to the FDIC except in those cases where the amount of the assessment is in dispute and the insured bank has deposited satisfactory security for the payment thereof.

  The Community Reinvestment Act of 1977 ("CRA") and the regulations of the OCC, the Federal Reserve and the FDIC implementing that act are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The CRA and such regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities as part of their regulatory examination of the institution. The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch or to merge or to acquire the assets or assume the liabilities of a bank. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The bank regulatory agencies have announced a proposal to revise the regulations implementing the CRA. The proposal contemplates extensive changes to the existing procedures for determining compliance with the CRA and the full effect of the proposed regulations cannot be determined at this time.

IMPLICATIONS OF BEING A SAVINGS AND LOAN HOLDING COMPANY

  As a result of the Company's ownership of a federal savings bank headquartered in Florida, the Company is a savings and loan holding company under Section 10 of the Home Owners' Loan Act, as amended ("HOLA"). Accordingly, the Company has registered with the OTS and is subject to OTS regulations, supervision and reporting requirements.

  With certain exceptions, a savings and loan holding company must obtain the prior written approval of the OTS before acquiring control of an insured savings association or savings and loan holding company through the acquisition of stock or through a merger or some other business combination. HOLA prohibits the OTS from approving an acquisition by a savings and loan holding company which would result in the holding company controlling savings associations in more than one state unless (i) the holding company is authorized to do so by the FDIC as an emergency acquisition, (ii) the holding company controls a savings association which operated an office in the additional state or states on March 5, 1987, or (iii) the statutes of the state in which the savings association to be acquired is located specifically permit a savings association chartered by such state to be acquired by an out-of-state savings association or savings and loan holding company.

  As a subsidiary of a savings and loan holding company, Compass Bank-Florida is subject to certain restrictions in its dealings with the Company and with other companies affiliated with the Company. In addition, savings association subsidiaries of savings and loan holding companies are required to give the OTS thirty days' prior notice of any proposed payment of dividends to the savings and loan holding company.

  Compass Bank-Florida is subject to the capital adequacy guidelines of the OTS. In general, a federal savings bank is required to satisfy three capital requirements: (i) a leverage ratio, (ii) a Tier 1 (core) risk-based capital ratio, and (iii) a total qualifying capital ratio. To be adequately capitalized under the fully phased-in capital requirements for January 1, 1995, an institution must meet or exceed (i) a leverage ratio of 4 percent, or a leverage ratio of 3 percent if the institution received the top rating in its most recent examination, (ii) a Tier 1 (core) risk-based capital ratio of 4 percent, and (iii) a total qualifying capital ratio of 8 percent.

  In general, a savings and loan holding company that has a federal savings bank subsidiary that fails to meet the "qualified thrift lender" test is required to become a bank holding company. In addition, if a federal savings bank does not satisfy the "qualified thrift lender" test, then such federal savings bank must either convert to a bank or it (i) will be limited to establishing new branches as if it were a national bank located in the same state, (ii) will be barred from obtaining new Federal Home Loan Bank ("FHLB") advances, (iii) will be prohibited from making any new investment or engaging in any new activity unless the investment or activity is permitted for a national bank, and (iv) will be subject to the dividend restrictions applicable to national banks. Moreover, three years after it has failed to qualify as a "qualified thrift lender", a federal savings bank must (i) divest any investments and activities not permitted for a national bank and (ii) repay any of its outstanding Federal Home Loan Bank advances "as promptly as can prudently be done" consistent with its safe and sound operation and must divest any investment and cease any activity not permitted for a national bank. Should a federal savings bank subsidiary of the Company fail the "qualified thrift lender" test, that institution might be required to convert to a bank and the Company's ability to retain it would be subject to question in light of Florida law which does not now authorize the Company to acquire a bank in that state.

  To be a "qualified thrift lender" a federal savings bank must maintain "qualified thrift investments" of at least 65 percent of its "portfolio assets" as measured on a monthly average basis in nine out of the last twelve months. The assets that qualify as "qualified thrift investments" include assets generally related to the development of domestic residential (and other) real property. "Portfolio assets" is defined as a federal savings bank's total assets, minus (i) goodwill and other intangible assets, (ii) the value of property used by the savings associations to conduct its business, and (iii) subject to a maximum of 20 percent of total assets, liquid assets required to be maintained under Section 6 of HOLA.

OTHER

  Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions, are being considered by the executive branch of the Federal government, Congress and various state governments, including Alabama, Texas and Florida. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted accurately whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Company or the Subsidiary Banks.

  The Correspondent and Investment Services Division of Compass Bank is treated as a municipal securities dealer and a government securities dealer for purposes of the federal securities laws, and, therefore, is subject to certain reporting requirements and/or regulatory controls by the Securities and Exchange Commission (the "Commission"), the United States Department of the Treasury and the Federal Reserve. Compass Brokerage, Inc. is a discount brokerage service registered with the Commission and the National Association of Securities Dealers, Inc. and is subject to certain reporting requirements and regulatory control by these agencies. Compass Bancshares Insurance, Inc. is a licensed insurance agent or broker for various insurance companies and is subject to reporting and licensing regulations of the Alabama Insurance Commission.

  References to applicable statutes under the heading "Supervision and Regulation" are brief summaries of portions thereof, do not purport to be complete and are qualified in their entirety by reference to such statutes.

ITEM 1--STATISTICAL DISCLOSURE

                                                                        PAGE(S)
                                                                        -------
Consolidated Average Balances, Interest Income/Expense and
 Yields/Rates.......................................................... 26 & 27
Rate/Volume Variance Analysis.......................................... 28 & 29
Investment Securities and Investment Securities Available for Sale.....   15
Investment Securities and Investment Securities Available for Sale Ma-
 turity Schedule.......................................................   15
Loan Portfolio.........................................................   13
Selected Loan Maturity and Interest Rate Sensitivity...................   14
Nonperforming Assets...................................................   33
Summary of Loan Loss Experience........................................   31
Allocation of Allowance for Loan Losses................................   32
Maturities of Time Deposits............................................   16
Return on Equity and Assets............................................   23
Short-Term Borrowings..................................................   17
Interest Rate Sensitivity Analysis.....................................   19
Interest Rate Protection Contracts.....................................   21
Interest Rate Contracts--Trading Account...............................   21
Leverage Ratio Calculations............................................   23
Noninterest Income.....................................................   34
Noninterest Expense....................................................   35

ITEM 2--PROPERTIES

  The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The principal executive offices of the Company are located at 15 South 20th Street, Birmingham, Alabama, in a 317,000 square-foot office building. During 1990, the Company entered into an agreement with the University of Alabama at Birmingham Medical and Educational Foundation ("UAB") and Daniel Properties III Limited Partnership which, during 1991, resulted in UAB acquiring the Company's former headquarters building and the Company acquiring its current headquarters building. The Company occupied its current headquarters in August, 1993, while maintaining a full service bank facility at its former headquarters site.

  The Subsidiary Banks own or lease various other offices and facilities in Alabama, Florida and Texas, with remaining lease terms of 1 to 20 years, exclusive of renewal options. In addition, the Company owns a 300,000 square-foot administrative headquarters facility completed in early 1988 and the River Oaks Bank Building in Houston, Texas, a 14-story, 168,000 square-foot office building. The River Oaks Bank Building is 34 percent occupied by Compass Bank-Houston and River Oaks Trust Company. The remaining space is leased to multiple tenants. See "Summary of Significant Accounting Policies" and "Notes to Consolidated Financial Statements" for information with respect to the amounts at which bank premises, equipment and other real estate are carried and information relating to commitments under long-term leases.

ITEM 3--LEGAL PROCEEDINGS

  Neither the Company nor any of its subsidiaries is presently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On October 19, 1993, the shareholders of the Company approved the change in the name of the Company from Central Bancshares of the South, Inc. to Compass Bancshares, Inc. With respect to the vote, 26,252,104 shares of the Company's common stock were voted in favor of the name change, 150,958 shares were voted against the change, and 224,482 shares abstained.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The following table sets forth the high and low closing prices of the common stock of the Company in the national over-the-counter market and the dividends paid thereon during the periods indicated. The prices shown do not reflect retail mark-ups, mark-downs, or commissions. All share prices have been rounded to the nearest 1/8 of one dollar and all share prices and dividends per share prior to the third quarter of 1992 have been restated to take into account the 3-for-2 stock split with respect to the Company's common stock, which was effected by a stock dividend paid on July 2, 1992.

                                                         HIGH     LOW   DIVIDEND
                                                        ------- ------- --------
1993:
  FIRST QUARTER........................................ $25 3/4 $22 1/2  $.19
  SECOND QUARTER.......................................  26 1/2  22 1/2   .19
  THIRD QUARTER........................................  26      23 1/2   .19
  FOURTH QUARTER.......................................  25      20 3/4   .19
1992:
  First quarter........................................ $21 1/8 $18 1/2  $.1667
  Second quarter.......................................  23 3/8  19 1/2   .1667
  Third quarter........................................  23 1/2  18 1/2   .1667
  Fourth quarter.......................................  23 1/2  19 1/4   .1667

  As of February 28, 1994, there were 5,901 shareholders of record of common stock of which 5,010 were residents of either Alabama, Texas or Florida.

ITEM 6--SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the last five years. All per share information for periods prior to July, 1992, has been restated to reflect the 3-for-2 stock split with respect to the Company's common stock, which was effected by a stock dividend paid on July 2, 1992.

                             1993       1992       1991       1990       1989
                          ---------- ---------- ---------- ---------- ----------
                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
Net interest income.....  $  325,264 $  313,334 $  254,621 $  196,455 $  165,690
Provision for loan loss-
 es.....................      35,985     52,885     37,964     23,864     24,543
Net income..............      89,260     75,390     62,784     52,082     43,341
Per common share data:
  Net income............  $     2.39 $     2.01 $     1.74 $     1.52 $     1.24
  Cash dividends de-
   clared...............         .76       .667       .587       .533       .513
Balance sheet:
  Average total equity..  $  533,526 $  477,891 $  405,910 $  343,964 $  318,513
  Average assets........   7,047,256  6,737,664  6,068,112  5,240,192  4,733,509
  Period-end FHLB and
   other borrowings.....     325,437    203,913     13,181     11,750     11,238
  Period-end total equi-
   ty...................     545,584    506,426    449,640    359,822    330,107
  Period-end assets.....   7,252,341  7,004,506  6,711,945  5,485,202  4,978,766

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. Prior year information has been restated to reflect 1993 and 1992 acquisitions accounted for using the pooling-of-interests accounting method and prior period per share data has been restated to reflect a 3-for-2 stock split effected through the issuance of a 50 percent stock dividend paid in July, 1992. Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition.

SUMMARY

  Net income for 1993 was $89 million, an 18 percent increase over the Company's previous high of $75 million in 1992. Net income for 1992 was 20 percent higher than 1991 net income of $63 million. The increases in net income per common share for 1993 and 1992 were 19 percent and 16 percent, respectively. Net income per common share increased 14 percent during 1991. Pretax income for 1993 was up $24 million or 21 percent over 1992; however, income tax expense increased $10 million or 26 percent over the same period due to an increase in the Company's income subject to taxation and an increase in the effective tax rate in 1993 from 34 percent to 35 percent.

  One significant factor in the growth of the Company has been the Company's acquisitions in Texas, specifically the Houston and Dallas areas, since late 1987. The Texas expansion continued throughout 1993 and is expected to continue in 1994. Management expects the asset size of the Texas operations to continue to increase from the December 31, 1993 level of $1.9 billion. In addition, the Company has been able to expand its operations in north Florida and will seek to continue to increase its presence in that market in 1994. For additional information, see "Acquisitions" and "Pending Acquisitions" in Part I of this report and the accompanying "Notes to the Consolidated Financial Statements,"
Note 10, Mergers and Acquisitions.

EARNING ASSETS

  Average earning assets in 1993 increased five percent over 1992 due to increases in both average loans and trading account securities. The average earning asset mix continued to change during 1993 with loans at 74 percent, investment securities and investment securities available for sale at 22 percent and other earning assets at 4 percent of the total. In 1992, loans were 68 percent, investment securities and investment securities available for sale 29 percent and other earning assets 3 percent. The mix of earning assets during 1993 and 1992 contributed to the higher net interest income. The mix of earning assets is monitored on a continuous basis in order to react to favorable interest rate movements and to maximize return on earning assets.

  Average loans increased 14 percent in 1993 with much of the increase concentrated in residential mortgage loans, commercial loans and consumer installment loans. Total loans outstanding at year-end increased 11 percent over previous year-end levels. The growth in the portfolio resulted from the Company's ongoing efforts to increase the loan portfolio through the origination of loans. Real estate construction loans increased 7 percent, residential mortgage loans increased 30 percent, commercial mortgage loans increased 1 percent and consumer installment loans decreased 1 percent from year-end 1992 to year-end 1993. Commercial, financial and agricultural loans, which were 22 percent of total loans in 1993, increased 7 percent compared to the previous year. Residential real estate lending increased due to a rise in demand for such loans, particularly due to the Company's introduction of variable rate residential mortgage loans with low introductory rates in the fourth quarter of 1992. Residential mortgage loans as a percentage of total loans increased from 32 percent at year-end 1992 to 37 percent at year-end 1993. The 17 percent increase in the Company's loan portfolio from 1991 to 1992 occurred primarily in residential mortgage loans which increased 44 percent.

  The Company's loan portfolio continues to reflect the diversity of the markets served by the Subsidiary Banks. The condition of the economy in states in which the Subsidiary Banks lend money is further reflected in the loan portfolio mix. There has been a decline in the volume of commercial, financial and agricultural loans and real estate construction loans, as a percentage of total loans outstanding, for the past five years. This shift is reflective of the general state of the economy in the markets served, specifically, the softening of the demand for commercial real estate loans in those markets. With fewer attractive lending opportunities in the commercial lending arena, other lending opportunities were sought and brought about the increases in the other categories within the portfolio. Specifically, the Company experienced an eight percent increase in its indirect auto loan portfolio from 1992 to 1993. At December 31, 1993, the Company's indirect loan portfolio, consisting primarily of indirect automobile loans, represented 15 percent of total loans outstanding.

  The Company has not invested in loans that would be considered highly leveraged transactions ("HLT") as defined by the Federal Reserve Board and other regulatory agencies. The Company also had no significant foreign loans or loans to lesser developed countries as of December 31, 1993.

  The Loan Portfolio table shows the classifications of loans by major category at December 31, 1993, and for each of the preceding four years. The second table shows maturities of certain loan classifications at December 31, 1993, and an analysis of the rate structure for such loans due in over one year.

                                 LOAN PORTFOLIO

                                                                   DECEMBER 31,
                        ---------------------------------------------------------------------------------------------------
                               1993                1992                1991                1990                1989
                        ------------------- ------------------- ------------------- ------------------- -------------------
                                   PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
                          AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL
                        ---------- -------- ---------- -------- ---------- -------- ---------- -------- ---------- --------
                                                                  (IN THOUSANDS)
   ...................
Commercial,
 financial and
 agricultural.........  $1,125,633   21.8%  $1,051,461   22.7%  $  969,666   24.6%  $  917,796   26.6%  $  887,064   28.5%
Real estate--
 construction.........     251,343    4.9      234,160    5.1      200,510    5.1      296,874    8.6      330,652   10.6
Real estate--
 mortgage:
 Residential..........   1,897,908   36.8    1,462,339   31.6    1,016,837   25.7      790,342   22.9      651,121   21.0
 Commercial...........     724,212   14.1      715,203   15.4      708,494   17.9      537,409   15.5      539,023   17.3
Consumer
 installment..........   1,151,281   22.4    1,168,240   25.2    1,054,688   26.7      913,601   26.4      702,090   22.6
                        ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
                         5,150,377  100.0%   4,631,403  100.0%   3,950,195  100.0%   3,456,022  100.0%   3,109,950  100.0%
                                    =====               =====               =====               =====               =====
Less: Unearned
        income........       1,891               3,873               6,163               6,997               2,799
      Allowance for
        loan losses...     110,036              83,352              55,561              42,366              37,380
                        ----------          ----------          ----------          ----------          ----------
Total loans...........  $5,038,450          $4,544,178          $3,888,471          $3,406,659          $3,069,771
                        ==========          ==========          ==========          ==========          ==========

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                   RATE STRUCTURE FOR LOANS
                                          MATURITY                  MATURING OVER ONE YEAR
                         ----------------------------------------- -------------------------
                           ONE    OVER ONE YEAR  OVER              PREDETERMINED FLOATING OR
                         YEAR OR  THROUGH FIVE   FIVE                INTEREST    ADJUSTABLE
                           LESS       YEARS      YEARS    TOTAL        RATE         RATE
                         -------- ------------- ------- ---------- ------------- -----------
                                                   (IN THOUSANDS)
Commercial, financial
 and agricultural....... $774,561   $312,143    $38,929 $1,125,633   $112,012     $239,060
Real estate--construc-
 tion...................  180,421     54,887     16,035    251,343     22,026       48,896
                         --------   --------    ------- ----------   --------     --------
                         $954,982   $367,030    $54,964 $1,376,976   $134,038     $287,956
                         ========   ========    ======= ==========   ========     ========

  On December 31, 1993, the Company adopted Financial Accounting Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS115") which requires that a company's debt and equity securities be classified based on management's intent to hold the securities into one of three categories: (i) trading account securities, (ii) held-to-maturity securities, or (iii) securities available for sale. Securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Securities designated to be held to maturity are reported at amortized cost. Securities classified as available for sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of shareholder's equity. Previously, the Company's accounting policies regarding trading account securities and held-to-maturity securities were the same as those prescribed by FAS115. During all periods up to the date of adoption, the Company reported securities available for sale at the lower-of-cost-or-market with any valuation adjustment reflected in earnings as required by generally accepted accounting principles at that time. FAS115 is effective for fiscal years beginning after December 15, 1993 with earlier adoption at December 31, 1993 permitted. The Company elected to adopt FAS115 prior to its effective date. At December 31, 1993, net unrealized gains in the Company's available-for-sale portfolio totaled $10.4 million. Under the requirements of FAS115, the tax-effected unrealized gain of $6.5 million has been reflected as additional shareholders' equity.

  The composition of the Company's total investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as held-to-maturity, the Company has the ability, and it is management's intention, to hold such securities to maturity. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. Certain securities that may be sold prior to maturity are reflected as investment securities available for sale on the Company's balance sheet. During 1992, the Company transferred approximately $566 million of investment securities from its held-to-maturity portfolio to the available-for-sale classification. With the adoption of FAS115 on December 31, 1993, the Company transferred an additional $58 million of investment securities to its available-for-sale portfolio. The transfer primarily involved fixed-rate CMOs that could be required to be transferred to the available-for-sale portfolio by Federal regulators in the future if sufficiently reduced prepayment speeds are experienced on the underlying mortgages. During 1993 and 1992, gross sales of held-to-maturity securities were $40 million and $54 million, respectively, while maturities totaled $435 million and $695 million, respectively. Sales and maturities of securities available for sale totaled $57 million and $252 million, respectively, in 1993 while sales in 1992 were $5 million. Gains associated with the sales were immaterial, accounting for less than one percent of noninterest income. Gross unrealized gains in the Company's held-to-maturity portfolio amounted to $28 million at year-end 1993 and gross unrealized losses amounted to $1 million.

  In recent years, the trend of the Company has been to invest in taxable securities due to the lack of preferential treatment afforded tax-exempt securities under the tax laws. Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been in mortgage-backed obligations. Total average investment securities, including those available for sale, decreased 21 percent during 1993 after increasing 9 percent from 1991. Total investment securities, including those available for sale, at December 31, 1993, decreased 26 percent from year-end 1992.

  The following table contains the carrying amount of the investment securities portfolio at the end of each of the last three years.

       INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                          DECEMBER 31,
                                                --------------------------------
                                                   1993       1992       1991
                                                ---------- ---------- ----------
                                                         (IN THOUSANDS)
Investment securities:
  U.S. Treasury................................ $    2,014 $   37,640 $  319,874
  U.S. Government agencies and corporations....    409,294    816,500  1,235,737
  States and political subdivisions............    107,280    151,961    167,027
  Other........................................     71,281     97,519    250,689
                                                ---------- ---------- ----------
                                                   589,869  1,103,620  1,973,327
                                                ---------- ---------- ----------
Investment securities available for sale:
  U.S. Treasury................................    254,973    292,216        --
  U.S. Government agencies and corporations....    277,730    177,096        --
  Other........................................     96,677     91,244        --
                                                ---------- ---------- ----------
                                                   629,380    560,556        --
  Unrealized gain..............................     10,421        --         --
                                                ---------- ---------- ----------
                                                   639,801    560,556        --
                                                ---------- ---------- ----------
  Total........................................ $1,229,670 $1,664,176 $1,973,327
                                                ========== ========== ==========

  The maturities and weighted average yields of the investment securities and investment securities available for sale at the end of 1993 are presented in the following table using primarily the average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the amortized cost rather than the net carrying value, i.e., market value, of these securities. While the average stated maturity of the mortgage-backed securities was 17.9 years, the weighted average expected life assumed in the table is 5.4 years. The weighted average expected life of investment securities at December 31, 1993, was 4.0 years with a weighted average yield of 8.74 percent. The weighted average expected life of investment securities available for sale was 5.5 years with a weighted average yield of 5.24 percent. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.

  INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE MATURITY
                                    SCHEDULE

                                                      MATURING
                          ----------------------------------------------------------------------
                              WITHIN        AFTER ONE BUT      AFTER FIVE BUT         AFTER
                             ONE YEAR     WITHIN FIVE YEARS   WITHIN TEN YEARS      TEN YEARS
                          --------------  ------------------- ------------------  --------------
                           AMOUNT  YIELD    AMOUNT    YIELD    AMOUNT    YIELD     AMOUNT  YIELD
                          -------- -----  ---------- -------- ---------- -------  -------- -----
                                                   (IN THOUSANDS)
Investment securities:
  U.S. Treasury.........  $  2,014 6.45%         --     --           --     --         --    --
  U.S. Government agen-
   cies and corpora-
   tions................    83,682 8.84   $  268,953   8.61%  $   56,189   8.59%  $    470  4.13%
  States and political
   subdivisions.........    15,093 9.19       15,042   9.26       18,531   8.82     58,614  9.46
  Other.................    13,987 8.40       32,255   9.83       21,912   7.01      3,127  6.96
                          --------        ----------          ----------          --------
                           114,776 8.79      316,250   8.76       96,632   8.28     62,211  9.30
                          --------        ----------          ----------          --------
Investment securities
 available for sale--am-
 ortized cost:
  U.S. Treasury.........    43,632 6.19      210,900   5.57          --     --         441 10.88
  U.S. Government agen-
   cies and corpora-
   tions................    40,595 7.38       38,578   5.56       25,387   4.35    173,170  4.34
  Other.................    22,105 5.89       62,431   4.68          --     --      12,141  4.15
                          --------        ----------          ----------          --------
                           106,332 6.57      311,909   5.39       25,387   4.35    185,752  4.35
                          --------        ----------          ----------          --------
    Total...............  $221,108 7.73   $  628,159   7.09   $  122,019   7.46   $247,963  5.59
                          ========        ==========          ==========          ========

  Securities carried in the trading account, while interest bearing, are held primarily for sale. The volume of activity is directly related to general market conditions and reactions to the changing interest rate environment. The average balance in the trading account portfolio for 1993 increased by 74 percent following a 5 percent decrease in 1992.

  Average federal funds sold and securities purchased under agreements to resell increased 29 percent in 1993 from 1992 levels compared to a 40 percent decrease in 1992 from 1991. The average balance of interest bearing deposits in other banks decreased 13 percent during 1993 from 1992 levels after decreasing 42 percent from 1991 to 1992. There were no foreign time deposits as of December 31, 1993 or 1992.

DEPOSITS AND SHORT-TERM BORROWINGS

  Changes in the Company's markets and the economy in general were also reflected in the liability mix during 1993. The portion of average interest bearing liabilities represented by interest bearing deposits, the primary source of funding for the Company, remained unchanged from 79 percent in 1992 and 1991. Year-end deposit balances increased four percent in 1993 and six percent in 1992. Falling interest rates during the three years ended December 31, 1993, had a greater impact on the composition of the deposit base than on the aggregate amount of deposits outstanding. As a result of falling rates, the Company was able to restructure the mix of deposits toward more consumer-oriented, lower-cost sources of funds.

  During 1993, the average balance of demand deposits and savings accounts increased by $292 million while the average balance of certificates of deposit and other time deposits declined by $41 million. The largest dollar increase in average interest bearing deposits was in demand deposits, rising $104 million or 20 percent from 1992. Average noninterest bearing demand deposits increased $112 million, or 11 percent, after increasing 21 percent during 1992 and 1991. The increase during 1993 was due primarily to internally generated growth with a portion of the increase due to the Company's Florida acquisitions while the increase in 1992 was due solely to internally generated growth. Savings deposits, interest bearing demand deposits, and noninterest bearing demand deposits accounted for 63 percent of total average deposits during 1993. For 1992, these lower cost deposits equaled 61 percent of all deposits. Total average time deposits, including certificates of deposit over $100,000, were approximately $2.0 billion in 1992 and 1993 with the large certificates of deposit representing 24 percent of the total during both periods. The maturities of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more issued by the Company at December 31, 1993, are summarized in the following table:

                          MATURITIES OF TIME DEPOSITS

                                               CERTIFICATES OTHER TIME
                                                OF DEPOSIT   DEPOSITS
                                                   OVER        OVER
                                                 $100,000    $100,000   TOTAL
                                               ------------ ---------- --------
                                                        (IN THOUSANDS)
Three months or less..........................   $321,963    $14,471   $336,434
Over three through six months.................     70,862      8,688     79,550
Over six through twelve months................     39,251        --      39,251
Over twelve months............................    136,820      1,127    137,947
                                                 --------    -------   --------
                                                 $568,896    $24,286   $593,182
                                                 ========    =======   ========

  Borrowed funds consist of short-term borrowings, primarily in the form of federal funds purchased, securities sold under agreements to repurchase, other short-term borrowings, and FHLB and other borrowings. Average federal funds purchased declined 34 percent during 1993 and average securities sold under agreements to repurchase declined 11 percent. Average other short-term borrowings, which include parent company commercial paper and trading account short sales, increased 9 percent. The average balance of FHLB and other borrowings increased during 1993 due to additional borrowings of $75 million of subordinated debentures issued in the second quarter and $48 million in FHLB advances in the third quarter of the year.

  The Short-Term Borrowings table shows the distribution of the Company's short-term borrowed funds and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year-end for the last three years.

                             SHORT-TERM BORROWINGS

                                         YEARS ENDED DECEMBER 31,
                            ---------------------------------------------------
                              MAXIMUM                                  AVERAGE
                            OUTSTANDING            AVERAGE             INTEREST
                              AT ANY     AVERAGE   INTEREST   ENDING   RATE AT
                             MONTH-END   BALANCE     RATE    BALANCE   YEAR-END
                            ----------- ---------- -------- ---------- --------
                                               (IN THOUSANDS)
1993
- ----
FEDERAL FUNDS PURCHASED.... $  499,390  $  409,031   3.05%  $  414,704   2.99%
SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE..    267,630     238,234   2.81      205,707   2.56
SHORT SALES................     34,660      23,546   4.28       25,656   4.10
COMMERCIAL PAPER...........    118,073      80,126   3.15       62,858   3.05
OTHER SHORT-TERM
 BORROWINGS................    203,569     104,403   3.24       82,500   3.26
                            ----------  ----------          ----------
                            $1,123,322  $  855,340          $  791,425
                            ==========  ==========          ==========
1992
- ----
Federal funds purchased.... $  875,685  $  617,692   3.53%  $  543,605   2.98%
Securities sold under
 agreements to repurchase..    341,953     266,972   3.36      232,247   2.92
Short sales................     63,115      29,309   5.75       23,970   5.22
Commercial paper...........     88,910      70,332   3.62       34,302   3.26
Other short-term
 borrowings................    160,810      91,927   3.80       74,059   3.21
                            ----------  ----------          ----------
                            $1,530,473  $1,076,232          $  908,183
                            ==========  ==========          ==========
1991
- ----
Federal funds purchased.... $  670,975  $  461,546   5.53%  $  669,975   3.94%
Securities sold under
 agreements to repurchase..    534,636     403,030   5.45      353,466   3.96
Short sales................     65,136      40,201   7.38       20,128   5.41
Commercial paper...........     74,037      46,005   5.47       34,414   3.96
Other short-term
 borrowings................     62,809      40,522   5.66       62,809   4.13
                            ----------  ----------          ----------
                            $1,407,593  $  991,304          $1,140,792
                            ==========  ==========          ==========

LIQUIDITY MANAGEMENT

  Liquidity is the ability of a bank to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of the Subsidiary Banks' customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Subsidiary Banks would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities they serve.

  Asset and liability management functions not only to assure adequate liquidity in order for the Subsidiary Banks to meet the needs of their customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

  The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales of investment securities available for sale and trading account securities. Installment loan payments are becoming an increasingly important source of liquidity for the Subsidiary Banks as this portfolio continues to grow. Real estate construction and commercial, financial and agricultural loans that mature in one year or less amounted to $955 million or 19 percent of the total loan portfolio at December 31, 1993. Investment securities and investment securities available for sale maturing in the same time frame totaled $221 million or 18 percent of the investment securities portfolio at year-end 1993. Other short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest bearing deposits with other banks are additional sources of liquidity funding.

  The liability portion of the balance sheet provides liquidity through various customers' interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and basically represent the Company's incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

  As disclosed in the Company's Consolidated Statement of Cash Flows, net cash provided by operating activities decreased $142 million primarily due to the substantial increase in trading account securities of $133 million and the increase in mortgage loans held for sale of $16 million offset to some extent by the increase in net income. Net cash used in investing activities of $34 million consisted primarily of net loans originated of $389 million and held-to-maturity securities and available-for-sale securities purchased of $34 million and $285 million, respectively, funded in part by maturities and paydowns of investment securities held to maturity and investment securities available for sale of $435 million and $252 million, respectively. This overall decrease in the Company's investment securities portfolios was due to management's continued efforts to reinvest funds in higher-yielding loans rather than in investment securities. Net cash provided by financing activities provided the remainder of funding sources for 1993. The $10 million of net cash provided consisted primarily of a $61 million net increase in deposits, a net increase of $119 million in FHLB and other borrowings, and a $39 million increase in other short-term borrowings offset partially by a reduction of $155 million in federal funds purchased and securities sold under agreements to repurchase. The increase in FHLB and other borrowings in 1993 consisted of $75 million of subordinated debentures issued by the Company during the second quarter of the year along with additional FHLB advances of $48 million. Additional cash used in financing activities included the September, 1993 redemption of all of the Company's preferred stock for $26 million, the payment of common stock dividends of $28 million, and the payment of $2 million in preferred stock dividends.

INTEREST RATE SENSITIVITY MANAGEMENT

  Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Company's current portfolio that are subject to repricing at various time horizons: immediate, 1 to 3 months, 4 to 12 months, 1 to 5 years and over 5 years and non-rate sensitive. The differences are known as interest sensitivity gaps. The following table shows interest sensitivity gaps for these different intervals as of December 31, 1993 and 1992, including the effect of interest rate swaps, interest rate floors, futures and other hedging instruments. Mortgage loans and mortgage-backed securities are presented reflecting recent prepayment experience of the Company.

                       INTEREST RATE SENSITIVITY ANALYSIS

                                               YEARS ENDED DECEMBER 31,
                           --------------------------------------------------------------------
                                                                         OVER FIVE
                                         ONE-       FOUR-        ONE-    YEARS AND
                                        THREE       TWELVE       FIVE     NON-RATE
                           IMMEDIATE    MONTHS      MONTHS      YEARS    SENSITIVE     TOTAL
                           ---------- ----------  ----------  ---------- ----------  ----------
                                                    (IN THOUSANDS)
 1993
 ----
EARNING ASSETS:
 LOANS, NET OF UNEARNED
  INCOME.................  $1,268,283 $  466,581  $1,169,736  $1,224,368 $1,019,518  $5,148,486
 TAXABLE INVESTMENT
  SECURITIES.............         --      80,664     201,033     150,778     48,261     480,736
 TAX-EXEMPT INVESTMENT
  SECURITIES.............         --         712       1,789      92,894     13,738     109,133
 INVESTMENT SECURITIES
  AVAILABLE FOR SALE.....         --     342,632      54,996     218,139     24,034     639,801
 TRADING ACCOUNT
  SECURITIES.............     239,491        --          --          --         --      239,491
 FEDERAL FUNDS SOLD AND
  SECURITIES PURCHASED
  UNDER AGREEMENTS TO
  RESELL.................     140,043        --          --          --         --      140,043
 INTEREST BEARING
  DEPOSITS WITH OTHER
  BANKS..................         --         376       9,999         --          99      10,474
                           ---------- ----------  ----------  ---------- ----------  ----------
  TOTAL EARNING ASSETS...   1,647,817    890,965   1,437,553   1,686,179  1,105,650   6,768,164
INTEREST BEARING
LIABILITIES:
 DEMAND DEPOSITS.........         --     717,534         --          --         --      717,534
 SAVINGS DEPOSITS........         --         --    1,350,902         --     253,606   1,604,508
 CERTIFICATES OF DEPOSIT
  LESS THAN $100,000 AND
  OTHER TIME DEPOSITS....         --     281,202     460,624     775,236      8,928   1,525,990
 CERTIFICATES OF DEPOSIT
  OF $100,000 OR MORE....         --     321,963     110,113     134,377      2,443     568,896
 FEDERAL FUNDS PURCHASED
  AND SECURITIES SOLD
  UNDER AGREEMENTS TO
  REPURCHASE.............     599,411        --          --          --      21,000     620,411
 OTHER SHORT-TERM
  BORROWINGS.............     171,014        --          --          --         --      171,014
 FHLB AND OTHER
  BORROWINGS.............         --     196,039      50,123         813     78,462     325,437
                           ---------- ----------  ----------  ---------- ----------  ----------
  TOTAL INTEREST BEARING
   LIABILITIES...........     770,425  1,516,738   1,971,762     910,426    364,439   5,533,790
NONINTEREST BEARING
 SOURCES OF FUNDS--NET...         --         --          --          --   1,234,374   1,234,374
                           ---------- ----------  ----------  ---------- ----------  ----------
INTEREST SENSITIVITY
 GAP...................       877,392   (625,773)   (534,209)    775,753   (493,163)        --
                           ---------- ----------  ----------  ---------- ----------  ----------
CUMULATIVE INTEREST
 SENSITIVITY GAP.......    $ 877,392  $ 251,619   $(282,590)  $ 493,163  $     --    $      --
                           ========== ==========  ==========  ========== ==========  ==========
 1992
 ----
Earning assets:
 Loans, net of unearned
  income.................  $1,080,729 $  433,022  $1,029,672  $1,220,453 $  863,654  $4,627,530
 Taxable investment
  securities.............         --     129,085      96,196     512,131    211,382     948,794
 Tax-exempt investment
  securities.............         --       1,916       1,436      24,044    127,430     154,826
 Investment securities
  available for sale.....         --     315,867     100,383     143,880        426     560,556
 Trading account
  securities.............     106,046        --          --          --         --      106,046
 Federal funds sold and
  securities purchased
  under agreements to
  resell.................      57,883        --          --          --         --       57,883
 Interest bearing
  deposits with other
  banks..................         --         495         293      10,088        --       10,876
                           ---------- ----------  ----------  ---------- ----------  ----------
  Total earning assets...   1,244,658    880,385   1,227,980   1,910,596  1,202,892   6,466,511
Interest bearing
 liabilities:
 Demand deposits.........         --     613,107         --          --         --      613,107
 Savings deposits........         --         --    1,355,096         --     235,105   1,590,201
 Certificates of deposit
  less than $100,000 and
  other time deposits....         --     371,413     476,685     160,166    445,912   1,454,176
 Certificates of deposit
  of $100,000 or more....         --     232,317     131,730     158,157     30,956     553,160
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase.............     775,852        --          --          --         --      775,852
 Other short-term
  borrowings.............     132,331        --          --          --         --      132,331
 FHLB and other
  borrowings.............         --     198,071         113       1,543      4,186     203,913
                           ---------- ----------  ----------  ---------- ----------  ----------
  Total interest bearing
   liabilities...........     908,183  1,414,908   1,963,624     319,866    716,159   5,322,740
Noninterest bearing
 sources of funds--net...         --         --          --          --   1,143,771   1,143,771
                           ---------- ----------  ----------  ---------- ----------  ----------
Interest sensitivity
 gap.....................     336,475   (534,523)   (735,644)  1,590,730   (657,038)        --
                           ---------- ----------  ----------  ---------- ----------  ----------
Cumulative interest
 sensitivity gap.........  $  336,475 $ (198,048) $ (933,692) $  657,038 $      --   $      --
                           ========== ==========  ==========  ========== ==========  ==========

  In the preceding interest rate sensitivity analysis tables, variable rate commercial loans totaling $670 million and $600 million at December 31, 1993, and 1992, respectively, have been reflected as repricing immediately even though these loans are protected from declines in the interest rate earned due to interest rate floors associated with such loans.

  As seen in the tables, for the first 365 days 65 percent of earning asset funding sources will reprice compared to 59 percent of all interest earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and relates to the possibility that the repricing characteristics of short-term assets tied to the Company's prime lending rate are different from those of short-term funding sources such as certificates of deposit.

  Varying interest rate environments can create unexpected changes in prepayment levels of assets and repricing of liabilities which are not reflected in the interest sensitivity analysis report. These prepayments may have significant effects on the Company's net interest margin. Because of these factors an interest sensitivity gap report may not provide a complete assessment of the Company's exposure to changes in interest rates. Management utilizes computerized interest rate simulation analysis to determine the Company's interest rate sensitivity. The above table indicates that the Company is in a liability sensitive gap position at twelve months; however, due to the factors cited, current simulation results indicate only minimal sensitivity to parallel shifts in interest rates. Management also evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce an optimal net interest margin.

  In addition to the ongoing monitoring of interest-sensitive assets and liabilities, the Company enters into various interest rate contracts not held in the trading account ("interest rate protection contracts") to help manage the Company's interest sensitivity. Such contracts generally have a fixed notional principal amount and include (i) interest rate swaps where the Company typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, (ii) interest rate caps and floors purchased or written where the Company receives or pays, respectively, interest if the specified index falls below the floor rate or rises above the cap rate, and (iii) interest rate futures where the Company agrees to deliver or receive securities or money market instruments at a designated future date and at a specified price or yield. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with interest rate swaps, caps and floors and gains or losses in futures contracts classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized. A discussion of interest rate risks, credit risks and concentrations in off-balance sheet financial instruments is included in Note 6 of the Notes to Consolidated Financial Statements. The following table details various information regarding interest rate protection contracts as of December 31, 1993:

                       INTEREST RATE PROTECTION CONTRACTS

                                                                                  WEIGHTED
                                                          WEIGHTED      WEIGHTED   AVERAGE
                                                        AVERAGE RATE    AVERAGE   REPRICING
                          NOTIONAL  CARRYING ESTIMATED  -------------   YEARS TO  FREQUENCY
                           AMOUNT    VALUE   FAIR VALUE RECEIVED PAID  EXPIRATION  (YEARS)
                         ---------- -------- ---------- -------- ----  ---------- ---------
                                 (IN THOUSANDS)
  Swaps:
    Pay fixed...........  $ 176,000 $   --    $(1,869)    3.68%  5.36%    2.93      0.23
    Receive fixed.......     60,000     --        578     6.75   3.46     1.28      0.31
    Basis swaps+........    200,000     --       (128)    3.30   3.41     2.13      0.25
  Caps and floors:
    Purchased...........  1,050,000     732    24,140     1.22    *       3.01      0.18
    Written.............    200,000     341     1,000      *     --       2.13      0.08
                         ---------- -------   -------
                         $1,686,000 $ 1,073   $23,721
                         ========== =======   =======

- --------
+ Basis swaps represent swaps in which the Company receives interest based on a variable interest rate index and pays interest based on a different variable rate index.
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1993. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.

  In addition to interest rate protection contracts used to help manage overall interest sensitivity, the Company also enters into interest rate contracts for the trading account. The primary purposes for using interest rate contracts in the trading account are to facilitate customer transactions and to help protect cash market positions in the trading account against interest rate movement. Changes in the estimated fair value of contracts in the trading account are recorded in other noninterest income as trading profits and commissions. Net interest amounts received or paid on interest rate contracts in the trading account are recorded as an adjustment of interest on trading account securities. The following table summarizes interest rate contracts held in the trading account at December 31, 1993:

                    INTEREST RATE CONTRACTS--TRADING ACCOUNT

                                                                                  WEIGHTED
                                                          WEIGHTED      WEIGHTED   AVERAGE
                                                        AVERAGE RATE    AVERAGE   REPRICING
                         NOTIONAL  CARRYING  ESTIMATED  -------------   YEARS TO  FREQUENCY
                          AMOUNT    VALUE    FAIR VALUE RECEIVED PAID  EXPIRATION  (YEARS)
                         --------- --------  ---------- -------- ----  ---------- ---------
                                 (IN THOUSANDS)
  Swaps:
    Pay fixed........... $ 116,500 $  (173)   $  (173)    3.40%  4.63%    2.37      0.22
    Receive fixed.......    15,787       8          8     5.38   4.69     3.23      0.14
  Caps and floors:
    Purchased...........   200,000   5,123      5,123     1.60    *       3.21      0.24
    Written.............   248,100  (2,726)    (2,726)     *     0.78     2.74      0.16
                         --------- -------    -------
      Total............. $ 580,387 $ 2,232    $ 2,232
                         ========= =======    =======

- --------
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1993. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.

  In addition to the interest rate contracts shown above, the Company also uses exchange-traded options and futures in the trading account. At December 31, 1993, the trading account contained exchange-traded options purchased and written, each having three month expiration dates, with notional principal balances of $1,254 million and $700 million, respectively, and estimated fair values of $288,000 and $(302,000), respectively. The notional principal amounts indicated are substantially larger than the related credit or interest rate risks. The net purchased position in exchange-traded options was taken at December 31, 1993, in order to help protect the market value of the trading account against rising short-term interest rates while maintaining limited risk to declining rates. At December 31, 1993, futures contracts having a notional principal of $161 million were also used to help reduce the interest sensitivity of the trading account.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  In December, 1991, the Financial Accounting Standards Board issued Financial Accounting Statement No. 107, Disclosures about Fair Value of Financial Instruments ("FAS107"). FAS107 requires the Company to disclose the fair value of substantially all financial instruments, both assets and liabilities, including those recognized and those not recognized in the Company's balance sheet. There has been no impact to the Company's financial statements as a result of the recognition, measurement or classification of financial instruments. See "Notes to Consolidated Financial Statements," Note 15, Fair Value of Financial Instruments for a discussion of the Company's accounting policies and methodologies.

  These disclosures should not be considered a surrogate of the liquidation value of the Company or its Subsidiary Banks, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance. It should also be noted that the Company has not valued any intangibles associated with the Company's core deposits as is allowed by the provisions of FAS107.

CAPITAL RESOURCES

  Shareholders' equity at December 31, 1993, increased 8 percent from December 31, 1992, after increasing 13 percent in 1992. Net income after dividends accounted for 92 percent of the increase in shareholders' equity in 1993, excluding the reduction in total shareholders' equity due to the redemption of all of the Company's preferred stock, and for 90 percent of the increase in 1992. During 1991, the Company issued 261,000 shares of preferred stock in an acquisition and sold 1,350,000 shares of common stock to European investors in a private placement. These two transactions contributed $44 million to equity and accounted for 49 percent of the increase in shareholders' equity for 1991. During the third quarter of 1993, the Company redeemed all of the outstanding preferred stock.

  Dividends of $28 million were declared on the Company's common stock in 1993, which represented a 24 percent increase over 1992. The 1993 annual dividend rate per common share was $.76, a 14 percent increase over 1992. The dividend payout ratio for 1993 was 32 percent compared to 33 percent for 1992 and 34 percent for 1991. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth.

  During the fourth quarter of 1992, executive officers and other individuals exercised stock options for 665,000 shares of common stock. In connection with the exercise of options for 308,000 of the shares, the Company received as payment the proceeds of a loan made by the Company for approximately $3 million. These shares have been reflected as issued and outstanding in the Statements of Shareholders' Equity with an offsetting reduction of total shareholders' equity for the amount of the loan. Additionally, the Company realized tax benefits of $1.9 million from the exercise of nonqualified stock options during the fourth quarter of 1992 which are reflected as increases in surplus in the Statements of Shareholders' Equity.

  A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The Company's five-year compound growth rate in shareholders' equity of 12 percent was achieved primarily through reinvested earnings.

  Average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. The ratio of average shareholders' equity to average assets for 1993 was 7.57 percent compared to 7.09 percent in 1992 and 6.69 percent in 1991. In order to maintain this ratio at appropriate levels with continued growth in total average assets, a corresponding level of capital growth must be achieved. The table below summarizes these and other key ratios for the Company for each of the last three years.

                          RETURN ON EQUITY AND ASSETS

                                                              DECEMBER 31,
                                                            -------------------
                                                            1993   1992   1991
                                                            -----  -----  -----
Return on average assets...................................  1.27%  1.12%  1.03%
Return on average common equity............................ 16.98  16.12  15.75
Common dividend payout ratio............................... 31.80  33.33  33.91
Average equity to average assets ratio.....................  7.57   7.09   6.69

  Two important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as common shareholders' equity, minus goodwill and other intangibles disallowed by the Subsidiary Bank's regulators, divided by total quarterly average assets minus goodwill and other disallowed intangibles. The tangible leverage ratio is defined as common shareholders' equity, minus all intangibles, divided by total quarterly average assets minus all intangibles. Even though core deposit intangibles and goodwill increased from acquisitions during 1993, the leverage ratio remained well within regulatory guidelines: 7.31 percent at year-end 1993; 6.86 percent at year-end 1992; and 6.43 percent at year-end 1991. For the same periods, the tangible leverage ratio was 6.95 percent at year-end 1993;
6.55 percent at year-end 1992; and 6.01 percent at year-end 1991. The detail for the computation of these ratios is provided in the following table. Other disallowed intangibles represent intangible assets, other than goodwill, recorded after February 19, 1992, that are excluded from regulatory capital. Other intangibles recorded before that date continue to be included in regulatory capital under the "grandfather" provision of Federal Reserve regulations. The $6.5 million increase in shareholders' equity resulting from the Company's adoption of FAS115 on December 31, 1993, is not presently allowed to be included in the calculation of regulatory capital by the Federal regulators.

                          LEVERAGE RATIO CALCULATIONS

                                                      DECEMBER 31,
                                            ----------------------------------
                                               1993        1992        1991
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
Total fourth quarter average assets.......  $7,241,032  $6,939,172  $6,547,287
  Less: Goodwill..........................       8,981       7,465       6,060
    Other disallowed intangibles..........       1,716         --          --
                                            ----------  ----------  ----------
Tangible average assets before deduction
 of other intangibles.....................   7,230,335   6,931,707   6,541,227
  Less: Other intangibles.................      27,535      23,124      29,210
                                            ----------  ----------  ----------
    Tangible average assets...............  $7,202,800  $6,908,583  $6,512,017
                                            ==========  ==========  ==========
Total period-end common shareholders' eq-
 uity.....................................  $  545,584  $  483,316  $  426,530
  Less: Goodwill..........................       8,981       7,465       6,060
    Other disallowed intangibles..........       1,716         --          --
    Cumulative effect of adopting FAS115..       6,494         --          --
                                            ----------  ----------  ----------
Total common shareholders' equity before
 deduction of other intangibles...........     528,393     475,851     420,470
  Less: Other intangibles.................      27,535      23,124      29,210
                                            ----------  ----------  ----------
    Tangible period-end common sharehold-
     ers' equity..........................  $  500,858  $  452,727  $  391,260
                                            ==========  ==========  ==========
    Leverage ratio........................        7.31%       6.86%       6.43%
    Tangible leverage ratio...............        6.95        6.55        6.01

  Risk-based capital guidelines were issued with graduated compliance beginning in 1990 with full compliance by year-end 1992. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill and other disallowed intangibles, amounted to $528 million at December 31, 1993. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Qualifying Capital and was $666 million at year-end 1993. The percentage ratios, as calculated under the guidelines, were
10.49 percent and 13.23 percent for Tier I and Total Qualifying Capital, respectively, at year-end 1993. The $75 million of subordinated debt issued by the Company in the second quarter of 1993 represented Tier II capital and favorably impacted the Company's Total Qualifying Capital.

                                                              DECEMBER 31,
                                                            -------------------
                                                            1993   1992   1991
                                                            -----  -----  -----
Risk-based Capital Ratios:
  Tier I Capital Ratio..................................... 10.49%  9.87%  9.70%
  Total Qualifying Capital Ratio........................... 13.23  11.61  11.50

  The regulatory capital ratios of the Company's Subsidiary Banks currently exceed the minimum ratios of 5 percent leverage capital, 6 percent Tier I capital, and 10 percent Total Qualifying Capital required in 1993 for "well capitalized" banks as defined by federal regulators. The Company continually monitors these ratios to assure that the Subsidiary Banks exceed the guidelines.

RESULTS OF OPERATIONS

NET INTEREST INCOME

  Net interest income is the principal component of a financial institution's income stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. The discussion of net interest income is presented on a taxable equivalent basis, unless otherwise noted, to facilitate performance comparisons among various taxable and tax-exempt assets.

  Net interest income for 1993 increased 3 percent over 1992 and 22 percent in 1992 over 1991. Increased volumes of earning assets and a historically high interest rate spread generated the 1992 increase while in 1993 net interest income grew at a slower rate due to a nine basis point decline in net yield on earning assets. The schedule on pages 28 and 29 provides the detail of changes in interest income, interest expense and net interest income due to changes in volumes and rates.

  Interest income decreased three percent in 1993 and one percent in 1992 after increasing eight percent in 1991. Interest income in 1993 declined from 1992 despite a 5 percent increase in the volume of average earning assets due to a 71 basis point decline in the average interest rate. A 14 percent increase in the volume of average loans accounted for the majority of the 4 percent rise in fully taxable equivalent interest income on loans since rates declined 84 basis points. Interest income on investment securities, including securities available for sale, decreased 27 percent from 1992 to 1993. This decrease resulted from an 83 basis point decrease in the yield on investment securities available for sale offset by increases in the yield on taxable and tax-exempt securities held-to-maturity of 20 and 30 basis points, respectively. Interest income on trading securities increased by 49 percent as a result of a 74 percent increase in the average balance offset by a 101 basis point decline in yield.

  Total interest expense declined by 13 percent in 1993 due to a 66 basis point decline in the rate paid on interest bearing liabilities, which more than offset a 3 percent increase in volume. Interest expense on interest bearing deposits decreased 14 percent as the result of a 76 basis point decrease in rate and a 3 percent increase in the average volume. The one percent increase in average borrowed funds, which includes interest bearing liabilities that are not classified as deposits, was more than offset by the lower rates paid, resulting in an eight percent decrease in interest expense for this category.

  The trend in net interest income is commonly evaluated in terms of average rates using the net yield and the interest rate spread. The net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average total earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net yield declined 9 basis points to 5.10 percent in 1993 following a 48 basis point rise in 1992. The historically high net yield in 1992 of 5.19 percent resulted from the substantial decline in the general level of interest rates over the past few years coupled with an increase in the size of the Company's loan portfolio which generally are higher yielding assets than investment securities. While this loan growth continued throughout 1993, the 84 basis point decline in yield on the loan portfolio was not enough to maintain the prior year level of net yield given only a 66 basis point decrease in the cost of interest bearing liabilities, down from a 175 basis point decline in the cost of interest bearing liabilities from 1991 to 1992. The loan growth achieved in 1993 and 1992 was due primarily to the continued growth in the Company's indirect lending portfolio and the favorable consumer response to the Company's residential mortgage products.

  During 1993, the net yield on interest earning assets was positively impacted by the Company's use of interest rate contracts, primarily interest rate swaps and interest rate floors, increasing the taxable equivalent net yield on interest earning assets by 24 basis points. The use of interest rate contracts impacted the yield and interest income on commercial loans where the net yield was increased by 126 basis points and interest income was increased by $12 million. At the same time, the impact of interest rate contracts on interest bearing liabilities was negligible, increasing interest expense by slightly more than $2 million and the net cost of funds by 3 basis points. It is the Company's intention to continue to use interest rate contracts to manage its exposure to the changing interest rate environment in the future, although there can be no assurance that the impact of interest rate contracts on the earnings of future periods will be positive.

  The net cost of funds, defined as interest expense divided by average earning assets, decreased 62 basis points in 1993, while the net yield on total earning assets declined 9 basis points. The rate paid on interest bearing liabilities fell 66 basis points below 1992 levels. In 1992, the yield on total earning assets rose 48 basis points while the rate paid on interest bearing liabilities declined 175 basis points and the net cost of funds decreased 157 basis points.

  The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. The positive impact experienced from 1989 to 1992 from changes in the overall asset and liability mix, combined with the favorable rate environment, did not continue in 1993. The net interest rate spread decreased 5 basis points to 4.46 percent from the 1992 spread of 4.51 percent as the cost of interest bearing liabilities fell at a slower pace than the yields earned on earning assets. The increase in 1992 was 66 basis points from the 3.85 percent in 1991. See the accompanying schedules entitled "Rate/Volume Variance Analysis" and "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" for more information.

  The following table presents certain interest rates without modification for tax equivalency. The table on pages 26 and 27 contains these same percentages on a taxable equivalent basis. Tax-exempt earning assets continue to make up a smaller percentage of total earning assets. As a result, the difference between these interest rates with and without modification for tax equivalency continues to narrow.

                                                        DECEMBER 31,
                                                 ------------------------------
                                                 1993  1992  1991  1990   1989
                                                 ----  ----  ----  -----  -----
Rate earned on interest earning assets.......... 8.02% 8.71% 9.77% 10.46% 10.76%
Rate paid on interest bearing liabilities....... 3.67  4.33  6.08   7.42   8.08
Interest rate spread............................ 4.35  4.38  3.69   3.04   2.68
Net yield on earning assets..................... 4.99  5.06  4.56   4.06   3.80

  Interest income, as reported in the consolidated statements of income, on a nominal yield basis decreased in 1993 by $17 million while net interest income increased by $12 million. The seven basis point decrease in the net yield in 1993 was primarily a result of a decrease in the yields in the Company's interest earning assets, specifically its loan portfolio. The Company will continue to focus its attention in 1994 on increasing net interest income while at the same time maintaining the current levels in interest rate spreads and net yields. However, it cannot be assured that the negative trend in net yield experienced in 1993 will not continue due to interest rate fluctuations and other factors.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

Taxable Equivalent Basis

                                        YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------
                                     1993                        1992
                          --------------------------- ---------------------------
                           AVERAGE    INCOME/  YIELD/  AVERAGE    INCOME/  YIELD/
                           BALANCE    EXPENSE   RATE   BALANCE    EXPENSE   RATE
                          ----------  -------- ------ ----------  -------- ------
                                             (IN THOUSANDS)
ASSETS
Earning assets:
 Loans, net of unearned
  income*...............  $4,837,321  $412,028  8.52% $4,227,721  $395,682  9.36%
 Investment securities:
 Taxable................     734,171    58,772  8.01   1,571,993   122,728  7.81
 Tax-exempt.............     134,916    12,978  9.62     167,101    15,579  9.32
                          ----------  --------        ----------  --------
  Total investment secu-
   rities...............     869,087    71,750  8.26   1,739,094   138,307  7.95
 Investment securities
  available for sale....     545,296    32,630  5.98      55,618     3,786  6.81
 Trading account securi-
  ties..................     164,757     9,885  6.00      94,590     6,628  7.01
 Federal funds sold and
  securities purchased
  under agreements to
  resell................      87,908     2,635  3.00      67,951     2,258  3.32
 Interest bearing depos-
  its with other banks..      10,561       883  8.36      12,176       982  8.07
                          ----------  --------        ----------  --------
  Total earning assets..   6,514,930   529,811  8.13   6,197,150   547,643  8.84
Allowance for loan loss-
 es.....................     (99,064)                    (66,660)
Unrealized gain (loss)
 on investment
 securities available
 for sale...............          29                         --
Cash and due from banks.     313,898                     284,873
Other assets............     317,463                     322,301
                          ----------                  ----------
  Total assets..........  $7,047,256                  $6,737,664
                          ==========                  ==========
LIABILITIES AND SHARE-
 HOLDERS' EQUITY
Interest bearing liabil-
 ities:
 Deposits:
 Demand.................  $  631,461    15,714  2.49  $  526,994    15,172  2.88
 Savings................   1,642,308    47,364  2.88   1,566,623    53,988  3.45
 Certificates of deposit
  less than $100,000 and
  other time deposits...   1,501,697    75,757  5.04   1,535,681    92,539  6.03
 Certificates of deposit
  of $100,000 or more...     466,025    21,058  4.52     473,255    24,006  5.07
                          ----------  --------        ----------  --------
  Total interest bearing
   deposits.............   4,241,491   159,893  3.77   4,102,553   185,705  4.53
 Federal funds pur-
  chased................     409,031    12,462  3.05     617,692    21,822  3.53
 Securities sold under
  agreements to repur-
  chase.................     238,234     6,693  2.81     266,972     8,974  3.36
 Other short-term
  borrowings............     208,075     6,908  3.32     191,568     7,722  4.03
 FHLB and other
  borrowings............     275,288    11,350  4.12      41,327     2,009  4.86
                          ----------  --------        ----------  --------
  Total interest bearing
   liabilities..........   5,372,119   197,306  3.67   5,220,112   226,232  4.33
                                                ----                        ----
Noninterest bearing de-
 mand deposits..........   1,105,591                     993,434
Accrued expenses and
 other liabilities......      36,020                      46,227
Shareholders' equity....     533,526                     477,891
                          ----------                  ----------
  Total liabilities and
   shareholders' equity.  $7,047,256                  $6,737,664
                          ==========                  ==========
Net interest income/net
 interest spread........               332,505  4.46%              321,411  4.51%
                                                ====                        ====
Net yield on earning as-
 sets...................                        5.10%                       5.19%
                                                ====                        ====
Taxable equivalent ad-
 justment:
 Loans..................                 2,187                       2,347
 Investment securities..                 4,672                       5,583
 Investment securities
  available for sale....                   274                          67
 Trading account securi-
  ties..................                   108                          80
                                      --------                    --------
  Total taxable equiva-
   lent adjustment......                 7,241                       8,077
                                      --------                    --------
Net interest income.....              $325,264                    $313,334
                                      ========                    ========

- --------
* Loans on nonaccrual status have been included in the computation of average balances.

                                                                                           GROWTH RATE
                            YEARS ENDED DECEMBER 31,                                    AVERAGE BALANCES
- -------------------------------------------------------------------------------------  -------------------
           1991                         1990                         1989
- ---------------------------  ---------------------------  ---------------------------  ONE YEAR FIVE YEAR
 AVERAGE    INCOME/  YIELD/   AVERAGE    INCOME/  YIELD/   AVERAGE    INCOME/  YIELD/   1993-   COMPOUNDED
 BALANCE    EXPENSE   RATE    BALANCE    EXPENSE   RATE    BALANCE    EXPENSE   RATE     1992   1993-1988
 -------    -------- ------  ----------  -------- ------  ----------  -------- ------  -------- ----------
                                 (IN THOUSANDS)
$3,702,542  $392,922 10.61%  $3,266,382  $373,395 11.43%  $2,949,808  $351,084 11.90%    14.42%    13.30%
 1,453,947   128,155  8.81    1,122,766   101,804  9.07      882,513    78,805  8.93    (53.30)     3.27
   195,628    17,617  9.01      193,006    18,195  9.43      197,801    19,057  9.63    (19.26)   (13.26)
- ----------  --------         ----------  --------         ----------  --------
 1,649,575   145,772  8.84    1,315,772   119,999  9.12    1,080,314    97,862  9.06    (50.03)    (0.69)
       --        --    --           --        --    --           --        --    --     880.43       --
   100,042     7,945  7.94       85,307     7,268  8.52      104,067     9,329  8.96     74.18     (0.90)
   113,840     6,352  5.58      139,570    11,082  7.94      148,859    13,297  8.93     29.37    (11.91)
    20,994     1,731  8.25       30,685     2,598  8.47       73,177     6,920  9.46    (13.26)   (24.88)
- ----------  --------         ----------  --------         ----------  --------
 5,586,993   554,722  9.93    4,837,716   514,342 10.63    4,356,225   478,492 10.98      5.13     10.96
  (54,162)                      (42,577)                     (34,919)                    48.61     26.84
       --                           --                           --                        --        --
   263,595                      241,926                      232,639                     10.19      7.30
   271,686                      203,127                      179,564                     (1.50)    14.53
- ----------                   ----------                   ----------
$6,068,112                   $5,240,192                   $4,733,509                      4.59     10.78
==========                   ==========                   ==========
$  436,146    19,437  4.46   $  332,051    16,972  5.11   $  272,362    13,709  5.03     19.82     21.64
 1,350,691    72,055  5.33      927,513    60,809  6.56      762,357    52,706  6.91      4.83     17.57
 1,556,845   113,499  7.29    1,382,722   112,225  8.12    1,203,542   102,309  8.50     (2.21)     9.89
   441,478    29,829  6.76      449,602    36,104  8.03      533,826    47,390  8.88     (1.53)     3.19
- ----------  --------         ----------  --------         ----------  --------
 3,785,160   234,820  6.20    3,091,888   226,110  7.31    2,772,087   216,114  7.80      3.39     12.98
   461,546    25,542  5.53      399,946    32,224  8.06      403,538    37,262  9.23    (33.78)     4.72
   403,030    21,965  5.45      520,721    39,150  7.52      434,967    37,387  8.60    (10.76)   (14.00)
   126,728     7,788  6.15      146,629    10,804  7.37      127,826    10,978  8.59      8.62      7.02
    13,929     1,305  9.37       12,210     1,356 11.11       11,605     1,379 11.88    566.12     83.69
- ----------  --------         ----------  --------         ----------  --------
 4,790,393   291,420  6.08    4,171,394   309,644  7.42    3,750,023   303,120  8.08      2.91     10.26
                     -----                        -----                        -----
   820,135                      677,509                      614,680                     11.29     13.18
    51,674                       47,325                       50,293                    (22.08)    (4.51)
   405,910                      343,964                      318,513                     11.64     13.17
- ----------                   ----------                   ----------
$6,068,112                   $5,240,192                   $4,733,509                      4.59     10.78
==========                   ==========                   ==========
             263,302  3.85%               204,698  3.21%               175,372  2.90%
                     =====                        =====                        =====
                      4.71%                        4.23%                        4.03%
                     =====                        =====                        =====
               2,528                        2,516                        3,652
               6,082                        5,669                        6,013
                 --                           --                           --
                  71                           58                           17
            --------                     --------                     --------
               8,681                        8,243                        9,682
            --------                     --------                     --------
            $254,621                     $196,455                     $165,690
            ========                     ========                     ========

RATE/VOLUME VARIANCE ANALYSIS

Taxable Equivalent Basis

                                   AVERAGE VOLUME           CHANGE IN VOLUME      AVERAGE RATE
                          -------------------------------- --------------------  -----------------
                             1993       1992       1991    1993-1992  1992-1991  1993  1992  1991
                          ---------- ---------- ---------- ---------  ---------  ----  ----  -----
                                             (IN THOUSANDS)
EARNING ASSETS:
Loans, net of unearned
 income.................  $4,837,321 $4,227,721 $3,702,542 $609,600   $525,179   8.52% 9.36% 10.61%
Investment securities:
 Taxable................     734,171  1,571,993  1,453,947 (837,822)   118,046   8.01  7.81   8.81
 Tax-exempt.............     134,916    167,101    195,628  (32,185)   (28,527)  9.62  9.32   9.01
                          ---------- ---------- ---------- --------   --------
 Total investment
  securities............     869,087  1,739,094  1,649,575 (870,007)    89,519   8.26  7.95   8.84
Investment securities
 available for sale.....     545,296     55,618        --   489,678     55,618   5.98  6.81    --
Trading account
 securities.............     164,757     94,590    100,042   70,167     (5,452)  6.00  7.01   7.94
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      87,908     67,951    113,840   19,957    (45,889)  3.00  3.32   5.58
Interest bearing
 deposits with other
 banks..................      10,561     12,176     20,994   (1,615)    (8,818)  8.36  8.07   8.25
                          ---------- ---------- ---------- --------   --------
 Total earning assets...  $6,514,930 $6,197,150 $5,586,993 $317,780   $610,157   8.13  8.84   9.93
                          ========== ========== ========== ========   ========
INTEREST BEARING LIABIL-
 ITIES:
Deposits:
 Demand.................  $  631,461 $  526,994 $  436,146 $104,467   $ 90,848   2.49  2.88   4.46
 Savings................   1,642,308  1,566,623  1,350,691   75,685    215,932   2.88  3.45   5.33
 Certificates of deposit
  less than $100,000 and
  other time deposits...   1,501,697  1,535,681  1,556,845  (33,984)   (21,164)  5.04  6.03   7.29
 Certificates of deposit
  of $100,000 or more...     466,025    473,255    441,478   (7,230)    31,777   4.52  5.07   6.76
                          ---------- ---------- ---------- --------   --------
 Total interest bearing
  deposits..............   4,241,491  4,102,553  3,785,160  138,938    317,393   3.77  4.53   6.20
Federal funds purchased.     409,031    617,692    461,546 (208,661)   156,146   3.05  3.53   5.53
Securities sold under
 agreements to
 repurchase.............     238,234    266,972    403,030  (28,738)  (136,058)  2.81  3.36   5.45
Other short-term
 borrowings.............     208,075    191,568    126,728   16,507     64,840   3.32  4.03   6.15
FHLB and other
 borrowings.............     275,288     41,327     13,929  233,961     27,398   4.12  4.86   9.37
                          ---------- ---------- ---------- --------   --------
 Total interest bearing
  liabilities...........  $5,372,119 $5,220,112 $4,790,393 $152,007   $429,719   3.67  4.33   6.08
                          ========== ========== ========== ========   ========   ----  ----  -----
Net interest income/net
 intrest spread.........                                                         4.46% 4.51%  3.85%
                                                                                 ====  ====  =====
Net yield on earning
 assets.................                                                         5.10% 5.19%  4.71%
                                                                                 ====  ====  =====
Net cost of funds.......                                                         3.03% 3.65%  5.22%
                                                                                 ====  ====  =====

                                                                VARIANCE ATTRIBUTED TO
                                                  --------------------------------------------------------
 INTEREST INCOME/EXPENSE         VARIANCE                    1993                         1992
- --------------------------- --------------------  ----------------------------  --------------------------
  1993      1992     1991   1993-1992  1992-1991   VOLUME     RATE      MIX     VOLUME     RATE      MIX
- --------  -------- -------- ---------  ---------  --------  --------  --------  -------  --------  -------
                                          (IN THOUSANDS)
$412,028  $395,682 $392,922 $ 16,346   $  2,760   $ 57,054  $(35,576) $ (5,132) $55,733  $(46,393) $(6,580)
  58,772   122,728  128,155  (63,956)    (5,427)   (65,410)    3,113    (1,659)  10,405   (14,643)  (1,189)
  12,978    15,579   17,617   (2,601)    (2,038)    (3,001)      495       (95)  (2,569)      622      (91)
- --------  -------- -------- --------   --------   --------  --------  --------  -------  --------  -------
  71,750   138,307  145,772  (66,557)    (7,465)   (68,411)    3,608    (1,754)   7,836   (14,021)  (1,280)
  32,630     3,786      --    28,844      3,786     33,333      (458)   (4,031)     --        --     3,786
   9,885     6,628    7,945    3,257     (1,317)     4,917      (953)     (707)    (433)     (935)      51
   2,635     2,258    6,352      377     (4,094)       663      (221)      (65)  (2,561)   (2,569)   1,036
     883       982    1,731      (99)      (749)      (130)       36        (5)    (727)      (38)      16
- --------  -------- -------- --------   --------   --------  --------  --------  -------  --------  -------
 529,811   547,643  554,722  (17,832)    (7,079)    27,426   (33,564)  (11,694)  59,848   (63,956)  (2,971)
  15,714    15,172   19,437      542     (4,265)     3,008    (2,058)     (408)   4,049    (6,880)  (1,434)
  47,364    53,988   72,055   (6,624)   (18,067)     2,608    (8,806)     (426)  11,519   (25,509)  (4,077)
  75,757    92,539  113,499  (16,782)   (20,960)    (2,048)  (15,067)      333   (1,543)  (19,685)     268
  21,058    24,006   29,829   (2,948)    (5,823)      (367)   (2,621)       40    2,147    (7,435)    (535)
- --------  -------- -------- --------   --------   --------  --------  --------  -------  --------  -------
 159,893   185,705  234,820  (25,812)   (49,115)     3,201   (28,552)     (461)  16,172   (59,509)  (5,778)
  12,462    21,822   25,542   (9,360)    (3,720)    (7,372)   (3,003)    1,015    8,641    (9,236)  (3,125)
   6,693     8,974   21,965   (2,281)   (12,991)      (966)   (1,474)      159   (7,415)   (8,418)   2,842
   6,908     7,722    7,788     (814)       (66)       665    (1,362)     (117)   3,985    (2,680)  (1,371)
  11,350     2,009    1,305    9,341        704     11,373      (305)   (1,727)   2,567      (628)  (1,235)
- --------  -------- -------- --------   --------   --------  --------  --------  -------  --------  -------
 197,306   226,232  291,420  (28,926)   (65,188)     6,901   (34,696)   (1,131)  23,950   (80,471)  (8,667)
- --------  -------- -------- --------   --------   --------  --------  --------  -------  --------  -------
$332,505  $321,411 $263,302 $ 11,094   $ 58,109   $ 20,525  $  1,132  $(10,563) $35,898  $ 16,515  $ 5,696
========  ======== ======== ========   ========   ========  ========  ========  =======  ========  =======

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

  The provision for loan losses is the annual cost of providing an allowance or reserve for anticipated future losses on loans. The amount for each year is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors.

  The economic outlook for the states in which the Company does business is guardedly optimistic in the midst of a gradual improvement of the economy overall. Real estate values, affected by the recessionary pressures of prior years, have shown a general stabilization in the Subsidiary Banks' markets. On a regional basis, however, any additional economic slowdown in these markets could have an effect on most regional bank holding companies and could be reflected by little or no overall asset growth. Such an economic slowdown would probably also have a negative impact on real estate lending as well as the level of net charge-offs and delinquencies.

  Since another economic slowdown could have an adverse effect on property values and, for commercial development projects, cause an increase in vacancy rates, the possibility exists for further write-downs, charge-offs and the transfer of currently performing loans to a nonaccrual status in the real estate and commercial loan categories. The mix of loans in the construction and development portfolios are diversified in areas such as office buildings, retail stores and malls, apartment buildings, health care facilities and industrial warehouses. In addition, the Subsidiary Banks' specialized real estate lending areas review, approve and monitor large real estate credits on a continuing basis.

  Loan review procedures, including such techniques as loan grading and on-site reviews, are constantly utilized by the Company's loan review department in order to ensure that potential problem loans are identified early in order to lessen any potentially negative impact such problem loans may have on the Company's earnings. Automated loan reports are prepared and used in conjunction with the identification and monitoring of such loans on a monthly basis. Management's involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally by the loan review area whose work is supplemented by regulatory agencies that provide an additional level of review on an annual basis. Such review procedures are quantified in monthly and quarterly reports to senior management and are used in determining whether such loans represent potential loss to the Company. Special reports are prepared for consumer installment loans to identify trends unique to that portfolio. A determination of a potential loss will result in a charge to the provision for loan losses, thereby increasing the allowance for loan losses available for potential risk. Management monitors the entire loan portfolio, including loans acquired in business combinations, in an attempt to identify problem loans so that risks in the portfolio can be timely identified and an appropriate allowance maintained.

  The provision for loan losses was decreased 32 percent in 1993 compared to an increase of 39 percent in 1992 and 59 percent in 1991. The decreased provision for 1993 primarily reflects the substantial decrease in nonperforming assets from year-end 1992 to year-end 1993 as well as the significant decline in net charge-offs for the year.

  Net loan charge-offs decreased 58 percent in 1993 after decreasing 21 percent in 1992 and increasing 65 percent in 1991. The decrease in 1993 was due to decreased net charge-offs in all loan categories other than real estate-- construction. The decrease in net charge-offs in 1992 resulted from decreased net charge-offs in commercial, financial and agricultural loans and real estate construction loans offset somewhat by increased net charge-offs in the Company's credit card portfolio. The increase in net charge-offs in 1991 was attributable to losses on credit card receivables and commercial real estate mortgage and construction loans as well as commercial, financial and agricultural loans. During 1993, net charge-offs of commercial, financial and agricultural loans decreased by 73 percent while net charge-offs of commercial real estate mortgages declined 93 percent and net charge-offs of consumer installment loans decreased 48 percent. With regard to the Company's consumer installment loan portfolio, net charge-offs for credit card receivables decreased as a percentage of loans from 5.68 percent in 1992 to 3.04 percent in 1993. Similarly, net charge-offs as a percentage of loans in the Company's indirect consumer installment portfolio, consisting primarily of new and used automobile loans, decreased from 0.43 percent in 1992 to 0.14 percent in 1993. Net charge-offs on residential mortgage loans declined by 51 percent from 1992 levels and represented 5 percent of total net charge-offs up from 4 percent in 1992.

  The following table sets forth information with respect to the Company's loans and the allowance for loan losses for the five years ended December 31, 1993.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                             1993        1992        1991        1990        1989
                          ----------  ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Loans, net of unearned
 income:
  Average outstanding
   during the year......  $4,837,321  $4,227,721  $3,702,542  $3,266,382  $2,949,808
                          ==========  ==========  ==========  ==========  ==========
Allowance for loan loss-
 es:
  Balance at beginning
   of year..............  $   83,352  $   55,561  $   42,366  $   37,380  $   31,795
Charge-offs:
  Commercial, financial
   and agricultural.....       5,268       6,248      11,141       7,764       9,878
  Real estate--construc-
   tion.................         645         315       3,986       2,470         118
  Real estate--mortgage:
    Residential.........         802       1,309         954       1,406         743
    Commercial..........         689       4,649       2,953         981       3,195
  Consumer installment..      11,897      18,981      16,532       9,605       8,423
                          ----------  ----------  ----------  ----------  ----------
    Total...............      19,301      31,502      35,566      22,226      22,357
Recoveries:
  Commercial, financial
   and agricultural.....       4,170       2,207       1,075         865       1,143
  Real estate--construc-
   tion.................          50         304          56         155          33
  Real estate--mortgage:
    Residential.........         308         302         262         106         127
    Commercial..........         410         381         192          83          56
  Consumer installment..       3,739       3,214       2,334       1,835       2,040
                          ----------  ----------  ----------  ----------  ----------
    Total...............       8,677       6,408       3,919       3,044       3,399
                          ----------  ----------  ----------  ----------  ----------
    Net charge-offs.....      10,624      25,094      31,647      19,182      18,958
Provision charged to in-
 come...................      35,985      52,885      37,964      23,864      24,543
Additions due to acqui-
 sitions................       1,323         --        6,878         304         --
                          ----------  ----------  ----------  ----------  ----------
Balance at end of year..  $  110,036  $   83,352  $   55,561  $   42,366  $   37,380
                          ==========  ==========  ==========  ==========  ==========
Net charge-offs to
 average loans
 outstanding during the
 year...................         .22%        .59%        .85%        .59%        .64%

  Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the allowance for loan losses. In connection with business combinations, the Company has also provided additional reserves on the acquired loan portfolios based on the nature and characteristics of the acquired loans. The allowance increased 32 percent in 1993 and at year-end was
2.14 percent of outstanding loans compared to 1.80 percent at December 31, 1992 and 1.41 percent at December 31, 1991. The increase is due in part to additional reserves on the loan portfolios acquired in business combinations. As shown in the table below, management determined that at December 31, 1993, approximately 14 percent of the allowance for loan losses was related to commercial, financial and agricultural loans, 22 percent was related to real estate loans and 16 percent was related to consumer installment loans. A portion of the allowance, approximately 48 percent, remained unallocated to any specific category. The nominal allowance allocations have remained relatively stable from the 1992 level, with the decreases in percentage allocation resulting from the increase in the unallocated portion of the allowance. The increase in the unallocated portion of the allowance is due to the favorable loan performance that the Company has experienced in the past two years. While nonperforming assets and gross charge-offs have continued to decline, the Company's provision for loan losses has decreased proportionately.

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                             DECEMBER 31,
                         -------------------------------------------------------------------------------------
                               1993              1992             1991             1990             1989
                         ----------------- ---------------- ---------------- ---------------- ----------------
                                  PERCENT          PERCENT          PERCENT          PERCENT          PERCENT
                          AMOUNT  OF TOTAL AMOUNT  OF TOTAL AMOUNT  OF TOTAL AMOUNT  OF TOTAL AMOUNT  OF TOTAL
                         -------- -------- ------- -------- ------- -------- ------- -------- ------- --------
                                                            (IN THOUSANDS)
Commercial, financial
 and agricultural....... $ 14,801   13.5%  $13,420   16.1%  $13,890   25.0%  $11,227   26.5%  $10,429   27.9%
Real estate--
 construction...........    4,840    4.4     5,251    6.3     5,334    9.6     7,668   18.1     7,962   21.3
Real estate--mortgage:
 Residential............    3,254    3.0     2,917    3.5     3,500    6.3     1,271    3.0     1,234    3.3
 Commercial.............   16,247   14.8     8,919   10.7     6,390   11.5     4,406   10.4     5,682   15.2
Consumer installment....   17,957   16.2    19,672   23.6    19,058   34.3    12,033   28.4     9,121   24.4
Unallocated.............   52,937   48.1    33,173   39.8     7,389   13.3     5,761   13.6     2,952    7.9
                         --------  -----   -------  -----   -------  -----   -------  -----   -------  -----
                         $110,036  100.0%  $83,352  100.0%  $55,561  100.0%  $42,366  100.0%  $37,380  100.0%
                         ========  =====   =======  =====   =======  =====   =======  =====   =======  =====

NONPERFORMING ASSETS

  Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed real estate. It is the general policy of the Subsidiary Banks to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer loans is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

  Nonperforming assets at December 31, 1993, were $40 million, a decrease of $26 million from year-end 1992. Nonperforming loans were $19 million, a decrease of $9 million from year-end 1992. The decrease in nonperforming loans was the result of management's efforts in resolving a limited number of large, unrelated, geographically-dispersed commercial real estate credits previously on nonaccrual status. Some of the amounts removed from nonperforming status were transferred to the other real estate owned category. During 1993, $8 million of loans were transferred to other real estate owned, offset by total sales of other real estate owned of $24 million and writedowns of $2 million. Of the $24 million in sales of other real estate, $16 million were cash sales while $8 million represented loans originated by the Subsidiary Banks to facilitate the sale of other real estate. During 1992, loans transferred to other real estate owned totaled $21 million, cash sales were $10 million, loans to facilitate the sale of other real estate owned were $8 million, and writedowns totaled $5 million. Much of the increase in nonperforming assets during 1991 was due to the Texas acquisitions, which added $16 million to nonperforming assets. Without these acquisitions, total nonperforming assets would have declined by 20 percent in 1991. These nonperforming assets were acquired at a discount and are carried at appropriate values at the Subsidiary Banks.

  Even though the Southeastern part of the country experienced a stabilization in the commercial real estate market during 1993, management closely monitored and will continue to monitor the Company's real estate and commercial loan portfolio during 1994. Particular attention will be focused on those credits targeted by the loan monitoring and review process. Management continues to emphasize the need to maintain a low level of nonperforming assets and to return current nonperforming assets to earning status.

  Renegotiated loans decreased $429,000 from year-end 1992 while foreclosed real estate decreased $17 million for the year. Loans past due 90 days or more decreased $551,000 compared to the 1992 year-end level. No loans of $500,000 or more were past due 90 days or more at year-end 1993.

  At December 31, 1993, nonperforming assets were 0.77 percent of loans outstanding plus foreclosed real estate held for sale compared to 1.41 percent at year-end 1992. Nonaccrual loans were 0.23 percent of loans outstanding at year-end 1993 compared to the previous year-end level of 0.45 percent. Renegotiated loans were 0.14 percent of loans outstanding at December 31, 1993, compared to 0.16 percent a year earlier.

  Other foreclosed or repossessed assets at year-end 1993 totaled $303,000. The following table summarizes the Company's nonperforming assets for each of the last five years. Also provided are tables which detail nonaccrual loans and loans with terms modified in troubled debt restructurings at December 31, 1993 and 1992.

                             NONPERFORMING ASSETS

                                                DECEMBER 31,
                                   -------------------------------------------
                                    1993     1992     1991     1990     1989
                                   -------  -------  -------  -------  -------
                                               (IN THOUSANDS)
Loans on nonaccrual............... $12,024  $20,818  $28,664  $43,486  $47,181
Renegotiated loans................   7,143    7,572    8,151    3,395    5,776
                                   -------  -------  -------  -------  -------
  Total nonperforming loans.......  19,167   28,390   36,815   46,881   52,957
Other real estate.................  20,653   37,243   40,573   29,668   29,792
                                   -------  -------  -------  -------  -------
  Total nonperforming assets...... $39,820  $65,633  $77,388  $76,549  $82,749
                                   =======  =======  =======  =======  =======
Loans 90 days or more past due.... $ 4,141  $ 3,590  $ 7,878  $ 4,010  $ 4,282
Total nonperforming loans as a
 percentage of loans..............     .37%     .61%     .93%    1.36%    1.70%
Total nonperforming assets as a
 percentage of loans and ORE......     .77     1.41     1.94     2.20     2.64
Loans 90 days or more past due as
 a percentage of loans............     .08      .08      .20      .12      .14

  Nonperforming loans acquired during 1991 through acquisitions amounted to $7 million. Other real estate acquired in these acquisitions amounted to $9 million.

  There may be additional loans within the Company's portfolio that may become classified as nonperforming as conditions dictate; however, management was not aware of any such loans that are material in amount at December 31, 1993.

  Details of nonaccrual loans at December 31, 1993 and 1992 appear below:

                                                                  1993    1992
                                                                 ------- -------
                                                                 (IN THOUSANDS)
Principal balance............................................... $12,024 $20,818
Interest that would have been recorded under original terms.....   1,606   1,706
Interest actually recorded......................................     643     610

  Details of loans with terms modified in troubled debt restructurings at December 31, 1993 and 1992 appear below:

                                                                  1993    1992
                                                                 ------- -------
                                                                 (IN THOUSANDS)
Principal balance...............................................  $7,143  $7,572
Interest that would have been recorded under original terms.....     578     635
Interest actually recorded......................................     570     642

NONINTEREST INCOME

  Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits and commissions earned through securities and insurance sales and trading activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income for 1993 increased 7 percent compared to 1992 while noninterest income for 1992 showed an increase of 11 percent from 1991.

                               NONINTEREST INCOME

                                    YEARS ENDED DECEMBER 31,   PERCENT CHANGE
                                    ------------------------ -------------------
                                      1993    1992    1991   1993/1992 1992/1991
                                    -------- ------- ------- --------- ---------
                                         (IN THOUSANDS)
Service charges on deposit ac-
 counts...........................  $ 38,270 $35,602 $32,402     7.5%     9.9%
Trust fees........................    16,648  14,190  11,522    17.3     23.2
Trading account profits and com-
 missions.........................    12,307  14,589  12,574   (15.6)    16.0
Investment securities gains (loss-
 es), net.........................       920     821     641    12.1     28.1
Credit card service charges and
 fees.............................     6,710   6,265   6,227     7.1      0.6
Other.............................    27,355  24,146  22,789    13.3      6.0
                                    -------- ------- -------
  Total noninterest income........  $102,210 $95,613 $86,155     6.9     11.0
                                    ======== ======= =======

  Fee income from service charges on deposit accounts increased 8 percent in 1993 following a 10 percent increase in 1992. Continued emphasis on low cost checking account services, appropriate pricing for transaction deposit accounts and fee collection practices for other deposit services contributed to the increased levels of income for both years. Increases during 1993 and 1992 were further influenced by the increase in both the number of accounts and balances outstanding in transaction deposit accounts.

  Trust fees or income from fee-based fiduciary activities increased 17 percent in 1993 compared to the 23 percent increase in 1992. The increase in 1993 is due primarily to growth in assets administered at the Trust Division of Compass Bank and the Company's River Oaks Trust Company subsidiary from $4.9 billion at the end of 1992 to $5.9 billion at December 31, 1993. Management fees on corporate employee benefit plans and personal trusts further contributed to the increase.

  Trading account profits and commissions on bond sales and trading activities decreased 16 percent during 1993 following an increase of 16 percent in 1992. During 1993, the Company's trading account consisted primarily of mortgage-backed securities, obligations of state and political subdivisions and U.S. Treasury securities. The future results of the trading account activity are dependent on factors such as movements in interest rates and changes in the securities markets and, as such, cannot be predicted with certainty. For a discussion of interest rate contracts held in the trading account, see page 21.

  Credit card service charge and fee income increased seven percent in 1993 after increasing less than one percent in 1992. Increases in merchants' discounts and in the annual credit card fees accounted for the increase.

  Recurring items of other noninterest income increased $4 million in 1993 and in 1992. The increase in 1993 resulted primarily from increases in commission income on annuity sales and mutual funds sales and increased mortgage banking income.

  Nonrecurring items of other noninterest income equaled $3 million in 1993 and $4 million for 1992. Nonrecurring items of noninterest income include net gains on sales of investment portfolio securities, net gains on the sale of fixed assets and other real estate owned, and gains on loan settlements. Nonrecurring items represented three percent of overall noninterest income in 1993 and four percent in 1992. The net gains on sales of investment securities in 1993 were $920,000 compared to $821,000 in 1992. The gain in 1992 is net of a $355,000 writedown on investment securities available for sale. Also included in nonrecurring noninterest income are the gains recognized on the sales of assets such as fixed assets and other real estate owned. These gains increased from $73,000 in 1992 to $1 million in 1993 due primarily to increased sales of other real estate owned. Gains on loan settlements at amounts in excess of the discounted carrying values relating to the Company's 1990 and 1991 acquisitions of certain failed banks in Texas accounted for 42 percent of the total nonrecurring income for 1993 compared to 77 percent in 1992.

NONINTEREST EXPENSE

  Noninterest expense for 1993 increased 5 percent following an increase of 15 percent in 1992. Total salaries and other personnel expenses increased eight percent from 1992 with regular incentive bonuses rising over 1992 levels as performance goals for 1993 were achieved. Salaries alone increased 6 percent during 1993 and 17 percent in 1992 due to normal increases relating to additions to staff and merit increases, while the increase in 1992 also reflected the impact of staff additions resulting from the Company's 1991 acquisitions. During 1993, sales commissions decreased 14 percent after increasing 11 percent in 1992. Additionally, the Company's accrual for projected contributions to the employee stock ownership plan, which is driven by the Company's performance, contributed to the increase in employee benefits expense in both years.

                              NONINTEREST EXPENSE

                                   YEARS ENDED DECEMBER 31,    PERCENT CHANGE
                                  -------------------------- -------------------
                                    1993     1992     1991   1993/1992 1992/1991
                                  -------- -------- -------- --------- ---------
                                        (IN THOUSANDS)
Salaries......................... $103,931 $ 97,777 $ 83,484     6.3%    17.1%
Commissions......................    3,799    4,403    3,955   (13.7)    11.3
Other personnel expense..........   21,574   18,949   15,357    13.9     23.4
Net occupancy expense............   18,834   17,304   15,492     8.8     11.7
Equipment expense................   17,996   16,063   13,599    12.0     18.1
Bank travel and entertainment....    6,404    6,302    5,112     1.6     23.3
Other real estate expenses.......    3,338    7,997    7,781   (58.3)     2.8
Marketing........................    5,799    5,131    3,480    13.0     47.4
Professional services............   17,083   15,899   13,103     7.4     21.3
Supplies.........................    6,875    6,462    5,626     6.4     14.9
FDIC insurance...................   11,989   11,434    9,215     4.9     24.1
Other............................   36,348   34,541   34,679     5.2     (0.4)
                                  -------- -------- --------
  Total noninterest expense...... $253,970 $242,262 $210,883     4.8     14.9
                                  ======== ======== ========

  Net occupancy expense increased by 9 percent in 1993 following a 12 percent increase in 1992. These increases in occupancy expense were due principally to bank acquisitions, opening of new branches, and normal renovation of existing properties. Equipment expense increased 12 percent in 1993 and 18 percent in 1992 due to equipment replacements and upgrades necessary to support increased business growth.

  Other noninterest expense, as reflected in the consolidated statements of income, decreased by less than one percent compared to a nine percent increase in 1992. Professional service expenses increased 7 percent in 1993 and 21 percent in 1992 while bank travel and entertainment expenses increased 2 percent in 1993 and 23 percent in 1992, primarily due to acquisition activity. The amount the Subsidiary Banks paid for Federal deposit insurance increased less than $1 million in 1993 after increasing more than $2 million in 1992. The amount of FDIC insurance premiums paid by the Subsidiary Banks is a function of both the Subsidiary Banks' deposit base and the rate at which insurance premiums are assessed by the FDIC, which is based in part on the capital adequacy of each bank. Because each of the Subsidiary Banks meets the regulatory definition of "well capitalized", this expense reflects the lowest possible assessment rate charged by the FDIC.

INCOME TAXES

  The effective tax rate as a percentage of pretax income was 35 percent in 1993, 34 percent in 1992 and 32 percent in 1991. The effective tax rate in 1991 is lower than the statutory Federal rate of 34 percent primarily due to investments in loans and securities earning interest income that is exempt from Federal taxation.

  The effective tax rate increased in 1993 due to the Omnibus Budget Reconciliation Act of 1993 which increased the Company's statutory Federal tax rate from 34 percent to 35 percent retroactive to January 1, 1993. The effective tax rate increased in 1992 due to a larger percentage of taxable income resulting from fewer tax- exempt investment securities and an increase in non-deductible expenses related to acquisitions. In 1993 and 1992, the Company's effective tax rate was 100 percent of the statutory Federal tax rate compared to 94 percent in 1991. The Company's effective tax rate should continue to equal or exceed the statutory Federal tax rate in future years.

  Financial Accounting Statement No. 109, Accounting for Income Taxes ("FAS109"), was issued by the Financial Accounting Standards Board in February, 1992. The Company adopted FAS109 effective January 1, 1993, with no material impact on the financial statements. Prior years' financial statements have not been restated to apply the provisions of FAS109.

OTHER ACCOUNTING ISSUES

  During the second quarter of 1993, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement No. 114, Accounting by Creditors for Impairment of a Loan ("FAS114"). FAS114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or costs, premium, or discount existing at the inception or acquisition of the loan. FAS114 is effective for fiscal years beginning after December 15, 1994, with earlier adoption permitted. The Company does not anticipate adopting FAS114 prior to its effective date. Presently, the Company is unable to determine the impact that adoption of FAS114 will have on the consolidated financial statements of the Company, but management anticipates that the impact will not be material.

PENDING ACQUISITIONS

  For information on pending acquisitions, see the accompanying "Notes to Consolidated Financial Statements," Note 10, Mergers and Acquisitions.

IMPACT OF INFLATION AND CHANGING PRICES

  A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company's ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

  Various information shown elsewhere in this Annual Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the compositions of the loan and securities portfolios, the data on the interest sensitivity of loans and deposits, and the information related to off-balance sheet hedging activities discussed in Note 6 of "Notes to Consolidated Financial Statements" should be considered.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report..............................................  38
Consolidated Balance Sheets as of December 31, 1993 and 1992..............  39
Consolidated Statements of Income for the years ended December 31, 1993,
 1992 and 1991............................................................  40
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1993, 1992 and 1991.........................................  41
Consolidated Statements of Cash Flows for the years ended December 31,
 1993, 1992 and 1991......................................................  42
Summary of Significant Accounting Policies--December 31, 1993, 1992 and
 1991.....................................................................  43
Notes to Consolidated Financial Statements--December 31, 1993, 1992 and
 1991.....................................................................  46
Quarterly Results (Unaudited).............................................  64

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Compass Bancshares, Inc.

  We have audited the accompanying consolidated balance sheets of Compass Bancshares, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in 1993. Also, as discussed in
Note 1, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities at December 31, 1993.

                                          KPMG Peat Marwick

January 14, 1994
Birmingham, Alabama

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1993        1992
                                                        ----------  ----------
                                                           (IN THOUSANDS)
ASSETS
Cash and due from banks................................ $  279,622  $  309,441
Interest bearing deposits with other banks.............     10,474      10,876
Investment securities (market value of $617,190 and
 $1,143,923 for 1993 and 1992, respectively):
  Taxable..............................................    480,736     948,794
  Tax-exempt...........................................    109,133     154,826
                                                        ----------  ----------
    Total investment securities........................    589,869   1,103,620
Investment securities available for sale (unrealized
 holding gain of $10,421 at December 31, 1993; market
 value of $568,263 for 1992)...........................    639,801     560,556
Trading account securities.............................    239,491     106,046
Federal funds sold and securities purchased under
 agreements to resell..................................    140,043      57,883
Loans..................................................  5,150,377   4,631,403
Less: Unearned income..................................     (1,891)     (3,873)
    Allowance for loan losses..........................   (110,036)    (83,352)
                                                        ----------  ----------
    Net loans..........................................  5,038,450   4,544,178
Premises and equipment, net............................    173,911     150,519
Other assets...........................................    140,680     161,387
                                                        ----------  ----------
    TOTAL ASSETS....................................... $7,252,341  $7,004,506
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing.................................. $1,135,898  $1,138,635
  Interest bearing.....................................  4,416,928   4,210,644
                                                        ----------  ----------
    Total deposits.....................................  5,552,826   5,349,279
Federal funds purchased................................    414,704     543,605
Securities sold under agreements to repurchase.........    205,707     232,247
Other short-term borrowings............................    171,014     132,331
Accrued expenses and other liabilities.................     37,069      36,705
FHLB and other borrowings..............................    325,437     203,913
                                                        ----------  ----------
    Total liabilities..................................  6,706,757   6,498,080
Shareholders' equity:
  Cumulative, convertible preferred stock of $.10 par
   value:
    Authorized--25,000,000 shares;
    Issued--261,134 in 1992; net of discount of
     $3,003,000........................................        --       23,110
  Common stock of $2 par value:
    Authorized--50,000,000 shares;
    Issued--36,461,980 shares in 1993 and 36,394,067
     shares in 1992....................................     72,924      72,788
  Loans to finance stock purchases.....................     (6,576)     (3,119)
  Surplus..............................................     33,285      31,562
  Net unrealized holding gain on available-for-sale
   securities..........................................      6,494         --
  Retained earnings....................................    439,457     382,085
                                                        ----------  ----------
    Total shareholders' equity.........................    545,584     506,426
Commitments (Note 6)...................................
                                                        ----------  ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......... $7,252,341  $7,004,506
                                                        ==========  ==========

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                               YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                            1993         1992          1991
                                        ------------ ------------  ------------
                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans........... $    409,841 $    393,335  $    390,394
  Interest on investment securities:
    Taxable............................       58,772      122,728       128,155
    Tax-exempt.........................        8,306        9,996        11,535
                                        ------------ ------------  ------------
      Total interest on investment
       securities......................       67,078      132,724       139,690
  Interest on investment securities
   available for sale..................       32,356        3,719           --
  Interest on trading account
   securities..........................        9,777        6,548         7,874
  Interest on federal funds sold and
   securities purchased under
   agreements to resell................        2,635        2,258         6,352
  Interest on interest bearing deposits
   with other banks....................          883          982         1,731
                                        ------------ ------------  ------------
      TOTAL INTEREST INCOME............      522,570      539,566       546,041
INTEREST EXPENSE:
  Interest on deposits.................      159,893      185,705       234,820
  Interest on federal funds purchased
   and securities sold under agreements
   to repurchase.......................       19,155       30,796        47,507
  Interest on other short-term
   borrowings..........................        6,908        7,722         7,788
  Interest on FHLB and other
   borrowings..........................       11,350        2,009         1,305
                                        ------------ ------------  ------------
      TOTAL INTEREST EXPENSE...........      197,306      226,232       291,420
                                        ------------ ------------  ------------
      Net interest income..............      325,264      313,334       254,621
Provision for loan losses..............       35,985       52,885        37,964
                                        ------------ ------------  ------------
      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES.......      289,279      260,449       216,657
NONINTEREST INCOME:
  Service charges on deposit accounts..       38,270       35,602        32,402
  Trust fees...........................       16,648       14,190        11,522
  Trading account profits and
   commissions.........................       12,307       14,589        12,574
  Investment securities gains, net.....          920        1,176           641
  Writedown of securities available for
   sale................................          --          (355)          --
  Credit card service charges and fees.        6,710        6,265         6,227
  Other................................       27,355       24,146        22,789
                                        ------------ ------------  ------------
      TOTAL NONINTEREST INCOME.........      102,210       95,613        86,155
NONINTEREST EXPENSE:
  Salaries, benefits and commissions...      129,304      121,129       102,796
  Net occupancy expense................       18,834       17,304        15,492
  Equipment expense....................       17,996       16,063        13,599
  FDIC insurance.......................       11,989       11,434         9,215
  Other................................       75,847       76,332        69,781
                                        ------------ ------------  ------------
      TOTAL NONINTEREST EXPENSE........      253,970      242,262       210,883
                                        ------------ ------------  ------------
      Net income before income tax
       expense.........................      137,519      113,800        91,929
Income tax expense.....................       48,259       38,410        29,145
                                        ------------ ------------  ------------
      NET INCOME....................... $     89,260 $     75,390  $     62,784
                                        ============ ============  ============
Net income per common share............ $       2.39 $       2.01  $       1.74
Weighted average common shares
 outstanding...........................       36,721       36,396        35,128

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                     NET
                                                                                  UNREALIZED
                                                                                   HOLDING
                                           LOANS TO                                GAIN ON
                                            FINANCE                               AVAILABLE-     TOTAL
                         PREFERRED COMMON    STOCK            RETAINED  TREASURY   FOR-SALE  SHAREHOLDERS'
                           STOCK    STOCK  PURCHASES SURPLUS  EARNINGS   STOCK    SECURITIES    EQUITY
                         --------- ------- --------- -------  --------  --------  ---------- -------------
                                                         (IN THOUSANDS)
Balance December 31,
 1990...................  $   --   $46,951  $   --   $33,266  $289,506  $(9,901)    $  --      $359,822
 Net income--1991.......      --       --       --       --     62,784      --         --        62,784
 Cash common dividends
  declared ($.59 per
  share)................      --       --       --       --    (18,725)     --         --       (18,725)
 Cash preferred
  dividends declared
  ($6.09 per share).....      --       --       --       --     (1,591)     --         --        (1,591)
 Cash dividends declared
  by pooled banks prior
  to acquisition........      --       --       --       --       (171)     --         --          (171)
 Exercise of stock
  options...............      --       117      --       687      (123)   1,332        --         2,013
 Purchase of treasury
  stock.................      --       --       --       --        --       (43)       --           (43)
 Issuance of common
  stock.................      --       572      --    13,914      (657)   8,612        --        22,441
 Issuance of preferred
  stock.................   23,110      --       --       --        --       --         --        23,110
                          -------  -------  -------  -------  --------  -------     ------     --------
Balance December 31,
 1991...................   23,110   47,640      --    47,867   331,023      --         --       449,640
 Net income--1992.......      --       --       --       --     75,390      --         --        75,390
 Effect of 3-for-2 stock
  split.................      --    23,880      --   (23,897)      --       --         --           (17)
 Cash common dividends
  declared ($.67 per
  share)................      --       --       --       --    (22,120)     --         --       (22,120)
 Cash preferred
  dividends declared
  ($8.00 per share).....      --       --       --       --     (2,089)     --         --        (2,089)
 Cash dividends declared
  by pooled banks prior
  to acquisition........      --       --       --       --       (114)     --         --          (114)
 Exercise of stock
  options...............      --     1,268   (3,119)   5,216        (5)       9        --         3,369
 Tax benefit of stock
  options exercised.....      --       --       --     1,908       --       --         --         1,908
 Purchase of treasury
  stock.................      --       --       --       --        --        (9)       --            (9)
 Issuance of common
  stock.................      --       --       --       468       --       --         --           468
                          -------  -------  -------  -------  --------  -------     ------     --------
Balance December 31,
 1992...................   23,110   72,788   (3,119)  31,562   382,085      --         --       506,426
 NET INCOME--1993.......      --       --       --       --     89,260      --         --        89,260
 CASH COMMON DIVIDENDS
  DECLARED ($.76 PER
  SHARE)................      --       --       --       --    (27,502)     --         --       (27,502)
 CASH PREFERRED
  DIVIDENDS DECLARED
  ($5.98 PER SHARE).....      --       --       --       --     (1,531)     --         --        (1,531)
 EXERCISE OF STOCK
  OPTIONS...............      --       136      --       583       --       --         --           719
 PURCHASE OF TREASURY
  STOCK.................      --       --       --       --        --      (410)       --          (410)
 TREASURY SHARES ISSUED
  FOR OPTIONS...........      --       --       --      (235)      --       410        --           175
 LOANS TO FINANCE STOCK
  PURCHASES.............      --       --    (3,457)     --        --       --         --        (3,457)
 ISSUANCE OF COMMON
  STOCK.................      --       --       --     1,375       --       --         --         1,375
 RETIREMENT OF PREFERRED
  STOCK.................  (23,110)     --       --       --     (2,855)     --         --       (25,965)
 EFFECT OF ADOPTION OF
  FASB STATEMENT NO.
  115--ACCOUNTING FOR
  CERTAIN INVESTMENTS IN
  DEBT AND EQUITY
  SECURITIES............      --       --       --       --        --       --       6,494        6,494
                          -------  -------  -------  -------  --------  -------     ------     --------
BALANCE DECEMBER 31,
 1993...................  $   --   $72,924  $(6,576) $33,285  $439,457  $   --      $6,494     $545,584
                          =======  =======  =======  =======  ========  =======     ======     ========

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1993      1992      1991
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income.....................................  $ 89,260  $ 75,390  $ 62,784
  Adjustments to reconcile net income to cash
   provided/(used) by operations:
    Depreciation and amortization................    26,237    22,830    16,941
    Accretion of discount and loan fees..........    (9,013)  (10,145)   (7,089)
    Provision for loan losses....................    35,985    52,885    37,964
    Net change in trading account securities.....  (133,445)  (25,931)   (7,694)
    Deferred tax benefit.........................    (6,816)  (10,881)   (2,391)
    Net change in mortgage loans available for
     sale........................................   (15,795)      --        --
    Gain on sale of investment securities........      (920)   (1,176)     (641)
    Gain on sale of premises and equipment.......       (34)      (61)   (2,579)
    Gain on sale of other real estate owned......      (926)      (12)     (302)
    Provision for losses on other real estate
     owned.......................................     1,602     5,100     7,331
    Writedown of investment securities available
     for sale....................................       --        355       --
    (Increase)/decrease in interest receivable...     8,153     4,307   (10,152)
    (Increase)/decrease in other assets..........    (1,478)   33,874   (16,976)
    Decrease in interest payable.................    (3,764)   (8,232)   (2,423)
    Increase/(decrease) in taxes payable.........       103    (5,308)    1,060
    Increase/(decrease) in other payables........     4,547     3,316    (5,219)
                                                   --------  --------  --------
      Net cash provided/(used) by operating ac-
       tivities..................................    (6,304)  136,311    70,614
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities...    40,207    54,511   176,191
  Proceeds from maturities/calls of investment
   securities....................................   434,522   695,415   242,761
  Purchases of investment securities.............   (34,445) (446,325) (809,325)
  Proceeds from sales of investment securities
   available for sale............................    57,347     5,296       --
  Proceeds from maturities/calls of investment
   securities available for sale.................   251,826       --        --
  Purchases of investment securities available
   for sale......................................  (284,748)      --        --
  Net (increase)/decrease in federal funds sold
   and securities purchased under agreements to
   resell........................................   (75,099)   46,246    90,466
  Net increase in loan portfolio.................  (389,203) (727,171) (171,336)
  Proceeds from sales of loans...................       --      5,336     8,473
  Acquisition of banks, net of cash acquired.....   (16,016)      --      5,205
  Purchases of premises and equipment............   (37,248)  (33,913)  (25,710)
  Proceeds from sales of premises and equipment..     2,140       622     8,136
  Net decrease in interest bearing deposits with
   other banks...................................       803     2,722    19,628
  Proceeds from sales of other real estate owned.    16,133     9,691    15,214
                                                   --------  --------  --------
      Net cash used by investing activities......   (33,781) (387,570) (440,297)
FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts
   and savings accounts..........................    59,503   204,555   168,912
  Net increase in time deposits..................     1,661    86,633   145,606
  Net increase/(decrease) in federal funds pur-
   chased........................................  (128,901) (126,370)  270,945
  Net decrease in securities sold under agree-
   ments to repurchase...........................   (26,540) (121,219) (183,890)
  Net increase in short-term borrowings..........    38,681    14,980    22,758
  Proceeds from FHLB advances and other
   borrowings....................................   122,505   198,000       --
  Repayment of other borrowings..................    (3,481)   (7,273)   (3,052)
  Purchase of treasury shares....................      (410)       (9)      (43)
  Common dividends paid..........................   (27,502)  (22,234)  (18,896)
  Preferred dividends paid.......................    (1,531)   (2,089)   (1,591)
  Redemption of preferred stock..................   (25,965)      --        --
  Proceeds from issuance of common stock.........       --        468    22,441
  Proceeds from exercise of stock options........     2,246     6,484     2,013
                                                   --------  --------  --------
      Net cash provided by financing activities..    10,266   231,926   425,203
                                                   --------  --------  --------
Net increase/(decrease) in cash and due from
 banks...........................................   (29,819)  (19,333)   55,520
Cash and due from banks at beginning of the year.   309,441   328,774   273,254
                                                   --------  --------  --------
Cash and due from banks at end of the year.......  $279,622  $309,441  $328,774
                                                   ========  ========  ========

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                        DECEMBER 31, 1993, 1992 AND 1991

  The accounting principles followed by Compass Bancshares, Inc. (the "Company") and its subsidiaries and the methods of applying these principles conform with generally accepted accounting principles and with general practices within the banking industry. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

  Certain items in prior years' financial statements have been reclassified to conform with the current financial statement presentations.

BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of the Company and its subsidiaries, Compass Bank (and its wholly-owned subsidiaries), Central Bank of the South, Compass Bank, N.A., Compass Bank-Florida, Compass Banks of Texas, Inc. (and its wholly-owned subsidiaries) (collectively, the "Subsidiary Banks"), Compass Land Holding Corporation and Compass Underwriters, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

SECURITIES

  Securities are held in three portfolios: (i) trading account securities, (ii) held-to-maturity securities, and (iii) securities available for sale. Trading account securities are stated at market value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and ability to hold such securities until maturity. On December 31, 1993, the Company adopted Financial Accounting Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS115") which requires that investment securities available for sale be reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of stockholders' equity. The adoption of FAS115 did not affect the Company's methodology for determining the carrying value of its trading account securities or its investment securities held to maturity. During all periods prior to the date of adoption, the Company reported securities available for sale at the lower-of-cost-or-market with any valuation adjustment reflected in earnings as required by generally accepted accounting principles at that time. Additionally, FAS115 specifies accounting principles in regard to transfers among the three portfolios and the conditions that would permit such transfers. Investment securities available for sale are classified as such due to the fact that management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. The adoption of FAS115 resulted in the addition of $6.5 million to stockholders' equity at December 31, 1993, representing the tax-effected net unrealized gain on the Company's available-for-sale portfolio at that date. With the adoption of FAS115, the Company transferred additional securities totaling $58 million, primarily fixed-rate CMOs, to the available-for-sale portfolio at December 31, 1993. Subsequent increases and decreases in the net unrealized gain/loss on the portfolio of securities available for sale will be reflected as adjustments to the carrying value of the portfolio and as adjustments to the component of shareholders' equity.

  Interest earned on investment securities held to maturity, investment securities available for sale, and trading account securities is included in interest income. Net gains and losses on the sale of investment securities held to maturity and investment securities available for sale, computed principally on the specific identification method, are shown separately in noninterest income in the consolidated statements of income.

  As part of the Company's overall interest rate risk management, the Company uses interest rate futures, swaps, caps and floors. Gains and losses on futures contracts are deferred and amortized over the lives of the hedged assets or liabilities as an adjustment to interest income or expense. Interest income or expense related to interest rate swaps, caps and floors is recorded over the life of the agreement as an adjustment to net interest income.

  Gains or losses on futures contracts used in the securities trading portfolio, as well as gains or losses on short-sale transactions, are recognized currently by the mark-to-market method of accounting and are recorded in the noninterest income section of the consolidated statements of income. Income received as an intermediary for customers under interest rate contracts is amortized over the life of the respective contract and recorded in noninterest income.

LOANS

  All loans are stated at principal outstanding. Interest income on installment loans is recognized primarily on the level yield method. Interest income on other loans is credited to income based primarily on the principal outstanding at appropriate rates of interest.

  It is the general policy of the Company's Subsidiary Banks to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

ALLOWANCE FOR LOAN LOSSES

  The amount of the provision for loan losses charged to income is determined on the basis of several factors including actual loss experience, current and expected economic conditions and periodic examinations and appraisals of the loan portfolio. Such provisions, less net loan charge-offs, comprise the allowance for loan losses which is deducted from loans and is available for future loan charge-offs.

  The Subsidiary Banks generally follow the policy of charging off loans determined to be uncollectible by management, the Company's loan examination division or Federal and state supervisory authorities. Subsequent recoveries are credited to the allowance.

OTHER REAL ESTATE

  For real estate acquired through foreclosure and in-substance foreclosed assets, a new cost basis is established at fair value at the time of foreclosure. Subsequent to foreclosure, foreclosed assets are carried at the lower of fair value less estimated costs to sell or cost, with the difference recorded as a valuation allowance, on an individual asset basis. Subsequent decreases in fair value and increases in fair value, up to the value established at foreclosure, are recognized as charges or credits to expense. Other real estate, net of allowance for losses, is reported in other assets in the consolidated balance sheets.

LOAN FEES

  The Company accounts for loan fees and origination costs in accordance with Financial Accounting Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Direct Costs of Leases ("FAS91"). The basic requirement of FAS91 calls for the Company to treat loan fees, net of direct costs, as an adjustment to the yield of the related loan over the term of the loan.

PREMISES AND EQUIPMENT

  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using primarily the straight-line method over the estimated useful lives of assets.

AMORTIZATION OF INTANGIBLES

  Intangibles are included in other assets. The amortization periods for these assets are dependent upon the type of intangible. Goodwill is amortized over a period not greater than 20 years; core deposit and other identifiable intangibles are amortized over a period based on the life of the intangible which generally varies from 10 to 20 years. Goodwill is amortized using the straight-line method and other identifiable intangibles are amortized using accelerated methods as appropriate.

TREASURY STOCK

  Stock repurchases are accounted for using the cost method.

INCOME TAX EXPENSE

  For 1993, the Company and its subsidiaries provide for income tax using the asset and liability method of accounting for income tax in accordance with Financial Accounting Statement No. 109, Accounting for Income Taxes ("FAS109"). For 1992 and 1991, the Company and its subsidiaries provide for income tax using the deferred method of accounting for income taxes under APB Opinion 11.

  Under the asset and liability method prescribed by FAS109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Pursuant to the deferred method under APB Opinion 11, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

  Effective January 1, 1993, the Company adopted FAS109, with no material impact on the financial statements. Prior years' financial statements have not been restated to apply the provisions of FAS109.

EMPLOYEE BENEFIT PLANS

  The Company and its subsidiaries have various employee benefit plans which cover substantially all employees. Pension expense is determined based on an actuarial valuation. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Contributions to the various other plans are determined by the Board of Directors.

NET INCOME PER COMMON SHARE

  Primary net income per common share is calculated based on the weighted average shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents included in the computations represent the dilutive effect of shares issuable under stock options granted by the Company. For purposes of this calculation, net income is adjusted for preferred stock dividends paid by the Company during the year. All prior period per share data has been restated to reflect a 3-for-2 stock split effected through the issuance of a 50 percent stock dividend paid in July, 1992.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1993, 1992 AND 1991

(1) CASH AND DUE FROM BANKS

  The Subsidiary Banks are required to maintain cash balances with the Federal Reserve. The average amounts of those balances for the years ended December 31, 1993 and 1992 were approximately $77,491,000 and $69,694,000, respectively.

(2) CASH FLOWS

  The Company paid approximately $201,070,000, $234,464,000 and $293,843,000 in interest on deposits and other liabilities during 1993, 1992 and 1991, respectively.

                                                            DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Schedule of noncash investing and financing
 activities:
  Transfers of loans to other real estate owned..... $  7,552 $ 20,625 $ 21,151
  Loans to facilitate the sale of other real estate.    8,362    7,771      577
  Transfer of securities to investment securities
   available for sale...............................   86,704  566,137      --
  Issuance of preferred stock in acquisition........      --       --    23,110
  Tax benefit realized upon exercise of stock
   options..........................................      --     1,908      --
  Debt reduction through issuance of stock..........      --       --     1,195

- --------
  Acquisitions of banks:
    Fair value of assets acquired................... $165,313
    Liabilities assumed.............................  146,723
                                                     --------
      Cash paid..................................... $ 18,590
                                                     ========

(3) INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE

  The adjusted cost and approximate market value of investment securities and investment securities available for sale at December 31, 1993 and 1992 were as follows:

                                              1993                1992
                                        ----------------- ---------------------
                                        CARRYING  MARKET   CARRYING    MARKET
                                         AMOUNT   VALUE     AMOUNT     VALUE
                                        -------- -------- ---------- ----------
                                                    (IN THOUSANDS)
Investment securities:
  Debt securities:
    U.S. Treasury and other U.S.
     Government agencies and
     corporations...................... $ 28,718 $ 32,636 $   84,377 $   88,773
    Mortgage-backed securities.........  394,638  409,667    792,460    821,899
    States and political subdivisions..  107,280  112,601    151,961    154,805
    Corporate..........................   55,305   58,120     51,341     54,773
    Foreign............................      470      417        475        422
    Other..............................    1,986    2,048      2,931      2,989
  Equity securities....................    1,472    1,701     20,075     20,262
                                        -------- -------- ---------- ----------
      Total............................ $589,869 $617,190 $1,103,620 $1,143,923
                                        ======== ======== ========== ==========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

                                                  1993              1992
                                           ------------------ -----------------
                                            MARKET  AMORTIZED CARRYING  MARKET
                                            VALUE     COST     AMOUNT   VALUE
                                           -------- --------- -------- --------
                                                      (IN THOUSANDS)
Investment securities available for sale:
  Debt securities:
    U.S. Treasury and other U.S.
     Government agencies and corporations. $262,474 $254,973  $292,216 $298,963
    Mortgage-backed securities............  327,578  327,146   248,804  248,804
    Corporate.............................   12,934   12,683    10,183   10,805
    Other.................................    1,407    1,407     4,640    4,737
  Equity securities.......................   35,408   33,171     4,713    4,954
                                           -------- --------  -------- --------
      Total............................... $639,801 $629,380  $560,556 $568,263
                                           ======== ========  ======== ========

  Securities with principal amounts of approximately $793,165,000 and $962,690,000 at December 31, 1993 and 1992, respectively, were sold under agreements to repurchase or pledged to secure public deposits and for other purposes as required by law. Unrealized gains and unrealized losses on investment securities held to maturity for 1993 were $28,343,000 and $1,022,000, respectively. For investment securities available for sale, unrealized gains and unrealized losses at year-end 1993 were $10,531,000 and $110,000, respectively. The unrealized gains and unrealized losses on investment securities and investment securities available for sale related to the various categories as of December 31, 1993 and 1992 are detailed in the following table.

                                             1993                  1992
                                     --------------------- ---------------------
                                     UNREALIZED UNREALIZED UNREALIZED UNREALIZED
                                       GAINS      LOSSES     GAINS      LOSSES
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
Investment securities:
  Debt securities:
    U.S. Treasury and other U.S.
     Government agencies and
     corporations..................   $ 3,932     $   14    $ 4,559     $  163
    Mortgage-backed securities.....    15,956        927     30,217        778
    States and political
     subdivisions..................     5,349         28      3,487        643
    Corporate......................     2,815        --       3,432        --
    Foreign........................       --          53        --          53
    Other..........................        62        --          58        --
  Equity securities................       229        --         187        --
                                      -------     ------    -------     ------
      Total........................   $28,343     $1,022    $41,940     $1,637
                                      =======     ======    =======     ======
Investment securities available for
 sale:
  Debt securities:
    U.S. Treasury and other U.S.
     Government agencies and
     corporations..................   $ 7,611     $  110    $ 6,788     $   41
    Mortgage-backed securities.....       432        --         --         --
    Corporate......................       251        --         622        --
    Other..........................       --         --          98          1
  Equity securities................     2,237        --         241        --
                                      -------     ------    -------     ------
      Total........................   $10,531     $  110    $ 7,749     $   42
                                      =======     ======    =======     ======

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1993, 1992 AND 1991
  The maturity of the securities portfolio is presented in the tables below. No maturity breakdown is presented for mortgage-backed securities because of the unpredictability as to the timing and amount of principal repayments on these securities.

                                                                     1993
                                                              ------------------
                                                              CARRYING  MARKET
                                                               AMOUNT    VALUE
                                                              -------- ---------
                                                                (IN THOUSANDS)
Investment securities:
  Maturing within one year................................... $ 31,502 $ 32,474
  Maturing after one but within five years...................   48,528   51,555
  Maturing after five but within ten years...................   54,572   59,385
  Maturing after ten years...................................   60,629   64,109
                                                              -------- --------
                                                               195,231  207,523
  Mortgage-backed securities.................................  394,638  409,667
                                                              -------- --------
    Total.................................................... $589,869 $617,190
                                                              ======== ========
                                                               MARKET  AMORTIZED
                                                               VALUE     COST
                                                              -------- ---------
                                                                (IN THOUSANDS)
Investment securities available for sale:
  Maturing within one year................................... $ 66,530 $ 63,731
  Maturing after one but within five years...................  245,056  238,062
  Maturing after ten years...................................      637      441
                                                              -------- --------
                                                               312,223  302,234
  Mortgage-backed securities.................................  327,578  327,146
                                                              -------- --------
    Total.................................................... $639,801 $629,380
                                                              ======== ========

  Proceeds from sales of investment securities classified as held-to-maturity were $40,207,000 in 1993, $54,511,000 in 1992, and $176,191,000 in 1991. Gross
gains realized on those sales were $193,000 in 1993, $1,176,000 in 1992, and $1,848,000 in 1991. Gross losses realized on sales totaled $1,207,000 in 1991.

  Proceeds from sales of available-for-sale investment securities were $57,347,000 in 1993 and $5,296,000 in 1992. Gross gains realized on those sales were $727,000 in 1993. There were no losses realized on sales in 1993 or in 1992. There were no transfers of securities from the available-for-sale portfolio to the trading securities portfolio.

  With the adoption of FAS115 on December 31, 1993, the Company transferred an additional $58 million of investment securities to its available-for-sale portfolio. The transfer primarily involved fixed-rate CMOs that could be required to be transferred to the available-for-sale portfolio by Federal regulators in the future if sufficiently reduced prepayment speeds are experienced on the underlying mortgages.

(4) LOANS AND ALLOWANCES FOR LOAN LOSSES AND LOSSES ON OTHER REAL ESTATE

  At December 31, 1993 and 1992, the composition of the loan portfolio was as follows:

                                                             1993       1992
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Commercial, financial and agricultural................... $1,125,633 $1,051,461
Real estate--construction................................    251,343    234,160
Real estate--mortgage....................................  2,622,120  2,177,542
Consumer installment.....................................  1,151,281  1,168,240
                                                          ---------- ----------
                                                          $5,150,377 $4,631,403
                                                          ========== ==========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991
  During 1993 and 1992, certain executive officers and directors of the Company and its principal subsidiary, Compass Bank, including their immediate families and companies with which they are associated, were loan customers of the Subsidiary Banks. Total loans outstanding to these persons at December 31, 1993 and 1992 amounted to $56,660,000 and $54,393,000, respectively. The change from December 31, 1992 to December 31, 1993, reflects payments amounting to $25,580,000 and advances of $27,847,000. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

  The Company does not have a concentration of loans to any one industry.

  A summary of the transactions in the allowance for loan losses for the years ended December 31, 1993, 1992 and 1991 follows:

                                                       1993     1992     1991
                                                     --------  -------  -------
                                                          (IN THOUSANDS)
Balance at beginning of year........................ $ 83,352  $55,561  $42,366
Add: Provision charged to income....................   35,985   52,885   37,964
   Additions due to acquisitions....................    1,323      --     6,878
Deduct: Loans charged off...........................   19,301   31,502   35,566
     Loan recoveries................................   (8,677)  (6,408)  (3,919)
                                                     --------  -------  -------
      Net charge-offs...............................   10,624   25,094   31,647
                                                     --------  -------  -------
Balance at end of year.............................. $110,036  $83,352  $55,561
                                                     ========  =======  =======

  Details of nonaccrual loans at December 31, 1993 and 1992 appear below:

                                                                  1993    1992
                                                                 ------- -------
                                                                 (IN THOUSANDS)
Principal balance............................................... $12,024 $20,818
Interest that would have been recorded under original terms.....   1,606   1,706
Interest actually recorded......................................     643     610

  Details of loans with terms modified in troubled debt restructurings at December 31, 1993 and 1992 appear below:

                                                                  1993    1992
                                                                 ------- -------
                                                                 (IN THOUSANDS)
Principal balance............................................... $ 7,143 $ 7,572
Interest that would have been recorded under original terms.....     578     635
Interest actually recorded......................................     570     642

  A summary of the transactions in the allowance for losses on other real estate for the years ended December 31, 1993 and 1992 follows:

                                                                1993     1992
                                                               -------  -------
                                                               (IN THOUSANDS)
Balance at beginning of year.................................. $ 5,196  $ 1,534
Provision charged to income...................................   1,602    5,100
Charge-offs...................................................  (3,964)  (1,474)
Recoveries....................................................     981       36
                                                               -------  -------
Balance at end of year........................................ $ 3,815  $ 5,196
                                                               =======  =======

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

  Other real estate, net of the allowance for losses, totaled $20,653,000 at December 31, 1993, and $37,243,000 at December 31, 1992, and is reported in other assets in the consolidated balance sheets.

(5) FHLB AND OTHER BORROWINGS

  At December 31, 1993, the Company had 7 percent subordinated debentures of $75,000,000 maturing in 2003 with interest paid semi-annually. At December 31, 1993, the net carrying amount of these debentures was $74,499,000.

  The Company had a mortgage amounting to $4,938,000 as of December 31, 1993 secured by the River Oaks Bank Building in Houston, Texas. The 8.875 percent mortgage has monthly principal and interest payments of approximately $50,000 and matures December 31, 2008.

  At December 31, 1993, the Company also had $246,000,000 in outstanding advances from the Federal Home Loan Bank of which $100,000,000 matures in 1995, $48,000,000 matures in 1996, and $98,000,000 matures in 1997. The interest rate on these advances resets quarterly based on the 3-month LIBOR rate and interest payments are due quarterly. These advances are secured by first mortgages of $378,000,000 carried on the books of Compass Bank.

(6) OFF-BALANCE SHEET RISK AND COMMITMENTS

  The Company and its subsidiaries lease certain facilities and equipment for use in their businesses. The leases for facilities generally run for periods of 10 to 20 years with various renewal options, while leases for equipment generally have terms not in excess of 5 years. The majority of the leases for facilities contain rental escalation clauses with fixed rental increases or increases tied to changes in consumer indexes. Certain real property leases contain purchase options.

  Management expects that most leases will be renewed or replaced with new leases in the normal course of business.

  The following is a schedule by years of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1993, for leased facilities (in Thousands):

                1994................. $ 3,682
                1995.................   3,235
                1996.................   2,659
                1997.................   2,212
                1998.................   1,828
                1999-2003............   5,707
                2004-2008............     203
                2009-2013............      98
                2014-2072............   1,084
                                      -------
                                      $20,708
                                      =======

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991
  Minimum rentals for all operating leases charged to earnings totaled $7,087,000, $8,072,000 and $7,194,000 for years ended December 31, 1993, 1992 and 1991, respectively.

  The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, forward and futures contracts, interest rate swap agreements, options written, and floors and caps written. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in the particular classes of financial instruments.

  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments to extend credit and issuing standby and commercial letters of credit as it does for on-balance sheet instruments. For interest rate caps, floors and swap transactions, forward and futures contracts and options written, the contract or notional amounts do not represent ultimate exposure to credit loss. The Company controls the credit risk of its financial instruments through credit approvals, limits and monitoring procedures.

  The following table summarizes the contract or notional amount of various off-balance sheet instruments and commitments as of December 31:

                 OFF-BALANCE SHEET INSTRUMENTS AND COMMITMENTS

                                                            1993       1992
                                                         ---------- ----------
                                                            (IN THOUSANDS)
Financial instruments whose contract amounts represent
 credit risk:
  Commitments to extend credit.......................... $1,433,551 $1,144,563
  Standby and commercial letters of credit..............     52,382     43,533
Financial instruments whose notional or contract
 amounts exceed the amount of credit risk*:
  Forward and futures contracts......................... $  179,790 $    7,933
  Interest rate swap agreements.........................    568,287    447,966
  Exchange-traded options written.......................    700,000     52,000
  Exchange-traded options purchased.....................  1,254,000      6,250
  Floors and caps written...............................    448,100    176,100
  Floors and caps purchased.............................  1,250,000  1,140,000

- --------
* The Company has credit risk on uncollateralized interest rate swaps and purchased floors for the amount required to replace such contracts in the event of counterparty default. At December 31, 1993, the Company estimates its credit risk in the event of total counterparty default to be $900,000 for interest rate swaps and $27.6 million for purchased floors and caps.

  Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

  Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions and expire in decreasing amounts. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

  Forward and futures contracts are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery of a specified instrument at a designated future date at a specific price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities' values and interest rates.

  The Company enters into a variety of interest rate contracts, including interest rate caps and floors written, interest rate options written and interest rate swap agreements, in its trading activities and in managing its interest rate exposure. Interest rate caps and floors written by the Company enable customers to transfer, modify or reduce their interest rate risk. Interest rate options are contracts that allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller, or writer, of the option. As a writer of options, the Company receives a premium at the outset and then bears the risk of the unfavorable change in the price of the financial instrument underlying the option.

  Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. Notional principal amounts often are used to express the volume of these transactions, however, the amounts potentially subject to credit risk are much smaller.

  The Company also has recorded as liabilities certain short-sale transactions amounting to $25,656,000 at December 31, 1993, which could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable, and the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to U.S. Government and mortgage-backed securities for which there is an active, liquid market. The Company does not expect the amount of losses, if any, on such transactions to be material.

(7) STOCK OPTION AND STOCK APPRECIATION RIGHT PLANS

  The Company has two long-term incentive stock option plans for key senior officers of the Company and its subsidiaries. The stock option plans provide for these key employees to purchase shares of the Company's $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1982 Long Term Incentive Plan and the 1989 Long Term Incentive Plan, 2,475,000 and 1,500,000 shares, respectively, of the Company's common stock have been reserved for issuance. The options granted under the plans may be exercised within 10 years from the date of grant. The incentive stock option agreements state that incentive options may be exercised in whole or in part until expiration date, but for options issued before 1987 no incentive stock option may be exercised if an incentive stock option is outstanding that was granted before the granting of such option. The plans also provide for the granting of stock appreciation rights to holders of nonqualified stock options. A stock appreciation right allows the holder to surrender an exercisable stock option in exchange for common stock (at fair market value on the date of exercise), cash, or in a combination thereof, in an amount equal to the excess of the

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1993, 1992 AND 1991
fair market value of covered shares over the option price of such shares. All outstanding options were exercisable at December 31, 1993.

  The following summary sets forth activity under the plan for the years ended December 31 (restated for the 3-for-2 stock split in 1992):

                                              1993         1992         1991
                                          ------------ ------------ ------------
Shares under option at end of year......    814,272      714,202     1,175,121
  Price range per share.................  $9.17-$24.00 $5.27-$20.83 $5.27-$14.83
Shares under option exercised during the
 year...................................     85,630      664,592      227,175
  Price range per share.................  $5.27-$20.17 $5.27-$20.17 $6.05-$11.50

  At December 31, 1993, the shares under option included nonqualified options issued to certain executives to acquire 30,000 shares of common stock which provide for tandem stock appreciation rights that are exercisable only upon the occurrence of certain contingent events. Because of the restrictions upon exercise of the stock appreciation rights, no compensation expense has been recorded with respect to these options.

  The shares under option also included nonqualified options without stock appreciation rights issued to certain executives to acquire shares of common stock as follows: 105,350 shares at year-end 1993 and year-end 1992 and 120,651 shares at year-end 1991.

(8) DIVIDENDS FROM SUBSIDIARIES

  Dividends paid by the Subsidiary Banks are the primary source of funds available to the Company for payment of dividends to its shareholders and other needs. Applicable Federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the Subsidiary Banks. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Subsidiary Banks.

  At December 31, 1993, approximately $97,455,000 of the Subsidiary Banks' net assets were available for payment of dividends without prior regulatory approval.

(9) MERGERS AND ACQUISITIONS

  On June 18, 1992, the Company completed the acquisition of Interstate Bancshares, Inc. ("Interstate") of Houston, Texas. In the acquisition, the Company exchanged 211,992 shares of the Company's common stock for the outstanding common shares of Interstate plus $308,550 in cash for the outstanding preferred shares of Interstate. The acquisition was accounted for under the pooling-of-interests method. The assets and equity of Interstate at acquisition date were $66 million and $4 million, respectively.

  On October 28, 1992, the Company acquired City National Bancshares, Inc. ("City National") of Carrollton, Texas through the exchange of 397,448 shares of the Company's common stock for the outstanding stock of City National. The acquisition was accounted for as a pooling-of-interests. Upon acquisition, City National had assets and equity of $62 million and $7 million, respectively.

  On December 22, 1992, the Company completed the acquisition of FWNB Bancshares, Inc. ("First Western") of Plano, Texas. The Company issued 704,923 shares of its common stock for the outstanding shares of First

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991
Western. The acquisition was accounted for as a pooling-of-interests. Upon acquisition, First Western had assets of $161 million and equity of $8 million.

  The Company completed the acquisition of Cornerstone Bancshares, Inc. ("Cornerstone") in Dallas, Texas on January 19, 1993, through the issuance of 1,279,066 shares of the Company's common stock. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated to reflect the financial position and results of operations of Cornerstone. Upon acquisition, Cornerstone had assets of $239 million and equity of $15 million.

  On October 14, 1993, the Company acquired First Federal Savings Bank of Northwest Florida ("First Federal"), of Ft. Walton Beach, Florida for $13.7 million in cash. The acquisition was accounted for under the purchase method of accounting. At the date of acquisition, First Federal had assets of $101 million and equity of $10 million.

  On October 21, 1993, the Company acquired Peoples Holding Company, Inc. ("Liberty") and its bank subsidiary, Liberty Bank of Ft. Walton Beach, Florida for $5.0 million in cash. At the date of acquisition, Liberty had assets of $43 million and equity of $4 million. The acquisition was accounted for as a purchase.

  On November 3, 1993, the Company completed the acquisition of Spring National Bank ("Spring National"), of Houston, Texas with the issuance of 326,940 shares of the Company's common stock. At the date of acquisition, Spring National had assets of $75 million and equity of $6 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated to reflect the financial position and results of operations of Spring National.

  On January 27, 1994, the Company completed the acquisition of 1st Performance National Bank ("1st Performance"), of Jacksonville, Florida in a cash transaction. The acquisition was accounted for as a purchase. At the date of acquisition, 1st Performance had assets of $278 million and equity of $25 million.

  Presented below is summary operating information for the Company showing the effect of the business combinations described above.

                                               AS PREVIOUSLY EFFECT OF CURRENTLY
                                                 REPORTED    POOLINGS  REPORTED
                                               ------------- --------- ---------
                                                        (IN THOUSANDS)
1992:
  Net interest income.........................   $298,739     $14,595  $313,334
  Provision for loan losses...................     49,956       2,929    52,885
  Noninterest income..........................     91,465       4,148    95,613
  Noninterest expense.........................    228,033      14,229   242,262
  Net income..................................     74,371       1,019    75,390
1991:
  Net interest income.........................   $241,058     $13,563  $254,621
  Provision for loan losses...................     36,373       1,591    37,964
  Noninterest income..........................     81,781       4,374    86,155
  Noninterest expense.........................    196,125      14,758   210,883
  Net income..................................     61,496       1,288    62,784

  Prior to their respective acquisition dates in 1993, the entities accounted for under the pooling-of-interests method had net interest income of $3.4 million and net income of $800,000.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991
  On November 19, 1993, the Company entered into a definitive agreement to acquire Security Bank, N.A. ("Security") of Houston, Texas for Company common stock having a market value of $11,250,000, subject to certain conditions. At December 31, 1993, Security had assets of $77 million and equity of $6 million. The transaction is expected to close in the second quarter of 1994 and to be accounted for under the pooling-of-interests method of accounting.

  On November 12, 1993, the Company entered into a definitive agreement to acquire three branches of Anchor Savings Bank located in Jacksonville, Florida. At December 31, 1993, these branches had total deposits of approximately $35 million.

(10) BENEFIT PLANS

  The Company sponsors a defined benefit pension plan pursuant to which participants are entitled to an annual benefit upon retirement equal to a percentage of the average base compensation (generally defined as direct cash compensation exclusive of bonuses and commissions) earned in the five consecutive years of benefit service which produces the highest average. The percentage amount of the benefit is determined by multiplying the number of years, up to 30, of a participant's service with the Company by 1.8 percent. Benefits are reduced by Social Security payments at the rate of 1.8 percent of primary Social Security benefits times years of service up to 30 years. All employees of the Company who are over the age of 21 and have worked 1,000 hours or more in their first 12 months of employment or 1,000 hours or more in any calendar year thereafter are eligible to participate. Since 1989, under most circumstances, employees are vested after five years of service. Prior to 1989, the vesting period was 10 years. Benefits are payable monthly commencing on the later of age 65 or the participant's date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55, if they have at least 10 years of service. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.

  The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31:

                                                     1993      1992      1991
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including
   vested benefits of $26,594,000, $21,167,000,
   and $17,832,000 for 1993, 1992 and 1991, re-
   spectively....................................  $(28,359) $(21,934) $(18,418)
                                                   ========  ========  ========
Projected benefit obligation for service rendered
 to date.........................................  $(44,819) $(34,008) $(27,422)
Plan assets at fair value, primarily listed
 stocks and U.S. bonds...........................    36,053    31,394    29,875
                                                   --------  --------  --------
  Plan assets in excess of (less than) projected
   benefit obligation............................    (8,766)   (2,614)    2,453
Unrecognized prior service cost..................       106       116       127
Unrecognized net loss............................    13,032     5,850     1,892
Unrecognized net asset being amortized over 13
 years...........................................    (2,248)   (2,692)   (3,136)
                                                   --------  --------  --------
  Net pension asset included in other assets.....  $  2,124  $    660  $  1,336
                                                   ========  ========  ========

  Net pension cost for 1993, 1992 and 1991 included the following components:

                                                       1993     1992     1991
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
Service cost-benefits earned during the period....... $ 2,409  $ 1,850  $ 1,456
Interest cost on projected benefit obligation........   2,800    2,416    2,057
Actual return on plan assets.........................  (2,221)  (2,053)  (4,179)
Net amortization and deferral........................  (1,127)  (1,314)   1,202
                                                      -------  -------  -------
Net periodic pension cost............................ $ 1,861  $   899  $   536
                                                      =======  =======  =======

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991
  The weighted average discount rate was 7.50 percent for 1993 and 8.50 percent for 1992 and 1991. The rate of increase in future compensation levels was six percent for 1993, 1992 and 1991. Both rates are used in determining the actuarial present value of the projected benefit obligation. The assumed long-term rate of return on plan assets was 10 percent in 1993, 1992 and 1991.

  The Company maintains an employee stock ownership plan to which contributions are made in amounts determined by the Board of Directors of the Company. Such contributions are invested in stock of the Company and are ordinarily distributed to employees upon their retirement or other termination of employment. Contributions to the plan are allocated to the accounts of the participants based upon their compensation, with right to such accounts vested after five years of employment. The Company contributed $3,874,000 during 1993, $3,380,000 during 1992, and $2,766,000 during 1991.

  The Company has a qualified employee benefit plan under section 401(k) of the Internal Revenue Code. Employees can contribute up to 10 percent of their salaries to the plan on a pre-tax basis subject to regulatory limits and the Company at its discretion can match up to 100 percent of 6 percent of the participants' compensation. The Company's contributions are based on predetermined income levels. The administrative costs incurred by the plan are paid by the Company at no cost to the participants.

  The Company also has a monthly investment plan. Under the plan, employees may contribute monthly up to 10 percent of their salary and the Company contributes 30 cents for each one dollar of the employees' contributions toward the purchase of common stock of the Company. The stock is purchased in the open market and brokerage fees and other incidental expenses are absorbed by the Company.

(11) OTHER NONINTEREST EXPENSE

  The major components of other noninterest expense are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Bank travel and entertainment....................... $  6,404 $  6,302 $  5,112
Other real estate expenses..........................    3,338    7,997    7,781
Marketing...........................................    5,799    5,131    3,480
Professional services...............................   17,083   15,899   13,103
Supplies............................................    6,875    6,462    5,626
Other...............................................   36,348   34,541   34,679
                                                     -------- -------- --------
                                                     $ 75,847 $ 76,332 $ 69,781
                                                     ======== ======== ========

(12) INCOME TAX EXPENSE

  Income taxes for the year ended December 31, 1993, were allocated as follows (in Thousands):

     Income from operations............................................ $48,259
     Stockholders' equity, for net unrealized gains on securities
      available for sale...............................................   3,927
                                                                        -------
                                                                        $52,186
                                                                        =======

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

  For the years ended December 31, 1993, 1992 and 1991 income tax expense attributable to income from operations consists of:

                                                     1993      1992     1991
                                                    -------  --------  -------
                                                         (IN THOUSANDS)
Current income tax expense:
  Federal.......................................... $50,617  $ 45,133  $28,614
  State............................................   4,458     4,158    2,852
                                                    -------  --------  -------
    Total..........................................  55,075    49,291   31,466
                                                    -------  --------  -------
Deferred income tax benefit:
  Federal..........................................  (6,150)   (9,848)  (2,101)
  State............................................    (666)   (1,033)    (220)
                                                    -------  --------  -------
    Total..........................................  (6,816)  (10,881)  (2,321)
                                                    -------  --------  -------
Total income tax expense........................... $48,259  $ 38,410  $29,145
                                                    =======  ========  =======

  During 1993, the Company made income tax payments of approximately $60,480,000 and received cash income tax refunds amounting to approximately $207,000. For 1992 and 1991, income tax payments were approximately $45,282,000 and $31,828,000, respectively. Cash income tax refunds amounted to approximately $247,000 and $479,000 for 1992 and 1991, respectively. Applicable income tax expense on securities gains of $347,000, $249,000, and $213,000 for 1993, 1992 and 1991, respectively, are included in the provision for income taxes.

  Income tax expense attributable to income from operations differed from the amount computed by applying the Federal statutory income tax rate to pretax earnings for the following reasons:

                                1993               1992               1991
                          ------------------ ------------------ ------------------
                                    PERCENT            PERCENT            PERCENT
                                   OF PRETAX          OF PRETAX          OF PRETAX
                          AMOUNT   EARNINGS  AMOUNT   EARNINGS  AMOUNT   EARNINGS
                          -------  --------- -------  --------- -------  ---------
                                                 (IN THOUSANDS)
Income tax expense at
 Federal statutory rate.  $48,131    35.0%   $38,692    34.0%   $31,256    34.0%
Increase (decrease) re-
 sulting from:
  Tax-exempt interest...   (4,121)   (3.0)    (4,970)   (4.4)    (5,742)   (6.2)
  State income tax ex-
   pense net of Federal
   income tax benefit...    2,465     1.8      2,063     1.8      1,737     1.9
  Other.................    1,784     1.3      2,625     2.4      1,894     2.0
                          -------    ----    -------    ----    -------    ----
    Income tax expense..  $48,259    35.1%   $38,410    33.8%   $29,145    31.7%
                          =======    ====    =======    ====    =======    ====

  The Omnibus Budget Reconciliation Act of 1993 increased the Federal statutory rate from 34 percent to 35 percent. The Act was signed into law on August 10, 1993, and the rate increase was made retroactive to January 1, 1993. The net effect of the rate change did not have a material impact on the financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

  For the years ended December 31, 1992 and 1991, deferred income tax expense (benefit), results from income and expense amounts reported for financial statements in different years than for income tax purposes. The tax effects of those timing differences are presented below.

                                                                1992     1991
                                                              --------  -------
                                                               (IN THOUSANDS)
Provision for loan losses.................................... $(11,399) $(3,216)
Other, net...................................................      518      895
                                                              --------  -------
  Total...................................................... $(10,881) $(2,321)
                                                              ========  =======

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 are presented below (in Thousands):

     Deferred tax assets:
       Allowance for loan losses....................................... $39,223
       Loan fees.......................................................   2,825
       Accrued expenses................................................   3,191
       Lease financing.................................................   1,605
       Other deferred tax assets.......................................   1,909
                                                                        -------
         Total assets..................................................  48,753
                                                                        -------
     Deferred tax liabilities:
       Premises and equipment..........................................   9,141
       Core deposit and other acquired intangibles.....................   9,880
       Net unrealized gains on securities available for sale...........   3,927
       Other deferred tax liabilities..................................   4,855
                                                                        -------
         Total liabilities.............................................  27,803
                                                                        -------
     Net deferred tax asset............................................ $20,950
                                                                        =======

  The Company believes that the deferred tax asset is recoverable.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(13) PARENT COMPANY

  The condensed financial information for Compass Bancshares, Inc. (Parent Company Only) is presented as follows:

Parent Company Only
Balance Sheets

                                                              DECEMBER 31,
                                                            ------------------
                                                              1993      1992
                                                            --------  --------
                                                             (IN THOUSANDS)
ASSETS
Cash and due from banks.................................... $115,847  $ 34,405
Investment securities available for sale--taxable..........      --      4,633
Reverse repurchase agreements with affiliates..............      --     12,900
Investment in subsidiaries:................................
  Banks....................................................  399,734   334,397
  Bank holding companies...................................  168,192   151,292
  Other....................................................    6,248     7,193
                                                            --------  --------
                                                             574,174   492,882
Other assets...............................................      410     4,048
                                                            --------  --------
    TOTAL ASSETS........................................... $690,431  $548,868
                                                            ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper........................................... $ 62,858  $ 34,302
Accrued expenses and other liabilities.....................    7,490     8,140
Other borrowings...........................................   74,499       --
                                                            --------  --------
    Total liabilities......................................  144,847    42,442
Shareholders' equity:
  Cumulative, convertible preferred stock of $.10 par val-
   ue:
    Authorized--25,000,000 shares;
    Issued--261,134 shares in 1992; net of discount of
     $3,003,000............................................      --     23,110
  Common stock of $2 par value:
    Authorized--50,000,000 shares;
    Issued--36,461,980 shares in 1993 and 36,394,067 shares
     in 1992...............................................   72,924    72,788
  Loans to finance stock purchases.........................   (6,576)   (3,119)
  Surplus..................................................   33,285    31,562
  Net unrealized holding gain on available-for-sale securi-
   ties....................................................    6,494       --
  Retained earnings........................................  439,457   382,085
                                                            --------  --------
    Total shareholders' equity.............................  545,584   506,426
                                                            --------  --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........... $690,431  $548,868
                                                            ========  ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(13) PARENT COMPANY, Continued

Parent Company
Statements of Income

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
INCOME:
  Cash dividends from bank subsidiaries.......... $ 32,850  $ 24,185  $ 63,583
  Interest on investments with affiliates........    4,149     2,950     3,118
  Other..........................................      641       458        15
                                                  --------  --------  --------
    TOTAL INCOME.................................   37,640    27,593    66,716
EXPENSE:
  Interest on commercial paper and other
   borrowings....................................    6,008     2,580     2,633
  Other..........................................    4,147     1,656       389
                                                  --------  --------  --------
    TOTAL EXPENSE................................   10,155     4,236     3,022
    Income before income tax expense and equity
     in undistributed earnings of subsidiaries...   27,485    23,357    63,694
Applicable income tax expense (benefit)..........   (1,562)     (318)       48
                                                  --------  --------  --------
                                                    29,047    23,675    63,646
EQUITY IN UNDISTRIBUTED EARNINGS (DIVIDENDS IN
 EXCESS OF EARNINGS) OF SUBSIDIARIES:
  Banks..........................................   42,772    36,518   (12,187)
  Bank holding companies.........................   18,387    15,103    11,054
  Other..........................................     (946)       94       271
                                                  --------  --------  --------
                                                    60,213    51,715      (862)
                                                  --------  --------  --------
    NET INCOME................................... $ 89,260  $ 75,390  $ 62,784
                                                  ========  ========  ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(13) PARENT COMPANY, Continued

Parent Company Only
Statements of Cash Flows

                                                     YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1993      1992      1991
                                                    --------  --------  --------
                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income....................................... $ 89,260  $ 75,390  $ 62,784
  Adjustments to reconcile net income to cash pro-
   vided by operations:
    Depreciation and amortization/(accretion)......     (319)       28        35
    (Equity in undistributed earnings)/dividends in
     excess of earnings of subsidiaries............  (60,213)  (51,715)      862
    Decrease in interest receivable................      --         65       120
    (Increase)/decrease in other assets............    2,852      (233)      794
    Increase/(decrease) in interest payable........      956        13      (150)
    Increase/(decrease) in taxes payable...........     (267)      267        24
    Increase/(decrease) in other payables..........   (1,339)    6,361    (4,725)
                                                    --------  --------  --------
      Net cash provided by operating activities....   30,930    30,176    59,744
INVESTING ACTIVITIES:
  (Increase)/decrease in investment securities
   available for sale..............................    5,000    (4,633)      --
  (Increase)/decrease in reverse repurchase agree-
   ments with affiliates...........................   12,900    38,217   (15,663)
  Net (increase) decrease in loan portfolio........      --     (3,051)       16
  Capital contributions made to subsidiaries.......   (3,730)   (7,502)  (47,169)
  Acquisition of banks.............................  (18,590)      --        --
  Advances to subsidiaries on notes................   (2,431)      --        --
  Payments from subsidiaries on notes..............    7,506       --        800
                                                    --------  --------  --------
      Net cash provided/(used) by investing activi-
       ties........................................      655    23,031   (62,016)
FINANCING ACTIVITIES:
  Net increase/(decrease) in other short-term
   borrowings......................................   28,556      (113)     (171)
  Proceeds from other borrowings...................   74,463       --        --
  Repayment of other borrowings....................      --     (1,000)     (900)
  Common dividends paid............................  (27,502)  (22,127)  (18,753)
  Preferred dividends paid.........................   (1,531)   (2,089)   (1,591)
  Redemption of preferred stock....................  (25,965)      --        --
  Proceeds from issuance of common stock...........      --        --     22,010
  Proceeds from exercise of stock options..........    2,246     6,170     2,013
  Purchase of treasury stock.......................     (410)       (9)      (43)
                                                    --------  --------  --------
      Net cash provided/(used) by financing activi-
       ties........................................   49,857   (19,168)    2,565
                                                    --------  --------  --------
Net increase in cash and due from banks............   81,442    34,039       293
Cash and due from banks at beginning of year.......   34,405       366        73
                                                    --------  --------  --------
Cash and due from banks at end of year............. $115,847  $ 34,405  $    366
                                                    ========  ========  ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991
(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

  Financial Accounting Statement No. 107, Disclosures about Fair Value of Financial Instruments ("FAS107") requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company or its Subsidiary Banks, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance. The Company has not undertaken any steps to value any intangibles, which is permitted by the provisions of FAS107.

  The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

    Cash and cash equivalents and interest bearing deposits with other banks:
  Fair value equals the carrying value of such assets.

    Investment securities and investment securities available for sale: Fair values for investment securities are based on quoted market prices.

    Trading account securities: Fair value and book value of the Company's trading account securities (including off-balance sheet instruments) are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments except in the case of certain options and swaps where pricing models are used.

    Federal funds sold and securities purchased under agreements to resell:
  Due to the short-term nature of these assets, the carrying values of these assets approximate their fair value.

    Loans: For variable rate loans, those repricing within six months or less, fair values are based on carrying values. The fair value of certain mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for any differences in loan characteristics, with servicing retained. The fair value of the Company's credit card portfolio is based on quoted market prices. The Company's indirect lending portfolio, consisting primarily of indirect new and used auto loans, was valued based on securitization transactions with servicing retained. Fixed rate commercial loans, other installment loans, and certain real estate mortgage loans were valued using discounted cash flows. The discount rate used to determine the present value of these loans was based on interest rates currently being charged by the Subsidiary Banks on comparable loans as to credit risk and term.

    Off-balance-sheet instruments: Fair value of the Company's off-balance-sheet instruments (futures, forwards, swaps, caps, floors and options written) are based on quoted market prices. The Company's loan commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time, therefore, the estimated value of the Company's loan commitments approximates carrying amount. The fair value of stand-by letters of credit is based on current rates offered by the Company for letters of credit of similar remaining duration and amount.

    Deposit liabilities: The fair values of demand deposits are, as required by FAS107, equal to the carrying value of such deposits. Demand deposits include non-interest bearing demand deposits, savings accounts, NOW accounts and money market demand accounts. The fair value of variable rate term deposits, those repricing within six months or less, equals the carrying value of these deposits. Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits having an interest rate floor that has been

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991
  reached. The discount rate used is based on interest rates currently being offered by the Subsidiary Banks on comparable deposits as to amount and term.

    Short-term borrowings: The carrying value of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximates their carrying values.

    FHLB and other borrowings: The fair value of the Company's fixed rate borrowings are estimated using discounted cash flows, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate borrowings approximates their fair values.

                                    AT DECEMBER 31, 1993  AT DECEMBER 31, 1992
                                    --------------------- ---------------------
                                     CARRYING  ESTIMATED   CARRYING  ESTIMATED
                                      AMOUNT   FAIR VALUE   AMOUNT   FAIR VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
FINANCIAL INSTRUMENTS:
  Assets:
    Cash and due from banks........ $  279,622 $  279,622 $  309,441 $  309,441
    Interest bearing deposits in
     other banks...................     10,474     10,474     10,876     10,876
    Investment securities..........    589,869    617,190  1,103,620  1,143,958
    Investment securities available
     for sale......................    639,801    639,801    560,556    568,263
    Trading account securities.....    239,491    239,491    106,046    106,046
    Federal funds sold and securi-
     ties purchased under agree-
     ments to resell...............    140,043    140,043     57,883     57,883
    Loans..........................  5,038,450  5,184,477  4,544,178  4,668,155
    Off-balance sheet instruments..      1,073     22,770        --      21,168
  Liabilities:
    Noninterest bearing deposits... $1,135,898 $1,135,898 $1,138,635 $1,138,635
    Interest bearing deposits......  4,416,928  4,451,899  4,210,644  4,231,031
    Federal funds purchased........    414,704    414,704    543,605    543,605
    Securities sold under
     agreements to repurchase......    205,707    205,707    232,247    232,247
    Other short-term borrowings....    171,014    171,014    132,331    132,331
    FHLB and other borrowings......    325,437    325,437    203,913    203,913

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(15) QUARTERLY RESULTS (UNAUDITED)

  A summary of the unaudited results of operations for each quarter of 1993 and 1992 follows:

                                           FIRST    SECOND     THIRD    FOURTH
                                          QUARTER   QUARTER   QUARTER   QUARTER
                                         --------- --------- --------- ---------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
1993:
TOTAL INTEREST INCOME..................  $ 131,126 $ 130,679 $ 129,915 $ 130,850
TOTAL INTEREST EXPENSE.................     49,155    48,869    49,550    49,732
NET INTEREST INCOME....................     81,971    81,810    80,365    81,118
PROVISION FOR LOAN LOSSES..............     11,679     9,926     6,437     7,943
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES...........................     70,292    71,884    73,928    73,175
TOTAL NONINTEREST INCOME...............     25,524    26,581    24,042    26,063
TOTAL NONINTEREST EXPENSE..............     61,126    63,481    62,989    66,374
INCOME TAX EXPENSE.....................     12,900    12,480    12,313    10,566
NET INCOME.............................     21,790    22,504    22,668    22,298
PER COMMON SHARE:
  NET INCOME...........................       0.58      0.60      0.60      0.61
  CASH DIVIDENDS.......................       0.19      0.19      0.19      0.19
  STOCK PRICE RANGE:
    HIGH...............................     25 3/4    26 1/2        26    25
    LOW................................     22 1/2    22 1/2    23 1/2    20 3/4
    CLOSE..............................     25        24 1/2    23 5/8    22

1992:
Total interest income..................  $ 136,314 $ 135,607 $ 134,184 $ 133,461
Total interest expense.................     62,015    58,966    54,069    51,182
Net interest income....................     74,299    76,641    80,115    82,279
Provision for loan losses..............     13,219    12,006    14,171    13,489
Net interest income after provision for
 loan losses...........................     61,080    64,635    65,944    68,790
Total noninterest income...............     22,952    24,020    25,083    23,558
Total noninterest expense..............     56,668    60,319    61,967    63,308
Income tax expense.....................      8,773     9,381     9,920    10,336
Net income.............................     18,591    18,955    19,140    18,704
Per common share:
  Net income...........................       0.50      0.50      0.52      0.49
  Cash dividends.......................     0.1667    0.1667    0.1667    0.1667
  Stock price range:
    High...............................     21 1/8    23 3/8    23 1/2    23 1/2
    Low................................     18 1/2    19 1/2    18 1/2    19 1/4
    Close..............................     20        22 1/8    21 1/2    23 1/2

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 1994, which is to be filed with the Securities and Exchange Commission.

ITEM 11--EXECUTIVE COMPENSATION

  Information required by this item is incorporated by reference from the section entitled "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 1994, which is to be filed with the Securities and Exchange Commission; provided, however, that such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Securities and Exchange Commission Regulation S-K.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this item is incorporated by reference from the sections entitled "Holdings of Voting Securities" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 1994, which is to be filed with the Securities and Exchange Commission.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item is incorporated by reference from the section entitled "Certain Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 1994, which is to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) INDEX OF DOCUMENTS FILED AS PART OF THIS REPORT:

    Compass Bancshares, Inc. and Subsidiaries
    Financial Statements

                                                                           PAGE
                                                                           ----
     Independent Auditors' Report........................................   38
     Consolidated Balance Sheets as of December 31, 1993 and 1992........   39
     Consolidated Statements of Income for the years ended December 31,
      1993, 1992 and 1991................................................   40
     Consolidated Statements of Shareholders' Equity for the years ended
      December 31, 1993, 1992 and 1991...................................   41
     Consolidated Statements of Cash Flows for the years ended December
      31, 1993, 1992 and 1991............................................   42
     Summary of Significant Accounting Policies--December 31, 1993, 1992
      and 1991...........................................................   43
     Notes to Consolidated Financial Statements--December 31, 1993, 1992
      and 1991...........................................................   46
     Quarterly Results (Unaudited).......................................   64

  (b) REPORTS ON FORM 8-K

    The Company filed a Form 8-K on November 9, 1993, announcing the change in the name of the Company from Central Bancshares of the South, Inc. to Compass Bancshares, Inc.

  (c) EXHIBITS

      (3)Articles of Incorporation and By-Laws of Compass Bancshares,
      Inc.
       (a) Restated Certificate of Incorporation of Compass Bancshares,
           Inc. dated May 17, 1982, (incorporated by reference to the Company's December 31, 1982 Form 10-K filed with the Commis-
           sion)
       (b) Certificate of Amendment dated May 20, 1986, to Restated Cer-tificate of Incorporation of Compass Bancshares, Inc. (incor-porated by reference to Exhibit 3.2 of the Company's Registra-tion Statement on Form S-4, Registration No. 33-46086 filed with the Commission)
       (c) Certificate of Amendment dated May 15, 1987, to Restated Cer-tificate of Incorporation of Compass Bancshares, Inc. (incor-porated by reference to Exhibit 3.1.2 to the Company's Post-
           Effective Amendment No. 1 to Registration Statement on Form S-
           4, Registration No. 33-10797 filed with the Commission)
       (d) Certificate of Amendment dated November 8, 1993, to Restated
           Certificate of Incorporation of Compass Bancshares, Inc. (in-corporated by reference to Exhibit 3(d) to the Company's Reg-istration Statement on Form S-4, Registration No. 33-51919 filed with the Commission)
       (e) Bylaws of Compass Bancshares, Inc. (Amended and Restated as of
           March 15, 1982) (incorporated by reference to the Company's
           December 31, 1982 Form 10-K filed with the Commission)

                                                                           PAGE
                                                                           ----
     (10) Material Contracts
       (a) Compass Bancshares, Inc., 1982 Long Term Incentive Plan (in-
           corporated by reference to Exhibit 1 to the Company's Regis-
           tration Statement on Form S-8 filed June 15, 1983, with the
           Commission)
       (b) Compass Bancshares, Inc., 1989 Long Term Incentive Plan (in-
           corporated by reference to Exhibit 28 to the Company's Regis-
           tration Statement on Form S-8 filed February 21, 1991, with the Commission)
       (c) Supplemental Retirement Agreement, dated as of March 18, 1991, between Compass Bank and Harry B. Brock, Jr. (incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the
           year ended December 31, 1991, filed March 26, 1992, with the
           Commission)
     (11) Statement Re: Computation of Per Share Earnings                   68
     (12) Statement Re: Computation of Ratios                               69
     (21) Subsidiaries of the Registrant                                    71
     (23) Consents of experts and counsel

  Certain financial statement schedules and exhibits have been omitted because they are not applicable.

EXHIBIT 11--STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

COMPASS BANCSHARES, INC.
COMPUTATION OF NET INCOME PER COMMON SHARE

                                                YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                             1993         1992         1991
                                         ------------ ------------ ------------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
PRIMARY:
  Weighted average shares outstanding...       36,421       35,836       34,687
  Net effect of the assumed exercise of
   stock options--based on the
   treasury stock method using average
   market price.........................          300          560          441
                                         ------------ ------------ ------------
  Total weighted average shares and com-
   mon stock equivalents
   outstanding..........................       36,721       36,396       35,128
                                         ============ ============ ============
  Net income............................ $     89,260 $     75,390 $     62,784
  Preferred dividends...................        1,531        2,089        1,591
                                         ------------ ------------ ------------
  Net income available to common share-
   holders.............................. $     87,729 $     73,301 $     61,193
                                         ============ ============ ============
  Net income per common share........... $       2.39 $       2.01 $       1.74
                                         ============ ============ ============
FULLY DILUTED:
  Weighted average shares outstanding...       36,421       35,836       34,687
  Net effect of the assumed conversion
   of the preferred stock...............          817        1,111        1,047
  Net effect of the assumed exercise of
   stock options--based on the
   treasury stock method using average
   market price or year-end market
   price, whichever is higher...........          300          641          624
                                         ------------ ------------ ------------
  Total weighted average shares and com-
   mon stock equivalents
   outstanding..........................       37,538       37,588       36,358
                                         ============ ============ ============
  Net income............................ $     89,260 $     75,390 $     62,784
                                         ============ ============ ============
  Net income per common share........... $       2.38 $       2.01 $       1.73
                                         ============ ============ ============

EXHIBIT 12--STATEMENT RE: COMPUTATION OF RATIOS

COMPASS BANCSHARES, INC.
COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Pretax income....................................... $137,519 $113,800 $ 91,929
Add fixed charges:
  Interest on deposits..............................  159,893  185,705  234,820
  Interest on borrowings............................   37,413   40,527   56,600
  Portion of rental expense representing interest
   expense..........................................    2,362    2,691    2,398
                                                     -------- -------- --------
    Total fixed charges.............................  199,668  228,923  293,818
                                                     -------- -------- --------
  Income before fixed charges....................... $337,187 $342,723 $385,747
                                                     ======== ======== ========
Total fixed charges................................. $199,668 $228,923 $293,818
Preferred stock dividends...........................    1,531    2,089    1,591
Tax effect of preferred stock dividends.............      828    1,064      739
                                                     -------- -------- --------
Combined fixed charges and preferred stock divi-
 dends.............................................. $202,027 $232,076 $296,148
                                                     ======== ======== ========
Pretax income....................................... $137,519 $113,800 $ 91,929
Add fixed charges (excluding interest on deposits):
  Interest on borrowings............................   37,413   40,527   56,600
  Portion of rental expense representing interest
   expense..........................................    2,362    2,691    2,398
                                                     -------- -------- --------
    Total fixed charges.............................   39,775   43,218   58,998
                                                     -------- -------- --------
  Income before fixed charges (excluding interest on
   deposits)........................................ $177,294 $157,018 $150,927
                                                     ======== ======== ========
Total fixed charges................................. $ 39,775 $ 43,218 $ 58,998
Preferred stock dividends...........................    1,531    2,089    1,591
Tax effect of preferred stock dividends.............      828    1,064      739
                                                     -------- -------- --------
Combined fixed charges and preferred stock divi-
 dends.............................................. $ 42,134 $ 46,371 $ 61,328
                                                     ======== ======== ========
RATIO OF EARNINGS TO FIXED CHARGES:
  Including interest on deposits....................    1.67X    1.48x    1.30x
  Excluding interest on deposits....................    4.21X    3.39x    2.46x

COMPASS BANCSHARES, INC.
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Pretax income....................................... $137,519 $113,800 $ 91,929
Add fixed charges:
  Interest on deposits..............................  159,893  185,705  234,820
  Interest on borrowings............................   37,413   40,527   56,600
  Portion of rental expense representing interest
   expense..........................................    2,362    2,691    2,398
                                                     -------- -------- --------
    Total fixed charges.............................  199,668  228,923  293,818
                                                     -------- -------- --------
  Income before fixed charges....................... $337,187 $342,723 $385,747
                                                     ======== ======== ========
Pretax income....................................... $137,519 $113,800 $ 91,929
Add fixed charges (excluding interest on deposits):
  Interest on borrowings............................   37,413   40,527   56,600
  Portion of rental expense representing interest
   expense..........................................    2,362    2,691    2,398
                                                     -------- -------- --------
    Total fixed charges.............................   39,775   43,218   58,998
                                                     -------- -------- --------
  Income before fixed charges (excluding interest on
   deposits)........................................ $177,294 $157,018 $150,927
                                                     ======== ======== ========
RATIO OF EARNINGS TO FIXED CHARGES:
  Including interest on deposits....................    1.69X    1.50x    1.31x
  Excluding interest on deposits....................    4.46X    3.63x    2.56x

EXHIBIT 21--SUBSIDIARIES OF THE REGISTRANT

                                       STATE OR OTHER JURISDICTION
SUBSIDIARIES                                OF INCORPORATION
- ------------                           ---------------------------
Compass Bank                                     Alabama
Compass Mortgage Corporation                    Delaware
Central Bank of the South                        Alabama
Compass Bank, N.A.                            United States
Compass Bank                                  United States
Compass Banks of Texas, Inc.                    Delaware
Compass Bancorporation of Texas, Inc.           Delaware
Compass Bank--Dallas                              Texas
Compass Bank--Houston                             Texas
River Oaks Trust Company                          Texas

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Compass Bancshares, Inc.



Date: February 21, 1994                   By      /s/ D. Paul Jones, Jr.
                                             ----------------------------------
                                                    D. PAUL JONES, JR.
                                               CHAIRMAN AND CHIEF EXECUTIVE
                                                          OFFICER



Date: February 21, 1994                   By      /s/ Garrett R. Hegel
                                             ----------------------------------
                                                     GARRETT R. HEGEL
                                                  CHIEF FINANCIAL OFFICER



Date: February 21, 1994                   By      /s/ Michael A. Bean
                                             ----------------------------------
                                                      MICHAEL A. BEAN
                                                 CHIEF ACCOUNTING OFFICER

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS D. PAUL JONES, JR., JERRY W. POWELL AND DANIEL
B. GRAVES, AND EACH OF THEM, HIS TRUE AND LAWFUL ATTORNEY-IN-FACT AS AGENT WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION FOR HIM AND IN HIS NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN ANY OR ALL AMENDMENTS TO THIS FORM 10-K AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO SAID ATTORNEYS-IN-FACT AND AGENTS FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE IN AND ABOUT THE PREMISES, AS FULLY AND TO ALL INTENTS AND PURPOSES AS THEY MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT AND AGENTS, AND THEIR SUBSTITUTE OR SUBSTITUTES, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              DIRECTORS                                   DATE

       /s/ Harry B. Brock, Jr.                      February 21, 1994
- -------------------------------------
         HARRY B. BROCK, JR.

        /s/ Stanley M. Brock                        February 21, 1994
- -------------------------------------
          STANLEY M. BROCK

        /s/ Charles W. Daniel                       February 21, 1994
- -------------------------------------
          CHARLES W. DANIEL

              DIRECTORS                                   DATE

       /s/ W. Eugene Davenport                      February 21, 1994
- -------------------------------------
         W. EUGENE DAVENPORT

    /s/ Garry Neil Drummond, Sr.                    February 21, 1994
- -------------------------------------
      GARRY NEIL DRUMMOND, SR.

                                                    February 21, 1994
- -------------------------------------
        MARSHALL DURBIN, JR.

       /s/ Tranum Fitzpatrick                       February 21, 1994
- -------------------------------------
         TRANUM FITZPATRICK

       /s/ Thomas E. Jernigan                       February 21, 1994
- -------------------------------------
         THOMAS E. JERNIGAN

       /s/ D. Paul Jones, Jr.                       February 21, 1994
- -------------------------------------
         D. PAUL JONES, JR.

     /s/ G. W. "Red" Leach, Jr.                     February 21, 1994
- -------------------------------------
        G.W. "RED" LEACH, JR.

        /s/ Goodwin L. Myrick                       February 21, 1994
- -------------------------------------
          GOODWIN L. MYRICK

          /s/ John S. Stein                         February 21, 1994
- -------------------------------------
            JOHN S. STEIN