Form 10-Q
period 1994-03-31
COMPASS BANCSHARES INC
filed 1994-05-16
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES ACT OF 1934

For the Period Ended March 31, 1994                   Commission File No. 0-6032

                            Compass Bancshares, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                          63-0593897
- - ------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


                              15 South 20th Street
                           Birmingham, Alabama 35233
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (205) 933-3000
                          -------------------------------
                          (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of each exchange
Title of each class                                        on which registered
- - -------------------                                       ---------------------
      None                                                          None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, $2 par value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

           Class                                  Outstanding at April 30, 1994
- - --------------------------                        -----------------------------
Common Stock, $2 Par Value                                 36,472,173



                   The number of pages of this report is 18.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                             Page
- - ------------------------------                                             ----

Item 1	Financial Statements
Consolidated Balance Sheets as of March 31, 1994 and December 31, 1993       3
Consolidated Statements of Income for the Three Months Ended March 31, 1994
  and 1993                                                                   4
Consolidated Statements of Cash Flows for the Three Months Ended March 31,
  1994 and 1993                                                              5
Notes to Consolidated Financial Statements                                   7

Item 2
Management's Discussion & Analysis of Results of Operations and Financial
  Condition                                                                  9


PART II.  OTHER INFORMATION
- - ---------------------------

Item 6  Exhibits and Reports on Form 8-K                                    14

                  	COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In Thousands)
                                  (Unaudited)

                                              March 31, 1994  December 31, 1993
                                              --------------  -----------------

ASSETS
Cash and due from banks                         $   328,560       $   279,622
Federal funds sold and securities purchased
  under agreements to resell                        246,994           140,043
Interest bearing deposits with other banks           10,098            10,474
Investment securities                               489,297           589,869
Investment securities available for sale            934,398           639,801
Trading account securities                          224,521           239,491
Loans, net of unearned income                     5,210,308         5,148,486
  Allowance for loan losses                        (111,522)         (110,036)
                                               -------------     -------------
     Net loans                                    5,098,786         5,038,450

Premises and equipment, net                         188,798           173,911
Other assets                                        154,620           140,680
                                               -------------     -------------
     Total assets                               $ 7,676,072       $ 7,252,341
                                               =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                         $ 1,176,301       $ 1,135,898
    Interest bearing                              4,749,517         4,416,928
                                               -------------     -------------
       Total deposits                             5,925,818         5,552,826

  Federal funds purchased and securities
    sold under agreements to repurchase             618,322           620,411
  Other short-term borrowings                       206,401           171,014
  Accrued expenses and other liabilities             41,874            37,069
  FHLB and other borrowings                         325,410           325,437
                                               -------------     -------------
       Total liabilities                          7,117,825         6,706,757

Shareholders' equity:
  Common stock of $2 par value:
    Authorized--50,000,000 shares;
    Issued--36,464,765 shares in 1994 and
      36,461,980 shares in 1993                      72,930            72,924
  Surplus                                            33,308            33,285
  Loans to finance stock purchases                   (6,231)           (6,576)
  Net unrealized holding gain on available-
    for-sale securities                               3,342             6,494
  Retained earnings                                 454,898           439,457
                                              --------------     -------------
     Total shareholders' equity                     558,247           545,584
                                              --------------     -------------
     Total liabilities and shareholders'
       equity                                   $ 7,676,072       $ 7,252,341
                                              ==============     =============

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                      (In Thousands Except Per Share Data)
                                  (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                     1994           1993
                                                 ------------   ------------
Interest income:
  Interest and fees on loans                       $ 102,850      $ 100,492
  Interest and dividends on investment securities     11,461         19,696
  Interest on investment securities available
    for sale                                          10,565          8,792
  Interest on trading account securities               4,287          1,362
  Interest on federal funds sold and securities
    purchased under agreements to resell               1,603            562
  Interest on interest bearing deposits
    with other banks                                     216            222
                                                  -----------    -----------
      Total interest income                          130,982        131,126

Interest expense:
  Interest on deposits                                40,681         40,307
  Interest on federal funds purchased and
    securities sold under agreements to repurchase     5,337          5,349
  Interest on other short-term borrowings              1,321          1,682
  Interest on FHLB and other borrowings                3,399          1,817
                                                  -----------    -----------
      Total interest expense                          50,738         49,155
                                                  -----------    -----------
      Net interest income                             80,244         81,971
Provision for loan losses                              2,203         11,679
                                                  -----------    -----------
      Net interest income after provision
        for loan losses                               78,041         70,292

Noninterest income:
  Service charges on deposit accounts                  9,905          8,875
  Trust fees                                           4,451          3,929
  Trading account profits and commissions             (3,355)         4,693
  Investment securities gains, net                        -             160
  Other                                                7,808          7,867
                                                  -----------    -----------
      Total noninterest income                        18,809         25,524

Noninterest expense:
  Salaries and benefits                               31,775         31,100
  Net occupancy expense                                5,182          4,272
  Equipment expense                                    4,834          4,476
  FDIC insurance premium                               3,269          3,008
  Other                                               15,075         18,270
                                                  -----------    -----------
      Total noninterest expense                       60,135         61,126
                                                  -----------    -----------
      Net income before income tax expense            36,715         34,690
Income tax expense                                    12,884         12,900
                                                  -----------    -----------
      Net income                                   $  23,831      $  21,790
                                                  ===========    ===========

Net income per common share                        $    0.65      $    0.58
Weighted average shares outstanding                   36,717         36,719
Dividends per common share                         $    0.23      $    0.19

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                 Three Months Ended March 31,
                                                ------------------------------
                                                     1994             1993
                                                -------------    -------------

Operating Activities:
 Net income                                       $   23,831       $   21,790
 Adjustments to reconcile net income to cash
   provided by operations:
  Depreciation and amortization                        6,742            6,191
  Accretion of discount and loan fees                 (3,353)          (1,834)
  Provision for loan losses                            2,203           11,679
  Net change in trading account securities            36,957          (19,628)
  Net change in mortgage loans available for sale     (3,381)          (2,608)
  Gain on sale of investment securities                   -              (160)
  Gain on sale of premises and equipment                 (24)             (15)
  Gain on sale of other real estate owned                (20)             (42)
  Provision for losses on other real estate owned         -               368
  Decrease in interest receivable                      2,286            6,034
  Increase in other assets                            (1,031)          (3,769)
  Increase (decrease) in interest payable                 79           (2,351)
  Increase in taxes payable                           10,633           13,746
  Decrease in other payables                          (5,925)            (193)
                                                 ------------     ------------
    Net cash provided by operating activities         68,997           29,208
                                                 ------------     ------------
Investing Activities:
 Proceeds from sales of investment securities          1,935           29,108
 Proceeds from maturities/calls of securities        114,256           81,679
 Purchases of investment securities                  (13,492)          (6,775)
 Proceeds from sales of securities available
   for sale                                           51,515               -
 Proceeds from maturities/calls of securities
   available for sale                                 69,290           68,851
 Purchases of securities available for sale         (420,780)         (10,126)
 Net decrease in federal funds sold and securities
   purchased under agreements to resell               39,599           14,336
 Net (increase) decrease in loan portfolio            11,826          (41,286)
 Acquisition of banks, net of cash acquired          (23,649)              -
 Purchases of premises and equipment                  (9,264)          (8,364)
 Proceeds from sales of premises and equipment           135              171
 Net decrease in interest bearing deposits with
   other banks                                           377              489
 Proceeds from sales of other real estate owned        1,347            1,889
                                                 ------------     ------------
   Net cash provided (used) by investing
     activities                                     (176,905)         129,972
                                                 ------------     ------------

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)
                                                 Three Months Ended March 31,
                                                ------------------------------
                                                     1994             1993
                                                -------------     ------------

Financing Activities:
 Net increase (decrease) in demand deposits,
   NOW accounts and savings accounts              $  116,585       $  (40,900)
 Net increase (decrease) in time deposits             22,187          (41,854)
 Net decrease in federal funds purchased              (9,661)        (154,445)
 Net increase in securities sold under agreements
   to repurchase                                         472            9,204
 Net increase in short-term borrowings                35,319           67,994
 Repayment of long-term debt                             (40)             (37)
 Purchase of treasury shares                              (6)              -
 Common dividends paid                                (8,387)          (6,853)
 Preferred dividends paid                                 -              (515)
 Repayment of loans to finance stock purchases           345               -
 Proceeds from exercise of stock options                  32            1,293
                                                 ------------     ------------
   Net cash provided (used) by financing
     activities                                      156,846         (166,113)
                                                 ------------     ------------
Net increase (decrease) in cash and cash
  equivalents                                         48,938           (6,933)
Cash and cash equivalents at beginning of period     279,622          309,441
                                                 ------------     ------------
Cash and cash equivalents at end of period        $  328,560       $  302,508
                                                 ============     ============

Schedule of noncash investing and financing
  activities:
 Transfers of loans to other real estate owned    $      480       $    1,355
 Loans to facilitate the sale of other real
   estate owned                                        1,236              991
 Transfer of securities to investment securities
   available for sale                                     -            28,671

 Acquisition of banks:
   Fair value of assets acquired                  $  278,139
   Liabilities assumed                               242,819
                                                 ------------
      Cash paid                                   $   35,320
                                                 ============

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements


NOTE 1 - General

   The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE 2 - Business Combinations

   On October 14, 1993, the Company purchased First Federal Savings Bank of Northwest Florida ("First Federal"), of Ft. Walton Beach, Florida for $13.7 million in cash. The acquisition was accounted for under the purchase method of accounting. At the date of acquisition, First Federal had assets of approximately $101 million, deposits of $91 million and equity of $10 million.
   On October 21, 1993, the Company purchased all of the outstanding shares of Peoples Holding Company, Inc. ("Liberty") and its bank subsidiary, Liberty
Bank of Ft. Walton Beach, Florida, for $4.95 million in cash. At the date of acquisition, Liberty had assets of $43 million, deposits of $35 million and equity of $4 million. The acquisition was accounted for as a purchase.
   The Company completed the acquisition of Spring National Bank ("Spring National"), of Spring, Texas on November 3, 1993, with the issuance of 326,940 shares of the Company's common stock. At the date of acquisition, Spring National had assets of $75 million, deposits of $66 million and equity of $6 million. The acquisition was accounted for as a pooling-of-interests and accordingly all prior period information has been restated.
   On January 27, 1994, the Company completed the acquisition of 1st Performance National Bank ("1st Performance"), of Jacksonville, Florida in a cash transaction. The acquisition was accounted for as a purchase. At the date of acquisition, 1st Performance had assets of $267 million, deposits of $235 million and equity of $25 million.
   The Company completed the acquisition of Security Bank, N.A.("Security") of Houston, Texas on May 5, 1994, with the issuance of 465,297 shares of the Company's common stock. At March 31, 1994, Security had assets of $76 million, deposits of $69 million, and equity of $6 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information will be restated beginning with the Company's June 30, 1994 Form 10-Q.
   On May 12, 1994, the Company completed the acquisition of three branches of Anchor Savings Bank in the Jacksonville, Florida area with deposits of $31 million. The acquisition was accounted for as a purchase.
   On April 4, 1994, the Company announced an agreement to acquire 22 branches of First Heights Bank, of Houston, Texas with deposits of approximately $885 million and assets of $54 million, in a purchase transaction. The acquisition is expected to close in the third quarter of 1994.

NOTE 3 - Recently Issued Accounting Standards

   During the second quarter of 1993, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 114, Accounting by Creditors for Impairment
of a Loan ("FAS114").   FAS114 requires that impaired loans be measured based
on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or costs, premium, or discount existing at the inception or acquisition of the loan. FAS114 is effective for fiscal years beginning after December 15, 1994, with early adoption permitted.

The Company does not anticipate adopting FAS114 prior to its effective date. Presently, the Company is unable to determine the impact that adoption of FAS114 will have on the consolidated financial statements of the Company but management anticipates that the impact will not be material.

   On December 31, 1993, the Company adopted FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS115"). FAS115 requires that a company's debt and equity securities be classified into one of three categories based on management's intent to hold the securities: i. trading account securities, ii. held-to-maturity securities, and iii. securities available for sale. Securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Securities designated to be held to maturity are required to be reported at amortized cost. Securities classified as available for sale are required to be reported at fair value with unrealized gains and losses excluded from earnings and shown separately as a component of shareholders' equity. At March 31, 1994, tax-effected net unrealized gains in the Company's available-for-sale portfolio totaled $3.3 million, a decrease of $3.2 million from December 31, 1993. This decline in the market value of the Company's available-for-sale portfolio was reflected as a reduction of shareholders' equity in accordance with FAS115.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             Results of Operations

Overview

   Net income for the quarter ended March 31, 1994, increased 9 percent to $23.8 million over net income for the first quarter of 1993. Net income per common share for the first quarter increased 12 percent to $.65 compared to the same period in 1993. The larger increase in net income per common share as compared to net income is due to the lack of preferred stock dividends in 1994 as a result of the Company's redemption of its outstanding preferred stock during the third quarter of 1993. Net interest income decreased 2 percent during the first three months of 1994 while noninterest income and noninterest expense for the first quarter of 1994 declined 26 percent and 2 percent, respectively.
   In November of 1993, the Company completed the acquisition of Spring National Bank in Houston, Texas ("Spring National"). The acquisition of Spring National was accounted for under the pooling-of-interests method of accounting and accordingly the financial statements have been restated for all periods to reflect the acquisition. During the first quarter of 1994, the Company completed the purchase of 1st Performance National Bank ("1st Performance"), of Jacksonville, Florida with assets of $267 million. A complete list of acquisitions is included in "Acquisitions" and "Pending Acquisitions" under
Item I - Business in the Company's 1993 Form 10-K.

Net Interest Income

   Net interest income for the three months ended March 31, 1994, decreased $1.7 million over the first three months of 1993. On a tax-equivalent basis, net interest income decreased $2.0 million (2 percent). This decrease was a result of a $1.6 million (3 percent) increase in interest expense and a slight decrease in interest income on a tax-equivalent basis. The decrease in interest income was due to a decrease in the average yield on earning assets from 8.44 percent to 7.77 percent offset by an increase in average earning assets of $530 million. The largest portion of the increase in earning assets occurred in the average balances of real estate and commercial loans, with a decline in the average balances of total investment securities, which includes investment securities available for sale. This increase in the average balance of loans was funded by the maturities of investment securities, growth in all categories of deposits and an increase in FHLB and other borrowings.
   Interest expense for the three months ended March 31, 1994, increased by $1.6 million or 3 percent from the prior year, due principally to a 9 percent increase in total deposits offset by a 30 basis point decline in the average rate paid on deposits. Additionally, the average balances of Fed funds purchased and securities sold under agreements to repurchase declined 3 percent while the average balance of FHLB advances and other borrowings increased by $122 million as $75 million of subordinated debentures issued by the Company in the second quarter of 1993 and additional FHLB advances of $48 million in the third quarter of 1993 were used to reduce Fed funds purchased and securities sold under agreements to repurchase and other short-term borrowings.

Net Interest Margin

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the first three months of 1994, the net interest margin, on a tax-equivalent basis, was 4.79 percent compared to 5.32 percent for the same period in 1993. This 53 basis point decrease resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. A 75 basis point decrease in the rates earned on loans was the major contributor to the continued decline in the net interest margin. The impact of this decline on net interest margin was partially offset by an eight percent increase in noninterest bearing demand deposits and a decrease in the average rate paid on interest bearing deposits from 3.91 percent to 3.61 percent.
   The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three months ended March 31, 1994, as compared to the three months ended March 31, 1993:


                                               Three Months Ended
                                                 March 31, 1994
                                     -------------------------------------
                                       Change
                                        1994          Attributed to
                                         to     --------------------------
                                        1993     Volume    Rate     Mix
                                     ---------- -------- -------- --------
Interest Income:
  Loans                               $  2,287  $11,802  $(8,520) $  (995)
  Investment securities                 (8,476)  (9,829)   2,560   (1,207)
  Investment securities available
    for sale                             1,799    3,307   (1,099)    (409)
  Trading account securities             2,925    2,012      371      542
  Fed funds and resale agreements        1,042      918       47       77
  Time deposits in other banks              (6)      (7)       1       -
                                     ---------- -------- -------- --------
      Decrease in interest income     $   (429) $ 8,203  $(6,640) $(1,992)
                                     ========== ======== ======== ========
Interest expense:
  Deposits                            $    374  $ 3,313  $(2,723) $  (216)
  Fed funds purchased and repos            (12)    (146)     138       (4)
  Other short-term borrowed funds         (361)    (439)     106      (28)
  FHLB and other borrowings              1,582    1,083      313      186
                                     ---------- -------- -------- --------
      Increase in interest expense    $  1,583  $ 3,811  $(2,166) $   (62)
                                     ========== ======== ======== ========

Noninterest Income and Noninterest Expense

   Noninterest income for the first three months of 1994 decreased $6.7 million or 26 percent over the same period in 1993. Service charges on deposit accounts and trust fees increased 12 and 13 percent, respectively. The increase in service charges resulted from the increase in deposits while the increase in trust fee income is due to increased trust activity at River Oaks Trust and the Company's lead bank as assets administered increased from $4.9 billion at March 31, 1993, to $5.8 billion at March 31, 1994. Trading account profits and commissions on bond sales and trading activities decreased by $8.0 million for the three months as compared to the same period in the prior year. This decrease was primarily due to an unexpected and significant decline in the market value of certain speculative securities held in the Company's trading account resulting from volatility in the bond market at the end of the first quarter. It should be noted that changes in the trading account profits and commissions in future quarters cannot be anticipated because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will not continue at their current level. There were no gains or losses realized on the sale of securities available for sale during the first three months of 1994. Gains on securities sold during the first quarter of 1993 were not material.
   Noninterest expense decreased $1.0 million or 2 percent during the first three months of 1994 over the same period in 1993. Salaries increased $910,000 or 4 percent for the first quarter while employee benefits declined 4 percent. The increase in salaries over 1993 levels was the result of normal business growth and regular merit increases. Net occupancy expense increased 21 percent to $5.2 million due primarily to increased depreciation and occupancy expenses associated with the Company's move to its new corporate headquarters during the third quarter of 1993 and the acquisition of 1st Performance in January, 1994. Other noninterest expense declined $3.2 million during the quarter due to a decrease in legal and professional services expenses.

Income Taxes

   Income tax expense remained relatively unchanged during the first three months of 1994 compared to the same period in 1993. The effective tax rates for 1994 and 1993 were 35 percent and 37 percent, respectively. The higher effective tax rate in 1993 was due to the Company's provision for potentially nondeductible acquisition expenses incurred during the first quarter of 1993. Conversely, the effective tax rate in 1994 was adversely impacted by a decrease in tax-exempt income as a percentage of pretax income, from 10 percent in 1993 to 7 percent in 1994.

Provision and Allowance for Possible Loan Losses

   The provision for loan losses for the three months ended March 31, 1994, decreased 81 percent to $2.2 million from the $11.7 million reported for the same period in 1993. This decrease reflected the six percent decrease in nonperforming assets from December 31, 1993, as well as a decline in net chargeoffs during the first quarter of 1994 compared to the first quarter of 1993. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at March 31, 1994, was $111.5 million compared to $110.0 million at December 31, 1993. The ratio of the allowance for loan losses to loans outstanding was 2.14 percent at March 31, 1994, unchanged from December 31, 1993.
   Net chargeoffs decreased $769,000 from the comparable three month period in 1993. Net loan chargeoffs expressed as an annualized percentage of average loans for the first three months of 1994 were 0.12 percent compared with 0.20 percent for the first three months of 1993.

Nonperforming Assets and Past Due Loans

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $37.4 million at March 31, 1994, compared to $39.8 million at December 31, 1993. At March 31, 1994, the allowance for loan losses as a percentage of nonperforming loans was 599 percent as compared to 574 percent at December 31, 1993. The loan loss reserve as a percentage of nonperforming loans and accruing loans ninety days or more past due increased from 472 percent at December 31, 1993, to 490 percent at March 31, 1994.
   Nonperforming assets as a percentage of total loans and other real estate owned was 0.71 percent at March 31, 1994, and 0.77 percent at December 31, 1993. The amount carried in other repossessed assets at March 31, 1994, was $170,000 at March 31, 1994, and $303,000 at December 31, 1993. Loans past due 90 days or more but still accruing interest were relatively unchanged at March 31, 1994, from the $4.1 million at December 31, 1993, representing 0.08 percent of total loans and other real estate owned.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

                              Financial Condition

Overview

   Total assets at March 31, 1994, were $7.7 billion, up 6 percent from December 31, 1993. This increase was due primarily to the acquisition of 1st Performance in January, 1994. Retained earnings remained the primary source of growth for the Company's capital base.


Assets and Funding

   At March 31, 1994, earning assets totaled $7.1 billion, an increase of 5 percent from December 31, 1993. The mix of earning assets shifted moderately in the first three months of 1994 with total investment securities at March 31, 1994, increasing by $194 million (16 percent) from year end while loans increased by $62 million (1 percent). The growth in loans and total investment securities was funded principally by a $373 million (7 percent) increase in total deposits. Loans comprised 73 percent of total earning assets at March 31, 1994, as compared to 76 percent at December 31, 1993, while the percentage of earning assets represented by total investment securities increased from 18 percent to 20 percent.
   Interest bearing deposits at March 31, 1994, increased $333 million from December 31, 1993, while noninterest bearing deposits increased by $40 million. During the first quarter of 1994, the mix of short-term liabilities moved toward other short-term borrowings, primarily commercial paper and trading account short sales. At March 31, 1994, deposits accounted for 77 percent of the Company's funding, unchanged from year end.

Liquidity and Capital Resources

   Net cash provided by operating activities totaled $69 million for the three months ended March 31, 1994. For the first quarter of 1994, net cash used by investing activities of $177 million consisted of proceeds from maturities of investment securities of $114 million, proceeds from maturities of securities available for sale of $69 million, proceeds from sales of securities available for sale of $52 million, and a $12 million decrease in loans outstanding with cash outflows of $13 million in investment securities purchases, $421 million in purchases of securities available for sale, and the purchase of 1st Performance for $24 million, net of cash acquired. Net cash provided by financing activities of $157 million consisted of increases in deposits and other short-term borrowings which funded the payment of $8 million in common stock dividends and the decrease in federal funds purchased.
   Total shareholders' equity at March 31, 1994, was 7.27 percent of total assets compared to 7.52 percent at December 31, 1993. The decrease since year-end 1993 reflects the six percent growth in total assets, due primarily to the acquisition of 1st Performance, while at the same time total equity increased by only two percent. The growth in shareholders' equity consisted of earnings retained after payment of dividends on common stock offset by the decrease in the net unrealized holding gain on available-for-sale securities. On December 31, 1993, the Company adopted Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS115"). At the date of adoption, the tax-effected unrealized holding gain of $6.5 million on the Company's securities available for sale was reflected as an additional component of shareholders' equity. Pursuant to the requirements of FAS115, the change in the unrealized holding gain in the Company's available-for-sale portfolio from December 31, 1993, to March 31, 1994, of $3.3 million has been reflected as a reduction of equity.
   The leverage ratio, defined as period-end common equity adjusted for goodwill divided by average assets adjusted for goodwill, was 7.07 percent at March 31, 1994, compared to 7.31 percent at December 31, 1993. Similarly, the Company's tangible leverage ratio, defined as period-end common equity adjusted for all intangibles divided by average assets adjusted for all intangibles, decreased from 6.95 at December 31, 1993, to 6.74 at March 31, 1994. The decrease in these ratios is due to goodwill and other intangibles recorded in connection with the purchase of 1st Performance.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of March 31, 1994, exceeded the target ratios of 6.0 percent and 10.0 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at March 31, 1994, were 10.21 percent and 12.92 percent, respectively. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 Allowance for Loan Losses/Nonperforming Assets
                                 (In Thousands)
                                  (Unaudited)

                                                 Three Months Ended
                                                     March 31,
                                            -----------------------------
                                                1994              1993
                                            -----------       -----------
Allowance for Loan Losses
  Balance at beginning of period             $ 110,036         $  83,352
  Add:    Provision charged to earnings          2,203            11,679
          Balance due to acquisition               810               -
  Deduct: Loans charged off                      3,144             3,596
          Loan recoveries                       (1,617)           (1,300)
                                            -----------       -----------
          Net charge-offs                        1,527             2,296
                                            -----------       -----------
  Balance at end of period                   $ 111,522         $  92,735
                                            ===========       ===========
Net charge-offs as a percentage of
  average loans (annualized)                     0.12%             0.20%
Recoveries as a percentage of charge-offs       51.43%            36.15%



                                          March 31, 1994   December 31, 1993
                                          --------------   -----------------
Nonperforming Assets
 Nonaccrual loans                            $  11,930         $  12,024
 Renegotiated loans                              6,703             7,143
                                            -----------       -----------
   Total nonperforming loans                    18,633            19,167
 Other real estate                              18,747            20,653
                                            -----------       -----------
   Total nonperforming assets                $  37,380         $  39,820
                                            ===========       ===========

Accruing loans ninety days past due          $   4,137         $   4,141
                                            ===========       ===========

Other repossessed assets                     $     170         $     303
                                            ===========       ===========

Allowance for loan losses                    $ 111,522         $ 110,036
                                            ===========       ===========

Allowance as a percentage of loans               2.14%             2.14%
Total nonperforming loans as a percentage
  of loans and ORE                               0.36%             0.37%
Total nonperforming assets as a percentage
  of loans and ORE                               0.71%             0.77%
Accruing loans ninety days past due as a
  percentage of loans and ORE                    0.08%             0.08%
Allowance for loan losses as a percentage of
  nonperforming loans                          598.52%           574.09%
Allowance for loan losses as a percentage of
  nonperforming assets                         298.35%           276.33%


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION                                                Page
- - ---------------------------                                                ----

Item 6  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit (11)     Computation of Per Share Earnings                          16
Exhibit (12)(a)  Ratio of Earnings to Combined Fixed Charges and
  Preferred Stock Dividends                                                 17
Exhibit (12)(b)  Ratio of Earnings to Fixed Charges                         18

(b)  Reports on Form 8-K

None

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 11, 1994                                               /s/ GARRETT R. HEGEL
- - ------------                                        ---------------------------
    Date                                            By Garrett R. Hegel, as its
                                                        Chief Financial Officer