Form 10-Q
period 1994-06-30
COMPASS BANCSHARES INC
filed 1994-08-15
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Period Ended June 30, 1994                  Commission File No. 0-6032

                            COMPASS BANCSHARES, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

       Delaware                                          63-0593897
- - -----------------------                   ------------------------------------
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

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

           Class                                  Outstanding at July 31, 1994
- - --------------------------                        ----------------------------
Common Stock, $2 Par Value                                 36,950,173


                    The number of pages of this report is 21.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            Page
- - ------------------------------                                            ----
Item 1  Financial Statements
  Consolidated Balance Sheets as of June 30, 1994 and December 31, 1993     3
  Consolidated Statements of Income for the Three and Six Months Ended
    June 30, 1994 and 1993                                                  4
  Consolidated Statements of Cash Flows for the Six Months Ended
    June 30, 1994 and 1993                                                  5
  Notes to Consolidated Financial Statements                                7

Item 2
  Management's Discussion & Analysis of Results of Operations and Financial
    Condition                                                               9


PART II.  OTHER INFORMATION
- - ---------------------------

Item 4  Submission of Matters to a Vote of Security Holders                16

Item 6  Exhibits and Reports on Form 8-K                                   16

                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                  (In Thousands)
                                   (Unaudited)


                                             June 30, 1994   December 31, 1993
                                             -------------   -----------------
ASSETS
Cash and due from banks                       $   343,638        $   283,783
Federal funds sold and securities purchased
  under agreements to resell                       91,579            144,764
Interest bearing deposits with other banks         10,099             10,474
Investment securities                             930,721            604,464
Investment securities available for sale          781,799            645,454
Trading account securities                         64,547            239,491
Loans, net of unearned income                   5,311,865          5,197,464
  Allowance for loan losses                      (110,523)          (110,616)
                                              ------------       ------------
     Net loans                                  5,201,342          5,086,848

Premises and equipment, net                       193,262            176,790
Other assets                                      152,650            141,526
                                              ------------       ------------
     Total assets                             $ 7,769,637        $ 7,333,594
                                              ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                       $ 1,195,289        $ 1,156,039
    Interest bearing                            4,840,716          4,469,058
                                              ------------       ------------
       Total deposits                           6,036,005          5,625,097

  Federal funds purchased and securities
    sold under agreements to repurchase           440,116            623,443
  Other short-term borrowings                     372,030            171,014
  Accrued expenses and other liabilities           26,852             37,266
  FHLB and other borrowings                       325,370            325,437
                                              ------------       ------------
       Total liabilities                        7,200,373          6,782,257

Shareholders' equity:
  Common stock of $2 par value:
    Authorized--100,000,000 shares;
    Issued--36,947,883 shares in 1994 and
      36,927,277 shares in 1993                    73,896             73,854
  Surplus                                          37,342             36,815
  Loans to finance stock purchases                 (6,034)            (6,576)
  Net unrealized holding gain (loss) on
    available-for-sale securities                  (8,074)             6,545
  Retained earnings                               472,134            440,699
                                              ------------       ------------
     Total shareholders' equity                   569,264            551,337
                                              ------------       ------------
     Total liabilities and shareholders'
        equity                                $ 7,769,637        $ 7,333,594
                                              ============       ===========


                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                        (In Thousands Except Per Share Data)
                                    (Unaudited)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                 ----------------------  ----------------------
                                    1994        1993        1994        1993
                                 ----------  ----------  ----------  ----------
Interest income:
  Interest and fees on loans     $ 107,420   $ 102,952   $ 211,220   $ 204,574
  Interest and dividends on
   investment securities            14,562      18,056      26,206      37,806
  Interest on investment
   securities available for sale    12,084       8,136      22,717      17,115
  Interest on trading account
   securities                        3,343       2,039       7,630       3,401
  Interest on federal funds sold
   and securities purchased
   under agreements to resell          959         631       2,586       1,198
  Interest on interest bearing
   deposits with other banks           214         222         431         446
                                 ----------  ----------  ----------  ----------
      Total interest income        138,582     132,036     270,790     264,540

Interest expense:
  Interest on deposits              44,426      40,271      85,473      80,973
  Interest on federal funds
   purchased and securities sold
   under agreements to repurchase    5,783       4,456      11,130       9,822
  Interest on other short-term
   borrowings                        2,468       1,957       3,789       3,639
  Interest on FHLB and other
   borrowings                        3,731       2,591       7,130       4,408
                                 ----------  ----------  ----------  ----------
      Total interest expense        56,408      49,275     107,522      98,842
                                 ----------  ----------  ----------  ----------
      Net interest income           82,174      82,761     163,268     165,698
Provision for loan losses               27      10,001       2,305      21,775
                                 ----------  ----------  ----------  ----------
      Net interest income after
       provision for loan losses    82,147      72,760     160,963     143,923

Noninterest income:
  Service charges on deposit
   accounts                         11,032      10,029      21,110      19,076
  Trust fees                         4,371       3,966       8,822       7,895
  Trading account profits and
   commissions                      (2,388)      3,353      (6,265)      7,830
  Investment securities gains,
   net                              (5,063)        592      (5,063)        772
  Other                              7,765       8,901      16,141      17,001
                                 ----------  ----------  ----------  ----------
      Total noninterest income      15,717      26,841      34,745      52,574

Noninterest expense:
  Salaries and benefits             30,836      33,925      63,031      65,455
  Net occupancy expense              5,655       5,194      10,947       9,620
  Equipment expense                  4,776       4,031       9,665       8,564
  FDIC insurance premium             3,344       2,946       6,656       5,997
  Other                             17,697      18,322      33,022      36,845
                                 ----------  ----------  ----------  ----------
      Total noninterest expense     62,308      64,418     123,321     126,481
                                 ----------  ----------  ----------  ----------
      Net income before income
       tax expense                  35,556      35,183      72,387      70,016
Income tax expense                  11,134      12,539      24,053      25,464
                                 ----------  ----------  ----------  ----------
      Net income                 $  24,422   $  22,644   $  48,334   $  44,552
                                 ==========  ==========  ==========  ==========

Net income per common share      $    0.66   $    0.59   $    1.30   $    1.17
Weighted average shares
 outstanding                        37,255      37,184      37,210      37,188
Dividends per common share       $    0.23   $    0.19   $    0.46   $    0.38


                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                  ----------------------------
                                                      1994           1993
                                                  -------------  -------------
Operating Activities:
 Net income                                         $   48,334     $   44,552
 Adjustments to reconcile net income to cash
   provided by operations:
  Depreciation and amortization                         14,367         12,822
  Accretion of discount and loan fees                   (5,816)        (4,182)
  Provision for loan losses                              2,305         21,775
  Net change in trading account securities             196,931        (59,982)
  Net change in mortgage loans available for sale          932         (5,254)
  (Gain) loss on sale of investment securities           5,063           (772)
  Gain on sale of premises and equipment                   (35)           (77)
  (Gain) loss on sale of other real estate owned           148             (4)
  Provision for losses on other real estate owned         (511)           902
  (Increase) decrease in interest receivable            (2,540)         5,990
  Increase in other assets                              (3,460)        (4,625)
  Increase (decrease) in interest payable                  643         (2,658)
  Decrease in taxes payable                             (4,818)        (7,968)
  Increase in other payables                             1,041          1,705
                                                    -----------    -----------
    Net cash provided by operating activities          252,584          2,224
                                                    -----------    -----------
Investing Activities:
 Proceeds from sales of investment securities            3,360         35,158
 Proceeds from maturities/calls of securities          173,696        175,628
 Purchases of investment securities                   (510,161)       (13,541)
 Proceeds from sales of securities available
  for sale                                             220,027         50,575
 Proceeds from maturities/calls of securities
  available for sale                                    95,982        111,351
 Purchases of securities available for sale           (472,779)      (106,015)
 Net (increase) decrease in federal funds sold
  and securities purchased under agreements
  to resell                                            199,735        (36,443)
 Net increase in loan portfolio                        (37,349)      (222,679)
 Acquisitions                                            6,132          1,242
 Purchases of premises and equipment                   (15,307)       (20,938)
 Proceeds from sales of premises and equipment             185            329
 Net decrease in interest bearing deposits with
  other banks                                              376            586
 Proceeds from sales of other real estate owned          3,357          4,693
                                                    -----------    -----------
   Net cash used by investing activities              (332,746)       (20,054)
                                                    -----------    -----------

                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                  (In Thousands)
                                    (Unaudited)

                                                   Six Months Ended June 30,
                                                  ----------------------------
                                                       1994           1993
                                                  -------------  -------------
Financing Activities:
 Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts                 $   (8,154)   $    28,020
 Net increase (decrease) in time deposits              153,527        (48,058)
 Net decrease in federal funds purchased              (150,371)      (185,610)
 Net decrease in securities sold under agreements
  to repurchase                                        (40,056)       (19,322)
 Net increase in short-term borrowings                 200,948        166,366
 Issuance of FHLB advances and other borrowings           -            74,472
 Repayment of long-term debt                               (94)           (75)
 Purchase of treasury shares                                (6)          -
 Common dividends paid                                 (16,896)       (13,782)
 Preferred dividends paid                                 -            (1,036)
 Proceeds from issuance of common stock                   -               934
 Repayment of loans to finance stock purchases             542           -
 Proceeds from exercise of stock options                   577          1,368
                                                    -----------    -----------
   Net cash provided by financing activities           140,017          3,277
                                                    -----------    -----------
Net increase (decrease) in cash and cash equivalents    59,855        (14,553)
Cash and cash equivalents at beginning of period       283,783        316,092
                                                    -----------    -----------
Cash and cash equivalents at end of period          $  343,638     $  301,539
                                                    ===========    ===========


Schedule of noncash investing and financing
  activities:
 Transfers of loans to other real estate owned      $    1,167     $    3,531
 Loans to facilitate the sale of other real
  estate owned                                           9,967          3,493
 Transfer of securities to investment securities
  available for sale                                      -            28,671

 Acquisition of banks:
   Fair value of assets acquired                    $  309,037
   Liabilities assumed                                 273,725
                                                    -----------
      Cash paid                                     $   35,312
                                                    ===========

                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements


NOTE 1 - General

   The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE 2 - Business Combinations

   On October 14, 1993, the Company purchased First Federal Savings Bank of Northwest Florida ("First Federal"), of Ft. Walton Beach, Florida, for $13.7 million in cash. The acquisition was accounted for under the purchase method of accounting. At the date of acquisition, First Federal had assets of approximately $101 million, deposits of $91 million and equity of $10 million.
   On October 21, 1993, the Company purchased all of the outstanding shares of Peoples Holding Company, Inc. ("Liberty") and its bank subsidiary, Liberty Bank of Ft. Walton Beach, Florida, for $4.95 million in cash. At the date of acquisition, Liberty had assets of $43 million, deposits of $35 million and equity of $4 million. The acquisition was accounted for as a purchase.
   The Company completed the acquisition of Spring National Bank ("Spring National"), of Houston, Texas on November 3, 1993, with the issuance of 326,940 shares of the Company's common stock. At the date of acquisition, Spring National had assets of $75 million, deposits of $66 million and equity of $6 million. The acquisition was accounted for as a pooling-of-interests and accordingly all prior period information has been restated.
   On January 27, 1994, the Company completed the acquisition of 1st Performance National Bank ("1st Performance"), of Jacksonville, Florida, in a cash transaction. The acquisition was accounted for as a purchase. At the date of acquisition, 1st Performance had assets of $267 million, deposits of $235 million and equity of $25 million.
   The Company completed the acquisition of Security Bank, N.A. ("Security") of Houston, Texas on May 5, 1994, with the issuance of 465,297 shares of the Company's common stock. At the date of acquisition, Security had assets of $76 million, deposits of $69 million, and equity of $6 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   On May 12, 1994, the Company completed the acquisition of three branches of Anchor Savings Bank in the Jacksonville, Florida area with deposits of $31 million. The acquisition was accounted for as a purchase.
   On April 4, 1994, the Company announced an agreement to acquire 22 branches of First Heights Bank, of Houston, Texas, with deposits of approximately $885 million and assets of $54 million, for approximately $6.8 million in a purchase transaction. The acquisition is expected to close in the fourth quarter of 1994.
   The Company announced on June 20, 1994, an agreement to acquire Southwest Bankers, Inc. ("Southwest") and its bank subsidiary, The Bank of San Antonio, for 950,000 shares of the Company's common stock. At June 30, 1994, Southwest had assets of $135 million, deposits of $120 million, and equity of $10 million. It is anticipated that the transaction will close in the first quarter of 1995 and will be accounted for under the pooling-of-interests method of accounting.

NOTE 3 - Recently Issued Accounting Standards

   During the second quarter of 1993, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 114, Accounting by Creditors for Impairment
of a Loan ("FAS114").   FAS114 requires that impaired loans be measured based
on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or costs, premium, or discount existing at the inception or acquisition of the loan. FAS114 is effective for fiscal years beginning after December 15, 1994, with early adoption permitted. The Company does not anticipate adopting FAS114 prior to its effective date. Presently, the Company is unable to determine the impact that adoption of FAS114 will have on the consolidated financial statements of the Company, but management anticipates that the impact will not be material.
   On December 31, 1993, the Company adopted FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS115"). FAS115 requires that a company's debt and equity securities be classified into one of three categories based on management's intent to hold the securities: i. trading account securities, ii. held-to-maturity securities, and iii. securities available for sale. Securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Securities designated to be held to maturity are required to be reported at amortized cost. Securities classified as available for sale are required to be reported at fair value with unrealized gains and losses excluded from earnings and shown separately as a component of shareholders' equity. At June 30, 1994, tax-effected net unrealized losses in the Company's available-for-sale portfolio totaled $8.1 million, a decrease of $14.6 million from net unrealized gains of $6.5 million at December 31, 1993. This decline in the market value of the Company's available-for-sale portfolio was reflected as a reduction of shareholders' equity in accordance with FAS115.

NOTE 4 - Securities Losses

   During the second quarter of 1994, the Company recorded securities losses of approximately $8.2 million from the purchase of collateralized mortgage obligation inverse floaters ("inverse floaters") from a common trust fund managed by the trust division of the Company's lead bank. Due to the increase in the general level of interest rates, the common trust fund customers faced significant losses on inverse floaters held in the portfolio. In evaluating the suitability of these investments for the common trust fund subsequent to their decline in market value, the Company determined that it would be in the best interests of the Company, its lead bank, and its trust customers to purchase these securities at book value from the common trust fund. As a result of this decision, the Company purchased inverse floaters with a fair value of $27.0 million from the common trust fund at the fund's cost of $35.2 million with the difference between purchase price and fair value reflected in the Company's statement of income as a securities loss. These securities are reflected at cost in the Company's held-to-maturity investment securities portfolio at June 30, 1994.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                     OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Results of Operations
Overview

   Net income for the quarter ended June 30, 1994, increased 8 percent to $24.4 million while net income for the first six months of 1994 increased 8 percent to $48.3 million from the comparable prior year periods. Net income per common share for the second quarter increased 12 percent to $0.66 compared to the same period in 1993 while net income per common share for the first six months of 1994 increased 11 percent to $1.30. The larger increase in net income per common share as compared to net income is due to the lack of preferred stock dividends in 1994 as a result of the Company's redemption of its outstanding preferred stock during the third quarter of 1993. Net interest income decreased less than one percent during the second quarter of 1994 while decreasing one percent for the first six months of 1994 over the prior year period. The provision for loan losses decreased significantly in 1994 from prior periods due to a decrease in nonperforming assets and credit losses. For the three months ended June 30, 1994, the provision for loan losses declined $10.0 million from the second quarter of 1993 to $27,000 while decreasing 89 percent to $2.3 million for the six months ended June 30, 1994. Noninterest income for the second quarter of 1994 decreased 41 percent from 1993 while noninterest expense decreased 3 percent. For the first six months of 1994, noninterest income and noninterest expense declined 34 percent and 2 percent, respectively, over the prior year.
   In November of 1993, the Company completed the acquisition of Spring National Bank in Houston, Texas ("Spring National"). During May, 1994, the Company acquired Security Bank, N.A. ("Security") in Houston, Texas. The acquisitions of Spring National and Security were accounted for under the pooling-of-interests method of accounting and accordingly the financial statements have been restated for all periods to reflect the acquisitions. During the first quarter of 1994, the Company completed the purchase of 1st Performance National Bank ("1st Performance"), of Jacksonville, Florida, with assets of $267 million. A complete list of acquisitions is included in "Acquisitions" and "Pending Acquisitions" under Item I - Business in the Company's 1993 Form 10-K and in Note 2, "Business Combinations", in the Notes to the Consolidated Financial Statements in this Form 10-Q.

Net Interest Income

   Net interest income for the three months ended June 30, 1994, decreased less than $1 million from the second quarter of 1993. On a tax-equivalent basis, net interest income decreased $1.3 million, or 1 percent. This decrease was a result of a $7.1 million, or 14 percent, increase in interest expense and a $5.9 million, or 4 percent, increase in interest income on a tax-equivalent basis. The increase in interest income was due to an increase in average earning assets of $694 million which more than offset a decrease in the average yield on earning assets from 8.26 percent to 7.79 percent. The largest portion of the increase in earning assets occurred in the average balances of real estate and commercial loans and total investment securities, specifically investment securities available for sale. This increase in the average balance of loans and investment securities was funded predominantly by growth in all categories of deposits as well as an increase in FHLB and other borrowings.
   Interest expense for the three months ended June 30, 1994, increased by $7.1 million or 14 percent from the prior year, due principally to a 14 percent increase in average total deposits offset by a 11 basis point decline in the average rate paid on deposits. Additionally, the average balances of Fed funds purchased and securities sold under agreements to repurchase declined 4 percent while the average balance of FHLB advances and other borrowings increased by $75 million. Subordinated debentures issued by the Company in the second quarter of 1993 and additional FHLB advances of $48 million in the third quarter of 1993 were used to reduce Fed funds purchased and securities sold under agreements to repurchase and other short-term borrowings.
   Net interest income for the six months ended June 30, 1994, decreased $2.4 million to $163.3 million. Tax-equivalent net interest income for the six months ended June 30, 1994, decreased $3.4 million, or 2 percent, over the first six months of 1993. On a tax-equivalent basis, the decrease in net interest income resulted from an increase in interest expense of $8.7 million, or 9 percent, offset by a $5.3 million, or 2 percent, increase in interest income. The increase in interest income resulted from a 9 percent increase in average earning assets, primarily real estate loans, coupled with a decrease in the average yield on earning assets of 57 basis points from 8.35 percent for the six months ended June 30, 1993, to 7.78 percent for the comparable period in 1994.
   Interest expense increased as a result of a 10 percent increase in average interest bearing liabilities, primarily total deposits and FHLB and other borrowings, offset by a 4 basis point decline in the rate paid on interest bearing liabilities, from 3.72 percent in 1993 to 3.68 percent in 1994. Total average deposits increased by $488 million, or 11 percent, due in part to the acquisition of 1st Performance in January, 1994. The increase in FHLB and other borrowings discussed previously more than offset a decrease in Fed funds purchased and securities sold under agreements to repurchase and other short-term borrowings.

Net Interest Margin

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the first six months of 1994, the net interest margin, on a tax-equivalent basis, was 4.73 percent compared to 5.28 percent for the same period in 1993. This 55 basis point decrease resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. A 55 basis point decrease in the rates earned on loans was the major contributor to the continued decline in the net interest margin. The impact of this decline on net interest margin was partially offset by an 8 percent increase in noninterest bearing demand deposits and a decrease in the average rate paid on interest bearing deposits from 3.84 percent to 3.64 percent. During the first six months of 1994, the Company's net interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by 16 basis points as compared to a positive impact of 22 basis points for the same period in 1993. The decline in the impact of interest rate contracts on the Company's net interest margin was due to the increase in the general level of interest rates during the first six months of 1994.
   For the quarter ended June 30, 1994, the net interest margin was 4.65 percent compared to 5.23 percent for the same period in 1993. This 58 basis point decline resulted from a 47 basis point decrease in the yield on total earning assets and a 9 basis point increase in the rate paid on interest bearing liabilities. The decrease in the yield on average earning assets was due to a 37 basis point decline in the yield on loans while the yield on investment securities and investment securities available for sale declined by 53 and 101 basis points, respectively. For the quarter ended June 30, 1994, the taxable equivalent net interest margin was increased by 14 basis points due to the Company's use of interest rate contracts. This impact was down from a 23 basis point increase for the comparable prior year period.
   The tables on the following page detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the six months and three months ended June 30, 1994, as compared to the comparable periods of 1993 (in thousands):

                                                Six Months Ended
                                                 June 30, 1994
                                 ---------------------------------------------
                                   Change
                                    1994               Attributed to
                                     to      ---------------------------------
                                    1993       Volume       Rate        Mix
                                 ----------  ----------  ----------  ---------
Interest Income:
  Loans                          $   6,497   $  20,911   $ (13,084)  $ (1,330)
  Investment securities            (12,408)    (12,658)        364       (114)
  Investment securities available
    for sale                         5,607       9,330      (2,417)    (1,306)
  Trading account securities         4,209       2,171       1,250        788
  Fed funds and resale agreements    1,388       1,017         201        170
  Time deposits in other banks         (15)        (21)          6        -
                                 ----------  ----------  ----------  ---------
    Increase in interest income  $   5,278   $  20,750   $ (13,680)  $ (1,792)
                                 ==========  ==========  ==========  =========

Interest expense:
  Deposits                       $   4,500   $   9,049   $  (4,095)  $   (454)
  Fed funds purchased and repos      1,308        (345)      1,714        (61)
  Other short-term borrowed funds      150        (374)        584        (60)
  FHLB and other borrowings          2,722       1,902         573        247
                                 ----------  ----------  ----------  ---------
    Increase in interest expense $   8,680   $  10,232   $  (1,224)  $   (328)
                                 ==========  ==========  ==========  =========

                                               Three Months Ended
                                                 June 30, 1994
                                 ---------------------------------------------
                                   Change
                                    1994              Attributed to
                                     to      ---------------------------------
                                    1993       Volume       Rate        Mix
                                 ----------  ----------  ----------  ---------
Interest Income:
  Loans                          $   4,390   $   9,248   $  (4,459)  $   (399)
  Investment securities             (4,058)     (3,035)     (1,212)       189
  Investment securities available
    for sale                         3,927       6,170      (1,280)      (963)
  Trading account securities         1,283         211         973         99
  Fed funds and resale agreements      328          81         219         28
  Time deposits in other banks          (8)        (10)          2         -
                                 ----------  ----------  ----------  ---------
    Increase in interest income  $   5,862   $  12,665   $  (5,757)  $ (1,046)
                                 ==========  ==========  ==========  =========

Interest expense:
  Deposits                       $   4,155   $   5,751   $  (1,354)  $   (242)
  Fed funds purchased and repos      1,327        (191)      1,586        (68)
  Other short-term borrowed funds      511          93         399         19
  FHLB and other borrowings          1,140         775         281         84
                                 ----------  ----------  ----------  ---------
    Increase in interest expense $   7,133   $   6,428   $     912   $   (207)
                                 ==========  ==========  ==========  =========

Noninterest Income and Noninterest Expense

   For the six months ended June 30, 1994, noninterest income decreased $17.8 million, or 34 percent, to $34.7 million from $52.6 million for the first six months of 1993. Noninterest income for the second quarter of 1994 decreased by $11.1 million, or 41 percent, from the same period in 1993. Service charges on deposit accounts and trust fees both increased 10 percent during the second quarter of 1994 while increasing 11 and 12 percent, respectively, for the first six months of 1994. The increase in service charges resulted from the increase in deposits while the increase in trust fee income is due to increased trust activity at River Oaks Trust Company, a subsidiary, and at the Company's lead bank as assets under trust increased from $5.1 billion at June 30, 1993 to $5.5 billion at June 30, 1994. During the second quarter, trading account profits and commissions on bond sales and trading activities decreased by $5.7 million from income of $3.4 million during the second quarter of 1993 to a loss of $2.4 million due chiefly to additional losses on collateralized mortgage obligation inverse floaters ("inverse floaters") held in the Company's trading account. Similarly, the $14.1 million decrease in trading account profits and commissions from the first six months of 1993 was due to the decline in the market values of inverse floaters as a result of an increase in the general level of interest rates during the first two quarters of the year. All inverse floaters previously held in the trading account that were responsible for the losses incurred in the first and second quarters have been sold at June 30, 1994. It should be noted that changes in the trading account profits and commissions in future quarters cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will or will not continue at their current levels.
   Securities gains and losses decreased from gains of $592,000 during the second quarter of 1993 to losses of $5.1 million during the comparable period of 1994. This decrease resulted from the purchase of inverse floaters by the Company during the second quarter from a common trust fund managed by the trust division of the Company's lead bank. Due to the increase in the general level of interest rates, the common trust fund customers faced significant losses on inverse floaters held in the portfolio. In evaluating the suitability of these investments for the common trust fund subsequent to the decline in market value, the Company determined that it would be in the best interests of the Company, its lead bank, and its trust customers to purchase these securities at book value from the common trust fund. As a result of this decision, the Company purchased inverse floaters with a fair value of $27.0 million from the common trust fund at the fund's cost of $35.2 million with the difference between purchase price and fair value reflected in the Company's statement of income as a securities loss. These securities are reflected at cost in the Company's held-to-maturity investment securities portfolio at June 30, 1994.
   Noninterest expense decreased $2.1 million, or 3 percent, during the second quarter of 1994 from the same period in 1993. For the six months ended June 30, 1994, noninterest expense decreased by $3.2 million or 2 percent. Salaries decreased $1.3 million or 5 percent for the second quarter while employee benefits decreased 29 percent. During the first six months of 1994, salaries decreased by $437,000 or less than one percent and employee benefits decreased by 17 percent. The decrease in salaries from 1993 levels is the result of a decrease in executive incentives partially offset by normal business growth and regular merit increases while the decrease in employee benefits is due to decreased ESOP expense and decreased pension expense. Other noninterest expense decreased $625,000, or 3 percent, in the second quarter of 1994 and $3.8 million, or 10 percent, in the first two quarters of 1994. These decreases resulted principally from decreased legal expenses and acquisition expenses during the period along with the reversal of a portion of the allowance for losses on other real estate owned.

Income Taxes

   Income tax expense declined by $1.4 million, or 11 percent, during the second three months of 1994 compared to the same period in 1993 while decreasing $1.4 million, or 6 percent, during the first six months of 1994. The effective tax rates for the six months ended June 30 decreased from 36 percent in 1993 to 33 percent in 1994. Similarly, the effective tax rate decreased from 36 percent for the quarter ended June 30, 1993, to 31 percent during the second quarter of 1994. The higher effective tax rate in 1993 was due to the Company's provision for potentially nondeductible acquisition expenses incurred during the second quarter of 1993 which was subsequently reversed during the second quarter of 1994 following the completion of an IRS audit. Conversely, the effective tax rate in 1994 was adversely impacted by a decrease in tax-exempt income as a percentage of pretax income, from 9 percent in 1993 to 7 percent in 1994.

Provision and Allowance for Loan Losses

   The provision for loan losses decreased from $10.0 million during the three months ended June 30, 1993, to $27,000 in the comparable period in 1994. For the six months ended June 30, 1994, the provision decreased by $19.5 million, or 89 percent, to $2.3 million. This decrease reflected the 24 percent decrease in nonperforming assets from December 31, 1993, while net chargeoffs as a percentage of average loans declined. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at June 30, 1994, was $110.5 million compared to $110.6 million at December 31, 1993. The ratio of the allowance for loan losses to loans outstanding was 2.08 percent at June 30, 1994, down slightly from 2.13 percent at December 31, 1993. Net loan chargeoffs expressed as an annualized percentage of average loans for the first six months of 1994 were 0.12 percent compared with 0.14 percent for the first six months of 1993.

Nonperforming Assets and Past Due Loans

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $30.4 million at June 30, 1994, compared to $40.1 million at December 31, 1993. At June 30, 1994, the allowance for loan losses as a percentage of nonperforming loans was 525 percent as compared to 573 percent at December 31, 1993. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due decreased from 472 percent at December 31, 1993, to 442 percent at June 30, 1994.
   Nonperforming assets as a percentage of total loans and other real estate owned were 0.57 percent at June 30, 1994, down from 0.77 percent at December 31, 1993. The amount carried in other repossessed assets at June 30, 1994, was $152,000 at June 30, 1994, and $375,000 at December 31, 1993. Loans past due
90 days or more but still accruing interest decreased 4 percent at June 30, 1994, from the $4.1 million at December 31, 1993, representing 0.07 percent of
total loans and other real estate owned.   During 1994, other real estate owned
declined 55 percent from $20.8 million at December 31, 1993, to $9.4 million at June 30, 1994.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

                             Financial Condition
Overview

   Total assets at June 30, 1994, were $7.8 billion, up 6 percent from December 31, 1993. The majority of this increase was due to the acquisition of 1st Performance in January, 1994. Retained earnings remained the primary source of growth for the Company's capital base.

Assets and Funding

   At June 30, 1994, earning assets totaled $7.2 billion, an increase of 5 percent from December 31, 1993. The mix of earning assets shifted moderately in the first six months of 1994 with total investment securities at June 30, 1994, increasing by $463 million, or 37 percent, from year end while loans increased by $114 million, or 2 percent. The growth in loans and total investment securities was funded principally by a $175 million, or 73 percent, decrease in trading account securities and a $410 million, or 7 percent, increase in total deposits. Loans comprised 74 percent of total earning assets at June 30, 1994, as compared to 76 percent at December 31, 1993, while the percentage of earning assets represented by total investment securities increased from 18 percent to 24 percent.
   Interest bearing deposits at June 30, 1994, increased $372 million from December 31, 1993, while noninterest bearing deposits increased by $39 million. During the second quarter of 1994, the mix of short-term liabilities shifted toward other short-term borrowings, primarily short-term notes. At June 30, 1994, deposits accounted for 78 percent of the Company's funding, up from 77 percent at year end.

Liquidity and Capital Resources

   Net cash provided by operating activities totaled $253 million for the six months ended June 30, 1994, consisting principally of the decrease in trading account securities. For the first six months of 1994, net cash used by investing activities of $333 million consisted of proceeds from maturities of investment securities of $174 million, proceeds from maturities of securities available for sale of $96 million, proceeds from sales of securities available for sale of $220 million, and a $200 million decrease in federal funds sold and securities sold under agreements to repurchase with cash outflows of $510 million in investment securities purchases, $473 million in purchases of securities available for sale, and a $37 million increase in loans outstanding. Net cash provided by financing activities of $140 million was composed of increases in time deposits and other short-term borrowings which funded the payment of $17 million in common stock dividends and the decrease in federal funds purchased.
   Total shareholders' equity at June 30, 1994, was 7.33 percent of total assets compared to 7.52 percent at December 31, 1993. The decrease since year-end 1993 reflects the six percent growth in total assets, due primarily to the acquisition of 1st Performance, which outpaced the growth in total shareholders' equity of three percent. The growth in shareholders' equity consisted of earnings retained after payment of dividends on common stock offset by the decrease in the net unrealized holding gain/loss on available-for-sale securities. On December 31, 1993, the Company adopted Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS115"). At the date of adoption, the tax-effected unrealized holding gain of $6.5 million on the Company's securities available for sale was reflected as an additional component of shareholders' equity. Pursuant to the requirements of FAS115, the after tax change in the unrealized holding gain/loss in the Company's available-for-sale portfolio from December 31, 1993, to June 30, 1994, of $14.6 million has been reflected as a reduction of equity.
   The leverage ratio, defined as period-end common equity adjusted for goodwill divided by average assets adjusted for goodwill, was 7.08 percent at June 30, 1994, compared to 7.33 percent at December 31, 1993. Similarly, the Company's tangible leverage ratio, defined as period-end common equity adjusted for all intangibles divided by average assets adjusted for all intangibles, decreased from 6.96 at December 31, 1993, to 6.76 at June 30, 1994. The decrease in these ratios is due to goodwill and other intangibles recorded in connection with the purchase of 1st Performance.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of June 30, 1994, exceeded the target ratios of 6.0 percent and 10.0 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at June 30, 1994, were 10.47 percent and 13.15 percent, respectively. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.


                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                Allowance for Loan Losses/Nonperforming Assets
                                (In Thousands)
                                 (Unaudited)

                                                   Six Months Ended June 30,
                                                   --------------------------
                                                      1994            1993
                                                   ----------      ----------
Allowance for Loan Losses
  Balance at beginning of period                   $ 110,616       $  83,859
  Add:    Provision charged to earnings                2,305          21,775
          Balance due to acquisition                     810             439
  Deduct: Loans charged off                            6,951           7,909
          Loan recoveries                             (3,743)         (4,629)
                                                   ----------      ----------
   Net charge-offs                                     3,208           3,280
                                                   ----------      ----------
Balance at end of period                           $ 110,523       $ 102,793
                                                   ==========      ==========

Net charge-offs as a percentage of
  average loans (annualized)                           0.12%           0.14%
Recoveries as a percentage of charge-offs             53.85%          58.53%


                                        At June 30, 1994  At December 31, 1993
                                        ----------------  --------------------
Nonperforming Assets
  Nonaccrual loans                          $  14,732           $  12,165
  Renegotiated loans                            6,303               7,143
                                            ----------          ----------
    Total nonperforming loans                  21,035              19,308
  Other real estate                             9,393              20,831
                                            ----------          ----------
  Total nonperforming assets                $  30,428           $  40,139
                                            ==========          ==========

Accruing loans ninety days past due         $   3,984           $   4,143
                                            ==========          ==========

Other repossessed assets                    $     152           $     375
                                            ==========          ==========

Allowance for loan losses                   $ 110,523           $ 110,616
                                            ==========          ==========

Allowance as a percentage of loans              2.08%               2.13%
Total nonperforming loans as a percentage
  of loans and ORE                              0.40%               0.37%
Total nonperforming assets as a percentage
  of loans and ORE                              0.57%               0.77%
Accruing loans ninety days past due as a
  percentage of loans and ORE                   0.07%               0.08%
Allowance for loan losses as a percentage of
  nonperforming loans                         525.42%             572.90%
Allowance for loan losses as a percentage of
  nonperforming assets                        363.23%             275.58%



                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
- - ------------------------------------------------------------------------------

Item 4  Submission of Matters to a Vote of Security Holders

   On May 16, 1994, at the Company's annual shareholder meeting, the share-holders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 50,000,000 shares to 100,000,000 shares. With respect to the vote, 23,721,963 shares of the Company's common stock were voted in favor of the amendment, 420,892 shares were voted against the amendment, and 240,009 shares abstained.

Item 6  Exhibits and Reports on Form 8-K

(a)  Exhibits                                                            Page
                                                                         ----
(10)(a) Compass Bancshares, Inc., 1982 Long Term Incentive Plan (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form S-8 filed June 15, 1983, with the Securities and Exchange Commission)
(10)(b) Compass Bancshares, Inc., 1989 Long Term Incentive Plan (incorporated by reference to Exhibit 28 to the Company's Registration Statement on Form S-8 filed February 21, 1991, with the Securities and Exchange Commission)
(10)(c)  Supplemental Retirement Agreement, dated as of March 18,
         1991, between Compass Bank and Harry B. Brock, Jr.
         (incorporated by reference to Exhibit 10(c) to the Company's
         Form 10-K for the year ended December 31, 1991, filed March
         26, 1992, with the Securities and Exchange Commission)
(10)(d)  Purchase and Assumption Agreement, dated as of April 1, 1994,    21
         between Compass Bancshares, Inc. and Pulte Diversified
         Companies, Inc.
(11)     Computation of Per Share Earnings                                18
(12)(a)  Ratio of Earnings to Combined Fixed Charges and
         Preferred Stock Dividends                                        19
(12)(b)  Ratio of Earnings to Fixed Charges                               20

(b)  Reports on Form 8-K

None

                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 15, 1994                                           /s/ GARRETT R. HEGEL
- - ---------------                                    ---------------------------
     Date                                          By Garrett R. Hegel, as its
                                                       Chief Financial Officer