Form 10-Q/A
period 1994-06-30
COMPASS BANCSHARES INC
filed 1994-11-14
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Period Ended June 30, 1994                  Commission File No. 0-6032

                            COMPASS BANCSHARES, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

       Delaware                                          63-0593897
- -----------------------                   ------------------------------------
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

                                                         Name of each exchange
Title of each class                                       on which registered
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

           Class                                  Outstanding at July 31, 1994
- --------------------------                        ----------------------------
Common Stock, $2 Par Value                                 36,950,173


                    The number of pages of this report is 22.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            Page
- ------------------------------                                            ----
Item 1  Financial Statements
  Consolidated Balance Sheets as of June 30, 1994 and December 31, 1993     3
  Consolidated Statements of Income for the Three and Six Months Ended
    June 30, 1994 and 1993                                                  4
  Consolidated Statements of Cash Flows for the Six Months Ended
    June 30, 1994 and 1993                                                  5
  Notes to Consolidated Financial Statements                                7

Item 2
  Management's Discussion & Analysis of Results of Operations and Financial
    Condition                                                               9


PART II.  OTHER INFORMATION
- ---------------------------

Item 4  Submission of Matters to a Vote of Security Holders                17

Item 6  Exhibits and Reports on Form 8-K                                   17

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
                                              ============       ===========


                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                        (In Thousands Except Per Share Data)
                                    (Unaudited)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                 ----------------------  ----------------------
                                    1994        1993        1994        1993
                                 ----------  ----------  ----------  ----------
Interest income:
  Interest and fees on loans     $ 107,420   $ 102,952   $ 211,220   $ 204,574
  Interest and dividends on
   investment securities            14,562      18,056      26,206      37,806
  Interest on investment
   securities available for sale    12,084       8,136      22,717      17,115
  Interest on trading account
   securities                        3,343       2,039       7,630       3,401
  Interest on federal funds sold
   and securities purchased
   under agreements to resell          959         631       2,586       1,198
  Interest on interest bearing
   deposits with other banks           214         222         431         446
                                 ----------  ----------  ----------  ----------
      Total interest income        138,582     132,036     270,790     264,540

Interest expense:
  Interest on deposits              44,426      40,271      85,473      80,973
  Interest on federal funds
   purchased and securities sold
   under agreements to repurchase    5,783       4,456      11,130       9,822
  Interest on other short-term
   borrowings                        2,468       1,957       3,789       3,639
  Interest on FHLB and other
   borrowings                        3,731       2,591       7,130       4,408
                                 ----------  ----------  ----------  ----------
      Total interest expense        56,408      49,275     107,522      98,842
                                 ----------  ----------  ----------  ----------
      Net interest income           82,174      82,761     163,268     165,698
Provision for loan losses               27      10,001       2,305      21,775
                                 ----------  ----------  ----------  ----------
      Net interest income after
       provision for loan losses    82,147      72,760     160,963     143,923

Noninterest income:
  Service charges on deposit
   accounts                         11,032      10,029      21,110      19,076
  Trust fees                         4,371       3,966       8,822       7,895
  Trading account profits and
   commissions                      (2,388)      3,353      (6,265)      7,830
  Investment securities gains,
   net                               3,159         592       3,159         772
  Loss on purchase of securities
   from common trust fund           (8,222)        -        (8,222)        -
  Other                              7,765       8,901      16,141      17,001
                                 ----------  ----------  ----------  ----------
      Total noninterest income      15,717      26,841      34,745      52,574

Noninterest expense:
  Salaries and benefits             30,836      33,925      63,031      65,455
  Net occupancy expense              5,655       5,194      10,947       9,620
  Equipment expense                  4,776       4,031       9,665       8,564
  FDIC insurance premium             3,344       2,946       6,656       5,997
  Other                             17,697      18,322      33,022      36,845
                                 ----------  ----------  ----------  ----------
      Total noninterest expense     62,308      64,418     123,321     126,481
                                 ----------  ----------  ----------  ----------
      Net income before income
       tax expense                  35,556      35,183      72,387      70,016
Income tax expense                  11,134      12,539      24,053      25,464
                                 ----------  ----------  ----------  ----------
      Net income                 $  24,422   $  22,644   $  48,334   $  44,552
                                 ==========  ==========  ==========  ==========

Net income per common share      $    0.66   $    0.59   $    1.30   $    1.17
Weighted average shares
 outstanding                        37,255      37,184      37,210      37,188
Dividends per common share       $    0.23   $    0.19   $    0.46   $    0.38


                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                  ----------------------------
                                                      1994           1993
                                                  -------------  -------------
Operating Activities:
 Net income                                         $   48,334     $   44,552
 Adjustments to reconcile net income to cash
   provided by operations:
  Depreciation and amortization                         14,367         12,822
  Accretion of discount and loan fees                   (5,816)        (4,182)
  Provision for loan losses                              2,305         21,775
  Net change in trading account securities             196,931        (59,982)
  Net change in mortgage loans available for sale          932         (5,254)
  Gain on sale of investment securities                 (3,159)          (772)
  Loss on purchase of securities from common
   trust fund                                            8,222            -
  Gain on sale of premises and equipment                   (35)           (77)
  (Gain) loss on sale of other real estate owned           148             (4)
  Provision for losses on other real estate owned         (511)           902
  (Increase) decrease in interest receivable            (2,540)         5,990
  Increase in other assets                              (3,460)        (4,625)
  Increase (decrease) in interest payable                  643         (2,658)
  Decrease in taxes payable                             (4,818)        (7,968)
  Increase in other payables                             1,041          1,705
                                                    -----------    -----------
    Net cash provided by operating activities          252,584          2,224
                                                    -----------    -----------
Investing Activities:
 Proceeds from sales of investment securities            3,360         35,158
 Proceeds from maturities/calls of securities          173,696        175,628
 Purchases of investment securities                   (510,161)       (13,541)
 Proceeds from sales of securities available
  for sale                                             220,027         50,575
 Proceeds from maturities/calls of securities
  available for sale                                    95,982        111,351
 Purchases of securities available for sale           (472,779)      (106,015)
 Net (increase) decrease in federal funds sold
  and securities purchased under agreements
  to resell                                            199,735        (36,443)
 Net increase in loan portfolio                        (37,349)      (222,679)
 Acquisitions                                            6,132          1,242
 Purchases of premises and equipment                   (15,307)       (20,938)
 Proceeds from sales of premises and equipment             185            329
 Net decrease in interest bearing deposits with
  other banks                                              376            586
 Proceeds from sales of other real estate owned          3,357          4,693
                                                    -----------    -----------
   Net cash used by investing activities              (332,746)       (20,054)
                                                    -----------    -----------

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

NOTE 4 - Loss on Purchase of Securities From Common Trust Fund

   During the second quarter of 1994, the Company recorded losses of approximately $8.2 million from the purchase of collateralized mortgage obligation inverse floaters ("inverse floaters") from a common trust fund managed by the trust division of the Company's lead bank. Due to the increase in the general level of interest rates, the common trust fund customers faced significant losses on inverse floaters held in the portfolio. In evaluating the suitability of these investments for the common trust fund subsequent to the decline in market value, the Company determined that it would be in the best interests of the Company, its lead bank, and its trust customers to purchase these securities at book value from the common trust fund. As a result of this decision, the Company purchased inverse floaters with a fair value of $27.0 million from the common trust fund at the fund's cost of $35.2 million with the difference between purchase price and fair value reflected in the Company's Statement of Income as a component of noninterest income. These securities are reflected at cost in the Company's held-to-maturity investment securities portfolio at June 30, 1994.

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
                                 ==========  ==========  ==========  =========

Noninterest Income and Noninterest Expense

   For the six months ended June 30, 1994, noninterest income decreased $17.8 million, or 34 percent, to $34.7 million from $52.6 million for the first six months of 1993. Noninterest income for the second quarter of 1994 decreased by $11.1 million, or 41 percent, from the same period in 1993. Service charges on deposit accounts and trust fees both increased 10 percent during the second quarter of 1994 while increasing 11 and 12 percent, respectively, for the first six months of 1994. The increase in service charges resulted from the increase in deposits while the increase in trust fee income is due to increased trust activity at River Oaks Trust Company, a subsidiary, and at the Company's lead bank as assets under trust increased from $5.1 billion at June 30, 1993 to $5.5 billion at June 30, 1994. Securities gains and losses increased from gains of $592,000 during the second quarter of 1993 to gains of $3.2 million during the comparable period of 1994. During the second quarter, trading account profits and commissions on bond sales and trading activities decreased by $5.7 million from income of $3.3 million during the second quarter of 1993 to a loss of $2.4 million due chiefly to additional losses on collateralized mortgage obligation inverse floaters ("inverse floaters") held in the Company's trading account. Similarly, the $14.1 million decrease in trading account profits and commissions from the first six months of 1993 was due to the decline in the market values of inverse floaters as a result of an increase in the general level of interest rates during the first two quarters of the year. All inverse floaters previously held in the trading account that were responsible for the losses incurred in the first and second quarters have been sold at June 30, 1994. It should be noted that changes in the trading account profits and commissions in future quarters cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will or will not continue at their current levels.
   The $8.2 million loss on purchase of securities from common trust fund resulted from the purchase of inverse floaters by the Company during the second quarter from a common trust fund managed by the trust division of the Company's lead bank. Due to the increase in the general level of interest rates, the common trust fund customers faced significant losses on inverse floaters held in the portfolio. In evaluating the suitability of these investments for the common trust fund subsequent to the decline in market value, the Company determined that it would be in the best interests of the Company, its lead bank, and its trust customers to purchase these securities at book value from the common trust fund. As a result of this decision, the Company purchased inverse floaters with a fair value of $27.0 million from the common trust fund at the fund's cost of $35.2 million with the difference between purchase price and fair value reflected in the Company's Statement of Income as a separate component of noninterest income. The securities purchased by the Company are reflected at its cost of $27.0 million in its held-to-maturity investment securities portfolio at June 30, 1994.
   Following the purchase of the inverse floaters, the Company conducted a review of all securities held by the common trust funds managed by the Company or its subsidiaries. No inverse floaters or other high risk derivatives are held by the common trust funds, however, certain individual trust accounts hold derivative securities which may include high risk derivative securities. In those cases where there are derivative securities, the Company believes after reasonable investigation that the customer is sophisticated, is aware of the risks associated with holding such securities, and is capable of holding such securities to maturity. No other "high risk" derivatives are held by the Company in its held-to-maturity and available-for-sale portfolios at December 31, 1993, or at June 30, 1994, other than those inverse floaters held by the parent company as of June 30, 1994, as discussed above.
   Noninterest expense decreased $2.1 million, or 3 percent, during the second quarter of 1994 from the same period in 1993. For the six months ended June 30, 1994, noninterest expense decreased by $3.2 million or 2 percent. Salaries decreased $1.3 million or 5 percent for the second quarter while employee benefits decreased 29 percent. During the first six months of 1994, salaries decreased by $437,000 or less than one percent and employee benefits decreased by 17 percent. The decrease in salaries from 1993 levels is the result of a decrease in executive incentives partially offset by normal business growth and regular merit increases while the decrease in employee benefits is due to decreased ESOP expense and decreased pension expense. Other noninterest expense decreased $625,000, or 3 percent, in the second quarter of 1994 and $3.8 million, or 10 percent, in the first two quarters of 1994. These decreases resulted principally from decreased legal expenses and acquisition expenses during the period along with the reversal of a portion of the allowance for losses on other real estate owned.

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



                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
- ------------------------------------------------------------------------------

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

Item 6  Exhibits and Reports on Form 8-K                                 Page
                                                                         ----
(a)  Exhibits

(10)(a) Compass Bancshares, Inc., 1982 Long Term Incentive Plan (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form S-8 filed June 15, 1983, with the Securities and Exchange Commission)
(10)(b) Compass Bancshares, Inc., 1989 Long Term Incentive Plan (incorporated by reference to Exhibit 28 to the Company's Registration Statement on Form S-8 filed February 21, 1991, with the Securities and Exchange Commission)
(10)(c)  Supplemental Retirement Agreement, dated as of March 18,
         1991, between Compass Bank and Harry B. Brock, Jr.
         (incorporated by reference to Exhibit 10(c) to the Company's
         Form 10-K for the year ended December 31, 1991, filed March
         26, 1992, with the Securities and Exchange Commission)
(10)(d)  Purchase and Assumption Agreement, dated as of April 1, 1994,    22
         between Compass Bancshares, Inc. and Pulte Diversified
         Companies, Inc.
(11)     Computation of Per Share Earnings                                19
(12)(a)  Ratio of Earnings to Combined Fixed Charges and
         Preferred Stock Dividends                                        20
(12)(b)  Ratio of Earnings to Fixed Charges                               21

(b)  Reports on Form 8-K

     None

                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 1994                                         /s/ GARRETT R. HEGEL
- -----------------                                  ---------------------------
      Date                                          By Garrett R. Hegel, as its
                                                       Chief Financial Officer