Form 10-Q
period 1994-09-30
COMPASS BANCSHARES INC
filed 1994-11-14
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Period Ended September 30, 1994             Commission File No. 0-6032

                            COMPASS BANCSHARES, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

       Delaware                                          63-0593897
- ------------------------                  ------------------------------------
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

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

           Class                               Outstanding at October 31, 1994
- --------------------------                     -------------------------------
Common Stock, $2 Par Value                               36,957,048

                    The number of pages of this report is 22.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            Page
- ------------------------------                                            ----
Item 1	Financial Statements

  Consolidated Balance Sheets as of September 30, 1994 and
    December 31, 1993                                                       3
  Consolidated Statements of Income for the Three and Nine Months Ended
   September 30, 1994 and 1993                                              4
  Consolidated Statements of Cash Flows for the Nine Months Ended
    September 30, 1994 and 1993                                             5
  Notes to Consolidated Financial Statements                                7

Item 2
  Management's Discussion & Analysis of Results of Operations and Financial
    Condition                                                               9


PART II.  OTHER INFORMATION
- ---------------------------

Item 6  Exhibits and Reports on Form 8-K                                   18

                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                  (In Thousands)
                                   (Unaudited)


                                         September 30, 1994  December 31, 1993
                                         ------------------  -----------------
ASSETS
Cash and due from banks                      $   393,787        $   283,783
Federal funds sold and securities purchased
  under agreements to resell                     105,943            144,764
Interest bearing deposits with other banks            99             10,474
Investment securities (market value of
  $1,476,912 and $631,794 for 1994 and
  1993, respectively)                          1,485,618            604,464
Investment securities available for sale         701,818            645,454
Trading account securities                        69,696            239,491
Loans, net of unearned income                  5,457,381          5,197,464
  Allowance for loan losses                     (109,224)          (110,616)
                                             ------------       ------------
     Net loans                                 5,348,157          5,086,848

Premises and equipment, net                      192,659            176,790
Other assets                                     147,869            141,526
                                             ------------       ------------
     Total assets                            $ 8,445,646        $ 7,333,594
                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                      $ 1,246,102        $ 1,156,039
    Interest bearing                           4,824,421          4,469,058
                                             ------------       ------------
     Total deposits                            6,070,523          5,625,097

  Federal funds purchased and securities
    sold under agreements to repurchase          745,565            623,443
  Other short-term borrowings                    293,185            171,014
  Accrued expenses and other liabilities         375,468             37,266
  FHLB and other borrowings                      374,962            325,437
                                             ------------       ------------
     Total liabilities                         7,859,703          6,782,257

Shareholders' equity:
  Common stock of $2 par value:
    Authorized--100,000,000 shares;
    Issued--36,957,048 shares in 1994 and
      36,927,277 shares in 1993                   73,914             73,854
  Surplus                                         37,445             36,815
  Loans to finance stock purchases                (5,915)            (6,576)
  Net unrealized holding gain (loss) on
    available-for-sale securities                 (7,960)             6,545
  Retained earnings                              488,459            440,699
                                             ------------       ------------
     Total shareholders' equity                  585,943            551,337
                                             ------------       ------------
     Total liabilities and shareholders'
       equity                                $ 8,445,646        $ 7,333,594
                                             ============       ============



                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                        (In Thousands Except Per Share Data)
                                    (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                               ----------------------   ----------------------
                                  1994        1993         1994        1993
                               ----------  ----------   ----------  ----------
Interest income:
  Interest and fees on loans   $ 111,438   $ 103,616    $ 322,658   $ 308,190
  Interest and dividends on
    investment securities         21,057      16,073       47,263      53,879
  Interest on investment
    securities available
    for sale                       8,702       7,823       31,419      24,938
  Interest on trading account
    securities                     1,217       2,518        8,847       5,919
  Interest on federal funds
    sold and securities
    purchased under agreements
    to resell                      1,170         978        3,756       2,176
  Interest on interest bearing
    deposits with other banks         75         222          506         668
                               ----------  ----------   ----------  ----------
      Total interest income      143,659     131,230      414,449     395,770

Interest expense:
  Interest on deposits            47,519      40,193      132,992     121,166
  Interest on federal funds
    purchased and securities
    sold under agreements to
    repurchase                     7,050       4,512       18,180      14,334
  Interest on other short-
    term borrowings                3,917       1,765        7,706       5,404
  Interest on FHLB and other
    borrowings                     4,178       3,471       11,308       7,879
                               ----------  ----------   ----------  ----------
      Total interest expense      62,664      49,941      170,186     148,783
                               ----------  ----------   ----------  ----------
      Net interest income         80,995      81,289      244,263     246,987
Provision for loan losses          1,099       6,512        3,404      28,287
                               ----------  ----------   ----------  ----------
    Net interest income
      after provision for
      loan losses                 79,896      74,777      240,859     218,700

Noninterest income:
  Service charges on deposit
    accounts                      11,379       9,951       32,489      29,027
  Trust fees                       4,335       4,049       13,157      11,944
  Trading account profits and
    commissions                    1,642       2,206       (4,623)     10,036
  Investment securities
    gains, net                       138         -          3,297         772
  Loss on purchase of
    securities from common
    trust fund                       -           -         (8,222)        -
  Other                            8,609       8,056       24,750      25,057
                               ----------  ----------   ----------  ----------
    Total noninterest income      26,103      24,262       60,848      76,836

Noninterest expense:
  Salaries and benefits           34,777      32,205       97,808      97,660
  Net occupancy expense            5,530       4,773       16,477      14,393
  Equipment expense                4,863       4,604       14,528      13,168
  FDIC insurance premium           3,337       3,034        9,993       9,031
  Other                           19,048      19,226       52,070      56,071
                               ----------  ----------   ----------  ----------
    Total noninterest expense     67,555      63,842      190,876     190,323
                               ----------  ----------   ----------  ----------
    Net income before income
      tax expense                 38,444      35,197      110,831     105,213
Income tax expense                13,614      12,384       37,667      37,848
                               ----------  ----------   ----------  ----------
      Net income               $  24,830   $  22,813    $  73,164   $  67,365
                               ==========  ==========   ==========  ==========

Net income per common share    $    0.67   $    0.60    $    1.97   $    1.77
Weighted average shares
  outstanding                     37,248      37,206       37,220      37,192
Dividends per common share     $    0.23   $    0.19    $    0.69   $    0.57



                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                 1994             1993
                                            --------------   --------------
Operating Activities:
 Net income                                    $   73,164       $   67,365
 Adjustments to reconcile net income to
   cash provided (used) by operations:
  Depreciation and amortization                    22,032           16,236
  Accretion of discount and loan fees              (8,464)          (3,837)
  Provision for loan losses                         3,404           28,287
  Net change in trading account securities        191,782         (141,659)
  Net change in mortgage loans available
    for sale                                       10,765           (9,019)
  Gain on sale of investment securities            (3,297)            (772)
  Loss on purchase of securities from
    common trust fund                               8,222              -
  Gain on sale of premises and equipment              (57)            (122)
  Gain on sale of other real estate owned             (60)            (102)
  Provision for losses on other real
    estate owned                                     (507)           1,010
  Decrease in interest receivable                   1,300            9,306
  Increase in other assets                         (5,248)          (6,377)
  Increase (decrease) in interest payable           4,597           (1,851)
  Increase (decrease) in taxes payable              1,584           (6,711)
  Increase (decrease) in other payables            (4,753)          11,930
                                               -----------      -----------
   Net cash provided (used) by operating
     activities                                   294,464          (36,316)
                                               -----------      -----------
Investing Activities:
 Proceeds from sales of investment securities         698           39,603
 Proceeds from maturities/calls of investment
   securities                                     239,252          287,280
 Purchases of investment securities              (707,392)         (19,160)
 Proceeds from sales of securities available
   for sale                                       239,407           51,767
 Proceeds from maturities/calls of securities
   available for sale                             103,427          170,079
 Purchases of securities available for sale      (496,443)        (193,246)
 Net (increase) decrease in federal funds
   sold and securities purchased under
   agreements to resell                           185,371          (49,121)
 Net increase in loan portfolio                  (193,799)        (255,210)
 Acquisitions                                       6,132            1,242
 Purchases of premises and equipment              (19,640)         (30,188)
 Proceeds from sales of premises and equipment        427              367
 Net decrease in interest bearing deposits
   with other banks                                10,376              704
 Proceeds from sales of other real estate
   owned                                            5,188            6,748
                                               -----------      -----------
   Net cash provided (used) by investing
     activities                                  (626,996)          10,865
                                               -----------      -----------


                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                 1994             1993
                                            --------------   --------------
Financing Activities:
 Net increase in demand deposits, NOW
   accounts and savings accounts               $   54,465       $  126,399
 Net increase (decrease) in time deposits         125,426          (89,728)
 Net increase (decrease) in federal funds
   purchased                                       32,298         (229,577)
 Net increase in securities sold under
   agreements to repurchase                        82,724            7,663
 Net increase in short-term borrowings            122,103          149,805
 Issuance of FHLB advances and other
   borrowings                                      49,619          122,485
 Repayment of long-term debt                         (136)            (911)
 Purchase of treasury shares                          (14)             -
 Common dividends paid                            (25,396)         (20,679)
 Preferred dividends paid                             -             (1,531)
 Redemption of preferred stock                        -            (25,965)
 Proceeds from issuance of common stock               -                664
 Repayment of loans to finance stock purchases        747              -
 Proceeds from exercise of stock options              700            1,337
                                               -----------      -----------
   Net cash provided by financing activities      442,536           39,962
                                               -----------      -----------
Net increase in cash and due from banks           110,004           14,511
Cash and due from banks at beginning of period    283,783          316,092
                                               -----------      -----------
Cash and due from banks at end of period       $  393,787       $  330,603
                                               ===========      ===========

Schedule of noncash investing and financing
  activities:
 Transfers of loans to other real estate owned $    2,152       $    6,411
 Loans to facilitate the sale of other real
   estate owned                                    10,777            7,598
 Transfer of securities to investment
   securities available for sale                      -             28,671
 Transfer of securities available for sale to
   held-to-maturity securities                    224,971              -
 Trade date securities purchases -- Note 2        344,122              -

 Acquisition of banks:
   Fair value of assets acquired               $  309,037
   Liabilities assumed                            273,725
                                               -----------
      Cash paid                                $   35,312
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

NOTE 2 - Business Combinations

  On October 14, 1993, the Company purchased First Federal Savings Bank of Northwest Florida ("First Federal"), of Ft. Walton Beach, Florida, for $13.7 million in cash. The acquisition was accounted for under the purchase method of accounting. At the date of acquisition, First Federal had assets of approximately $101 million, deposits of $91 million and equity of $10 million.
  On October 21, 1993, the Company purchased all of the outstanding shares of Peoples Holding Company, Inc. ("Liberty") and its bank subsidiary, Liberty Bank of Ft. Walton Beach, Florida, for $4.95 million in cash. At the date of acquisition, Liberty had assets of $43 million, deposits of $35 million and equity of $4 million. The acquisition was accounted for as a purchase.
  The Company completed the acquisition of Spring National Bank ("Spring National"), of Houston, Texas on November 3, 1993, with the issuance of 326,940 shares of the Company's common stock. At the date of acquisition, Spring National had assets of $75 million, deposits of $66 million and equity of $6 million. The acquisition was accounted for as a pooling-of-interests and accordingly all prior period information has been restated.
  On January 27, 1994, the Company acquired 1st Performance National Bank ("1st Performance"), of Jacksonville, Florida, in a cash transaction. The acquisition was accounted for as a purchase. At the date of acquisition, 1st Performance had assets of $267 million, deposits of $235 million and equity of $25 million.
  The Company completed the acquisition of Security Bank, N.A. ("Security") of Houston, Texas on May 5, 1994, with the issuance of 465,297 shares of the Company's common stock. At the date of acquisition, Security had assets of $76 million, deposits of $69 million, and equity of $6 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
  On May 12, 1994, the Company acquired three branches of Anchor Savings Bank in the Jacksonville, Florida area with deposits of $31 million. The acquisition was accounted for as a purchase.
  On October 1, 1994, the Company completed the acquisition of 22 branches of First Heights Bank, fsb, of Houston, Texas, with deposits of approximately $870 million and assets of $61 million, for approximately $6.8 million in a cash transaction. The acquisition was accounted for as a purchase.
  The Company announced on June 20, 1994, an agreement to acquire Southwest Bankers, Inc. ("Southwest"), of San Antonio, Texas, and its bank subsidiary, The Bank of San Antonio, for 950,000 shares of the Company's common stock. At September 30, 1994, Southwest had assets of $144 million, deposits of $128 million, and equity of $11 million. It is anticipated that the transaction will close in the first quarter of 1995 and will be accounted for under the pooling-of-interests method of accounting.
  On September 27, 1994, the Company announced an agreement to acquire American Bancorporation of the South ("American"), of Brevard County, Florida, and its bank subsidiary, American Bank of the South, for up to $15,350,000 in cash. American had total assets of $188 million, deposits of $172 million, and equity of $11 million at September 30, 1994. The transaction is expected to close during the first quarter of 1995 and will be accounted for under the purchase method of accounting.

NOTE 3 - Recently Issued Accounting Standards

  During the second quarter of 1993, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan ("FAS114"). FAS114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or costs, premium, or discount existing at the inception or acquisition of the loan. FAS114 is effective for fiscal years beginning after December 15, 1994, with early adoption permitted. The Company does not anticipate adopting FAS114 prior to its effective date. Presently, the Company is unable to determine the impact that adoption of FAS114 will have on the consolidated financial statements of the Company, but management anticipates that the impact will not be material.
  On December 31, 1993, the Company adopted FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS115"). FAS115 requires that a company's debt and equity securities be classified into one of three categories based on management's intent to hold the securities: i. trading account securities, ii. held-to-maturity securities, and iii. securities available for sale. Securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Securities designated to be held to maturity are required to be reported at amortized cost. Securities classified as available for sale are required to be reported at fair value with unrealized gains and losses excluded from earnings and shown separately as a component of share-holders' equity. At September 30, 1994, tax-effected net unrealized losses in the Company's available-for-sale portfolio totaled $8.0 million, a decrease of $14.5 million from net unrealized gains of $6.5 million at December 31, 1993. This decline in the market value of the Company's available-for-sale portfolio was reflected as a reduction of shareholders' equity in accordance with FAS115.


NOTE 4 - Loss on Purchase of Securities From Common Trust Fund

  During the second quarter of 1994, the Company recorded losses of approximately $8.2 million from the purchase of collateralized mortgage obligation inverse floaters ("inverse floaters") from a common trust fund managed by the trust division of the Company's lead bank. Due to the increase in the general level of interest rates, the common trust fund customers faced significant losses on inverse floaters held in the portfolio. In evaluating the suitability of these investments for the common trust fund subsequent to their decline in market value, the Company determined that it would be in the best interests of the Company, its lead bank, and its trust customers to purchase these securities at book value from the common trust fund. As a result of this decision, the Company purchased inverse floaters with a fair value of $27.0 million from the common trust fund at the fund's cost of $35.2 million with the difference between purchase price and fair value reflected in the Company's Statement of Income as a separate component of noninterest income. These securities are reflected at cost in the Company's held-to-maturity investment securities portfolio at September 30, 1994.

NOTE 5 - Statement of Cash Flows

  In connection with the Company's acquisition of First Heights on October 1, 1994, the Company received cash of approximately $800 million. In anticipation of the closing of the transaction on October 1, 1994, the Company executed securities purchases of approximately $344 million with trade dates prior to September 30, 1994, and settlement dates subsequent to that date. While the purchase of these securities and the related liability are reflected in the Company's balance sheet as of September 30, 1994 in accordance with generally accepted accounting principles, the cash transactions related to these purchases did not occur until the fourth quarter of the year. Therefore, the purchase of securities and the incurrence of the related liability are presented as a noncash transaction in the Statement of Cash Flows.
  In the third quarter of 1994, the Company transferred investment securities, primarily collateralized mortgage obligations, totaling $225 million from its available-for-sale securities portfolio to investment securities held to maturity.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                     OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Results of Operations
Overview

  Net income for the quarter ended September 30, 1994, increased 9 percent to $24.8 million while net income for the first nine months of 1994 increased 9 percent to $73.2 million from the comparable prior year periods. Net income per common share for the third quarter increased 12 percent to $0.67 compared to the same period in 1993 while net income per common share for the first nine months of 1994 increased 11 percent to $1.97. The larger increase in net income per common share as compared to net income is due to the lack of preferred stock dividends in 1994 as a result of the Company's redemption of its outstanding preferred stock during the third quarter of 1993. Net interest income decreased less than one percent during the third quarter of 1994 while decreasing one percent for the first nine months of 1994 over the prior year period. The provision for loan losses decreased significantly in 1994 from prior periods due to a decrease in nonperforming assets and credit losses. For the three months ended September 30, 1994, the provision for loan losses declined $5.4 million from the third quarter of 1993 to $1.1 million while decreasing 88 percent, or $24.9 million, for the nine months ended September 30, 1994. Noninterest income for the third quarter of 1994 increased 8 percent from 1993 while noninterest expense increased 6 percent. For the first nine months of 1994, noninterest income declined 21 percent over the prior year while noninterest expense for the period remained relatively unchanged.
  In November of 1993, the Company completed the acquisition of Spring National Bank in Houston, Texas ("Spring National"). During May, 1994, the Company acquired Security Bank, N.A. ("Security") in Houston, Texas. The acquisitions of Spring National and Security were accounted for under the pooling-of-interests method of accounting and accordingly the financial statements have been restated for all periods to reflect the acquisitions. During the first quarter of 1994, the Company completed the purchase of 1st Performance National Bank ("1st Performance"), of Jacksonville, Florida, with assets of $267 million. On October 1, 1994, the Company completed the acquisition of First Heights Bank, fsb, of Houston, Texas ("First Heights") in which the Company purchased 22 branches of First Heights, assuming deposits of $870 million and acquiring assets of $61 million. A complete list of acquisitions is included in "Acquisitions" and "Pending Acquisitions" under Item I - Business in the Company's 1993 Form 10-K and in Note 2, "Business Combinations," in the Notes to the Consolidated Financial Statements in this Form 10-Q.

Net Interest Income

  Net interest income for the three months ended September 30, 1994, decreased less than $1 million from the third quarter of 1993. On a tax-equivalent basis, net interest income declined less than $1 million, or 1 percent. This decrease was a result of a $12.7 million, or 25 percent, increase in interest expense offset by a $12.0 million, or 9 percent, increase in interest income on a tax-equivalent basis. The increase in interest income was due to an increase in average earning assets of $726 million which more than offset a decrease in the average yield on earning assets from 7.98 percent to 7.84 percent. The largest portion of the increase in earning assets occurred in the average balances of real estate and commercial loans and total investment securities, specifically investment securities held to maturity. This increase in the average balance of loans and investment securities was funded predominantly by growth in all categories of deposits as well as an increase in other short-term borrowings and a decrease in trading account securities.
  Interest expense for the three months ended September 30, 1994, increased by $12.7 million or 25 percent from the prior year, due principally to a 13 percent increase in average interest bearing deposits coupled with a 16 basis point increase in the average rate paid on deposits. Additionally, other short-term borrowed funds increased by $107 million, or 49 percent, the average balances of federal funds purchased and securities sold under agreements to repurchase rose by $20 million, or 3 percent, while the rate paid on these liabilities increased by 158 and 155 basis points, respectively.
  Net interest income for the nine months ended September 30, 1994, decreased $2.7 million to $244.3 million. Tax-equivalent net interest income for the nine months ended September 30, 1994, decreased $4.1 million, or 2 percent, over the first nine months of 1993. On a tax-equivalent basis, the decrease in net interest income resulted from an increase in interest expense of $21.4 million, or 14 percent, offset by a $17.3 million, or 4 percent, increase in interest income. The increase in interest income resulted from a 10 percent increase in average earning assets, primarily real estate loans and investment securities available for sale, combined with a decrease in the average yield on earning assets of 42 basis points from 8.22 percent for the nine months ended September 30, 1993, to 7.80 percent for the comparable period in 1994.
  Interest expense increased as a result of an 11 percent increase in average interest bearing liabilities, primarily total deposits and FHLB and other borrowings, coupled with an 11 basis point increase in the rate paid on interest bearing liabilities, from 3.70 percent in 1993 to 3.81 percent in 1994. The major components of the increase in the rate paid on interest bearing liabilities were an 86 basis point increase in the rate paid on federal funds purchased and securities sold under agreements to repurchase and a 100 basis point increase in the rate paid on other short-term borrowings. Average interest bearing deposits increased by $516 million, or 12 percent, due in part to the acquisition of 1st Performance in January, 1994. Increases in FHLB and other borrowings and other short-term borrowings of 26 percent and 10 percent, respectively, more than offset a decrease in federal funds purchased and securities sold under agreements to repurchase.

Net Interest Margin

  Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the first nine months of 1994, the net interest margin, on a tax-equivalent basis, was 4.63 percent compared to 5.17 percent for the same period in 1993. This 54 basis point decrease resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. A 40 basis point decrease in the rates earned on loans and a 72 basis point decline in the yield on investment securities available for sale were major contributors to the continued decline in the net interest margin along with the increase in the average rate paid on interest bearing liabilities from 3.70 percent to 3.81 percent. The impact of these factors on net interest margin was partially offset by a six percent increase
in noninterest bearing demand deposits.   During the first nine months of 1994,
the Company's net interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by 15 basis points as compared to a positive impact of 21 basis points for the same period in 1993. The decline in the impact of interest rate contracts on the Company's net interest margin was due to the increase in the general level of interest rates during the first nine months of 1994.
  For the quarter ended September 30, 1994, the net interest margin was 4.45 percent compared to 4.98 percent for the same period in 1993. This 53 basis point decline resulted from a 14 basis point decrease in the yield on total earning assets and a 39 basis point increase in the rate paid on interest bearing liabilities. The decrease in the yield on average earning assets was due to an 11 basis point decline in the yield on loans while the yield on investment securities and investment securities available for sale decreased by 66 and 42 basis points, respectively. For the quarter ended September 30, 1994, the taxable equivalent net interest margin was increased by 11 basis points due to the Company's use of interest rate contracts, down from a 20 basis point increase for the comparable prior year period.
  The tables on the following page detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the nine months and three months ended September 30, 1994, as compared to the comparable periods of 1993 (in thousands):

                                              Nine Months Ended
                                              September 30, 1994
                                ----------------------------------------------
                                  Change
                                   1994               Attributed to
                                    to      ----------------------------------
                                   1993       Volume       Rate        Mix
                                ----------  ----------  ----------  ----------
Interest income:
  Loans                          $ 14,267    $ 30,101    $(14,432)   $ (1,402)
  Investment securities            (7,733)     (5,872)     (2,072)        211
  Investment securities available
    for sale                        6,440      10,632      (2,947)     (1,245)
  Trading account securities        2,883         564       2,119         200
  Fed funds and resale agreements   1,580         832         541         207
  Time deposits in other banks       (162)       (172)         13          (3)
                                 ---------   ---------   ---------   ---------
    Increase in interest income  $ 17,275    $ 36,085    $(16,778)   $ (2,032)
                                 =========   =========   =========   =========

Interest expense:
  Deposits                       $ 11,826    $ 15,198    $ (2,893)   $   (479)
  Fed funds purchased and repos     3,846        (193)      4,094         (55)
  Other short-term borrowings       2,302         519       1,627         156
  FHLB and other borrowings         3,429       2,066       1,080         283
                                 ---------   ---------   ---------   ---------
    Increase in interest expense $ 21,403    $ 17,590    $  3,908    $    (95)
                                 =========   =========   =========   =========



                                               Three Months Ended
                                               September 30, 1994
                                ----------------------------------------------
                                  Change
                                   1994               Attributed to
                                    to      ----------------------------------
                                   1993       Volume       Rate        Mix
                                ----------  ----------  ----------  ----------
Interest income:
  Loans                          $  7,770    $  9,221    $ (1,333)   $   (118)
  Investment securities             4,675       6,595      (1,388)       (532)
  Investment securities available
    for sale                          833       1,548        (598)       (117)
  Trading account securities       (1,326)     (1,536)        528        (318)
  Fed funds and resale agreements     192        (195)        483         (96)
  Time deposits in other banks       (147)       (148)          4          (3)
                                 ---------   ---------   ---------   ---------
    Increase in interest income  $ 11,997    $ 15,485    $ (2,304)   $ (1,184)
                                 =========   =========   =========   =========

Interest expense:
  Deposits                       $  7,326    $  6,093    $  1,241    $     (8)
  Fed funds purchased and repos     2,538         157       2,302          79
  Other short-term borrowings       2,152         873         856         423
  FHLB and other borrowings           707          87         605          15
                                 ---------   ---------   ---------   ---------
    Increase in interest expense $ 12,723    $  7,210    $  5,004    $    509
                                 =========   =========   =========   =========


Noninterest Income and Noninterest Expense

  For the nine months ended September 30, 1994, noninterest income decreased $16.0 million, or 21 percent, to $60.8 million from $76.8 million for the first nine months of 1993. Noninterest income for the third quarter of 1994 increased by $1.8 million, or 8 percent, from the same period in 1993. Service charges on deposit accounts increased 14 percent and trust fees increased 7 percent during the third quarter of 1994 while increasing 12 and 10 percent, respectively, for the first nine months of 1994. The increase in service charges resulted from the increase in deposits while the increase in trust fee income is due to increased trust activity at River Oaks Trust Company, a subsidiary, and at the Company's lead bank as assets under trust increased from $5.3 billion at September 30, 1993 to $5.9 billion at September 30, 1994. Securities gains and losses from the sale of available-for-sale investment securities increased from gains of $772,000 during the first nine months of 1993 to gains of $3.3 million during the comparable period of 1994. Securities gains and losses during the third quarters of 1994 and 1993 were not material.
  During the third quarter, trading account profits and commissions on bond sales and trading activities decreased by $600,000 from $2.2 million during the third quarter of 1993 to $1.6 million. For the nine months ended September 30, 1994, trading account profits and commissions decreased from income of $10.0 million to a loss of $4.6 million. This $14.6 million decrease was due in large part to an $8.4 million decline during the first two quarters of the year in the market value of speculative securities held in the Company's trading account, primarily collateralized mortgage obligation inverse floaters ("inverse floaters"). Such inverse floaters represented securities in which the coupon, and consequently the return, floated inversely to changes in interest rates. The coupons on inverse floaters are generally a function of a base rate minus the product of a multiplier and a floating index. In the case of the inverse floaters held by the Company in its trading account, the coupon rate was typically based on a base rate less two times 1 month LIBOR. Therefore, for each 100 basis point increase in 1 month LIBOR, the coupon earned on such securities declined by 200 basis points. As the level of interest rates rose in the first six months of 1994, the repayment speed on the mortgages collateralizing the inverse floaters slowed, which caused the average life of such securities to extend at the same time coupon rates were falling. The resulting decreased yield and the extended weighted average life generated a substantial decline in market value. It should be noted, however, that all inverse floaters held in the trading account were sold prior to June 30, 1994.
  The remaining decrease in trading account profits and commissions resulted from the increase in the general level of interest rates during the first nine months of 1994. It should be noted that changes in the trading account profits and commissions in future quarters cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will or will not continue at their current levels.
  The components of trading account assets at September 30, 1994, and December 31, 1993, are presented in the table on the following page. The overall level of the trading account decreased from December 31, 1993, as a result of the Company's decisions to sell the inverse floaters and to substantially limit its proprietary trading (as distinguished from the retail trading necessary to facilitate customer transactions) efforts in response to the rising interest rate environment.

                                      September 30, 1994     December 31, 1993
                                      ------------------     -----------------
                                                   (in Thousands)
U.S. Treasury and Government agency       $  34,988              $  45,158
State and political subdivisions              3,027                 10,984
Mortgage-backed pass through securities      22,809                 10,651
Other debt securities                           136                  6,321
Derivative securities:
  Collateralized mortgage obligations
    Fixed and floating                        7,434                129,652
    Inverse floaters                            -                   31,306
  Interest rate floors and caps               1,252                  5,131
  Exchange traded options                        50                    288
                                          ----------             ----------
                                          $  69,696              $ 239,491
                                          ==========             ==========

  The $8.2 million loss on purchase of securities from common trust fund resulted from the purchase of inverse floaters by the Company during the second quarter from a common trust fund managed by the trust division of the Company's lead bank. Due to the increase in the general level of interest rates, the common trust fund customers faced significant losses on inverse floaters held in the portfolio. In evaluating the suitability of these investments for the common trust fund subsequent to the decline in market value, the Company determined that it would be in the best interests of the Company, its lead bank, and its trust customers to purchase these securities at book value from the common trust fund. As a result of this decision, the Company purchased inverse floaters with a fair value of $27.0 million from the common trust fund at the fund's cost of $35.2 million with the difference between purchase price and fair value reflected in the Company's Statement of Income as a separate component of noninterest income. The securities purchased by the Company are reflected at its cost of $27.0 million in its held-to-maturity investment securities portfolio at September 30, 1994.
  Following the purchase of the inverse floaters, the Company conducted a review of all securities held by the common trust funds managed by the Company or its subsidiaries. No inverse floaters or other high risk derivatives are held by the common trust funds, however, certain individual trust accounts hold derivative securities which may include high risk derivative securities. In those cases where there are derivative securities, the Company believes after reasonable investigation that the customer is sophisticated, is aware of the risks associated with holding such securities, and is capable of holding such securities to maturity. No other "high risk" derivatives are held by the Company in its held-to-maturity and available-for-sale portfolios at December 31, 1993, or at September 30, 1994, other than those inverse floaters held by the parent company as of September 30, 1994, as discussed above.
  Noninterest expense increased $3.7 million, or 6 percent, during the third quarter of 1994 from the same period in 1993. For the nine months ended September 30, 1994, noninterest expense increased by less than one percent. Salaries increased $2.1 million, or 8 percent, for the third quarter and employee benefits increased 9 percent. During the first nine months of 1994, salaries increased by $1.7 million or 2 percent while employee benefits decreased by 9 percent. The modest increase in salaries from 1993 levels is the result of a decrease in executive incentives offset by normal business growth and regular merit increases while the decrease in employee benefits is due to decreased ESOP and pension expense. Other noninterest expense decreased $4.0 million, or 7 percent, in the first three quarters of 1994, principally from decreased legal expenses, decreased other real estate owned expenses, and the lack of expenses associated with the Company's name change in 1993.

Income Taxes

  Income tax expense increased by $1.2 million, or 10 percent, during the third quarter of 1994 compared to the same period in 1993 while remaining relatively unchanged during the first nine months of 1994. The effective tax rates for the nine months ended September 30 decreased from 36 percent in 1993 to 34 percent in 1994 while the effective tax rate remained unchanged at 35 percent for the quarter ended September 30, 1994. The higher effective tax rate in 1993 was due to the Company's provision for nondeductible acquisition expenses incurred during the second quarter of 1993. The effective tax rate in 1994 was adversely impacted by a decrease in tax-exempt income as a percentage of pretax income, from 9 percent in 1993 to 7 percent in 1994.

Provision and Allowance for Loan Losses

  The provision for loan losses decreased from $6.5 million during the three months ended September 30, 1993, to $1.1 million in the comparable period in 1994. For the nine months ended September 30, 1994, the provision decreased by $24.9 million, or 88 percent, to $3.4 million. This decrease reflected the 34 percent decrease in nonperforming assets from December 31, 1993, while net chargeoffs as a percentage of average loans declined. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at September 30, 1994, was $109.2 million compared to $110.6 million at December 31, 1993. The ratio of the allowance for loan losses to loans outstanding was
2.00 percent at September 30, 1994, down slightly from 2.13 percent at December 31, 1993. Net loan chargeoffs expressed as an annualized percentage of average loans for the first nine months of 1994 were 0.14 percent compared with 0.16 percent for the first nine months of 1993.

Nonperforming Assets and Past Due Loans

  Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $26.4 million at September 30, 1994, compared to $40.1 million at December 31, 1993. At September 30, 1994, the allowance for loan losses as a percentage of nonperforming loans was 592 percent as compared to 573 percent at December 31, 1993. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due increased from 472 percent at December 31, 1993, to 484 percent at September 30, 1994.
  Nonperforming assets as a percentage of total loans and other real estate owned were 0.48 percent at September 30, 1994, down from 0.77 percent at December 31, 1993. The amount carried in other repossessed assets was $173,000 at September 30, 1994, and $375,000 at December 31, 1993. Loans
past due 90 days or more but still accruing interest decreased 1 percent at September 30, 1994, from the $4.1 million at December 31, 1993, representing
0.07 percent of total loans and other real estate owned. During 1994, other real estate owned declined 62 percent from $20.8 million at December
31, 1993, to $7.9 million at September 30, 1994.
  The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

                             Financial Condition
Overview

  Total assets at September 30, 1994, were $8.4 billion, up 15 percent from December 31, 1993. This increase was due to the acquisition of 1st Performance in January, 1994, and the purchase of investment securities in anticipation of the closing of the First Heights acquisition on October 1, 1994. Retained earnings remained the primary source of growth for the Company's capital base.

Assets and Funding

  At September 30, 1994, earning assets totaled $7.8 billion, an increase of 14 percent from December 31, 1993. The mix of earning assets shifted moderately in the first nine months of 1994 with total investment securities at September 30, 1994, increasing by $938 million, or 75 percent, from year end while loans increased by $260 million, or 5 percent. The growth in loans and total investment securities was funded principally by a $170 million decrease in trading account securities, a $445 million increase in total deposits, and a $338 million increase in accrued expenses and other liabilities. The increase in accrued expenses and other liabilities was due to the liability recorded in connection with the purchase of investment securities prior to September 30, 1994, that did not settle in cash until after the end of the quarter. Loans comprised 70 percent of total earning assets at September 30, 1994, as compared to 76 percent at December 31, 1993, while the percentage of earning assets represented by total investment securities increased from 18 percent to 28 percent. The decrease in the percentage of earning assets represented by loans resulted from the purchase of investment securities in anticipation of the closing of the First Heights acquisition. In connection with the purchase of branches of First Heights and the assumption of the related deposits, the Company purchased loans of only $48 million while receiving cash of approximately $800 million upon closing on October 1, 1994. A portion of the cash received was paid to settle the liability discussed above with the remainder invested in federal funds sold. Management anticipates that it will take several quarters for the Company to return its loan-to-deposit ratio to desirable levels as funds are continually shifted from investment securities and federal funds sold to loans while at the same time maintaining the Company's standards of acceptable credit risk. While the initial composition of interest bearing assets acquired will likely have a negative impact on the Company's percentage net interest margin in the near future due to the fact that investment securities and federal funds sold historically have lower yields than loans, the total actual dollars of net interest income during the fourth quarter of 1994 will increase as a result of this transaction.
  Interest bearing deposits at September 30, 1994, increased $355 million from December 31, 1993, while noninterest bearing deposits increased by $90 million. During the third quarter of 1994, the mix of short-term liabilities shifted toward other short-term borrowings, primarily short-term notes. At September 30, 1994, deposits accounted for 72 percent of the Company's funding, down from 77 percent at year end.

Liquidity and Capital Resources

  Net cash provided by operating activities totaled $294 million for the nine months ended September 30, 1994, consisting principally of the decrease in trading account securities. For the first nine months of 1994, net cash used by investing activities of $627 million consisted of proceeds from maturities of investment securities of $239 million, proceeds from maturities of securities available for sale of $103 million, proceeds from sales of securities available for sale of $239 million, and a $185 million decrease in federal funds sold and securities sold under agreements to repurchase with cash outflows of $707 million in investment securities purchases, $496 million in purchases of securities available for sale, and a $194 million increase in loans outstanding. Net cash provided by financing activities of $443 million was composed of the issuance of $50 million in subordinated debentures in September, 1994, and increases in time deposits and other short-term borrowings, which funded the payment of $25 million in common stock dividends.
  Total shareholders' equity at September 30, 1994, was 6.94 percent of total assets compared to 7.52 percent at December 31, 1993. The decrease since year-end 1993 reflects the 15 percent growth in total assets, due primarily to the acquisition of 1st Performance and the purchase of investment securities in anticipation of the closing of the First Heights acquisition, which outpaced the growth in total shareholders' equity of 6 percent. The growth in shareholders' equity consisted of earnings retained after payment of dividends on common stock offset by the decrease in the net unrealized holding gain/loss on available-for-sale securities. On December 31, 1993, the Company adopted Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS115"). At the date of adoption, the tax-effected unrealized holding gain of $6.5 million on the Company's securities available for sale was reflected as an additional component of shareholders' equity. Pursuant to the requirements of FAS115, the after tax change in the unrealized holding gain/loss in the Company's available-for-sale portfolio from December 31, 1993, to September 30, 1994, of $14.5 million has been reflected as a reduction of equity.
  The leverage ratio, defined as period-end common equity adjusted for goodwill divided by average assets adjusted for goodwill, was 7.19 percent at September 30, 1994, compared to 7.33 percent at December 31, 1993. Similarly, the Company's tangible leverage ratio, defined as period-end common equity adjusted for all intangibles divided by average assets adjusted for all intangibles, decreased from 6.96 at December 31, 1993, to 6.89 at September 30, 1994. The decrease in these ratios is due to goodwill and other intangibles recorded in connection with the purchase of 1st Performance.
  Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of September 30, 1994, exceeded the well-capitalized target ratios of 6.0 percent and 10.0 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at September 30, 1994, were 10.17 percent and 13.65 percent, respectively. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. The $50 million in subordinated debentures issued by the Company in September, 1994, qualify as Tier II capital. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 Allowance for Loan Losses/Nonperforming Assets
                                 (In Thousands)
                                  (Unaudited)

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                 1994               1993
                                             ------------       ------------
Allowance for Loan Losses
  Balance at beginning of period              $  110,616         $   83,859
  Add:    Provision charged to earnings            3,404             28,287
          Balance due to acquisition                 810                439
  Deduct: Loans charged off                       11,537             11,782
          Loan recoveries                         (5,931)            (5,877)
                                              -----------        -----------
     Net charge-offs                               5,606              5,905
                                              -----------        -----------
Balance at end of period                      $  109,224         $  106,680
                                              ===========        ===========

Net charge-offs as a percentage of
  average loans (annualized)                       0.14%              0.16%
Recoveries as a percentage of charge-offs         51.41%             49.88%




                                    At September 30, 1994  At December 31,1993
                                    ---------------------  -------------------
Nonperforming Assets
  Nonaccrual loans                          $   12,198           $   12,165
  Renegotiated loans                             6,257                7,143
                                            -----------          -----------
    Total nonperforming loans                   18,455               19,308
  Other real estate                              7,947               20,831
                                            -----------          -----------
      Total nonperforming assets            $   26,402           $   40,139
                                            ===========          ===========

Accruing loans ninety days past due         $    4,089           $    4,143
                                            ===========          ===========

Other repossessed assets                    $      173           $      375
                                            ===========          ===========

Allowance for loan losses                   $  109,224           $  110,616
                                            ===========          ===========

Allowance as a percentage of loans               2.00%                2.13%
Total nonperforming loans as a percentage
  of loans and ORE                               0.34%                0.37%
Total nonperforming assets as a percentage
  of loans and ORE                               0.48%                0.77%
Accruing loans ninety days past due as a
  percentage of loans and ORE                    0.07%                0.08%
Allowance for loan losses as a percentage
  of nonperforming loans                       591.84%              572.90%
Allowance for loan losses as a percentage
  of nonperforming assets                      413.70%              275.58%


                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
- -----------------------------------------------------------------------------

Item 6  Exhibits and Reports on Form 8-K                                Page

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

(11)    Computation of Per Share Earnings                                20

(12)(a) Ratio of Earnings to Combined Fixed Charges and Preferred Stock
          Dividends                                                      21

(12)(b) Ratio of Earnings to Fixed Charges                               22

(27)    Financial Data Schedule

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