Form 10-K
period 1994-12-31
COMPASS BANCSHARES INC
filed 1995-02-27
CIK 18568

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994           COMMISSION FILE NO. 0-6032

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


                                             NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                  ON WHICH REGISTERED
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

                                Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 1995, the aggregate market value of voting stock held by non-affiliates was $942,893,559.

Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                CLASS                        OUTSTANDING AT JANUARY 31, 1995
                -----                        -------------------------------
     Common Stock, $2 Par Value                        36,976,218


 DOCUMENTS INCORPORATED BY REFERENCE       PART OF 10-K IN WHICH INCORPORATED
 -----------------------------------       ----------------------------------
   Proxy Statement for 1995 annual                      Part III
   meeting except for information
  referred to in Item 402(a)(8) of
           Regulation S-K

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART I

ITEM 1 -- BUSINESS

  Compass Bancshares, Inc. (the "Company") is a bank holding company with its principal place of business in Birmingham, Alabama. The Company was organized in 1970 and commenced business in late 1971 upon the acquisition of Central Bank & Trust Co. and State National Bank. The Company subsequently acquired substantially all of the outstanding stock of additional banks located in Alabama, 11 of which were merged in late 1981 to create Central Bank of the South, Alabama's first statewide bank. In February, 1987, the Company acquired First National Bank of Crosby near Houston, Texas, and became the first out-of-state holding company to acquire a bank in Texas. The Company first expanded into Florida in July, 1991, when it acquired Citizens & Builders Federal Savings, F.S.B., in Pensacola, Florida. In November, 1993, the Company changed its name from Central Bancshares of the South, Inc. to Compass Bancshares, Inc. and Central Bank of the South, the Company's lead bank subsidiary, changed its name to Compass Bank ("Compass Bank").

  In addition to Compass Bank, the Company also owns Compass Bank, a Florida state member bank headquartered in Jacksonville, Florida ("Compass Bank-Florida"), Central Bank of the South, an Alabama banking corporation headquartered in Anniston, Alabama, and Compass Banks of Texas, Inc., a Delaware bank holding company ("Compass of Texas"), which owns Compass Bank-Houston in Houston, Texas, and Compass Bank-Dallas in Dallas, Texas. The bank subsidiaries of the Company and Compass of Texas are referred to collectively herein as the "Subsidiary Banks". Compass of Texas also owns River Oaks Trust Company with offices in Houston and Dallas, Texas.

  The principal role of the Company is to supervise and coordinate the activities of its subsidiaries and to provide them with capital and services of various kinds. The Company derives substantially all of its income from dividends from its subsidiaries. Such dividends are determined on an individual basis, generally in relation to each subsidiary's earnings and capital position.

SUBSIDIARY BANKS

  Compass Bank conducts a general commercial banking and trust business at 90 locations in 47 communities in Alabama. Compass Bank-Houston conducts a general commercial banking business from 38 locations in Houston, Texas and Compass Bank-Dallas conducts a general commercial banking business from 21 banking offices in Dallas and Collin Counties, Texas. River Oaks Trust Company offers a full range of trust services to customers in Texas through its offices in Houston and Dallas. Compass Bank-Florida conducts a general commercial banking business from 5 locations in Pensacola, Florida, 18 locations in Jacksonville, Florida and 6 locations in Ft. Walton Beach, Florida. Central Bank of the South primarily provides cash management services to commercial customers of the Subsidiary Banks.

  The Subsidiary Banks perform banking services customary for full service banks of similar size and character for their customers in Alabama and Florida and the two largest metropolitan markets in Texas. Such services include receiving demand and time deposit accounts, making personal and commercial loans and furnishing personal and commercial checking accounts. The Trust Division of Compass Bank and River Oaks Trust Company offer customers in Alabama, Texas, North Carolina, Georgia and Florida a variety of fiduciary services, including the administration and investment of funds of estates, trusts and employee benefit plans. Other trust services include custodial and portfolio management services, and acting as fiscal and paying agent and trustee under corporate and government trust indentures. Through Compass Bancshares Insurance, Inc., a wholly-owned subsidiary of Compass Bank, the Subsidiary Banks make available to their customers and others, as agent for a variety of insurance companies, term life insurance, fixed-rate annuities and other insurance products.

  The Subsidiary Banks provide correspondent banking services including loan participations, investment services, and audit services to approximately 1,000 financial institutions located throughout the Southeast and Southwest. Through the Correspondent and Investment Services Division of Compass Bank, the Subsidiary Banks distribute or make available a variety of investment services and products to institutional and individual investors including sales of municipal bonds, U.S. Government securities and asset/liability services. Through Compass Brokerage, Inc., a wholly-owned subsidiary of Compass Bank, the Subsidiary Banks also provide discount brokerage services, mutual funds, and variable-rate annuities to individuals and businesses. Through Compass Bank's wholly-owned subsidiary, Compass Financial Corporation, the Subsidiary Banks provide lease financing services to individuals and businesses. Compass Mortgage Corporation, a subsidiary of Compass Bank, was organized in 1992 as a full-service mortgage corporation and currently originates residential mortgage loans in Alabama and engages in mortgage banking activities in several states, including Texas and Florida.

NONBANKING SUBSIDIARIES

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

  Since the Company first expanded to Texas in 1987 and to Florida in 1991, the Company has acquired 20 financial institutions and numerous branch offices in Texas and Florida. Acquisitions have been made on a competitive bid basis from the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC") and as the result of negotiations with boards of directors and shareholders of the institutions. A list of the acquisitions completed during the past three years with their asset size and closing dates follows (in Thousands):

                                                           Assets  Method of
Acquisition                                        Date   Acquired Accounting
- -----------                                      -------- -------- ----------
Interstate Bancshares, Inc.                      6-18-92  $ 66,000  Pooling
Houston, Texas
City National Bancshares, Inc.                   10-28-92 $ 62,000  Pooling
Carrollton, Texas
FWNB Bancshares, Inc.                            12-22-92 $161,000  Pooling
Plano, Texas
Cornerstone Bancshares, Inc.                     1-19-93  $239,000  Pooling
Dallas, Texas
First Federal Savings Bank of Northwest Florida  10-14-93 $101,000  Purchase
Ft. Walton Beach, Florida
Peoples Holding Company, Inc.                    10-21-93 $ 43,000  Purchase
Ft. Walton Beach, Florida
Spring National Bank                             11-3-93  $ 75,000  Pooling
Houston, Texas
1st Performance National Bank                    1-27-94  $278,000  Purchase
Jacksonville, Florida
Security Bank, N.A.                               5-1-94  $ 76,000  Pooling
Houston, Texas

  On October 1, 1994, the Company completed the acquisition of 22 branches of First Heights Bank, fsb, of Houston, Texas, with deposits of approximately $870 million and assets of $68 million. Additionally, on May 12, 1994, the Company acquired three branches of Anchor Savings Bank, F.S.B. in the Jacksonville, Florida area with deposits of $31 million. Both of these acquisitions were accounted for as purchases.

PENDING ACQUISITIONS

  The Company entered into an agreement on June 16, 1994, to acquire Southwest Bankers, Inc. ("Southwest"), of San Antonio, Texas, and its bank subsidiary, The Bank of San Antonio, for 950,000 shares of the Company's common stock. At December 31, 1994, Southwest had assets of $143 million and equity of $11 million. It is anticipated that the transaction will close in the first quarter of 1995 and will be accounted for under the pooling-of-interests method of accounting.

  On September 23, 1994, the Company entered into an agreement to acquire The American Bancorporation of the South ("American"), of Brevard County, Florida, and its bank subsidiary, American Bank of the South, for up to $15,350,000 in cash. American had total assets of $183 million and equity of $9 million at December 31, 1994. The transaction is expected to close during the second quarter of 1995 and will be accounted for under the purchase method of accounting.

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

  There is significant competition among bank holding companies in most of the markets served by the Subsidiary Banks. At December 31, 1994, the five largest bank holding companies in Alabama (including the Company) accounted for approximately 69 percent of the state's total bank deposits. The Company believes that intense competition for banking business among bank holding companies in Alabama, Texas, and Florida will continue and that during 1995 the competition may further intensify if additional regional bank holding companies enter such states through the acquisition of local bank holding companies or savings and loan institutions and with continued consolidation of savings and loan institutions with and into bank holding companies. Competition among bank holding companies is also significant in Texas where the Company's Texas Subsidiary Banks are located in major metropolitan markets having populations of 4.0 million and 3.7 million people. The Texas Subsidiary Banks are small in terms of assets and deposits in comparison with the super-regional banks they compete with in Houston and Dallas. Likewise, in Jacksonville, Pensacola and Fort Walton Beach, Florida, Compass Bank-Florida encounters intense competition from other financial institutions that are substantially larger in terms of assets and deposits.

EMPLOYEES

  At January 31, 1995, the Company and its subsidiaries had approximately 4,000 employees. The Company and its subsidiaries provide a variety of benefit programs including group life, health, accident, and other insurance, retirement and stock ownership plans. The Company also maintains training, educational and affirmative action programs designed to equip employees for positions of increasing responsibility in both management and operating positions.

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

                           SUPERVISION AND REGULATION

THE COMPANY

  The Company and Compass of Texas are multi-bank holding companies within the meaning of the Bank Holding Company Act ("BHC Act") and are registered as such with the Federal Reserve. As bank holding companies, the Company and Compass of Texas are required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve may also make examinations of the Company and each of its subsidiaries. Under the BHC Act, bank holding companies are prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company engaging in activities other than banking or managing or controlling banks or furnishing services to or performing services for their banking subsidiaries. However, the BHC Act authorizes the Federal Reserve to permit bank holding companies to engage in, and to acquire or retain shares of companies that engage in, activities which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

  The BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all the assets of any bank or ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of any such bank. Congress enacted and the President recently signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), which permits, commencing one year after enactment, bank holding companies to acquire banks located in any state without regard to whether the transaction is prohibited under any state law, except that states may establish the minimum age of their local banks subject to interstate acquisition of out-of-state bank holding companies. The minimum age of local banks subject to interstate acquisition is limited to a maximum of 5 years.

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

  Prior to July 1, 1994, Florida's regional reciprocal banking act permitted acquisitions of banks and bank holding companies in Florida by financial institutions based in 13 designated jurisdictions other than Florida, including Alabama, but not including Texas. Because of deposits attributable to the Company's Texas Subsidiary Banks, the Company did not meet the definition of a regional bank holding company under Florida law existing prior to July 1, 1994. Effective July 1, 1994, an amendment to Florida law added Texas among the jurisdictions which defined the term "region" under Florida's regional reciprocal banking act. The Company has since met the definition of a regional bank holding company under Florida law. Prior to this amendment to Florida law, the Company owned in Florida Compass Bank, N.A., a national bank with its principal office in Pensacola ("Compass Bank, N.A."), and Compass Bank, Jacksonville, Florida, a federal savings bank ("Compass FSB"). Effective December 31, 1994, the Company converted Compass Bank, N.A. into Compass Bank-Florida and merged Compass FSB with and into Compass Bank-Florida. In addition, Florida has enacted legislation, to become effective on May 1, 1995, which will permit out-of-state bank holding companies to acquire banks in Florida regardless of where such companies are based, subject to various conditions.

  Upon the effectiveness of the Interstate Act, the restrictions imposed by these state laws with respect to acquisitions by out-of-state bank holding companies will no longer be effective. Accordingly, following the effective date of the Interstate Act's bank holding company acquisition provisions, the Company and all other bank holding companies will be permitted to undertake interstate acquisitions of banks consistent with those provisions, notwithstanding the limitations currently imposed by the interstate banking laws of any state.

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

  In December, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. This act recapitalized the Bank Insurance Fund ("BIF"), of which the Subsidiary Banks are members, and the Savings Association Insurance Fund ("SAIF"), which insures certain of the Subsidiary Banks' deposits, substantially revised statutory provisions, including capital standards, restricted certain powers of state banks, gave regulators the authority to limit officer and director compensation and required holding companies to guarantee the capital compliance of their banks in certain instances. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized", as defined by regulations adopted by the Federal Reserve, the FDIC and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to the greater of 2 percent of total tangible assets or 65 percent of the minimum leverage ratio to be prescribed by regulation. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

  At December 31, 1994, the Subsidiary Banks were "well capitalized", and were not subject to any of the foregoing restrictions, including, without limitation, those relating to brokered deposits. The Subsidiary Banks do not rely upon brokered deposits as a primary source of deposit funding, although such deposits are sold through the Correspondent and Investment Services Division of Compass Bank.

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

  Compass Bank, organized under the laws of the State of Alabama, is a member of the Federal Reserve System. As such, it is supervised, regulated and regularly examined by the Alabama State Banking Department and the Federal Reserve. Compass Bank-Florida is a Florida-chartered bank which is also a member of the Federal Reserve System. It is supervised, regulated and regularly examined by the Florida Department of Banking and Finance and the Federal Reserve. Compass Bank-Houston and Compass Bank-Dallas, both of which are organized under the laws of the State of Texas, are state banks that are not members of the Federal Reserve System. The Texas banks are supervised, regulated and regularly examined by the Department of Banking of the State of Texas and the FDIC. The Subsidiary Banks, as participants in the BIF and the SAIF of the FDIC, are subject to the provisions of the Federal Deposit Insurance Act and to examination by and regulations of the FDIC.

  Compass Bank is governed by Alabama laws restricting the declaration and payment of dividends to 90 percent of annual net income until its surplus funds equal at least 20 percent of capital stock. Compass Bank has surplus in excess of this amount. Compass Bank-Houston and Compass Bank-Dallas, governed by the laws of the State of Texas, are, under certain circumstances, restricted in the declaration and payment of dividends to the extent that before declaring any dividends, each of these banks must transfer to its "certified surplus" accounts an amount not less than 10 percent of the net profits of such bank earned since the last dividend was declared, except that there is no requirement for a transfer to certified surplus of a sum which would increase the certified surplus to more than the capital stock of the respective bank. In addition, Compass Bank-Houston has entered into an agreement with the Commissioner of the Department of Banking of the State of Texas that it will not declare dividends in excess of 50 percent of its current earnings. Compass Bank-Florida, governed by the laws of the State of Florida, may declare and pay dividends not to exceed the current period's net profits combined with the net retained profits of the previous two years -- after charging off bad debts, depreciation, and other worthless assets and after making provision for reasonably anticipated future losses on loans and other assets -- and may, with the approval of the Department of Banking and Finance of the State of Florida, declare quarterly, semiannual, or annual dividends, in any amounts deemed expedient by the board of directors, from retained net profits which accrued during the preceding two years; provided that, prior to declaring any dividend, the bank shall carry 20 percent of its net profits for such preceding period as is covered by the dividend to its surplus fund until such surplus fund shall at least equal the amount of the bank's common stock and any preferred stock then issued and outstanding. Compass Bank-Florida may not declare any dividend at any time at which its net income from the current year combined with retained net income for the preceding two years is a loss or which would cause the capital accounts of the bank to fall below any written agreement with the Florida Department of Banking and Finance or any federal regulatory agency. Compass Bank-Florida has no such written agreements with the Florida Department of Banking and Finance or any federal regulatory agency concerning its dividends. As members of the Federal Reserve System, Compass Bank and Compass Bank-Florida are subject to dividend limitations imposed by the Federal Reserve that are similar to those applicable to national banks. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of net profits for that year, plus its retained net profits for the preceding two years, less any required transfers to surplus.

  Federal law further provides that no insured depository institution may make any capital distribution, including a cash dividend, if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments may be deemed to constitute an unsafe and unsound practice. Insured banks are prohibited from paying dividends on their capital stock while in default in the payment of any assessment due to the FDIC except in those cases where the amount of the assessment is in dispute and the insured bank has deposited satisfactory security for the payment thereof.

  The Community Reinvestment Act of 1977 ("CRA") and the regulations of the Federal Reserve and the FDIC implementing that act are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The CRA and such regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities as part of their regulatory examination of the institution. The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch or to merge or to acquire the assets or assume the liabilities of a bank. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The bank regulatory agencies have announced a proposal to revise the regulations implementing the CRA. The proposal contemplates extensive changes to the existing procedures for determining compliance with the CRA and the full effect of the proposed regulations cannot be determined at this time.

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

  The Correspondent and Investment Services Division of Compass Bank is treated as a municipal securities dealer and a government securities dealer for purposes of the federal securities laws and, therefore, is subject to certain reporting requirements and/or regulatory controls by the Securities and Exchange Commission (the "Commission"), the United States Department of the Treasury and the Federal Reserve. Compass Brokerage, Inc. is a discount brokerage service registered with the Commission and the National Association of Securities Dealers, Inc. and is subject to certain reporting requirements and regulatory control by these agencies. Compass Bancshares Insurance, Inc. is a licensed insurance agent or broker for various insurance companies and is subject to reporting and licensing regulations of the Alabama Insurance Commission.

  References to applicable statutes under the heading "Supervision and Regulation" are brief summaries of portions thereof, do not purport to be complete and are qualified in their entirety by reference to such statutes.

ITEM 1 -- STATISTICAL DISCLOSURE

                                                                        PAGE(S)
                                                                        -------
Consolidated Average Balances, Interest Income/Expense and
 Yields/Rates.......................................................... 30 & 31
Rate/Volume Variance Analysis.......................................... 32 & 33
Investment Securities and Investment Securities Available for Sale.....   15
Investment Securities and Investment Securities Available for Sale Ma-
 turity Schedule.......................................................   16
Loan Portfolio.........................................................   13
Selected Loan Maturity and Interest Rate Sensitivity...................   14
Nonperforming Assets...................................................   37
Summary of Loan Loss Experience........................................   35
Allocation of Allowance for Loan Losses................................   36
Maturities of Time Deposits............................................   18
Return on Equity and Assets............................................   25
Short-Term Borrowings..................................................   19
Interest Rate Sensitivity Analysis.....................................   21
Interest Rate Protection Contracts.....................................   22
Assets/Liabilities Associated With Interest Rate Protection Contracts..   23
Interest Rate Contracts -- Trading Account.............................   23
Trading Account Composition............................................   17
Leverage Ratio Calculations............................................   26
Noninterest Income.....................................................   38
Noninterest Expense....................................................   40

ITEM 2 -- PROPERTIES

  The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The principal executive offices of the Company are located at 15 South 20th Street, Birmingham, Alabama, in a 317,000 square-foot office building. The Subsidiary Banks own or lease various other offices and facilities in Alabama, Florida and Texas, with remaining lease terms of 1 to 20 years, exclusive of renewal options. In addition, the Company owns a 300,000 square-foot administrative headquarters facility completed in early 1988 and the River Oaks Bank Building in Houston, Texas, a 14-story, 168,000 square-foot office building. The River Oaks Bank Building is 35 percent occupied by Compass Bank-Houston and River Oaks Trust Company. The remaining space is leased to multiple tenants. See "Summary of Significant Accounting Policies" and "Notes to Consolidated Financial Statements" for information with respect to the amounts at which bank premises, equipment and other real estate are carried and information relating to commitments under long-term leases.

ITEM 3 -- LEGAL PROCEEDINGS

  Neither the Company nor any of its subsidiaries is presently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1994.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The following table sets forth the high and low closing prices of the common stock of the Company as reported through the National Association of Securities Dealers, Inc. Automated Quotation National Market System and the dividends paid thereon during the periods indicated. The prices shown do not reflect retail mark-ups, mark-downs, or commissions. All share prices have been rounded to the nearest 1/8 of one dollar.

                                                        High    Low     Dividend
                                                        ----    ----    --------
1994:
 FIRST QUARTER......................................... $ 24    $ 21      $.23
 SECOND QUARTER........................................   26 3/4  23       .23
 THIRD QUARTER.........................................   26      23       .23
 FOURTH QUARTER........................................   23 3/4  21       .23
1993:
 First quarter......................................... $ 25 3/4 $22 1/2  $.19
 Second quarter........................................   26 1/2  22 1/2   .19
 Third quarter.........................................   26      23 1/2   .19
 Fourth quarter........................................   25      20 3/4   .19

  As of January 31, 1995, there were 6,221 shareholders of record of common stock of which 5,295 were residents of either Alabama, Texas or Florida.

ITEM 6 -- SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the last five years. All per share information for periods prior to July, 1992, has been restated to reflect the 3-for-2 stock split with respect to the Company's common stock, which was effected by a stock dividend paid on July 2, 1992. All prior year information has been restated to reflect acquisitions consummated during 1994 accounted for under the pooling-of-interests method of accounting.

                            1994       1993       1992       1991       1990
                         ---------- ---------- ---------- ---------- ----------
                                  (in Thousands Except Per Share Data)
Net interest income..... $  331,368 $  329,013 $  316,924 $  257,593 $  198,976
Provision for loan
 losses.................      3,404     36,306     53,175     38,199     24,193
Net income..............     99,671     89,718     76,003     63,374     52,605
Per common share data:
 Net income............. $     2.68 $     2.37 $     2.01 $     1.74 $     1.51
 Cash dividends
  declared..............        .92        .76       .667       .587       .533
Balance sheet:
 Average total equity... $  574,549 $  538,787 $  482,047 $  409,482 $  346,913
 Average assets.........  8,019,343  7,125,744  6,811,121  6,129,106  5,293,948
 Period-end FHLB and
  other borrowings......    484,942    325,437    203,913     13,181     11,750
 Period-end total
  equity................    600,613    551,337    510,817    453,505    363,090
 Period-end assets......  9,123,253  7,333,594  7,084,441  6,781,121  5,541,716

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. Prior year information has been restated to reflect 1994 and 1993 acquisitions accounted for using the pooling-of-interests accounting method and prior period per share data has been restated to reflect a 3-for-2 stock split effected through the issuance of a 50 percent stock dividend paid in July, 1992. Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition.

SUMMARY

  Net income for 1994 was $100 million, an 11 percent increase over the Company's previous high of $90 million in 1993. Net income for 1993 was 18 percent higher than 1992 net income of $76 million. The increases in net income per common share for 1994 and 1993 were 13 percent and 18 percent, respectively. Net income per common share increased 16 percent during 1992. Pretax income for 1994 was up $13 million or 10 percent over 1993 while income tax expense increased only 7 percent over the same period due to a decrease in the effective tax rate in 1994 from 35 percent to 34 percent partially offset by an increase in the Company's income subject to taxation.

  One significant factor in the growth of the Company has been the Company's acquisitions in Texas, specifically the Houston and Dallas areas, since late 1987. The Texas expansion continued throughout 1994 and is expected to continue in 1995. On October 1, 1994, the Company completed its largest acquisition to date with the purchase of 22 branches of First Heights Bank, fsb ("First Heights") of Houston, Texas with total deposits of $870 million. This acquisition increased the assets of the Company's Texas operations to approximately $3 billion and management expects the asset size to continue to increase. In addition, the Company has been able to expand its operations in Florida and will seek to continue to increase its presence in that market in 1995. For additional information, see "Acquisitions" and "Pending Acquisitions" in Part I of this report and the accompanying "Notes to the Consolidated Financial Statements," Note 10, Mergers and Acquisitions.

EARNING ASSETS

  Average earning assets in 1994 increased 13 percent over 1993 due to increases in both average loans and total investment securities. The average earning asset mix continued to change during 1994 with loans at 72 percent, investment securities and investment securities available for sale at 24 percent and other earning assets at 4 percent of the total. In 1993, loans were 74 percent, investment securities and investment securities available for sale were 22 percent and other earning assets were 4 percent of average earning assets, up from 68 percent, 29 percent, and 3 percent, respectively, in 1992. The shift in the mix of earning assets during 1994 is to a large extent due to the First Heights acquisition in which the assets acquired, principally cash, were initially invested in investment securities and federal funds sold which more than offset the positive impact of the growth in loans discussed below. Management anticipates that it will take several quarters to return the portion of earning assets represented by loans to desired levels while maintaining the Company's standards of acceptable credit risk. The mix of earning assets is monitored on a continuous basis in order to react to interest rate movements and to maximize return on earning assets.

LOANS

  Average loans increased 10 percent in 1994 with much of the increase concentrated in residential mortgage loans and real estate construction loans. Total loans outstanding at year end increased 11 percent over previous year-end levels. The growth in the portfolio resulted from the Company's ongoing efforts to increase the loan portfolio through the origination of loans, especially variable rate one-to-four family real estate mortgages. Real estate construction loans increased 46 percent, residential mortgage loans increased 19 percent, consumer installment loans increased 3 percent and commercial mortgage loans increased less than 1 percent from year-end 1993 to year-end 1994. Commercial, financial and agricultural loans, which were 20 percent of total loans in 1994, increased 4 percent compared to the previous year. The 11 percent increase in the Company's loan portfolio from 1992 to 1993 occurred primarily in residential mortgage loans which increased 30 percent.

  The Company's loan portfolio continues to reflect the diversity of the markets served by the Subsidiary Banks. The condition of the economy in states in which the Subsidiary Banks lend money is further reflected in the loan portfolio mix. There has been a decline in the volume of commercial, financial and agricultural loans, as a percentage of total loans outstanding, for the past five years, reflective of the general state of the economy in the markets served. With fewer attractive lending opportunities in the commercial lending area, other lending opportunities were sought and brought about the increases in the other categories within the portfolio. Specifically, the mortgage refinancing boom of the past two years resulted in growth in residential real estate mortgages from 31 percent of the loan portfolio at December 31, 1992, to 39 percent at year-end 1994. Additionally, the Company experienced a three percent increase in its indirect auto loan portfolio from 1993 to 1994. At December 31, 1994, the Company's indirect loan portfolio, consisting primarily of indirect automobile loans, represented 14 percent of total loans outstanding.

  The Company has not invested in loans that would be considered highly leveraged transactions ("HLT") as defined by the Federal Reserve Board and other regulatory agencies. The Company had no foreign loans or loans to lesser developed countries as of December 31, 1994.

  The Loan Portfolio table shows the classifications of loans by major category at December 31, 1994, and for each of the preceding four years. The second table shows maturities of certain loan classifications at December 31, 1994, and an analysis of the rate structure for such loans due in over one year.

                                 LOAN PORTFOLIO

                                                                December 31
                    ---------------------------------------------------------------------------------------------------
                           1994                1993                1992                1991                1990
                    ------------------- ------------------- ------------------- ------------------- -------------------
                               PERCENT             Percent              Percent            Percent             Percent
                      AMOUNT   OF TOTAL   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                    ---------- -------- ---------- -------- ---------- -------- ---------- -------- ---------- --------
                                                              (in Thousands)
Commercial,
 financial and
 agricultural       $1,179,013   20.4%  $1,136,427   21.8%  $1,062,509   22.7%  $  977,170   24.5%  $  926,688   26.5%
Real estate --
 construction......    369,331    6.4      253,086    4.9      235,566    5.0      200,733    5.0      298,784    8.6
Real estate --
   mortgage:
 Residential.......  2,273,771   39.5    1,903,578   36.6    1,467,747   31.3    1,022,715   25.6      794,248   22.7
 Commercial........    732,590   12.7      731,839   14.1      719,957   15.4      713,082   17.9      540,296   15.5
Consumer install-
 ment..............  1,207,995   21.0    1,176,005   22.6    1,199,880   25.6    1,078,670   27.0      933,958   26.7
                    ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
                     5,762,700  100.0%   5,200,935  100.0%   4,685,659  100.0%   3,992,370  100.0%   3,493,974  100.0%
                                =====               =====               =====               =====               =====
Less: Unearned in-
 come                    1,189               3,471               6,600               8,556               9,422
 Allowance for loan
  losses...........    107,183             110,616              83,859              55,982              42,770
                    ----------          ----------          ----------          ----------          ----------
Total loans........ $5,654,328          $5,086,848          $4,595,200          $3,927,832          $3,441,782
                    ==========          ==========          ==========          ==========          ==========

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                   Rate Structure For Loans
                                         Maturity                   Maturing Over One Year
                         ----------------------------------------- -------------------------
                           One    Over One Year  Over              Predetermined Floating or
                         Year or  Through Five   Five                Interest    Adjustable
                           Less       Years      Years    Total        Rate         Rate
                         -------- ------------- ------- ---------- ------------- -----------
                                                   (in Thousands)
Commercial, financial
 and agricultural....... $807,946   $313,723    $57,344 $1,179,013   $261,434     $109,633
Real estate --
  construction..........  177,847    191,484        --     369,331    162,421       29,063
                         --------   --------    ------- ----------   --------     --------
                         $985,793   $505,207    $57,344 $1,548,344   $423,855     $138,696
                         ========   ========    ======= ==========   ========     ========

INVESTMENT SECURITIES

  On December 31, 1993, the Company adopted Financial Accounting Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS115") which requires that a company's debt and equity securities be classified based on management's intent to hold the securities into one of three categories: (i) trading account securities, (ii) held-to-maturity securities, or (iii) securities available for sale. Securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Securities designated to be held to maturity are reported at amortized cost. Securities classified as available for sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of shareholders' equity. At December 31, 1994, unrealized losses, net of unrealized gains, in the Company's available-for-sale portfolio totaled $15.7 million as opposed to net unrealized gains of $10.5 million at December 31, 1993. Under the requirements of FAS115, shareholders' equity at December 31, 1994, has been reduced by $11.5 million to reflect the tax-effected unrealized loss associated with the available-for-sale portfolio.

  The composition of the Company's total investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as held-to-maturity, the Company has the ability, and it is management's intention, to hold such securities to maturity. Certain securities that may be sold prior to maturity are reflected as investment securities available for sale on the Company's balance sheet. The Company transferred approximately $566 million of investment securities from its held-to-maturity portfolio to the available-for-sale classification in 1992 and, with the adoption of FAS115 on December 31, 1993, transferred an additional $64 million of investment securities to its available-for-sale portfolio. The transfer primarily involved fixed-rate collateralized mortgage obligations ("CMOs") that could have been required, based on the wording of a regulatory policy of the Federal Financial Institutions Examination Council ("FFIEC") in place at the time, to be transferred to the available-for-sale portfolio in the future if sufficiently reduced prepayment speeds were experienced on the underlying mortgages. During 1994, the FFIEC clarified its policy language and intent, which enabled CMOs to be carried in the held-to-maturity portfolio under FAS115. As a result, the Company transferred approximately $225 million of CMOs from its available-for-sale portfolio to investment securities held to maturity during 1994.

  During 1994 and 1993, sales of held-to-maturity securities were $700,000 and $48.8 million, respectively, while maturities totaled $297.9 million and $442.4 million, respectively. Sales and maturities of securities available for sale totaled $239.8 million and $106.7 million, respectively, in 1994 while sales and maturities in the category in 1993 were $57.3 million and $251.8 million. Net gains associated with the sales accounted for four percent and one percent of noninterest income in 1994 and 1993, respectively. Gross unrealized gains in the Company's held-to-maturity portfolio amounted to $6.6 million at year-end 1994 and gross unrealized losses amounted to $55.5 million.

  In recent years, the trend of the Company has been to invest in taxable securities due to the lack of preferential treatment afforded tax-exempt securities under the tax laws. Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been in mortgage-backed pass-through securities ("MBS") and CMOs. Total average investment securities, including those available for sale, increased 25 percent during 1994 after decreasing 21 percent in 1993. Total investment securities, including those available for sale, at December 31, 1994, increased 101 percent from year-end 1993 primarily due to the investment of cash received in connection with the acquisition of First Heights.

  The following table contains the carrying amount of the investment securities portfolio at the end of each of the last three years.

       INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                         December 31
                                               ---------------------------------
                                                  1994        1993       1992
                                               ----------  ---------- ----------
                                                        (in Thousands)
Investment securities:
 U.S. Treasury................................ $   11,978  $    2,014 $   46,672
 U.S. Government agencies and corporations....     85,784      26,704     46,736
 Mortgage-backed pass-through securities......    431,259     280,982    490,203
 Collateralized mortgage obligations:
  Agency......................................    618,849     114,399    289,281
  Corporate...................................    422,011      23,782     22,697
 States and political subdivisions............     78,472     108,409    152,061
 Corporate bonds..............................    162,306      43,571     51,340
 Other........................................      2,678       4,603     23,836
                                               ----------  ---------- ----------
                                                1,813,337     604,464  1,122,826
                                               ----------  ---------- ----------
Investment securities available for sale:
 U.S. Treasury................................    650,121     259,200    292,216
 Mortgage-backed pass-through securities......        756         978         --
 Collateralized mortgage obligations:
  Agency......................................     19,196     278,103    177,096
  Corporate...................................         --      49,416     71,708
 Other........................................     47,572      47,260     19,536
                                               ----------  ---------- ----------
                                                  717,645     634,957    560,556
  Net unrealized gain (loss)..................    (15,705)     10,497         --
                                               ----------  ---------- ----------
                                                  701,940     645,454    560,556
                                               ----------  ---------- ----------
  Total....................................... $2,515,277  $1,249,918 $1,683,382
                                               ==========  ========== ==========

  The maturities and weighted average yields of the investment securities and investment securities available for sale at the end of 1994 are presented in the following table using primarily the average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the amortized cost rather than the net carrying value, i.e., market value, of these securities. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.

  INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE MATURITY
                                    SCHEDULE

                                                      Maturing
                          ----------------------------------------------------------------------
                              Within        After One But      After Five But         After
                             One Year     Within Five Years   Within Ten Years      Ten Years
                          --------------  -----------------   ----------------    --------------
                           Amount  Yield    Amount    Yield    Amount    Yield     Amount  Yield
                          -------- -----  ---------   -----   --------   -----    -------- -----
                                                   (in Thousands)
Investment securities:
 U.S. Treasury..........  $  5,986 4.34%  $     5,992  4.43%          --     --         --    --
 U.S. Government
  agencies and
  corporations..........     1,048 7.73        69,085  6.55   $   15,651   9.30%        --    --
 Mortgage-backed pass-
  through securities....       162 6.38       288,987  8.18       90,081   7.18   $ 52,029  7.20%
 Collateralized mortgage
  obligations...........    49,738 7.27       634,050  7.44      184,017   7.68    173,055  7.57
 States and political
  subdivisions..........     4,627 9.12        14,801  8.93       13,566   9.12     45,478  9.56
 Other..................    63,983 5.99        82,859  6.53       16,663   9.69      1,479  6.00
                          --------        -----------         ----------          --------
                           125,544 6.54     1,095,774  7.51      319,978   7.79    272,041  7.81
                          --------        -----------         ----------          --------
Investment securities
 available for sale--
 amortized cost:
 U.S. Treasury..........   292,794 5.04       356,881  5.14           --     --        446 10.88
 Mortgage-backed pass-
  through securities....        --   --            --    --          756   8.58        --     --
 Collateralized mortgage
  obligations...........        --   --            --    --        9,196   7.95     10,000  6.95
 Other..................    14,287 6.88        33,265  6.25           --     --         20  7.00
                          --------        -----------         ----------          --------
                           307,081 5.13       390,146  5.23        9,952   8.00     10,466  7.12
                          --------        -----------         ----------          --------
 Total..................  $432,625 5.54   $ 1,485,920  6.91   $  329,930   7.79   $282,507  7.79
                          ========        ===========         ==========          ========

  While the weighted average stated maturities of total MBS and CMOs are 12.3 years and 21.2 years, respectively, the corresponding average expected lives assumed in the above table are 6.2 years and 5.8 years. During a period of rising rates, prepayment speeds generally slow on MBS and CMOs with a resulting extension in average life. Due to the large number of new mortgages generated during the lengthy refinancing period ending in 1994, and the subsequent increase in mortgage rates, prepayment speeds at year end are not expected to slow much further. For example, given a 100 basis point immediate and permanent increase in mortgage rates, the expected average lives for MBS and CMOs would be 6.4 and 6.1 years, respectively.

  The weighted average market prices as a percentage of par value for MBS and CMOs at December 31, 1994, were 98.63 percent and 94.22 percent, respectively. The market prices for MBS and CMOs generally decline in a rising rate environment due to the resulting increase in average life as well as the (i) decreased market yield on fixed rate securities and (ii) impact of annual and life rate caps on adjustable-rate securities. The opposite is generally true during a period of falling rates. At December 31, 1994, fixed-rate MBS and CMOs totaled $347.9 million and $823.2 million, respectively, with corresponding weighted average expected lives of 4.1 and 3.4 years. Adjustable rate MBS and CMOs totaled $84.1 million and $236.9 million, respectively, with corresponding weighted average expected lives of 14.7 and 13.6 years. Substantially all adjustable-rate MBS and CMOs are subject to life rate caps, and MBS are also subject to a 2 percent annual cap. The weighted average life caps at year end are 12.52 percent and 9.90 percent for MBS and CMOs, respectively, and the corresponding weighted average coupon rates at year end were 6.86 percent and
7.00 percent. Given a 100 basis point immediate and permanent increase in mortgage rates, the estimated market prices as a percentage of par value for MBS and CMOs would be 95.90 and 91.82, respectively.

TRADING ACCOUNT SECURITIES AND OTHER EARNING ASSETS

  Securities carried in the trading account, while interest bearing, are primarily held for sale. The volume of activity is directly related to general market conditions and reactions to the changing interest rate environment. The average balance in the trading account portfolio for 1994 decreased by 24 percent following a 74 percent increase in 1993. The composition of the Company's trading account at December 31, 1994 and 1993, is detailed below:

                          TRADING ACCOUNT COMPOSITION

                                             DECEMBER 31, 1994 December 31, 1993
                                             ----------------- -----------------
                                                       (in Thousands)
U.S. Treasury and Government agency.........      $26,599          $ 45,158
States and political subdivisions...........        9,046            10,984
Mortgage-backed pass-through securities.....       15,567            10,651
Other debt securities.......................          201             6,321
Derivative securities:
  Collateralized mortgage obligations:
    Fixed and floating......................        5,344           129,652
    Inverse floaters........................           --            31,306
  Interest rate floors and caps.............        1,178             5,131
  Other options.............................           77               288
                                                  -------          --------
                                                  $58,012          $239,491
                                                  =======          ========

  The overall level of the trading account decreased from December 31, 1993, as a result of the Company's decisions during the second quarter of 1994 to sell its position in inverse floaters and to substantially limit its proprietary trading efforts (as distinguished from the retail trading necessary to facilitate customer transactions) in response to the rising interest rate environment.

  Average federal funds sold and securities purchased under agreements to resell increased 51 percent in 1994 compared to a 23 percent increase in 1993. The average balance of interest bearing deposits in other banks decreased 44 percent during 1994 from 1993 levels after decreasing 18 percent from 1992 to 1993. There were no foreign time deposits as of December 31, 1994 or 1993.

DEPOSITS AND BORROWED FUNDS

  Changes in the Company's markets and the economy in general, as well as the First Heights acquisition, not only impacted the Company's asset mix in 1994, but the Company's liability mix as well. Primarily as a result of the First Heights acquisition, deposits increased by 26 percent from year-end 1993 to year-end 1994. At the same time, the portion of average interest bearing liabilities represented by interest bearing deposits, the primary source of funding for the Company, increased from 79 percent in 1993 and 1992 to 81 percent in 1994 due to the fact that interest bearing deposits were the only interest bearing liabilities assumed in connection with the acquisition of First Heights. Falling interest rates during 1992 and 1993 allowed the Company to restructure the mix of deposits toward more consumer-oriented, lower-cost sources of funds. Conversely, the rise in the general level of interest rates during 1994 resulted in a shift toward higher-cost time deposits. This factor, coupled with the fact that time deposits represented 73 percent of total deposits assumed in the First Heights acquisition, resulted in an increase in the percentage of average total deposits represented by average time deposits from 37 percent in 1993 to 40 percent in 1994.

  During 1994, the average balance of demand deposits and savings accounts increased by $229.1 million while the average balance of certificates of deposit and other time deposits grew by $486.3 million. The largest dollar increase in average interest bearing deposits was in certificates of deposits and other time deposits less than $100,000, increasing $337.4 million or 22 percent from 1993. Average noninterest bearing demand deposits increased $75.7 million, or 7 percent, after increasing 11 percent during 1993 and 21 percent in 1992. The increase in deposits in 1994 was due principally to the acquisition of 22 branches of First Heights and the related deposits totaling $870 million as well as the acquisition of 1st Performance National Bank ("1st Performance") of Jacksonville, Florida in January, 1994. The increase during 1993 was due primarily to internally generated growth with a portion of the increase due to the Company's Florida acquisitions, while the increase in 1992 was due solely to internally generated growth. Savings deposits, interest bearing demand deposits, and noninterest bearing demand deposits accounted for 60 percent of total average deposits during

1994, down from 63 percent in 1993 and 61 percent in 1992. Total average time deposits, including certificates of deposit over $100,000, were approximately $2.5 billion in 1994 and $2.0 billion in 1993 with the large certificates of deposit representing 25 percent of the total during 1994 and 24 percent during 1993. The maturities of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 1994, are summarized in the following table:

                          MATURITIES OF TIME DEPOSITS

                                               Certificates Other Time
                                                of Deposit   Deposits
                                                   Over        Over
                                                 $100,000    $100,000   Total
                                               ------------ ---------- --------
                                                        (in Thousands)
Three months or less..........................   $281,277    $18,287   $299,564
Over three through six months.................    110,585         --    110,585
Over six through twelve months................    105,769     10,000    115,769
Over twelve months............................    200,096         --    200,096
                                                 --------    -------   --------
                                                 $697,727    $28,287   $726,014
                                                 ========    =======   ========

  Borrowed funds consist of FHLB and other borrowings as well as short-term borrowings, primarily in the form of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Average federal funds purchased declined seven percent during 1994 and average securities sold under agreements to repurchase increased one percent. Average other short-term borrowings, which include parent company commercial paper and trading account short sales, increased eight percent. During 1994, the average balance of FHLB and other borrowings increased $75 million, or 27 percent, as a result of the issuance of $50 million in subordinated debentures in the third quarter of the year and additional FHLB advances of $110 million incurred in the fourth quarter. The average balance of FHLB and other borrowings increased during 1993 due to additional borrowings of $75 million in subordinated debentures and $48 million in FHLB advances. For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 5, FHLB and Other Borrowings, in the "Notes to Consolidated Financial Statements."

  The Short-Term Borrowings table on the following page shows the distribution of the Company's short-term borrowed funds and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year-end for the last three years.

                             SHORT-TERM BORROWINGS

                                           Year Ended December 31
                              -------------------------------------------------
                                Maximum                                Average
                              Outstanding            Average           Interest
                                At Any     Average   Interest  Ending  Rate At
                               Month End   Balance     Rate   Balance  Year End
                              ----------- ---------- -------- -------- --------
                                               (in Thousands)
1994
FEDERAL FUNDS PURCHASED...... $  484,189  $  380,160   4.54%  $484,189   5.69%
SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE....    348,235     243,109   3.54    348,235   4.74
SHORT SALES..................     43,352      21,470   5.54     16,756   6.33
COMMERCIAL PAPER.............    106,591      92,748   3.94     45,330   5.10
OTHER SHORT-TERM BORROWINGS..    269,519     110,909   4.66     42,512   5.44
                              ----------  ----------          --------
                              $1,251,886  $  848,396          $937,022
                              ==========  ==========          ========
1993
Federal funds purchased...... $  499,390  $  409,072   3.05%  $414,704   2.99%
Securities sold under
 agreements to repurchase....    269,873     240,474   2.80    208,739   2.56
Short sales..................     34,660      23,546   4.28     25,656   4.10
Commercial paper.............    118,073      80,126   3.15     62,858   3.05
Other short-term borrowings..    203,569     104,403   3.24     82,500   3.26
                              ----------  ----------          --------
                              $1,125,565  $  857,621          $794,457
                              ==========  ==========          ========
1992
Federal funds purchased...... $  875,685  $  617,697   3.53%  $545,605   2.98%
Securities sold under
 agreements to repurchase....    345,645     269,980   3.36    234,670   2.92
Short sales..................     63,115      29,309   5.75     23,970   5.22
Commercial paper.............     88,910      70,332   3.62     34,302   3.26
Other short-term borrowings..    160,810      91,927   3.80     74,059   3.21
                              ----------  ----------          --------
                              $1,534,165  $1,079,245          $912,606
                              ==========  ==========          ========

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

  Additionally, the parent holding company requires cash for various operating needs including dividends to shareholders, business combinations, capital injections into the Subsidiary Banks, the servicing of debt and the payment of general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the Subsidiary Banks. At December 31, 1994, the Company's Subsidiary Banks could have paid additional dividends to the parent holding company in the amount of $99.8 million while continuing to meet the capital requirements for "well-capitalized" banks. Also, the parent holding company has access to various capital markets as evidenced by the issuance of subordinated debentures in 1993 and 1994 and the issuance of common stock in a private placement in 1991. The parent holding company does not anticipate any liquidity requirements that it cannot meet in the near future.

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

  The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales of investment securities available for sale and trading account securities. Real estate construction and commercial, financial and agricultural loans that mature in one year or less amounted to $986 million or 17 percent of the total loan portfolio at December 31, 1994. Other short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest bearing deposits with other banks are additional sources of liquidity funding.

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

  As disclosed in the Company's "Consolidated Statements of Cash Flows," net cash provided by operating activities increased to $322.0 million primarily due to the decrease in trading account securities. Net cash used in investing activities of $691.6 million consisted primarily of net loans originated of $441.6 million and held-to-maturity securities and available-for-sale securities purchased of $1.3 billion and $654.4 million, respectively, funded by cash received in the First Heights branch purchase as well as maturities and paydowns of investment securities held to maturity and investment securities available for sale of $297.9 million and $106.7 million, respectively, and sales of investment securities available for sale of $239.8 million. This overall increase in the Company's investment securities portfolios was due to the initial investment of cash received in connection with the First Heights branch purchase. Net cash provided by financing activities provided the remainder of funding sources for 1994. The $569.0 million of net cash provided consisted primarily of a $306.5 million net increase in deposits, a net increase of $159.4 million in FHLB and other borrowings, and a $201.9 million increase in federal funds purchased and securities sold under agreements to repurchase offset partially by a reduction of $66.5 million in other short-term borrowings. The increase in FHLB and other borrowings in 1994 consisted of $50 million of subordinated debentures issued by the Company during the third quarter of the year and additional FHLB advances of $110 million during the fourth quarter of 1994.

INTEREST RATE SENSITIVITY MANAGEMENT

  Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Company's current portfolio that are subject to repricing at various time horizons: immediate, 1 to 3 months, 4 to 12 months, 1 to 5 years and over 5 years. The differences are known as interest sensitivity gaps. The following table shows interest sensitivity gaps for these different intervals as of December 31, 1994 and 1993, including the effect of interest rate swaps, interest rate floors, futures and other hedging instruments.

                       INTEREST RATE SENSITIVITY ANALYSIS

                                                      December 31
                           -----------------------------------------------------------------------
                                          One-        Four-        One-        Over
                                          Three       Twelve       Five        Five
                           Immediate     Months       Months      Years       Years       Total
                           ----------  -----------  ----------  ----------  ----------  ----------
                                                     (in Thousands)
 1994
 EARNING ASSETS:
  LOANS, NET OF UNEARNED
   INCOME................  $1,371,127  $   370,828  $1,580,713  $  967,365  $1,471,478  $5,761,511
  TAXABLE INVESTMENT
   SECURITIES............          --      342,668     297,948     817,618     265,789   1,724,023
  TAX-EXEMPT INVESTMENT
   SECURITIES............          --          270       3,552      14,324      71,168      89,314
  INVESTMENT SECURITIES
   AVAILABLE FOR SALE....          --       92,925     260,427     345,952       2,636     701,940
  TRADING ACCOUNT
   SECURITIES............      58,012           --          --          --          --      58,012
  FEDERAL FUNDS SOLD AND
   SECURITIES PURCHASED
   UNDER AGREEMENTS TO
   RESELL................      46,535           --          --          --          --      46,535
  INTEREST BEARING
   DEPOSITS WITH OTHER
   BANKS.................          --           --          --          --          99          99
                           ----------  -----------  ----------  ----------  ----------  ----------
  TOTAL EARNING ASSETS...   1,475,674      806,691   2,142,640   2,145,259   1,811,170   8,381,434
 INTEREST BEARING
  LIABILITIES:
  DEMAND DEPOSITS........          --      825,170          --          --          --     825,170
  SAVINGS DEPOSITS.......          --           --   1,389,781          --     394,123   1,783,904
  CERTIFICATES OF DEPOSIT
   LESS THAN $100,000 AND
   OTHER TIME DEPOSITS...          --      561,562     803,406   1,005,241      20,597   2,390,806
  CERTIFICATES OF DEPOSIT
   OF $100,000 OR MORE...          --      281,277     216,354     195,701       4,395     697,727
  FEDERAL FUNDS PURCHASED
   AND SECURITIES SOLD
   UNDER AGREEMENTS TO
   REPURCHASE............     828,924           --          --          --       3,500     832,424
  OTHER SHORT-TERM
   BORROWINGS............     104,598           --          --          --          --     104,598
  FHLB AND OTHER
   BORROWINGS............          --      246,043         136     110,901     127,862     484,942
                           ----------  -----------  ----------  ----------  ----------  ----------
  TOTAL INTEREST BEARING
   LIABILITIES...........     933,522    1,914,052   2,409,677   1,311,843     550,477   7,119,571
 EFFECT OF INTEREST RATE
  SWAPS..................     (20,000)      26,000          --       2,000      (8,000)         --
                           ----------  -----------  ----------  ----------  ----------  ----------
 INTEREST SENSITIVITY
  GAP....................     522,152   (1,081,361)   (267,037)    835,416   1,252,693  $1,261,863
                           ----------  -----------  ----------  ----------  ----------  ==========
 CUMULATIVE INTEREST
  SENSITIVITY GAP........  $  522,152  $  (559,209) $ (826,246) $    9,170  $1,261,863
                           ==========  ===========  ==========  ==========  ==========
 1993
 Earning assets:
 Loans, net of unearned
  income.................  $1,280,348  $   462,943  $1,180,864  $1,236,016  $1,037,293  $5,197,464
 Taxable investment
  securities.............          --       82,923     206,664     155,001      49,614     494,202
 Tax-exempt investment
  securities.............          --          719       1,808      93,855      13,880     110,262
 Investment securities
  available for sale.....          --      370,880      30,261     220,066      24,247     645,454
 Trading account
  securities.............     239,491           --          --          --          --     239,491
 Federal funds sold and
  securities purchased
  under agreements to
  resell.................     144,764           --          --          --          --     144,764
 Interest bearing
  deposits with other
  banks..................          --          376       9,999          --          99      10,474
                           ----------  -----------  ----------  ----------  ----------  ----------
  Total earning assets...   1,664,603      917,841   1,429,596   1,704,938   1,125,133   6,842,111
 Interest bearing
  liabilities:
 Demand deposits.........          --      730,587          --          --          --     730,587
 Savings deposits........          --           --   1,367,356          --     253,689   1,621,045
 Certificates of deposit
  less than $100,000 and
  other time deposits....          --      403,217     465,257     663,847       9,018   1,541,339
 Certificates of deposit
  of $100,000 or more....          --      326,033     111,505     136,075       2,474     576,087
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase.............     602,443           --          --          --      21,000     623,443
 Other short-term
  borrowings.............     171,014           --          --          --          --     171,014
 FHLB and other
  borrowings.............          --      246,039         123         813      78,462     325,437
                           ----------  -----------  ----------  ----------  ----------  ----------
  Total interest bearing
   liabilities...........     773,457    1,705,876   1,944,241     800,735     364,643   5,588,952
 Effect of interest rate
  swaps..................     (20,000)     151,000     (25,000)    (98,000)     (8,000)         --
                           ----------  -----------  ----------  ----------  ----------  ----------
 Interest sensitivity
  gap....................     871,146     (637,035)   (539,645)    806,203     752,490  $1,253,159
                           ----------  -----------  ----------  ----------  ----------  ==========
 Cumulative interest
  sensitivity gap........  $  871,146  $   234,111  $ (305,534) $  500,669  $1,253,159
                           ==========  ===========  ==========  ==========  ==========

  In the preceding tables, MBS and CMOs are presented based on market median prepayment speeds for the weighted average coupon of the underlying collateral pools as of December 31, 1994. For all other interest earning assets and interest bearing liabilities, variable rate assets and liabilities are reflected in the time interval of the asset's or liability's earliest repricing date. Fixed rate assets and liabilities have been allocated to various time intervals based on contractual repayment and/or maturity.

  As seen in the preceding table as of December 31, 1994, for the first year, 74 percent of earning asset funding sources will reprice compared to 53 percent of all interest earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. Varying interest rate environments can create unexpected changes in prepayment levels of assets and repricing of liabilities which are not reflected in the interest sensitivity analysis report. These prepayments may have significant effects on the Company's net interest margin.

  In addition to the ongoing monitoring of interest-sensitive assets and liabilities, the Company enters into various interest rate contracts not held in the trading account ("interest rate protection contracts") to help manage the Company's interest sensitivity. Such contracts generally have a fixed notional principal amount and include (i) interest rate swaps where the Company typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, generally the prime rate or the London Interbank Offered Rate ("LIBOR"), (ii) interest rate caps and floors purchased or written where the Company receives or pays, respectively, interest if the specified index falls below the floor rate or rises above the cap rate, and (iii) interest rate futures where the Company agrees to deliver or receive securities at a designated future date and at a specified price or yield. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with interest rate swaps, caps and floors and gains or losses in futures contracts classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized. A discussion of interest rate risks, credit risks and concentrations in off-balance sheet financial instruments is included in Note 6, Derivative Financial Instruments, of "Notes to Consolidated Financial Statements." The following table details various information regarding interest rate protection contracts as of December 31, 1994.

                       INTEREST RATE PROTECTION CONTRACTS

                                                                                                                  Weighted
                                                                                 Weighted Average       Weighted   Average
                                                                                       Rate*            Average   Repricing
                                                   Notional  Carrying Estimated  --------------------   Years to  Frequency
                                                    Amount     Value  Fair Value  Received    Paid     Expiration  (Days)
                                                  ---------- -------- ---------- ----------  --------  ---------- ---------
                                                          (in Thousands)
 Non-trading interest rate contracts:
  Swaps:
  Pay fixed versus:
   Prime.....................................     $   18,000  $  (1)   $    16         8.50%     8.61%    0.21         1
   3 mon. LIBOR..............................        108,000     61      7,702         6.02      5.46     3.21        90
  Receive fixed versus 3 mon. LIBOR..........        120,000    139     (3,595)        6.64      5.92     2.71        90
  Basis swaps+...............................        200,000    (21)        60         5.72      5.88     1.13        90
  Cap corridor**.............................        400,000   (156)       (45)        0.80      0.99     1.56         1
  Floors purchased...........................        650,000    191         92          --          *     2.46        76
                                                  ----------  -----    -------
                                                  $1,496,000  $ 213    $ 4,230
                                                  ==========  =====    =======

- --------
+ The Company receives interest based on the federal funds rate and pays interest based on 3-month LIBOR.
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1994. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.
** The cap corridor represents a single transaction with a counterparty in which the Company both purchased a $400 million notional cap (at 4.5 percent based on federal funds rate) and sold a $400 million notional cap (at 7.25 percent based on prime), in order to keep funding costs at 275 basis points below prime.

  The net interest amount received or paid on an interest rate protection contract represents an adjustment of the yield or rate on the respective asset or liability with which such contract is associated. A gain or loss on a terminated interest rate protection contract is deferred and amortized over the remaining term of the original contract as an adjustment of yield or rate on the asset or liability with which the original contract was associated. At year-end 1994, there were $1,769,000 of deferred gains and $535,000 of deferred losses on terminated interest rate protection contracts, which will be recorded as net interest income/(expense) of $931,000 in 1995, $432,000 in 1996 and $(129,000) thereafter. The following table indicates the asset or liability category with which the interest protection contracts were associated at December 31, 1994.

     ASSETS/LIABILITIES ASSOCIATED WITH INTEREST RATE PROTECTION CONTRACTS

                                  Notional Principal Associated With
                       ---------------------------------------------------------
              Total                                                   Fed Funds
             Notional  Adjustable-Rate Adjustable-Rate   CDs Less     Purchased
            Principal       Loans        Investments   Than $100,000 and Repos++
            ---------- --------------- --------------- ------------- -----------
                                       (in Thousands)
Swaps:
  Pay
   fixed..  $  126,000    $   8,000       $      --      $ 18,000     $100,000
  Receive
   fixed..     120,000       20,000         100,000            --           --
  Basis
   swaps..     200,000           --              --            --      200,000
Floors....     650,000      650,000              --            --           --
Cap
 corridor.     400,000           --              --            --      400,000
            ----------    ---------       ---------      --------     --------
            $1,496,000    $ 678,000       $ 100,000      $ 18,000     $700,000
            ==========    =========       =========      ========     ========

- --------
++ Consists of federal funds purchased and securities sold under agreements to repurchase.

  In addition to interest rate protection contracts used to help manage overall interest sensitivity, the Company also enters into interest rate contracts for the trading account. The primary purposes for using interest rate contracts in the trading account are to facilitate customer transactions and to help protect cash market positions in the trading account against interest rate movement. Changes in the estimated fair value of contracts in the trading account are recorded in other noninterest income as trading profits (losses) and commissions. Net interest amounts received or paid on interest rate contracts in the trading account are recorded as an adjustment of interest on trading account securities. The following table summarizes interest rate contracts held in the trading account at December 31, 1994:

                    TRADING ACCOUNT INTEREST RATE CONTRACTS

                                                                                          Weighted
                                                          Weighted Average      Weighted   Average
                                                                Rate*           Average   Repricing
                          Notional Carrying  Estimated  --------------------    Years to  Frequency
                           Amount    Value   Fair Value  Received    Paid      Expiration  (Days)
                          -------- --------  ---------- ----------  --------   ---------- ---------
                                 (in Thousands)
 Trading interest rate
  contracts:
  Swaps:
   Pay fixed versus:
    1 mon. LIBOR......... $ 19,223 $ 1,664    $ 1,664         6.10%     5.46%     3.52        30
    3 mon. LIBOR.........   20,000     880        880         5.64      4.38      1.34        90
   Receive fixed versus:
    3 mon. LIBOR.........   23,000    (767)      (767)        6.10      5.74      2.07        90
    6 mon. LIBOR.........    1,000      (1)        (1)        7.16      5.75      0.76       180
    Prime................    8,673    (265)      (265)        6.32      8.50      1.15         1
  Caps:
   Purchased.............   22,500     829        829         1.46         *      1.22        60
   Written...............   96,400  (1,213)    (1,213)           *      0.30      1.69        74
  Floors:
   Purchased.............  240,000     349        349         0.12         *      3.20        90
   Written...............  187,500    (314)      (314)           *      0.12      3.07        60
                          -------- -------    -------
    Total................ $618,296 $ 1,162    $ 1,162
                          ======== =======    =======

- --------
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1994. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.
++Positive carrying values represent assets of the Company while negative amounts represent liabilities.

  In addition to the interest rate contracts shown above, the Company also uses other options and futures in the trading account. At December 31, 1994, the trading account contained other options purchased and written, having weighted average expiration dates shorter than two months, with a notional principal balance of $182 million for purchased options and a notional principal balance of $2 million for written options and estimated fair values of $78,000 and $(15,000), respectively. The notional principal amounts indicated are substantially larger than the related credit or interest rate risks. The net purchased position in other options was taken at December 31, 1994, in order to help protect the market value of the trading account against rising short-term interest rates while maintaining limited risk to declining rates. At December 31, 1994, futures contracts having a notional principal of $158 million were also used to help reduce the price sensitivity of the trading account.

  During 1994, the Company implemented Financial Accounting Statement No. 119, Disclosure about Derivative Financial Instruments ("FAS119"), which requires expanded 1994 disclosures for derivative financial instruments held for both trading and other than trading purposes. Under FAS119, derivative financial instruments include off-balance sheet instruments such as futures, forwards, swap or option contracts, or other financial instruments with similar characteristics. See "Summary of Significant Accounting Policies" and Note 6, Derivative Financial Instruments, of "Notes to Consolidated Financial Statements" for FAS119 disclosures.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  In December, 1991, the Financial Accounting Standards Board issued Financial Accounting Statement No. 107, Disclosures about Fair Value of Financial Instruments ("FAS107"). FAS107 requires the Company to disclose the fair value of substantially all financial instruments, both assets and liabilities, including those recognized and those not recognized in the Company's balance sheet. There has been no impact to the Company's financial statements as a result of the recognition, measurement or classification of financial instruments. See "Notes to Consolidated Financial Statements," Note 15, Fair Value of Financial Instruments, for a discussion of the Company's accounting policies and methodologies.

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

CAPITAL RESOURCES

  Shareholders' equity at December 31, 1994, increased nine percent after increasing eight percent in 1993. Exclusive of the reduction in total shareholders' equity due to the redemption of the Company's preferred stock in 1993 and the net change in unrealized holding gains/(losses) on securities available-for-sale in both 1993 and 1994, net income after dividends accounted for 98 percent of the increase in shareholders' equity in 1994 and for all of the increase in 1993.

  Dividends of $34 million were declared on the Company's common stock in 1994, representing a 23 percent increase over 1993. The 1994 annual dividend rate per common share was $.92, a 21 percent increase over 1993. The dividend payout ratio for 1994 was 34 percent compared to 32 percent for 1993 and 33 percent for 1992. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth.

  A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The Company's five-year compound growth rate in shareholders' equity of 13 percent was achieved primarily through reinvested earnings.

  Average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. The ratio of average shareholders' equity to average assets for 1994 was 7.16 percent compared to 7.56 percent in 1993 and 7.08 percent in 1992. In order to maintain this ratio at appropriate levels with continued growth in total average assets, a corresponding level of capital growth must be achieved. The table below summarizes these and other key ratios for the Company for each of the last three years.

                          RETURN ON EQUITY AND ASSETS

                                                               December 31
                                                            -------------------
                                                            1994   1993   1992
                                                            -----  -----  -----
Return on average assets...................................  1.24%  1.26%  1.12%
Return on average common equity............................ 17.35  16.90  16.11
Common stock dividend payout ratio......................... 34.33  32.07  33.18
Average equity to average assets ratio.....................  7.16   7.56   7.08

  Two important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as common shareholders' equity, minus goodwill, other intangibles disallowed by the Subsidiary Bank's regulators and the unrealized gain (loss) on available-for-sale securities, divided by total quarterly average assets minus goodwill, other disallowed intangibles and the unrealized loss on available-for-sale securities. In 1993, the unrealized gain on available-for-sale securities was not excluded from the computation of total quarterly average assets. In 1994, the federal regulators clarified the definition of total quarterly average assets to exclude the impact of the unrealized gain (loss) on available-for-sale securities effective for 1994 and subsequent years. The tangible leverage ratio is defined as common shareholders' equity, minus all intangibles and the unrealized gain (loss) on available-for-sale securities, divided by total quarterly average assets minus all intangibles. Even though core deposit intangibles and goodwill increased from acquisitions during 1994 and 1993, the leverage ratio remained well within regulatory guidelines: 6.60 percent at year-end 1994; 7.30 percent at year-end 1993; and 6.86 percent at year-end 1992. For the same periods, the tangible leverage ratio was 6.35 percent at year-end 1994; 6.96 percent at year-end 1993; and 6.55 percent at year-end 1992. The detail for the computation of these ratios is provided in the following table. Other disallowed intangibles represent intangible assets, other than goodwill, recorded after February 19, 1992, that are excluded from regulatory capital. Other intangibles recorded before that date continue to be included in regulatory capital under the "grandfather" provision of Federal Reserve regulations. The $11.5 million decrease in shareholders' equity at December 31, 1994, resulting from the decline in the fair value of the Company's available-for-sale investment securities portfolio is not required to be deducted from the Company's equity in the calculation of regulatory capital by the Federal regulators.

                          LEVERAGE RATIO CALCULATIONS

                                                      December 31
                                            ----------------------------------
                                               1994        1993        1992
                                            ----------  ----------  ----------
                                                     (in Thousands)
Total fourth quarter average assets.......  $8,790,243  $7,321,192  $7,014,390
 Add: Unrealized holding loss on
  available-for-sale securities*..........       8,478          --          --
 Less: Goodwill...........................      20,606       9,241       7,350
   Other disallowed intangibles...........      13,333       1,716          --
                                            ----------  ----------  ----------
Tangible average assets before deduction
 of other intangibles.....................   8,764,782   7,310,235   7,007,040
 Less: Other intangibles..................      23,027      27,275      23,239
                                            ----------  ----------  ----------
  Tangible average assets.................  $8,741,755  $7,282,960  $6,983,801
                                            ==========  ==========  ==========
Total period-end common shareholders'
 equity...................................  $  600,613  $  551,337  $  487,707
 Less: Goodwill...........................      20,606       9,241       7,350
   Other disallowed intangibles...........      13,333       1,716          --
   Net unrealized holding gain (loss) on
    available-for-sale securities.........     (11,509)      6,545          --
                                            ----------  ----------  ----------
Total common shareholders' equity before
 deduction of other intangibles...........     578,183     533,835     480,357
 Less: Other intangibles..................      23,027      27,275      23,239
                                            ----------  ----------  ----------
  Tangible period-end common shareholders'
   equity.................................  $  555,156  $  506,560  $  457,118
                                            ==========  ==========  ==========
   Leverage ratio.........................        6.60%       7.30%       6.86%
   Tangible leverage ratio................        6.35        6.96        6.55

- --------
* Applicable only for the year ended December 31, 1994.

  Risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off of the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill and other disallowed intangibles, amounted to $578.2 million at December 31, 1994. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Qualifying Capital and was $778.7 million at year-end 1994. The percentage ratios, as calculated under the guidelines, were 9.52 percent and 12.82 percent for Tier I and Total Qualifying Capital, respectively, at year-end 1994. The $75 million of subordinated debt issued by the Company in the second quarter of 1993 and the $50 million of subordinated debt issued by the Company in the third quarter of 1994 represented Tier II capital and favorably impacted the Company's Total Qualifying Capital. The decrease in Tier I and Total Qualifying Capital ratios in 1994 was due to the addition of higher-risk weighted assets, primarily loans and investment securities, and additional goodwill and other intangibles resulting from the 1st Performance and First Heights acquisitions.

                                                               December 31
                                                            -------------------
                                                            1994   1993   1992
                                                            -----  -----  -----
Risk-based Capital Ratios:
 Tier I Capital Ratio......................................  9.52% 10.48%  9.85%
 Total Qualifying Capital Ratio............................ 12.82  13.21  11.59

  The regulatory capital ratios of the Company's Subsidiary Banks currently exceed the minimum ratios of 5 percent leverage capital, 6 percent Tier I capital, and 10 percent Total Qualifying Capital required in 1994 for "well-capitalized" banks as defined by federal regulators. The Company continually monitors these ratios to assure that the Subsidiary Banks exceed the guidelines.

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

  Net interest income for 1994 increased less than one percent over 1993 while increasing three percent in 1993 over 1992. Increased volumes of earning assets and a historically high interest rate spread generated the 1993 increase while in 1994 net interest income grew at a slower rate due to a 57 basis point decline in net yield on earning assets. The schedule on pages 32 and 33 provides the detail of changes in interest income, interest expense and net interest income due to changes in volumes and rates.

  Interest income increased nine percent in 1994 after decreasing three percent in 1993 and one percent in 1992. Interest income in 1994 grew as a result of a 13 percent increase in the volume of average earning assets partially offset by a 27 basis point decline in the average interest rate earned. A 10 percent increase in the volume of average loans accounted for the 7 percent increase in fully taxable equivalent interest income on loans as rates declined 22 basis points. The decrease in yield on loans resulted from reduced loans fees, the reduced positive impact of interest rate contracts, and growth in fixed rate loans. Additionally, a significant portion of the Company's real estate mortgages are adjustable rate one-to-four family mortgages which generally have caps which limit the amount by which interest rates can be increased in any one year. For this reason, the increases in interest rates on many of these mortgages have not paralleled the substantial increase in the general level of interest rates that occurred during 1994. Interest income on investment securities, including securities available for sale, increased 16 percent from 1993 to 1994. This increase resulted from a 26 percent increase in the average balance of total investment securities reduced by a 55 basis point decrease in yield which resulted as higher-yielding fixed rate securities matured with the funds reinvested at lower rates. Interest income on trading securities increased by 1 percent as a result of a 195 basis point increase in yield offset by a 24 percent decrease in the average balance.

  Total interest expense increased by 24 percent in 1994 due to a 30 basis point increase in the rate paid on interest bearing liabilities combined with a 14 percent increase in volume. Interest expense on interest bearing deposits increased 19 percent as the result of an 8 basis point increase in rate and a 17 percent increase in the average volume. The 6 percent increase in average borrowed funds, which includes interest bearing liabilities that are not classified as deposits, coupled with a 118 basis point increase in rate resulted in a 44 percent increase in interest expense for this category. The issuance of additional long-term borrowings at fixed rates during the third and fourth quarter of 1994 contributed to the increase in interest expense on average borrowed funds for the year.

  From 1992 to 1993, interest income declined as a result of a 71 basis point decline in the average interest rate in spite of a 5 percent increase in the volume of average earning assets. Fully taxable equivalent interest income on loans rose 4 percent as a 14 percent increase in volume more than offset an 84 basis point decline in yield. Interest income on investment securities, including securities available for sale, decreased 27 percent from 1992 to 1993 as a result of an 83 basis point decrease in the yield on investment securities available for sale offset by increases in the yield on taxable and tax-exempt securities held-to-maturity of 18 and 12 basis points, respectively. A 74 percent increase in average balance offset by a 101 basis point decline in yield increased interest income on trading securities by 49 percent in 1993.

  A 66 basis point decline in the rate paid on interest bearing liabilities more than offset a 3 percent increase in volume as total interest expense declined by 13 percent in 1993. A substantial portion of the decrease in total interest expense was due to a 14 percent decrease in interest expense on interest bearing deposits, resulting from a 76 basis point decrease in rate and a 3 percent increase in the average volume. The one percent increase in average borrowed funds was more than offset by the lower rates paid, resulting in an eight percent decrease in interest expense for this category.

  The trend in net interest income is commonly evaluated in terms of average rates using the net yield and the interest rate spread. The net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average total earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net yield declined 57 basis points to 4.54 percent in 1994 and decreased 8 basis points to 5.11 percent in 1993. The steady decrease in net yield throughout 1994 was a function of the decrease in yields on loans and investment securities discussed earlier coupled with the repricing of interest bearing liabilities in the increasing interest rate environment and the issuance of fixed rate subordinated debentures and FHLB advances. This is evidenced by the fact that the yield on interest earning assets declined 27 basis points while the rate paid on interest bearing liabilities increased by 30 basis points. At the same time, the portion of interest earning assets funded by interest bearing liabilities increased from 82 percent in 1993 to 84 percent in 1994, partially as a result of the acquisition of First Heights. The decline in yield was also impacted by the initial investment of cash received in connection with the First Heights acquisition in investment securities and federal funds sold, assets which historically have lower yields than loans. It is anticipated that the net yield will decline from the 4.30 percent earned during the fourth quarter of 1994.

  During 1994, the net yield on interest earning assets was positively impacted by the Company's use of interest rate contracts, primarily interest rate swaps and interest rate floors, increasing the taxable equivalent net yield on interest earning assets by 12 basis points. The greatest impact from the use of interest rate contracts was on the yield and interest income on commercial loans where the net yield was increased by 78 basis points and interest income was increased by $7.5 million. At the same time, the impact of interest rate contracts on interest bearing liabilities was less significant, increasing interest expense by $2.4 million and the net cost of funds by 4 basis points. It is the Company's intention to continue to use interest rate contracts to manage its exposure to the changing interest rate environment in the future, although there can be no assurance that the impact of interest rate contracts on the earnings of future periods will be positive. It is anticipated that the positive impact of interest rate contracts experienced in 1994 will decline in 1995 due to the general level of interest rates.

  The net cost of funds, defined as interest expense divided by average earning assets, increased 30 basis points in 1994. The rate paid on interest bearing liabilities increased 30 basis points from 1993 levels. In 1993, the net yield on total earning assets fell 8 basis points while the rate paid on interest bearing liabilities declined 66 basis points and the net cost of funds decreased 62 basis points.

  The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During 1994, the net interest rate spread decreased 57 basis points to 3.89 percent from the 1993 spread of 4.46 percent as the cost of interest bearing liabilities rose while the yields earned on earning assets continued to decline. The decrease in interest rate spread in 1993 was 5 basis points from
4.51 percent in 1992. See the accompanying schedules entitled "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" and "Rate/Volume Variance Analysis" for more information.

  The following table presents certain interest rates without modification for tax equivalency. The table on pages 30 and 31 contains these same percentages on a taxable equivalent basis. Tax-exempt earning assets continue to make up a smaller percentage of total earning assets. As a result, the difference between these interest rates with and without modification for tax equivalency continues to narrow.

                                                         December 31
                                                  -----------------------------
                                                  1994  1993  1992  1991  1990
                                                  ----  ----  ----  ----  -----
Rate earned on interest earning assets........... 7.78% 8.02% 8.70% 9.77% 10.46%
Rate paid on interest bearing liabilities........ 3.97  3.67  4.33  6.08   7.42
Interest rate spread............................. 3.81  4.35  4.37  3.69   3.04
Net yield on earning assets...................... 4.46  5.00  5.06  4.56   4.07

  Interest income, as reported in "Consolidated Statements of Income," on a nominal yield basis increased in 1994 by $50 million while net interest income increased by only $2 million. The 54 basis point decrease in the net yield in 1994 was a result of a decrease in the yields in the Company's interest earning assets and an increase in the cost of interest bearing liabilities, as discussed earlier. The Company will continue to focus its attention in 1995 on increasing net interest income while at the same time maintaining the current levels in interest rate spreads and net yields. However, it cannot be assured that the negative trend in net yield experienced in 1994 will not continue due to interest rate increases and other factors.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

Taxable Equivalent Basis

                                         Year Ended December 31
                          -------------------------------------------------------
                                     1994                        1993
                          --------------------------- ---------------------------
                           AVERAGE    INCOME/  YIELD/  Average    Income/  Yield/
                           BALANCE    EXPENSE   RATE   Balance    Expense   Rate
                          ----------  -------- ------ ----------  -------- ------
                                             (in Thousands)
ASSETS
Earning assets:
 Loans, net of unearned
  income*...............  $5,355,755  $444,643  8.30% $4,889,217  $416,407  8.52%
 Investment securities:
  Taxable...............     939,696    72,574  7.72     739,647    59,030  7.98
  Tax-exempt............      96,582     9,095  9.42     135,548    13,030  9.61
                          ----------  --------        ----------  --------
  Total investment
   securities...........   1,036,278    81,669  7.88     875,195    72,060  8.23
 Investment securities
  available for sale ...     762,632    40,832  5.35     555,591    33,219  5.98
 Trading account
  securities............     125,805     9,996  7.95     164,757     9,885  6.00
 Federal funds sold and
  securities purchased
  under agreements to
  resell................     137,022     5,599  4.09      90,747     2,712  2.99
 Interest bearing
  deposits with other
  banks.................       5,997       508  8.47      10,720       889  8.29
                          ----------  --------        ----------  --------
  Total earning assets..   7,423,489   583,247  7.86   6,586,227   535,172  8.13
 Allowance for loan
  losses................    (111,132)                    (99,644)
 Unrealized gain (loss)
  on investment
  securities available
  for sale..............      (3,372)                         29
 Cash and due from
  banks.................     360,309                     318,330
 Other assets...........     350,049                     320,802
                          ----------                  ----------
  Total assets..........  $8,019,343                  $7,125,744
                          ==========                  ==========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest bearing
 liabilities:
 Deposits:
  Demand................  $  774,205    18,727  2.42  $  643,744    15,873  2.47
  Savings...............   1,757,172    55,075  3.13   1,658,539    47,870  2.89
  Certificates of deposit
   less than $100,000 and
   other time deposits .   1,855,676    89,739  4.84   1,518,248    76,361  5.03
  Certificates of deposit
   of $100,000 or more..     622,437    28,998  4.66     473,540    21,333  4.50
                          ----------  --------        ----------  --------
  Total interest bearing
   deposits.............   5,009,490   192,539  3.84   4,294,071   161,437  3.76
Federal funds purchased.     380,160    17,246  4.54     409,072    12,464  3.05
Securities sold under
 agreements to
 repurchase.............     243,109     8,598  3.54     240,474     6,741  2.80
Other short-term
 borrowings.............     225,127    10,014  4.45     208,075     6,908  3.32
FHLB and other
 borrowings.............     350,045    17,959  5.13     275,288    11,350  4.12
                          ----------  --------        ----------  --------
  Total interest bearing
   liabilities..........   6,207,931   246,356  3.97   5,426,980   198,900  3.67
                                                ----                        ----
Noninterest bearing
 demand deposits........   1,199,551                   1,123,819
Accrued expenses and
 other liabilities......      37,312                      36,158
Shareholders' equity....     574,549                     538,787
                          ----------                  ----------
  Total liabilities and
   shareholders' equity.  $8,019,343                  $7,125,744
                          ==========                  ==========
Net interest income/net
 interest spread........               336,891  3.89%              336,272  4.46%
                                                ====                        ====
Net yield on earning
 assets.................                        4.54%                       5.11%
                                                ====                        ====
Taxable equivalent
 adjustment:
 Loans..................                 1,894                       2,188
 Investment securities..                 3,386                       4,686
 Investment securities
  available for sale....                   190                         277
 Trading account
  securities............                    53                         108
                                      --------                    --------
  Total taxable
   equivalent
   adjustment...........                 5,523                       7,259
                                      --------                    --------
Net interest income.....              $331,368                    $329,013
                                      ========                    ========

- --------
* Loans on nonaccrual status have been included in the computation of average balances.

                                                                                                                    GROWTH RATE
                                                       Year Ended December 31                                    AVERAGE BALANCES
                          ------------------------------------------------------------------------------------  -------------------
                                     1992                        1991                         1990
                          --------------------------- ---------------------------  ---------------------------  ONE YEAR FIVE YEAR
                           Average    Income/  Yield/  Average    Income/  Yield/   Average    Income/  Yield/   1994-   COMPOUNDED
                           Balance    Expense   Rate   Balance    Expense   Rate    Balance    Expense   Rate     1993   1994-1989
                          ----------  -------- ------ ----------  -------- ------  ----------  -------- ------  -------- ----------
                                                           (in Thousands)
ASSETS
Earning assets:
 Loans, net of unearned
  income*...............  $4,272,780  $400,004  9.36% $3,739,868  $396,904 10.61%  $3,301,274  $377,412 11.43%     9.54%    12.41%
 Investment securities:
  Taxable...............   1,587,245   123,816  7.80   1,466,776   129,304  8.82    1,133,293   102,755  9.07     27.05      1.08
  Tax-exempt............     167,200    15,870  9.49     195,708    17,622  9.00      193,006    18,195  9.43    (28.75)   (13.36)
                          ----------  --------        ----------  --------         ----------  --------
  Total investment
   securities...........   1,754,445   139,686  7.96   1,662,484   146,926  8.84    1,326,299   120,950  9.12     18.41     (0.97)
  Investment securities
   available for sale...      55,618     3,789  6.81          --        --    --           --        --    --     37.27        --
 Trading account
  securities............      94,590     6,631  7.01     100,042     7,945  7.94       85,307     7,268  8.52    (23.64)     3.87
 Federal funds sold and
  securities purchased
  under agreements to
  resell................      73,708     2,441  3.31     117,973     6,578  5.58      142,244    11,298  7.94     50.99     (1.85)
 Interest bearing
  deposits with other
  banks.................      13,058     1,031  7.90      22,875     1,854  8.10       30,877     2,613  8.46    (44.06)   (39.39)
                          ----------  --------        ----------  --------         ----------  --------
  Total earning assets..   6,264,199   553,582  8.84   5,643,242   560,207  9.93    4,886,001   519,541 10.63     12.71     11.03
 Allowance for loan
  losses................    (67,112)                     (54,581)                     (42,911)                    11.53     25.87
 Unrealized gain (loss)
  on investment
  securities available
  for sale..............          --                          --                           --                        --        --
 Cash and due from
  banks.................     289,019                     266,582                      244,796                     13.19      8.90
 Other assets...........     325,015                     273,863                      206,062                      9.12     13.91
                          ----------                  ----------                   ----------
  Total assets..........  $6,811,121                  $6,129,106                   $5,293,948                     12.54     10.89
                          ==========                  ==========                   ==========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest bearing
 liabilities:
 Deposits:
  Demand................  $  536,899    15,366  2.86  $  441,480    19,659  4.45   $  335,931    17,167  5.11     20.27     22.93
  Savings...............   1,581,816    54,557  3.45   1,362,651    72,649  5.33      936,621    61,298  6.54      5.95     17.89
  Certificates of deposit
   less than $100,000 an
   other time deposits..   1,552,718    93,295  6.01   1,572,705   114,512  7.28    1,398,080   113,377  8.11     22.22      8.88
  Certificates of deposit
   of $100,000 or more..     481,402    24,376  5.06     449,413    30,354  6.75      458,504    36,793  8.02     31.44      2.64
                          ----------  --------        ----------  --------         ----------  --------
  Total interest bearing
   deposits.............   4,152,835   187,594  4.52   3,826,249   237,174  6.20    3,129,136   228,635  7.31     16.66     12.29
Federal funds purchased.     617,697    21,822  3.53     461,546    25,542  5.53      399,946    32,224  8.06     (7.07)    (1.19)
Securities sold under
 agreements to
 repurchase.............     269,980     9,064  3.36     406,322    22,124  5.44      522,962    39,296  7.51      1.10    (11.02)
Other short-term
 borrowings.............     191,568     7,722  4.03     126,728     7,788  6.15      146,707    10,811  7.37      8.20     11.89
FHLB and other
 borrowings.............      41,327     2,009  4.86      13,929     1,305  9.37       12,210     1,356 11.11     27.16     97.65
                          ----------  --------        ----------  --------         ----------  --------
  Total interest bearing
   liabilities..........   5,273,407   228,211  4.33   4,834,774   293,933  6.08    4,210,961   312,322  7.42     14.39     10.40
                                                ----                       -----                        -----
Noninterest bearing
 demand deposits........   1,009,136                     832,815                      688,435                      6.74     13.94
Accrued expenses and
 other liabilities......      46,531                      52,035                       47,639                      3.19     (5.90)
Shareholders' equity....     482,047                     409,482                      346,913                      6.64     12.34
                          ----------                  ----------                   ----------
  Total liabilities and
   shareholders' equity.  $6,811,121                  $6,129,106                   $5,293,948                     12.54     10.89
                          ==========                  ==========                   ==========
Net interest income/net
 interest spread........               325,371  4.51%              266,274  3.85%               207,219  3.21%
                                                ====                       =====                        =====
Net yield on earning
 assets.................                        5.19%                       4.72%                        4.24%
                                                ====                       =====                        =====
Taxable equivalent
 adjustment:
 Loans..................                 2,454                       2,528                        2,516
 Investment securities..                 5,840                       6,082                        5,669
 Investment securities
  available for sale....                    70                          --                           --
 Trading account
  securities............                    83                          71                           58
                                      --------                    --------                     --------
  Total taxable
   equivalent
   adjustment...........                 8,447                       8,681                        8,243
                                      --------                    --------                     --------
Net interest income.....              $316,924                    $257,593                     $198,976
                                      ========                    ========                     ========

RATE/VOLUME VARIANCE ANALYSIS

Taxable Equivalent Basis

                                   Average Volume           Change in Volume      Average Rate
                          -------------------------------- --------------------  ----------------
                             1994       1993       1992    1994-1993  1993-1992  1994  1993  1992
                          ---------- ---------- ---------- ---------  ---------  ----  ----  ----
                                             (in Thousands)
EARNING ASSETS:
Loans, net of unearned
 income.................  $5,355,755 $4,889,217 $4,272,780 $466,538   $ 616,437  8.30% 8.52% 9.36%
Investment securities:
 Taxable................     939,696    739,647  1,587,245  200,049    (847,598) 7.72  7.98  7.80
 Tax-exempt.............      96,582    135,548    167,200  (38,966)    (31,652) 9.42  9.61  9.49
                          ---------- ---------- ---------- --------   ---------
   Total investment
    securities..........   1,036,278    875,195  1,754,445  161,083    (879,250) 7.88  8.23  7.96
Investment securities
 available for sale.....     762,632    555,591     55,618  207,041     499,973  5.35  5.98  6.81
Trading account
 securities.............     125,805    164,757     94,590  (38,952)     70,167  7.95  6.00  7.01
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     137,022     90,747     73,708   46,275      17,039  4.09  2.99  3.31
Interest bearing
 deposits with other
 banks..................       5,997     10,720     13,058   (4,723)     (2,338) 8.47  8.29  7.90
                          ---------- ---------- ---------- --------   ---------
   Total earning assets.  $7,423,489 $6,586,227 $6,264,199 $837,262   $ 322,028  7.86  8.13  8.84
                          ========== ========== ========== ========   =========
INTEREST BEARING
 LIABILITIES:
Deposits:
 Demand.................  $  774,205 $  643,744 $  536,899 $130,461   $ 106,845  2.42  2.47  2.86
 Savings................   1,757,172  1,658,539  1,581,816   98,633      76,723  3.13  2.89  3.45
 Certificates of deposit
  less than $100,000 and
  other time deposits...   1,855,676  1,518,248  1,552,718  337,428     (34,470) 4.84  5.03  6.01
 Certificates of deposit
  of $100,000 or more...     622,437    473,540    481,402  148,897      (7,862) 4.66  4.50  5.06
                          ---------- ---------- ---------- --------   ---------
   Total interest
    bearing deposits....   5,009,490  4,294,071  4,152,835  715,419     141,236  3.84  3.76  4.52
Federal funds purchased.     380,160    409,072    617,697  (28,912)   (208,625) 4.54  3.05  3.53
Securities sold under
 agreements to
 repurchase.............     243,109    240,474    269,980    2,635     (29,506) 3.54  2.80  3.36
Other short-term
 borrowings.............     225,127    208,075    191,568   17,052      16,507  4.45  3.32  4.03
FHLB and other
 borrowings.............     350,045    275,288     41,327   74,757     233,961  5.13  4.12  4.86
                          ---------- ---------- ---------- --------   ---------
   Total interest
    bearing liabilities.  $6,207,931 $5,426,980 $5,273,407 $780,951   $ 153,573  3.97  3.67  4.33
                          ========== ========== ========== ========   =========  ----  ----  ----
Net interest income/net
 interest spread........                                                         3.89% 4.46% 4.51%
                                                                                 ====  ====  ====
Net yield on earning
 assets.................                                                         4.54% 5.11% 5.19%
                                                                                 ====  ====  ====
Net cost of funds.......                                                         3.32% 3.02% 3.64%
                                                                                 ====  ====  ====

                                                                                         Variance Attributed to
                                                                           --------------------------------------------------------
                           Interest Income/Expense         Variance                  1994                         1993
                          --------------------------- -------------------  --------------------------  ----------------------------
                            1994      1993     1992   1994-1993 1993-1992  VOLUME     RATE      MIX     Volume     Rate      Mix
                          --------  -------- -------- --------- ---------  -------  --------  -------  --------  --------  --------
                                                                    (in Thousands)
EARNING ASSETS:
Loans, net of unearned
 income.................  $444,643  $416,407 $400,004  $28,236  $ 16,403   $39,733  $(10,493) $(1,004) $ 57,710  $(36,100) $ (5,207)
Investment securities:
 Taxable................    72,574    59,030  123,816   13,544   (64,786)   15,966    (1,906)    (516)  (66,119)    2,859    (1,526)
 Tax-exempt.............     9,095    13,030   15,870   (3,935)   (2,840)   (3,746)     (266)      77    (3,004)      203       (39)
                          --------  -------- --------  -------  --------   -------  --------  -------  --------  --------  --------
   Total investment
    securities..........    81,669    72,060  139,686    9,609   (67,626)   12,220    (2,172)    (439)  (69,123)    3,062    (1,565)
Investment securities
 available for sale.....    40,832    33,219    3,789    7,613    29,430    12,379    (3,472)  (1,294)   34,061      (464)   (4,167)
Trading account
 securities.............     9,996     9,885    6,631      111     3,254    (2,337)    3,206     (758)    4,919      (956)     (709)
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     5,599     2,712    2,441    2,887       271     1,383       996      508       564      (238)      (55)
Interest bearing
 deposits with other
 banks..................       508       889    1,031     (381)     (142)     (392)       19       (8)     (185)       52        (9)
                          --------  -------- --------  -------  --------   -------  --------  -------  --------  --------  --------
   Total earning assets.   583,247   535,172  553,582   48,075   (18,410)   62,986   (11,916)  (2,995)   27,946   (34,644)  (11,712)
INTEREST BEARING
 LIABILITIES:
Deposits:
 Demand.................    18,727    15,873   15,366    2,854       507     3,217      (301)     (62)    3,058    (2,128)     (423)
 Savings................    55,075    47,870   54,557    7,205    (6,687)    2,847     4,113      245     2,646    (8,901)     (432)
 Certificates of deposit
  less than $100,000 and
  other time deposits...    89,739    76,361   93,295   13,378   (16,934)   16,971    (2,939)    (654)   (2,071)  (15,201)      338
 Certificates of deposit
  of $100,000 or more...    28,998    21,333   24,376    7,665    (3,043)    6,708       729      228      (398)   (2,689)       44
                          --------  -------- --------  -------  --------   -------  --------  -------  --------  --------  --------
   Total interest
    bearing deposits....   192,539   161,437  187,594   31,102   (26,157)   29,743     1,602     (243)    3,235   (28,919)     (473)
Federal funds purchased.    17,246    12,464   21,822    4,782    (9,358)     (881)    6,094     (431)   (7,370)   (3,001)    1,013
Securities sold under
 agreements to
 repurchase.............     8,598     6,741    9,064    1,857    (2,323)       74     1,764       19      (991)   (1,496)      164
Other short-term
 borrowings.............    10,014     6,908    7,722    3,106      (814)      566     2,348      192       665    (1,362)     (117)
FHLB and other
 borrowings.............    17,959    11,350    2,009    6,609     9,341     3,082     2,774      753    11,373      (305)   (1,727)
                          --------  -------- --------  -------  --------   -------  --------  -------  --------  --------  --------
   Total interest
    bearing liabilities.   246,356   198,900  228,211   47,456   (29,311)   32,584    14,582      290     6,912   (35,083)   (1,140)
                          --------  -------- --------  -------  --------   -------  --------  -------  --------  --------  --------
Net interest income/net
 interest spread........  $336,891  $336,272 $325,371  $   619  $ 10,901   $30,402  $(26,498) $(3,285) $ 21,034  $    439  $(10,572)
                          ========  ======== ========  =======  ========   =======  ========  =======  ========  ========  ========

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

  Since another economic slowdown could have an adverse effect on property values and, for commercial development projects, cause an increase in vacancy rates, the possibility exists for further writedowns, charge-offs and the transfer of currently performing loans to a nonaccrual status in the real estate and commercial loan categories. The mix of loans in the construction and development portfolios are diversified in areas such as office buildings, retail stores and malls, apartment buildings, health care facilities and industrial warehouses. In addition, the Subsidiary Banks' specialized real estate lending areas review, approve and monitor large real estate credits on a continuing basis.

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

  The provision for loan losses declined 91 percent in 1994 and 32 percent in 1993 compared to an increase of 39 percent in 1992. The decreased provisions in 1994 and 1993 primarily reflect the substantial decrease in nonperforming assets from year-end 1992 as well as the significant decline in net charge-offs for those years.

  Net loan charge-offs decreased 26 percent in 1994 after decreasing 57 percent in 1993 and 21 percent in 1992. A $2.5 million decrease in net charge-offs in commercial, financial and agricultural loans and consumer installment loans constituted the majority of the total $2.8 million decrease in net loan charge-offs in 1994. The decrease in 1993 was due to decreased net charge-offs in all loan categories other than real estate --construction. The decrease in net charge-offs in 1992 resulted from decreased net charge-offs in commercial, financial and agricultural loans and real estate construction loans offset somewhat by increased net charge-offs in the Company's credit card portfolio. During 1994, net charge-offs of commercial, financial and agricultural loans decreased by 57 percent and net charge-offs of consumer installment loans decreased 22 percent while net charge-offs of commercial real estate mortgages increased 135 percent. With regard to the Company's consumer installment loan portfolio, net charge-offs for credit card receivables decreased as a percentage of loans from 3.03 percent in 1993 to 2.42 percent in 1994. Similarly, net charge-offs as a percentage of loans in the Company's indirect consumer installment portfolio, consisting primarily of new and used automobile loans, decreased from 0.14 percent in 1993 to 0.09 percent in 1994. Net charge-offs on residential mortgage loans declined by 31 percent from 1993 levels and represented 4 percent of total net charge-offs down from 5 percent in 1993.

  The following table sets forth information with respect to the Company's loans and the allowance for loan losses for the five years ended December 31, 1994.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                            1994        1993        1992        1991        1990
                         ----------  ----------  ----------  ----------  ----------
                                             (in Thousands)
Loans, net of unearned
 income:
  Average outstanding
   during the year...... $5,355,755  $4,889,217  $4,272,780  $3,739,868  $3,301,274
                         ==========  ==========  ==========  ==========  ==========
Allowance for loan
 losses:
  Balance at beginning
   of year.............. $  110,616  $   83,859  $   55,982  $   42,770  $   37,681
Charge-offs:
  Commercial, financial
   and agricultural.....      3,876       5,338       6,278      11,278       7,850
  Real estate --
    construction........         65         645         315       3,986       2,470
  Real estate --
    mortgage:...........
    Residential.........        447         811       1,309         954       1,406
    Commercial..........      1,009         753       4,649       2,953         981
  Consumer installment..     10,178      12,037      19,174      16,643       9,788
                         ----------  ----------  ----------  ----------  ----------
    Total...............     15,575      19,584      31,725      35,814      22,495
Recoveries:
  Commercial, financial
   and agricultural.....      3,375       4,176       2,213       1,084         875
  Real estate --
    construction........         50          50         304          56         155
  Real estate --
    mortgage:...........
    Residential.........        101         308         302         262         106
    Commercial..........        202         410         381         192          83
  Consumer installment..      3,762       3,768       3,227       2,355       1,868
                         ----------  ----------  ----------  ----------  ----------
    Total...............      7,490       8,712       6,427       3,949       3,087
                         ----------  ----------  ----------  ----------  ----------
    Net charge-offs.....      8,085      10,872      25,298      31,865      19,408
Provision charged to
 income.................      3,404      36,306      53,175      38,199      24,193
Additions due to
 acquisitions...........      1,248       1,323         --        6,878         304
                         ----------  ----------  ----------  ----------  ----------
Balance at end of year.. $  107,183  $  110,616  $   83,859  $   55,982  $   42,770
                         ==========  ==========  ==========  ==========  ==========
Net charge-offs to
 average loans
 outstanding during the
 year...................        .15%        .22%        .59%        .85%        .59%

  When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance decreased 3 percent in 1994 and at year-end was 1.86 percent of outstanding loans compared to 2.13 percent at December 31, 1993 and 1.79 percent at December 31, 1992. The decrease is due in part to historically low net charge-offs. As shown in the table below, management determined that at December 31, 1994, approximately 13 percent of the allowance for loan losses was related to commercial, financial and agricultural loans, 21 percent was associated with real estate loans and 19 percent was related to consumer installment loans. Approximately 47 percent of the allowance remained unallocated to any specific category due to uncertainties related to loan portfolios acquired in connection with business combinations with regard to underwriting standards and other factors and the potential for increased defaults on variable rate loans in an increasing rate environment. In addition, a portion of the unallocated allowance is due to the returning of previously nonperforming loans to performing status. While additional provision is provided with respect to these loans when identified as nonperforming, the corresponding portion of the allowance remains a component of the total allowance upon a loan's return to performing status.

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                               December 31
                          --------------------------------------------------------------------------------------
                                1994              1993              1992             1991             1990
                          ----------------- ----------------- ---------------- ---------------- ----------------
                                   PERCENT           Percent          Percent          Percent          Percent
                           AMOUNT  OF TOTAL  Amount  of Total Amount  of Total Amount  of Total Amount  of Total
                          -------- -------- -------- -------- ------- -------- ------- -------- ------- --------
                                                              (in Thousands)
Commercial, financial
 and agricultural.......  $ 13,917   13.0%  $ 14,933   13.5%  $13,501   16.1%  $13,995   25.0%  $11,334   26.5%
Real estate --
  construction..........     4,412    4.1      4,867    4.4     5,283    6.3     5,374    9.6     7,741   18.1
Real estate -- mortgage:
 Residential............     5,341    5.0      3,319    3.0     2,935    3.5     3,527    6.3     1,283    3.0
 Commercial.............    13,143   12.2     16,371   14.8     8,973   10.7     6,438   11.5     4,448   10.4
Consumer installment....    20,232   18.9     17,920   16.2    19,791   23.6    19,202   34.3    12,147   28.4
Unallocated.............    50,138   46.8     53,206   48.1    33,376   39.8     7,446   13.3     5,817   13.6
                          --------  -----   --------  -----   -------  -----   -------  -----   -------  -----
                          $107,183  100.0%  $110,616  100.0%  $83,859  100.0%  $55,982  100.0%  $42,770  100.0%
                          ========  =====   ========  =====   =======  =====   =======  =====   =======  =====

NONPERFORMING ASSETS

  Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed real estate. It is the general policy of the Subsidiary Banks to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is 90 days or more past due as to principal or interest and the ultimate collection of either is in doubt, unless the loan is well-collateralized and in the process of collection. Accrual of interest income on consumer loans is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

  Nonperforming assets at December 31, 1994, were $19.3 million, a decrease of $20.8 million from year-end 1993. Nonperforming loans decreased $7.0 million from year-end 1993 to $12.3 million. The decrease in nonperforming loans was the result of management's efforts in resolving a limited number of large, unrelated, geographically-dispersed commercial real estate credits previously on nonaccrual status. Some of the amounts removed from nonperforming status were transferred to the other real estate owned category. During 1994, $3.4 million of loans were transferred to other real estate owned offset by total sales of other real estate owned of $18.2 million. Of these sales, $6.8 million were cash sales while $11.4 million represented loans originated by the Subsidiary Banks to facilitate the sale of other real estate. During 1993, loans transferred to other real estate owned totaled $8.1 million, cash sales were $16.1 million, loans to facilitate the sale of other real estate owned were $8.7 million, and writedowns totaled $1.6 million.

  Even though the stabilization in the commercial real estate market in the Southeastern part of the country continued during 1994, management closely monitored and will continue to monitor the Company's real estate and commercial loan portfolio during 1995. Particular attention will be focused on those credits targeted by the loan monitoring and review process. Management continues to emphasize the need to maintain a low level of nonperforming assets and to return current nonperforming assets to an earning status.

  Renegotiated loans decreased $5.7 million from year-end 1993 while foreclosed real estate decreased $13.9 million for the year. Loans past due 90 days or more decreased $400,000 compared to the 1993 year-end level. Other foreclosed or repossessed assets at year-end 1994 totaled less than $300,000. There were no accruing loans greater than $500,000 past due 90 days or more at year-end 1994.

  At December 31, 1994, nonperforming assets were 0.33 percent of loans outstanding and foreclosed real estate held for sale compared to 0.77 percent at year-end 1993. Nonaccrual loans were 0.19 percent of loans outstanding at year-end 1994 compared to the previous year-end level of 0.23 percent, while renegotiated loans decreased to 0.02 percent of loans outstanding at December 31, 1994, from 0.14 percent a year earlier.

  The following table summarizes the Company's nonperforming assets for each of the last five years. Also provided are tables which detail nonaccrual loans and loans with terms modified in troubled debt restructurings at December 31, 1994 and 1993.

                              NONPERFORMING ASSETS

                                                 December 31
                                   -------------------------------------------
                                    1994     1993     1992     1991     1990
                                   -------  -------  -------  -------  -------
                                               (in Thousands)
Loans on nonaccrual............... $10,853  $12,165  $20,950  $28,664  $43,502
Renegotiated loans................   1,428    7,143    7,572    8,151    3,395
                                   -------  -------  -------  -------  -------
  Total nonperforming loans.......  12,281   19,308   28,522   36,815   46,897
Other real estate.................   6,980   20,831   37,403   40,769   29,863
                                   -------  -------  -------  -------  -------
  Total nonperforming assets...... $19,261  $40,139  $65,925  $77,584  $76,760
                                   =======  =======  =======  =======  =======
Loans 90 days past due............ $ 3,736  $ 4,143  $ 3,595  $ 7,915  $ 4,036
Total nonperforming loans as a
 percentage of loans..............     .21%     .37%     .61%     .92%    1.35%
Total nonperforming assets as a
 percentage of loans and ORE......     .33      .77     1.40     1.93     2.18
Loans 90 days past due as a
 percentage of loans..............     .06      .08      .08      .20      .12

  Other loans within the Company's portfolio may become classified as nonperforming as conditions dictate; however, management was not aware of any such loan that was material in amount at December 31, 1994.

  Details of nonaccrual loans at December 31, 1994 and 1993 appear below:

                                                                  1994    1993
                                                                 ------- -------
                                                                 (in Thousands)
Principal balance............................................... $10,853 $12,165
Interest that would have been recorded under original terms.....   1,324   1,606
Interest actually recorded......................................     466     643

  Details of loans with terms modified in troubled debt restructurings at December 31, 1994 and 1993 appear below:

                                                                  1994    1993
                                                                 ------- -------
                                                                 (in Thousands)
Principal balance............................................... $ 1,428 $ 7,143
Interest that would have been recorded under original terms.....     111     578
Interest actually recorded......................................      88     570

NONINTEREST INCOME

  Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, profits and commissions earned through securities and insurance sales, and trading activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income for 1994 decreased 17 percent while noninterest income for 1993 showed an increase of 7 percent.

                               NONINTEREST INCOME

                                    Year Ended December 31     Percent Change
                                   ------------------------- -------------------
                                    1994      1993    1992   1994/1993 1993/1992
                                   -------  -------- ------- --------- ---------
                                        (in Thousands)
Service charges on deposit ac-
 counts..........................  $44,318  $ 39,020 $36,291    13.6%      7.5%
Trust fees.......................   16,111    16,648  14,190    (3.2)     17.3
Trading account profits (losses)
 and commissions.................   (2,533)   11,351  13,808  (122.3)    (17.8)
Investment securities gains, net.    3,224     1,036   1,266   211.2     (18.2)
Loss on purchase of securities
 from common trust fund..........   (8,222)       --      --      --        --
Credit card service charges and
 fees............................    7,167     6,741   6,310     6.3       6.8
Other............................   25,566    28,390  25,022    (9.9)     13.5
                                   -------  -------- -------
  Total noninterest income.......  $85,631  $103,186 $96,887   (17.0)      6.5
                                   =======  ======== =======

  Fee income from service charges on deposit accounts increased 14 percent in 1994 following an 8 percent increase in 1993. Continued emphasis on low cost checking account services, appropriate pricing for transaction deposit accounts and fee collection practices for other deposit services contributed to the increased levels of income for both years. Increases during 1994 and 1993 were further influenced by the increase in both the number of accounts and balances outstanding in transaction deposit accounts.

  Trust fees or income from fee-based fiduciary activities decreased 3 percent in 1994 compared to the 17 percent increase in 1993. The decrease in 1994 is due primarily to a slight decrease in assets administered at the Trust Division of Compass Bank and the Company's River Oaks Trust Company subsidiary from $5.9 billion at the end of 1993 to $5.8 billion at December 31, 1994. The decrease in trust fees was also impacted by reduced mutual fund participation and the fact that fees were reduced as the value of fixed income assets under administration declined as the general level of interest rates rose.

  Trading account profits and commissions on bond sales and trading activities decreased from income of $11.4 million in 1993 to a loss of $2.5 million in 1994. This $13.9 million decrease was due in large part to an $8.4 million decline during the first two quarters of the year in the market value of speculative securities held in the Company's trading account, primarily collateralized mortgage obligation inverse floaters ("inverse floaters"). Such inverse floaters represented securities in which the coupon, and consequently the return, floated inversely to changes in interest rates. The coupons on inverse floaters are generally a function of a base rate minus the product of a multiplier and a floating index. In the case of the inverse floaters held by the Company in its trading account, the coupon rate was typically based on a base rate less two times 1-month LIBOR. Therefore, for each 100 basis point increase in 1-month LIBOR, the coupon earned on such securities declined by 200 basis points. As the level of interest rates rose in the first six months of 1994, the repayment speed on the mortgages collateralizing the inverse floaters slowed, which caused the average life of such securities to extend at the same time coupon rates were falling. The resulting decreased yield and the extended weighted average life generated a substantial decline in market value. All inverse floaters held in the trading account were sold prior to the end of the second quarter.

  The remaining decrease in trading account profits and commissions resulted from the increase in the general level of interest rates during 1994. It should be noted that changes in the trading account profits and commissions in future quarters cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will or will not continue at their current levels. For a discussion of the composition of the trading account and interest rate contracts held in the trading account at December 31, 1994, see pages 17 and 23.

  The $8.2 million loss on purchase of securities from common trust fund resulted from the purchase of inverse floaters by the Company during the second quarter from a common trust fund managed by the Trust Division of Compass Bank. Due to the increase in the general level of interest rates, the common trust fund customers faced significant losses on inverse floaters held in the portfolio. After evaluating the suitability of these investments for the common trust fund subsequent to the decline in market value, the Company determined that it would be in the best interests of the Company, Compass Bank, and its trust customers to purchase these securities at book value from the common trust fund. As a result of this decision, the Company purchased inverse floaters with a fair value of $27.0 million from the common trust fund at the fund's cost of $35.2 million with the difference between purchase price and fair value reflected in the Company's "Consolidated Statements of Income" as a separate component of noninterest income. At December 31, 1994, these securities were classified as held-to-maturity in the Company's investment securities portfolio at $26.2 million, which represents its cost of $27.0 million less subsequent principal payments received.

  Following the purchase of the inverse floaters, the Company conducted a review of all securities held by the common trust funds managed by the Company or its subsidiaries. No inverse floaters or other high risk derivatives are held by the common trust funds, however, certain individual trust accounts hold derivative securities which may include high risk derivative securities. In those cases where derivative securities continue to be held in individual trust accounts, either (a) Compass Bank continues to monitor the securities and the securities remain subject to sale, but the Company believes after reasonable investigation that it is not desirable, in light of the current illiquid and depressed market for the securities and other factors relevant to the account, to dispose of the securities at this time, or (b) at the direction of the customer or following consultation with the customer, the securities have been placed in a held-to-maturity account.

  No other "high risk" derivatives are held by the Company in its held-to-maturity and available-for-sale portfolios at December 31, 1993 or 1994, other than those inverse floaters held by the parent company as of December 31, 1994, as discussed above.

  Credit card service charge and fee income increased six percent in 1994 after increasing seven percent in 1993. Increases in merchants' discounts and in the annual credit card fees accounted for the increase.

  Recurring items of other noninterest income decreased $10.1 million in 1994 following an increase of $7.4 million in 1993. The decrease in 1994 resulted primarily from trading account losses experienced as a result of declining interest rates offset to an extent by increases in service charge income.

  Nonrecurring items of other noninterest income, excluding the loss on purchase of securities from common trust fund, equaled $4.1 million in 1994 and $3.3 million for 1993. Nonrecurring items of noninterest income include net gains on sales of investment portfolio securities, net gains on the sale of fixed assets and other real estate owned, and gains on loan settlements. Nonrecurring items represented five percent of overall noninterest income in 1994, three percent in 1993, and four percent in 1992. The net gains on sales of investment securities in 1994 were $3.2 million compared to $1.0 million in 1993. Also included in nonrecurring noninterest income are the gains recognized on the sales of assets such as fixed assets and other real estate owned. These gains decreased from $900,000 in 1993 to $150,000 in 1994 due primarily to decreased sales of other real estate owned. Gains on loan settlements at amounts in excess of the discounted carrying values relating to the Company's 1990 and 1991 acquisitions of certain failed banks in Texas accounted for 18 percent of the total nonrecurring income for 1994 compared to 41 percent in 1993 and 69 percent in 1992.

NONINTEREST EXPENSE

  Noninterest expense for 1994 increased two percent following an increase of five percent in 1993. Total salaries and other personnel expenses increased two percent from 1993 with regular incentive bonuses decreasing from 1993 levels. Salaries alone increased four percent during 1994 and five percent in 1993 due to normal increases relating to additions to staff and merit increases, while the increase in 1994 also reflected the impact of staff additions resulting from the Company's 1994 acquisitions. During 1994, employee benefits decreased 6 percent after increasing 14 percent in 1993. The decrease in employee benefits during 1994 was due to decreased accruals related to the Company's projected contributions to the employee stock ownership plan partially offset by increased pension plan expense.

                              NONINTEREST EXPENSE

                                    Year Ended December 31     Percent Change
                                  -------------------------- -------------------
                                    1994     1993     1992   1994/1993 1993/1992
                                  -------- -------- -------- --------- ---------
                                        (in Thousands)
Salaries......................... $110,796 $105,378 $ 99,114     5.1%      6.3%
Commissions......................    2,501    3,812    4,431   (34.4)    (14.0)
Other personnel expense..........   20,549   21,895   19,243    (6.1)     13.8
Net occupancy expense............   21,406   19,367   17,960    10.5       7.8
Equipment expense................   20,146   18,219   16,312    10.6      11.7
Bank travel and entertainment....    6,608    6,417    6,326     3.0       1.4
Other real estate expenses.......      779    3,351    8,007   (76.8)    (58.1)
Marketing........................    6,820    5,859    5,240    16.4      11.8
Professional services............   16,234   17,236   16,087    (5.8)      7.1
Supplies.........................    7,546    6,998    6,570     7.8       6.5
FDIC insurance...................   13,840   12,151   11,568    13.9       5.0
Other............................   34,741   37,020   35,087    (6.2)      5.5
                                  -------- -------- --------
  Total noninterest expense...... $261,966 $257,703 $245,945     1.7       4.8
                                  ======== ======== ========

  Net occupancy expense increased by 11 percent in 1994 following an 8 percent increase in 1993. These increases in occupancy expense were due principally to bank acquisitions, opening of new branches, and normal renovation of existing properties. Equipment expense increased 11 percent in 1994 and 12 percent in 1993 due to equipment replacements and upgrades necessary to support increased business growth.

  Other noninterest expense, as reflected in the "Consolidated Statements of Income," decreased by five percent compared to an increase of less than one percent in 1993. Professional service expenses decreased six percent in 1994 as a result of decreased legal expenses after increasing seven percent in 1993 while bank travel and entertainment expenses increased three percent in 1994 and one percent in 1993, primarily due to acquisition activity. The amount the Subsidiary Banks paid for Federal deposit insurance increased $1.7 million in 1994 after increasing less than $600,000 in 1993. The amount of FDIC insurance premiums paid by the Subsidiary Banks is a function of both the Subsidiary Banks' deposit base and the rate at which insurance premiums are assessed by the FDIC, which is based in part on the capital adequacy of each bank. Because each of the Subsidiary Banks meets the regulatory definition of "well-capitalized," this expense reflects the lowest possible assessment rate charged by the FDIC.

  With regard to FDIC insurance, under applicable law, Federal regulators are authorized to set assessments for the Bank Insurance Fund ("BIF") at the level necessary to maintain a designated reserve ratio. Due to the fact that BIF should achieve the designated reserve ratio in 1995, the Federal regulators have proposed substantially reducing the BIF premiums paid by healthy banking institutions. Under this proposal, the insurance rate for the Company's BIF deposits should decrease substantially. At this time, however, the Federal regulators have not proposed any reduction in the Savings Association Insurance Fund

("SAIF") premiums paid by savings and loan associations. Given that a substantial portion of the Company's deposit base is BIF-insured, it is anticipated that the total amount of FDIC insurance premiums paid by the Subsidiary Banks should decrease in 1995. However, this proposed reduction in BIF premiums has met strong opposition from the savings and loan industry, and it is impossible to predict whether in fact there will be a reduction in BIF premiums or another regulatory or statutory response. As of December 31, 1994, the Subsidiary Banks had BIF deposits totaling approximately $5.9 billion and SAIF deposits of approximately $1.1 billion.

INCOME TAXES

  Income tax expense increased $3.5 million, or 7 percent, to $52.0 million for the year ended December 31, 1994. The effective tax rate as a percentage of pretax income was 34 percent in 1994, 35 percent in 1993, and 34 percent in 1992. The statutory federal rate was 35 percent for 1994 and 1993 and 34 percent for 1992. The lower effective tax rate in 1994 was due to the favorable settlement of a three-year IRS audit. For further information concerning the provision for income taxes, refer to Note 13, Income Tax Expense, of the "Notes to Consolidated Financial Statements."

OTHER ACCOUNTING ISSUES

  During the second quarter of 1993, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Financial Accounting Statement No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures, ("FAS114"). FAS114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or costs, premium, or discount existing at the inception or acquisition of the loan. FAS114 is effective for fiscal years beginning after December 15, 1994, with earlier adoption permitted. The Company chose not to adopt FAS114 prior to its effective date and will adopt FAS114 in the first quarter of 1995. Presently, the Company is unable to quantify the impact that adoption of FAS114 will have on the consolidated financial statements of the Company, but management anticipates that the impact will not be material.

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

  Various information shown elsewhere in this Annual Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the compositions of the loan and securities portfolios, the data on the interest sensitivity of loans and deposits, and the information related to off-balance sheet hedging activities discussed in Note 6, Derivative Financial Instruments, of "Notes to Consolidated Financial Statements" should be considered.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................  43
Consolidated Balance Sheets as of December 31, 1994 and 1993..............  44
Consolidated Statements of Income for the years ended December 31, 1994,
 1993 and 1992............................................................  45
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1994, 1993 and 1992.........................................  46
Consolidated Statements of Cash Flows for the years ended December 31,
 1994, 1993 and 1992......................................................  47
Summary of Significant Accounting Policies -- December 31, 1994, 1993 and
 1992.....................................................................  48
Notes to Consolidated Financial Statements -- December 31, 1994, 1993 and
 1992.....................................................................  51
Quarterly Results (Unaudited).............................................  71

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Compass Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Compass Bancshares, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

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

                                          KPMG Peat Marwick LLP

Birmingham, Alabama
January 17, 1995

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            December 31
                                                       ----------------------
                                                          1994        1993
                                                       ----------  ----------
                                                          (in Thousands)
ASSETS
Cash and due from banks............................... $  483,253  $  283,783
Interest bearing deposits with other banks............         99      10,474
Investment securities (market value of $1,764,407 and
 $631,794 for 1994 and 1993, respectively):
  Taxable.............................................  1,724,023     494,202
  Tax-exempt..........................................     89,314     110,262
                                                       ----------  ----------
    Total investment securities.......................  1,813,337     604,464
Investment securities available for sale (unrealized
 holding loss of $15,705 for 1994; unrealized holding
 gain of $10,497 for 1993)............................    701,940     645,454
Trading account securities............................     58,012     239,491
Federal funds sold and securities purchased under
 agreements to resell.................................     46,535     144,764
Loans.................................................  5,762,700   5,200,935
Less: Unearned income.................................     (1,189)     (3,471)
  Allowance for loan losses...........................   (107,183)   (110,616)
                                                       ----------  ----------
      Net loans.......................................  5,654,328   5,086,848
Premises and equipment, net...........................    201,419     176,790
Other assets..........................................    164,330     141,526
                                                       ----------  ----------
      TOTAL ASSETS.................................... $9,123,253  $7,333,594
                                                       ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing................................. $1,364,797  $1,156,039
  Interest bearing....................................  5,697,607   4,469,058
                                                       ----------  ----------
    Total deposits....................................  7,062,404   5,625,097
Federal funds purchased...............................    484,189     414,704
Securities sold under agreements to repurchase........    348,235     208,739
Other short-term borrowings...........................    104,598     171,014
Accrued expenses and other liabilities................     38,272      37,266
FHLB and other borrowings.............................    484,942     325,437
                                                       ----------  ----------
    Total liabilities.................................  8,522,640   6,782,257
Shareholders' equity:
  Common stock of $2 par value:
    Authorized -- 100,000,000 shares;
    Issued -- 36,972,448 shares in 1994 and 36,927,277
     shares in 1993...................................     73,945      73,854
  Loans to finance stock purchases....................     (5,914)     (6,576)
  Surplus.............................................     37,862      37,050
  Net unrealized holding gain (loss) on available-for-
   sale securities....................................    (11,509)      6,545
  Retained earnings...................................    506,229     440,464
                                                       ----------  ----------
    Total shareholders' equity........................    600,613     551,337
                                                       ----------  ----------
Commitments (Notes 6 and 7)
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...... $9,123,253  $7,333,594
                                                       ==========  ==========

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                               Year Ended December 31
                                       ---------------------------------------
                                           1994          1993         1992
                                       ------------  ------------ ------------
                                        (in Thousands Except Per Share Data)
INTEREST INCOME:
  Interest and fees on loans.......... $    442,749  $    414,219 $    397,550
  Interest on investment securities:
    Taxable...........................       72,574        59,030      123,816
    Tax-exempt........................        5,709         8,344       10,030
                                       ------------  ------------ ------------
      Total interest on investment
       securities.....................       78,283        67,374      133,846
  Interest on investment securities
   available for sale.................       40,642        32,942        3,719
  Interest on trading account
   securities.........................        9,943         9,777        6,548
  Interest on federal funds sold and
   securities purchased under
   agreements to resell...............        5,599         2,712        2,441
  Interest on interest bearing
   deposits with other banks..........          508           889        1,031
                                       ------------  ------------ ------------
      TOTAL INTEREST INCOME...........      577,724       527,913      545,135
INTEREST EXPENSE:
  Interest on deposits................      192,539       161,437      187,594
  Interest on federal funds purchased
   and securities sold under
   agreements to repurchase...........       25,844        19,205       30,886
  Interest on other short-term
   borrowings.........................       10,014         6,908        7,722
  Interest on FHLB and other
   borrowings.........................       17,959        11,350        2,009
                                       ------------  ------------ ------------
      TOTAL INTEREST EXPENSE..........      246,356       198,900      228,211
                                       ------------  ------------ ------------
      Net interest income.............      331,368       329,013      316,924
Provision for loan losses.............        3,404        36,306       53,175
                                       ------------  ------------ ------------
      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES......      327,964       292,707      263,749
NONINTEREST INCOME:
  Service charges on deposit accounts.       44,318        39,020       36,291
  Trust fees..........................       16,111        16,648       14,190
  Trading account profits (losses) and
   commissions........................       (2,533)       11,351       13,808
  Investment securities gains, net....        3,224         1,036        1,621
  Writedown of securities available
   for sale...........................           --            --         (355)
  Loss on purchase of securities from
   common trust fund..................       (8,222)           --           --
  Credit card service charges and
   fees...............................        7,167         6,741        6,310
  Other...............................       25,566        28,390       25,022
                                       ------------  ------------ ------------
      TOTAL NONINTEREST INCOME........       85,631       103,186       96,887
                                       ------------  ------------ ------------
NONINTEREST EXPENSE:
  Salaries, benefits and commissions..      133,846       131,085      122,788
  Net occupancy expense...............       21,406        19,367       17,960
  Equipment expense...................       20,146        18,219       16,312
  FDIC insurance......................       13,840        12,151       11,568
  Other...............................       72,728        76,881       77,317
                                       ------------  ------------ ------------
      TOTAL NONINTEREST EXPENSE.......      261,966       257,703      245,945
                                       ------------  ------------ ------------
      Net income before income tax
       expense........................      151,629       138,190      114,691
Income tax expense....................       51,958        48,472       38,688
                                       ------------  ------------ ------------
      NET INCOME...................... $     99,671  $     89,718 $     76,003
                                       ============  ============ ============
Net income per common share........... $       2.68  $       2.37 $       2.01
Weighted average common shares
 outstanding..........................       37,197        37,187       36,861

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                                    Net
                                                                                 Unrealized
                                                                                  Holding
                                                                                   Gain/
                                           Loans to                              (Loss) on
                                            Finance                              Available-     Total
                         Preferred Common    Stock            Retained  Treasury  For-Sale  Shareholders'
                           Stock    Stock  Purchases Surplus  Earnings   Stock   Securities    Equity
                         --------- ------- --------- -------  --------  -------- ---------- -------------
                                                         (in Thousands)
Balance December 31,
 1991................... $ 23,110  $48,571  $    --  $50,386  $331,438   $  --    $     --    $453,505
 Net income -- 1992.....       --       --       --       --    76,003      --          --      76,003
 Effect of 3-for-2 stock
  split.................       --   23,880       --  (23,897)       --      --          --         (17)
 Cash common dividends
  declared ($.67 per
  share)................       --       --       --       --   (22,120)     --          --     (22,120)
 Cash preferred
  dividends declared
  ($8.00 per share).....       --       --       --       --    (2,089)     --          --      (2,089)
 Cash dividends declared
  by pooled banks prior
  to acquisition........       --       --       --       --      (219)     --          --        (219)
 Exercise of stock
  options...............       --    1,268   (3,119)   5,216        (5)      9          --       3,369
 Tax benefit of stock
  options exercised.....       --       --       --    1,908        --      --          --       1,908
 Purchase of treasury
  stock.................       --       --       --       --        --      (9)         --          (9)
 Issuance of common
  stock.................       --       --       --      486        --      --          --         486
                         --------  -------  -------  -------  --------   -----    --------    --------
Balance December 31,
 1992...................   23,110   73,719   (3,119)  34,099   383,008      --          --     510,817
 Net income -- 1993.....       --       --       --       --    89,718      --          --      89,718
 Cash common dividends
  declared ($.76 per
  share)................       --       --       --       --   (27,502)     --          --     (27,502)
 Cash preferred
  dividends declared
  ($5.98 per share).....       --       --       --       --    (1,531)     --          --      (1,531)
 Cash dividends declared
  by pooled banks prior
  to acquisition........       --       --       --       --      (139)     --          --        (139)
 Exercise of stock
  options...............       --      135       --      583        --      --          --         718
 Purchase of treasury
  stock.................       --       --       --       --        --    (410)         --        (410)
 Treasury shares issued
  for options...........       --       --       --       --      (235)    410          --         175
 Loans to finance stock
  purchases.............       --       --   (3,457)      --        --      --          --      (3,457)
 Issuance of common
  stock.................       --       --       --    2,368        --      --          --       2,368
 Retirement of preferred
  stock................. (23,110)       --       --       --    (2,855)     --          --     (25,965)
 Effect of adoption of
  FASB Statement No.
  115 -- Accounting for
  Certain Investments in
  Debt and Equity
  Securities............       --       --       --       --        --      --       6,545       6,545
                         --------  -------  -------  -------  --------   -----    --------    --------
Balance December 31,
 1993...................       --   73,854   (6,576)  37,050   440,464      --       6,545     551,337
 NET INCOME -- 1994.....       --       --       --       --    99,671      --          --      99,671
 CASH COMMON DIVIDENDS
  DECLARED ($.92 PER
  SHARE)................       --       --       --       --   (33,898)     --          --     (33,898)
 EXERCISE OF STOCK
  OPTIONS...............       --       91       --      489        --      --          --         580
 TAX BENEFIT OF STOCK
  OPTIONS EXERCISED.....       --       --       --       27        --      --          --          27
 PURCHASE OF TREASURY
  STOCK.................       --       --       --       --        --     (14)         --         (14)
 TREASURY SHARES ISSUED
  FOR OPTIONS...........       --       --       --       --        (8)     14          --           6
 LOANS TO FINANCE STOCK
  PURCHASES, NET OF
  REPAYMENTS............       --       --      662       --        --      --          --         662
 ISSUANCE OF COMMON
  STOCK.................       --       --       --      296        --      --          --         296
 CHANGE IN UNREALIZED
  GAIN/(LOSS) ON
  SECURITIES AVAILABLE
  FOR SALE..............       --       --       --       --        --      --     (18,054)    (18,054)
                         --------  -------  -------  -------  --------   -----    --------    --------
 BALANCE DECEMBER 31,
  1994.................. $     --  $73,945  $(5,914) $37,862  $506,229   $  --    $(11,509)   $600,613
                         ========  =======  =======  =======  ========   =====    ========    ========

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31
                                              ---------------------------------
                                                 1994        1993       1992
                                              -----------  ---------  ---------
                                                      (in Thousands)
OPERATING ACTIVITIES:
 Net income.................................  $    99,671  $  89,718  $  76,003
 Adjustments to reconcile net income to cash
  provided (used) by operations:
 Depreciation and amortization..............       28,391     26,582     23,184
 Accretion of discount and loan fees........      (12,514)    (9,045)   (10,136)
 Provision for loan losses..................        3,404     36,306     53,175
 Net change in trading account securities...      203,466   (133,445)   (25,931)
 Net change in mortgage loans available for
  sale......................................         (152)   (15,795)        --
 Deferred tax expense (benefit).............        1,702     (6,757)   (10,958)
 Net gain on sale of investment securities..       (3,224)    (1,036)    (1,621)
 Loss on purchase of securities from common
  trust fund................................        8,222         --         --
 Net gain on sale of premises and equipment.         (175)       (37)       (65)
 Net gain on sale of other real estate
  owned.....................................          (75)      (926)       (15)
 Provision for losses on other real estate
  owned, net of recoveries..................         (203)     1,602      5,100
 Writedown of investment securities
  available for sale........................           --         --        355
 (Increase)/decrease in interest receivable.      (19,313)     8,133      4,284
 (Increase)/decrease in other assets........        4,656     (1,472)    33,526
 Increase/(decrease) in interest payable....        8,508     (3,771)    (8,260)
 Increase/(decrease) in taxes payable.......        2,101        103     (5,308)
 Increase/(decrease) in other payables......       (2,426)     4,338      3,243
                                              -----------  ---------  ---------
  Net cash provided (used) by operating
   activities...............................      322,039     (5,502)   136,576
INVESTING ACTIVITIES:
 Proceeds from sales of investment
  securities................................          698     48,846     64,657
 Proceeds from maturities/calls of
  investment securities.....................      297,893    442,415    696,705
 Purchases of investment securities.........   (1,287,738)   (51,875)  (464,498)
 Proceeds from sales of investment
  securities available for sale.............      239,767     57,347      5,296
 Proceeds from maturities/calls of
  investment securities available for sale..      106,737    251,826         --
 Purchases of investment securities
  available for sale........................     (654,370)  (284,748)        --
 Net (increase)/decrease in federal funds
  sold and securities purchased under
  agreements to resell......................      244,779    (79,811)    56,011
 Net increase in loan portfolio.............     (441,565)  (386,927)  (739,187)
 Proceeds from sales of loans...............           --         --      5,336
 Net cash received (paid) in acquisitions of
  banks.....................................      811,649    (16,016)        --
 Purchases of premises and equipment........      (27,617)   (38,088)   (34,795)
 Proceeds from sales of premises and
  equipment.................................          955      2,143        622
 Net decrease in interest bearing deposits
  with other banks..........................       10,376      1,001      4,838
 Proceeds from sales of other real estate
  owned.....................................        6,843     16,133      9,797
                                              -----------  ---------  ---------
  Net cash used by investing activities.....     (691,593)   (37,754)  (395,218)
FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW
  accounts and savings accounts.............       87,441     63,601    215,232
 Net increase/(decrease) in time deposits...      219,029       (900)    87,015
 Net increase/(decrease) in federal funds
  purchased.................................       62,385   (130,901)  (126,370)
 Net increase/(decrease) in securities sold
  under agreements to repurchase............      139,496    (25,931)  (121,846)
 Net increase/(decrease) in short-term
  borrowings................................      (66,484)    38,681     14,980
 Proceeds from FHLB advances and other
  borrowings................................      159,619    122,505    198,000
 Repayment of other borrowings..............         (179)    (3,481)    (7,273)
 Purchase of treasury shares................          (14)      (410)        (9)
 Common dividends paid......................      (33,898)   (27,641)   (22,234)
 Preferred dividends paid...................           --     (1,531)    (2,089)
 Redemption of preferred stock..............           --    (25,965)        --
 Repayment of loans to finance stock
  purchases.................................          747         --         --
 Proceeds from issuance of common stock.....           --          9        486
 Proceeds from exercise of stock options....          882      2,911      6,484
                                              -----------  ---------  ---------
  Net cash provided by financing activities.      569,024     10,947    242,376
                                              -----------  ---------  ---------
Net increase (decrease) in cash and due from
 banks......................................      199,470    (32,309)   (16,266)
Cash and due from banks at beginning of the
 year.......................................      283,783    316,092    332,358
                                              -----------  ---------  ---------
Cash and due from banks at end of the year..  $   483,253  $ 283,783  $ 316,092
                                              ===========  =========  =========

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       DECEMBER 31, 1994, 1993 AND 1992

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

  Prior years' financial statements have been restated to reflect acquisitions consummated during 1994 accounted for using the pooling-of-interests method of accounting. Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition. Certain items in prior years' financial statements have been reclassified to conform with the current financial statement presentations.

BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of the Company and its subsidiaries, Compass Bank (and its wholly-owned subsidiaries), Central Bank of the South, Compass Bank-Florida, Compass Banks of Texas, Inc. (and its wholly-owned subsidiaries) (collectively, the "Subsidiary Banks"), Compass Land Holding Corporation and Compass Underwriters, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

SECURITIES

  Securities are held in three portfolios: (i) trading account securities,
(ii) held-to-maturity securities, and (iii) securities available for sale. Trading account securities are stated at market value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and ability to hold such securities until maturity. On December 31, 1993, the Company adopted Financial Accounting Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS115") which requires that investment securities available for sale be reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of stockholders' equity. The adoption of FAS115 did not affect the Company's methodology for determining the carrying value of its trading account securities or its investment securities held to maturity. During all periods prior to the date of adoption, the Company reported securities available for sale at the lower-of-cost-or-market with any valuation adjustment reflected in earnings as required by generally accepted accounting principles at that time. Additionally, FAS115 specifies accounting principles in regard to transfers among the three portfolios and the conditions that would permit such transfers. Investment securities available for sale are classified as such due to the fact that management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. The adoption of FAS115 resulted in the addition of $6.5 million to stockholders' equity at December 31, 1993, representing the tax-effected net unrealized gain on the Company's available-for-sale portfolio at that date. The tax-effected unrealized loss of $11.5 million at December 31, 1994, is reflected as a reduction of shareholders' equity. Subsequent increases and decreases in the net unrealized gain/loss on the portfolio of securities available for sale will be reflected as adjustments to the carrying value of the portfolio and as adjustments to the component of shareholders' equity.

  Interest earned on investment securities held to maturity, investment securities available for sale, and trading account securities is included in interest income. Net gains and losses on the sale of investment securities held to maturity and investment securities available for sale, computed principally on the specific identification method, are shown separately in noninterest income in the "Consolidated Statements of Income."

  As part of the Company's overall interest rate risk management, the Company uses interest rate futures, swaps, caps and floors. Gains and losses on futures contracts are deferred and amortized over the lives of the hedged assets or liabilities as an adjustment to interest income or expense. Interest income or expense related

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992
to interest rate swaps, caps and floors is recorded over the life of the agreement as an adjustment to net interest income. Gains or losses on terminated swaps, caps and floors are deferred and amortized as an adjustment of net interest income over the remaining life of the original contract.

  Gains or losses on futures contracts used in the securities trading portfolio, as well as gains or losses on short-sale transactions, are recognized currently by the mark-to-market method of accounting and are recorded in the noninterest income section of the "Consolidated Statements of Income." Income received as an intermediary for customers under interest rate contracts is amortized over the life of the respective contract and recorded in trading account profits (losses) and commissions.

LOANS

  All loans are stated at principal outstanding. Interest income on installment loans is recognized primarily on the level yield method. Interest income on other loans is credited to income based primarily on the principal outstanding at appropriate rates of interest.

  It is the general policy of the Subsidiary Banks to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is 90 days or more past due as to principal or interest and the ultimate collection of either is in doubt, unless the loan is well collateralized and in the process of collection. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. Credit cards and the related accrued interest is charged off when the receivable is more than 150 days past due. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

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

OTHER REAL ESTATE

  For real estate acquired through foreclosure and in-substance foreclosed assets, a new cost basis is established at fair value at the time of foreclosure. Subsequent to foreclosure, foreclosed assets are carried at the lower of fair value less estimated costs to sell or cost, with the difference recorded as a valuation allowance, on an individual asset basis. Subsequent decreases in fair value and increases in fair value, up to the value established at foreclosure, are recognized as charges or credits to expense. Other real estate, net of allowance for losses, is reported in other assets in the "Consolidated Balance Sheets."

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

PREMISES AND EQUIPMENT

  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using primarily the straight-line method over the estimated useful lives of assets.

AMORTIZATION OF INTANGIBLES

  Intangibles are included in other assets. The amortization periods for these assets are dependent upon the type of intangible. Goodwill is amortized over a period not greater than 20 years; core deposit and other identifiable intangibles are amortized over a period based on the life of the intangible which generally varies from 10 to 25 years. Goodwill is amortized using the straight-line method and other identifiable intangibles are amortized using accelerated methods as appropriate.

TREASURY STOCK

  Stock repurchases are accounted for using the cost method.

INCOME TAX EXPENSE

  For 1994 and 1993, the Company and its subsidiaries provide for income taxes using the asset and liability method of accounting for income taxes in accordance with Financial Accounting Statement No. 109, Accounting for Income Taxes ("FAS109"). For 1992, the Company and its subsidiaries provide for income taxes using the deferred method of accounting for income taxes under APB Opinion 11.

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

NET INCOME PER COMMON SHARE

  Primary net income per common share is calculated based on the weighted average shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents included in the computations represent the dilutive effect of shares issuable under stock options granted by the Company. For purposes of this calculation, net income has been adjusted for preferred stock dividends paid by the Company during the years in which preferred stock was issued and outstanding.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1993 AND 1992

(1) CASH AND DUE FROM BANKS

  The Subsidiary Banks are required to maintain cash balances with the Federal Reserve. The average amounts of those balances for the years ended December 31, 1994 and 1993 were approximately $86.2 million and $78.0 million, respectively.

(2) CASH FLOWS

  The Company paid approximately $237.9 million, $202.7 million and $236.5 million in interest on deposits and other liabilities during 1994, 1993 and 1992, respectively.

                                                          December 31
                                                 ------------------------------
                                                    1994      1993       1992
                                                 ---------- ---------  --------
                                                        (in Thousands)
SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
  Transfers of loans to other real estate owned. $    3,427 $   8,096  $ 20,692
  Loans to facilitate the sale of other real
   estate owned.................................     11,375     8,692     7,771
  Transfer of securities to investment
   securities available for sale................         --    92,282   566,137
  Transfer of securities available for sale to
   held-to-maturity securities..................    224,971        --        --
  Tax benefit realized upon exercise of stock
   options......................................         27        --     1,908
  Acquisition of banks:
    Liabilities assumed......................... $1,139,538 $ 146,723
    Fair value of assets acquired...............    327,889   165,313
                                                 ---------- ---------
      Net cash received (paid).................. $  811,649 $ (18,590)
                                                 ========== =========

(3) INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE

  The adjusted cost and approximate market value of investment securities and investment securities available for sale at December 31, 1994 and 1993 were as follows:

                                                1994                1993
                                        --------------------- -----------------
                                         CARRYING    MARKET   Carrying  Market
                                          AMOUNT     VALUE     Amount   Value
                                        ---------- ---------- -------- --------
                                                    (in Thousands)
Investment securities:
  Debt securities:
    U.S. Treasury and other U.S.
     Government agencies and
     corporations...................... $   97,762 $   96,972 $ 28,718 $ 32,636
    Mortgage-backed pass-through
     securities........................    431,259    426,503  280,982  294,251
    Collateralized mortgage
     obligations.......................  1,040,860    999,465  138,181  139,935
    States and political subdivisions..     78,472     77,881  108,409  113,747
    Corporate..........................    162,306    160,662   43,571   46,384
    Foreign............................        770        770      770      717
    Other..............................        424        445    1,986    2,048
  Equity securities....................      1,484      1,709    1,847    2,076
                                        ---------- ---------- -------- --------
      Total............................ $1,813,337 $1,764,407 $604,464 $631,794
                                        ========== ========== ======== ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

                                                  1994               1993
                                           ------------------ ------------------
                                            MARKET  AMORTIZED  Market  Amortized
                                            VALUE     COST     Value     Cost
                                           -------- --------- -------- ---------
                                                      (in Thousands)
Investment securities available for sale:
  Debt securities:
    U.S. Treasury and other U.S.
     Government agencies and
     corporations........................  $634,415 $650,121  $266,703 $259,200
    Mortgage-backed pass-through
     securities..........................       753      756     1,058      978
    Collateralized mortgage obligations..    19,200   19,196   327,944  327,519
    Corporate............................     8,600    8,600    12,934   12,683
    Other................................     5,687    5,687     1,407    1,407
  Equity securities......................    33,285   33,285    35,408   33,170
                                           -------- --------  -------- --------
      Total..............................  $701,940 $717,645  $645,454 $634,957
                                           ======== ========  ======== ========

  Securities with principal amounts of approximately $887.2 million and $797.7 million at December 31, 1994 and 1993, respectively, were pledged to secure public deposits and for other purposes as required by law. Unrealized gains and unrealized losses on investment securities held to maturity for 1994 were $6.6 million and $55.6 million, respectively. For investment securities available for sale, unrealized gains and unrealized losses at year-end 1994 were $200,000 and $15.9 million, respectively. The unrealized gains and unrealized losses on investment securities and investment securities available for sale related to the various categories as of December 31, 1994 and 1993, are detailed in the following table.

                                             1994                  1993
                                     --------------------- ---------------------
                                     UNREALIZED UNREALIZED Unrealized Unrealized
                                       GAINS      LOSSES     Gains      Losses
                                     ---------- ---------- ---------- ----------
                                                   (in Thousands)
Investment securities:
  Debt securities:
    U.S. Treasury and other U.S.
     Government agencies and
     corporations..................    $1,271    $ 2,061    $ 3,932     $   14
    Mortgage-backed pass-through
     securities....................     3,133      7,889     13,313         44
    Collateralized mortgage
     obligations...................       433     41,828      2,660        906
    States and political
     subdivisions..................       899      1,490      5,366         28
    Corporate......................       637      2,281      2,813         --
    Foreign........................        --         --         --         53
    Other..........................        21         --         62         --
  Equity securities................       225         --        229         --
                                       ------    -------    -------     ------
      Total........................    $6,619    $55,549    $28,375     $1,045
                                       ======    =======    =======     ======
Investment securities available for
 sale:
  Debt securities:
    U.S. Treasury and other U.S.
     Government agencies and
     corporations..................    $  180    $15,886    $ 7,613     $  110
    Mortgage-backed pass-through
     securities....................        --          3         80         --
    Collateralized mortgage
     obligations...................         4         --        425         --
    Corporate......................        --         --        251         --
    Other..........................        --         --         --         --
  Equity securities................        --         --      2,238         --
                                       ------    -------    -------     ------
      Total........................    $  184    $15,889    $10,607     $  110
                                       ======    =======    =======     ======

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

  The maturity of the securities portfolio is presented in the tables below. No maturity breakdown is presented for mortgage-backed pass-through securities and collateralized mortgage obligations ("CMOs") because of the unpredictability as to the timing and amount of principal repayments on these securities.

                                                                  1994
                                                          ---------------------
                                                           CARRYING    MARKET
                                                            AMOUNT     VALUE
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Investment securities:
  Maturing within one year............................... $   75,644 $   74,799
  Maturing after one but within five years...............    172,737    169,817
  Maturing after five but within ten years...............     45,880     47,418
  Maturing after ten years...............................     46,957     46,405
                                                          ---------- ----------
                                                             341,218    338,439
  Mortgage-backed pass-through securities................    431,259    426,503
  Collateralized mortgage obligations....................  1,040,860    999,465
                                                          ---------- ----------
    Total................................................ $1,813,337 $1,764,407
                                                          ========== ==========
                                                            MARKET   AMORTIZED
                                                            VALUE       COST
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Investment securities available for sale:
  Maturing within one year............................... $  302,493 $  307,081
  Maturing after one but within five years...............    378,925    390,146
  Maturing after ten years...............................        569        466
                                                          ---------- ----------
                                                             681,987    697,693
  Mortgage-backed pass-through securities................        753        756
  Collateralized mortgage obligations....................     19,200     19,196
                                                          ---------- ----------
    Total................................................ $  701,940 $  717,645
                                                          ========== ==========

  Proceeds from sales of investment securities classified as held-to-maturity were $700,000 in 1994, $48.8 million in 1993, and $64.7 million in 1992. Gross gains realized on those sales were $300,000 in 1993, and $1.6 million in 1992. Proceeds from sales of available-for-sale investment securities were $239.8 million in 1994, $57.3 million in 1993, and $5.3 million in 1992. Gross gains realized on those sales were $3.3 million in 1994 and $700,000 in 1993. There were no gains realized on sales in 1992. There were $40,000 of losses realized on sales of available-for-sale securities in 1994 and no losses on sales of available-for-sale securities in 1993 and 1992. No losses were realized on held-to-maturity securities during the last three years.

  While there were no transfers of securities from the available-for-sale portfolio to the trading securities portfolio, $225.0 million of available-for-sale securities were transferred to the held-to-maturity portfolio during 1994. With the adoption of FAS115 on December 31, 1993, the Company transferred an additional $63.6 million of investment securities to its available-for-sale portfolio. The transfer primarily involved fixed-rate CMOs that could have been required, based on the wording of a regulatory policy in place at the time, to be transferred to the available-for-sale portfolio in the future if sufficiently reduced prepayment speeds were experienced on the underlying mortgages. During 1994, the regulators clarified the policy language and intent, which enabled CMOs to be carried in the held-to-maturity portfolio under FAS115.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

(4) LOANS AND ALLOWANCES FOR LOAN LOSSES AND LOSSES ON OTHER REAL ESTATE

  At December 31, 1994 and 1993, the composition of the loan portfolio was as follows:

                                                             1994       1993
                                                          ---------- ----------
                                                             (in Thousands)
Commercial, financial and agricultural................... $1,179,013 $1,136,427
Real estate -- construction..............................    369,331    253,086
Real estate -- mortgage..................................  3,006,361  2,635,417
Consumer installment.....................................  1,207,995  1,176,005
                                                          ---------- ----------
                                                          $5,762,700 $5,200,935
                                                          ========== ==========

  During 1994 and 1993, certain executive officers and directors of the Company and its principal subsidiary, Compass Bank, including their immediate families and companies with which they are associated, were loan customers of the Subsidiary Banks. Total loans outstanding to these persons at December 31, 1994 and 1993, amounted to $65.6 million and $56.7 million, respectively. The change from December 31, 1993, to December 31, 1994, reflects payments amounting to $24.7 million, advances of $35.7 million and other reductions of $2.1 million. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

  The Company does not have a concentration of loans to any one industry.

  A summary of the transactions in the allowance for loan losses for the years ended December 31, 1994, 1993 and 1992 follows:

                                                      1994      1993     1992
                                                    --------  --------  -------
                                                         (in Thousands)
Balance at beginning of year....................... $110,616  $ 83,859  $55,982
Add:    Provision charged to income................    3,404    36,306   53,175
        Additions due to acquisitions..............    1,248     1,323       --
Deduct: Loans charged off..........................   15,575    19,584   31,725
        Loan recoveries............................   (7,490)   (8,712)  (6,427)
                                                    --------  --------  -------
            Net charge-offs........................    8,085    10,872   25,298
                                                    --------  --------  -------
Balance at end of year............................. $107,183  $110,616  $83,859
                                                    ========  ========  =======

  Details of nonaccrual loans at December 31, 1994 and 1993, appear below:

                                                                  1994    1993
                                                                 ------- -------
                                                                 (in Thousands)
Principal balance............................................... $10,853 $12,165
Interest that would have been recorded under original terms.....   1,324   1,606
Interest actually recorded......................................     466     643

  Details of loans with terms modified in troubled debt restructurings at December 31, 1994 and 1993, appear below:

                                                                  1994    1993
                                                                 ------- -------
                                                                 (in Thousands)
Principal balance............................................... $ 1,428 $ 7,143
Interest that would have been recorded under original terms.....     111     578
Interest actually recorded......................................      88     570

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1994, 1993 AND 1992

  A summary of the transactions in the allowance for losses on other real estate for the years ended December 31, 1994, 1993 and 1992, follows:

                                                       1994     1993     1992
                                                      -------  -------  -------
                                                          (in Thousands)
Balance at beginning of year......................... $ 3,129  $ 5,093  $ 1,534
Provision charged to income..........................     381    1,602    5,100
Charge-offs..........................................  (1,162)  (3,566)  (1,541)
Recoveries...........................................    (585)      --       --
                                                      -------  -------  -------
Balance at end of year............................... $ 1,763  $ 3,129  $ 5,093
                                                      =======  =======  =======

  Other real estate, net of the allowance for losses, totaled $7.0 million at December 31, 1994, and $20.8 million at December 31, 1993, and is reported in other assets in the "Consolidated Balance Sheets."

(5) FHLB AND OTHER BORROWINGS

  At December 31, 1994, the Company had 7 percent subordinated debentures of $75 million maturing in 2003 and 8.375 percent subordinated debentures of $50 million maturing in 2004, with interest paid semi-annually on both debentures. At December 31, 1994, the net carrying amount of these debentures was $124.2 million.

  The Company had a mortgage amounting to $4.8 million as of December 31, 1994, secured by the River Oaks Bank Building in Houston, Texas. The 8.875 percent mortgage has monthly principal and interest payments of approximately $50,000 and matures December 31, 2008.

  At December 31, 1994, the Company also had $356 million in outstanding advances from the Federal Home Loan Bank of which $100 million matures in 1995, $48 million matures in 1996, and $208 million matures in 1997. Of the amount maturing in 1997, $50 million carries an interest rate of 7.87 percent and $60 million carries an interest rate of 7.755 percent. The interest rate on the remaining advances resets quarterly based on the 3-month LIBOR rate and interest payments are due quarterly. The advances are secured by first mortgages of $587 million carried on the books of Compass Bank.

(6) DERIVATIVE FINANCIAL INSTRUMENTS

  The Company is a party to derivative financial instruments in the normal course of business for trading purposes and for other than trading purposes to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative financial instruments as of December 31:

                                             1994                 1993
                                      ------------------- ---------------------
                                                 OTHER                 Other
                                                 THAN                  Than
                                      TRADING   TRADING    Trading    Trading
                                      -------- ---------- ---------- ----------
                                                   (in Thousands)
Commitments to extend credit......... $     -- $2,076,073 $       -- $1,437,865
Standby and commercial letters of
 credit..............................       --     44,599         --     52,746
Forward and futures contracts........  161,405         --    179,790         --
Interest rate swap agreements........   71,896    446,000    132,287    436,000
Floors and caps written..............  283,900    400,000    248,100    200,000
Floors and caps purchased............  262,500  1,050,000    200,000  1,050,000
Other options written................    2,000         --    700,000         --
Other options purchased..............  182,000         --  1,254,000         --

  Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1994, 1993 AND 1992

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

  The Company enters into a variety of interest rate contracts, including interest rate caps and floors, interest rate options and interest rate swap agreements, in its trading activities and in managing its interest rate exposure. Interest rate caps and floors written by the Company enable customers to transfer, modify or reduce their interest rate risk. Interest rate options are contracts that allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller, or writer, of the option. As a writer of options, the Company receives a premium at the outset and then bears the risk of the unfavorable change in the price of the financial instrument underlying the option.

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

  The following table details various information regarding swaps, caps and floors used for other than trading purposes as of December 31, 1994.

                                                           Weighted                Weighted
                                                            Average      Weighted   Average
                                                             Rate*       Average   Repricing
                           Notional  Carrying Estimated  -------------   Years to  Frequency
                            Amount    Value   Fair Value Received Paid  Expiration  (Days)
                          ---------- -------- ---------- -------- ----  ---------- ---------
                                  (in Thousands)
Non-trading interest
 rate contracts:
 Swaps:
  Pay fixed versus:
   Prime................  $   18,000  $  (1)   $    16     8.50%  8.61%    0.21         1
   3 mon. LIBOR.........     108,000     61      7,702     6.02   5.46     3.21        90
  Receive fixed versus 3
   mon. LIBOR...........     120,000    139     (3,595)    6.64   5.92     2.71        90
 Basis swaps+...........     200,000    (21)        60     5.72   5.88     1.13        90
 Cap corridor**.........     400,000   (156)       (45)    0.80   0.99     1.56         1
 Floors purchased.......     650,000    191         92       --      *     2.46        76
                          ----------  -----    -------
                          $1,496,000  $ 213    $ 4,230
                          ==========  =====    =======

- --------
+ The Company receives interest based on the federal funds rate and pays interest based on 3-month LIBOR.
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1994. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.
** The cap corridor represents a single transaction with a counterparty in which the Company both purchased a $400 million notional cap (at 4.5 percent based on federal funds rate) and sold a $400 million notional cap (at 7.25 percent based on prime), in order to keep funding cost at 275 basis points below prime.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

  Swaps, caps and floors acquired for other than trading purposes are used to help reduce the risk of interest rate movements for specific categories of assets and liabilities. At December 31, 1994, such swaps, caps and floors were associated with the following asset or liability categories:

                                      Notional Principal Associated With
                               -------------------------------------------------
                      Total    Adjustable- Adjustable-                Fed Funds
                     Notional     Rate        Rate       CDs Less     Purchased
                    Principal     Loans    Investments Than $100,000 and Repos++
                    ---------- ----------- ----------- ------------- -----------
Swaps:
 Pay fixed........  $  126,000  $  8,000    $     --      $18,000     $100,000
 Receive fixed....     120,000    20,000     100,000           --           --
 Basis swaps......     200,000        --          --           --      200,000
Floors............     650,000   650,000          --           --           --
Cap corridor......     400,000        --          --           --      400,000
                    ----------  --------    --------      -------     --------
                    $1,496,000  $678,000    $100,000      $18,000     $700,000
                    ==========  ========    ========      =======     ========

- --------
++ Consists of federal funds purchased and securities sold under agreements to repurchase.

  In addition to interest rate protection contracts used to help manage overall interest sensitivity, the Company also enters into interest rate contracts for the trading account. The primary purposes for using interest rate contracts in the trading account are to facilitate customer transactions and to help protect cash market positions in the trading account against interest rate movement. Changes in the estimated fair value of contracts in the trading account are recorded in other noninterest income as trading profits and commissions. Net interest amounts received or paid on interest rate contracts in the trading account are recorded as an adjustment of interest on trading account securities. The following table summarizes interest rate contracts held in the trading account at December 31, 1994:

                                                                                 Weighted
                                                         Weighted      Weighted   Average
                                                       Average Rate*   Average   Repricing
                         Notional Carrying  Estimated  -------------   Years to  Frequency
                          Amount  Value++   Fair Value Received Paid  Expiration  (Days)
                         -------- --------  ---------- -------- ----  ---------- ---------
                                (in Thousands)
Trading interest rate contracts:
 Swaps:
  Pay fixed versus:
   1 mon. LIBOR......... $ 19,223 $ 1,664    $ 1,664     6.10%  5.46%    3.52        30
   3 mon. LIBOR.........   20,000     880        880     5.64   4.38     1.34        90
  Receive fixed versus:
   3 mon. LIBOR.........   23,000    (767)      (767)    6.10   5.74     2.07        90
   6 mon. LIBOR.........    1,000      (1)        (1)    7.16   5.75     0.76       180
   Prime................    8,673    (265)      (265)    6.32   8.50     1.15         1
 Caps:
  Purchased.............   22,500     829        829     1.46      *     1.22        60
  Written...............   96,400  (1,213)    (1,213)       *   0.30     1.69        74
 Floors:
  Purchased.............  240,000     349        349     0.12      *     3.20        90
  Written...............  187,500    (314)      (314)       *   0.12     3.07        60
                         -------- -------    -------
   Total................ $618,296 $ 1,162    $ 1,162
                         ======== =======    =======

- --------
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1994. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.
++Positive carrying values represent assets of the Company while negative amounts represent liabilities.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

  In addition to the interest rate contracts shown in the preceding table, the Company also uses other options and futures in the trading account. At December 31, 1994, the trading account contained other options purchased and written, having weighted average expiration dates shorter than two months, with a notional principal balance of $182 million for purchased options and a notional principal balance of $2 million for written options and estimated fair values of $78,000 and $(15,000), respectively. The notional principal amounts indicated are substantially larger than the related credit or interest rate risks. The net purchased position in other options was taken at December 31, 1994, in order to help protect the market value of the trading account against rising short-term interest rates while maintaining limited risk to declining rates. At December 31, 1994, futures contracts having a notional principal of $158 million were also used to help reduce the interest sensitivity of the trading account.

  For derivative financial instruments held or issued for trading purposes, the fair values as of December 31, 1994, and the average fair value during the year, are as follows:

                                   Period-End  Average
                                   Fair Value Fair Value
                                   ---------- ----------
                                      (in Thousands)
            Swaps:
              Assets..............  $ 2,544    $ 2,893
              Liabilities.........   (1,033)      (509)
            Floors and caps:
              Assets..............    1,178      2,227
              Liabilities.........   (1,527)    (1,548)
            Other options:
              Assets..............       78        129
              Liabilities.........      (15)       (35)

  The net trading profits or (losses) for derivative financial instruments during 1994 were $400,000 for forwards and futures; $6.4 million for swaps; $(2.4) million for floors and caps; and $(100,000) for other options. Such amounts represent only a portion of total trading account profits and commissions. The total trading account loss for 1994 was $2.5 million, a decrease of $13.9 million from 1993 trading profits and commissions totaling $11.4 million. Such decrease was due in large part to an $8.4 million decline during the first two quarters of the year in the market value of speculative securities held in the Company's trading account, primarily CMO inverse floaters ("inverse floaters"). Such inverse floaters represented securities in which the coupon, and consequently the return, floated inversely to changes in interest rates. The coupons on inverse floaters are generally a function of a base rate minus the product of a multiplier and a floating index. In the case of the inverse floaters held by the Company in its trading account, the coupon rate was typically based on a base rate less two times 1-month LIBOR. Therefore, for each 100 basis point increase in 1-month LIBOR, the coupon earned on such securities declined by 200 basis points. As the level of interest rates rose in the first six months of 1994, the repayment speed on the mortgages collateralizing the inverse floaters slowed, which caused the average life of such securities to extend at the same time coupon rates were falling. The resulting decreased yield and the extended weighted average life generated a substantial decline in market value. All inverse floaters held in the trading account were sold prior to the end of the second quarter.

  Derivative financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The Company's exposure to credit

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate contracts, including caps, floors and swap transactions, forward and futures contracts and other options, the contract or notional amounts significantly exceed the ultimate exposure to credit loss. The Company has credit risk on uncollateralized interest rate swaps and purchased floors for the amount required to replace such contracts in the event of counterparty default. At December 31, 1994, the Company estimates its credit risk in the event of total counterparty default to be $7.1 million for interest rate swaps and $1.2 million for purchased floors and caps. The Company controls the credit risk of its interest rate contracts through credit approvals, limits and monitoring procedures.

  The Company also has recorded as liabilities certain short-sale transactions amounting to $16.8 million at December 31, 1994, which could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable, and the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to U.S. Government securities for which there is an active, liquid market. The Company does not expect the amount of losses, if any, on such transactions to be material.

(7) COMMITMENTS

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

  The following is a schedule by years of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1994, for leased facilities (in Thousands):

               1995........................... $ 4,959
               1996...........................   3,937
               1997...........................   2,465
               1998...........................   1,901
               1999...........................   1,708
             2000-2004........................   4,317
             2005-2009........................     299
             2010-2014........................      98
             2015-2069........................   1,064
                                               -------
                                               $20,748
                                               =======

  Minimum rentals for all operating leases charged to earnings totaled $9.5 million, $7.3 million and $8.3 million for years ended December 31, 1994, 1993 and 1992, respectively.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

(8) STOCK OPTION AND STOCK APPRECIATION RIGHT PLANS

  The Company has two long-term incentive stock option plans for key senior officers of the Company and its subsidiaries. The stock option plans provide for these key employees to purchase shares of the Company's $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1982 Long Term Incentive Plan and the 1989 Long Term Incentive Plan, 2,475,000 and 1,500,000 shares, respectively, of the Company's common stock have been reserved for issuance. The options granted under the plans may be exercised within 10 years from the date of grant. The incentive stock option agreements state that incentive options may be exercised in whole or in part until expiration date, but for options issued before 1987 no incentive stock option may be exercised if an incentive stock option is outstanding that was granted before the granting of such option. The plans also provide for the granting of stock appreciation rights to holders of nonqualified stock options. A stock appreciation right allows the holder to surrender an exercisable stock option in exchange for common stock (at fair market value on the date of exercise), cash, or in a combination thereof, in an amount equal to the excess of the fair market value of covered shares over the option price of such shares. All outstanding options were exercisable at December 31, 1994.

  The following summary sets forth activity under the plan for the years ended December 31:

                                              1994         1993         1992
                                          ------------ ------------ ------------
Shares under option at end of year......    958,124      812,572      714,202
  Price range per share.................  $9.17-$25.25 $9.17-$24.00 $5.27-$20.83
Shares under option exercised during the
 year...................................     45,756       85,630      664,592
  Price range per share.................  $9.33-$24.00 $5.27-$20.17 $5.27-$20.17

  At December 31, 1994, the shares under option included nonqualified options issued to certain executives to acquire 30,000 shares of common stock which provide for tandem stock appreciation rights that are exercisable only upon the occurrence of certain contingent events. Because of the restrictions upon exercise of the stock appreciation rights, no compensation expense has been recorded with respect to these options.

  The shares under option also included nonqualified options without stock appreciation rights issued to certain executives to acquire shares of common stock as follows: 100,515 shares at year-end 1994 and 105,350 at year-end 1993 and year-end 1992.

(9) DIVIDENDS FROM SUBSIDIARIES

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

  At December 31, 1994, approximately $134.8 million of the Subsidiary Banks' net assets were available for payment of dividends without prior regulatory approval. Additionally, the Company's Subsidiary Banks could have paid additional dividends to the parent holding company in the amount of $99.8 million while continuing to meet the capital requirements for "well-capitalized" banks at December 31, 1994.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

(10) MERGERS AND ACQUISITIONS

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

  On January 27, 1994, the Company completed the acquisition of 1st Performance National Bank ("1st Performance"), of Jacksonville, Florida in a cash transaction. The acquisition was accounted for as a purchase. At the date of acquisition, 1st Performance had assets of $278 million and equity of $35 million.

  The Company completed the acquisition of Security Bank, N.A. ("Security") of Houston, Texas on May 1, 1994, with the issuance of 465,297 shares of the Company's common stock. At the date of acquisition, Security had assets of $76 million and equity of $6 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.

  On May 12, 1994, the Company acquired three branches of Anchor Savings Bank in the Jacksonville, Florida area with deposits of $31 million and assets of $1 million, with the balance received in cash. The deposit assumption and branch acquisition were accounted for as a purchase.

  On October 1, 1994, the Company completed the acquisition of 22 branches of First Heights Bank, fsb, of Houston, Texas, with deposits of approximately $870 million and assets of $68 million, with the balance received in cash. The deposit assumption and branch acquisition were accounted for as a purchase.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

  Presented below is summary operating information for the Company showing the effect of the business combinations described above.

                                               As Previously Effect of Currently
                                                 Reported    Poolings  Reported
                                               ------------- --------- ---------
                                                        (in Thousands)
1993:
  Net interest income.........................   $325,264     $3,749   $329,013
  Provision for loan losses...................     35,985        321     36,306
  Noninterest income..........................    102,210        976    103,186
  Noninterest expense.........................    253,970      3,733    257,703
  Net income..................................     89,260        458     89,718
1992:
  Net interest income.........................   $313,334     $3,590   $316,924
  Provision for loan losses...................     52,885        290     53,175
  Noninterest income..........................     95,613      1,274     96,887
  Noninterest expense.........................    242,262      3,683    245,945
  Net income..................................     75,390        613     76,003

  Prior to its acquisition date in 1994, the entity accounted for under the pooling-of-interests method had net interest income of $1.1 million and net income of $80,000. There were no business combinations accounted for under the purchase method of accounting in 1994 that materially affected the Company's 1994 or 1993 results of operations.

  The Company entered into an agreement on June 16, 1994, to acquire Southwest Bankers, Inc. ("Southwest"), of San Antonio, Texas, and its bank subsidiary, The Bank of San Antonio, for 950,000 shares of the Company's common stock. At December 31, 1994, Southwest had assets of $143 million and equity of $11 million. It is anticipated that the transaction will close in the first quarter of 1995 and will be accounted for under the pooling-of-interests method of accounting.

  On September 23, 1994, the Company entered into an agreement to acquire The American Bancorporation of the South ("American"), of Brevard County, Florida, and its bank subsidiary, American Bank of the South, for up to $15,350,000 in cash. American had total assets of $183 million and equity of $9 million at December 31, 1994. The transaction is expected to close during the second quarter of 1995 and will be accounted for under the purchase method of accounting.

(11) BENEFIT PLANS

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

  The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31:

                                                     1994      1993      1992
                                                   --------  --------  --------
                                                         (in Thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including
   vested benefits of $25,415,000, $26,594,000,
   and $21,167,000 for 1994, 1993 and 1992,
   respectively..................................  $(27,107) $(28,359) $(21,934)
                                                   ========  ========  ========
Projected benefit obligation for service rendered
 to date.........................................  $(41,353) $(44,819) $(34,008)
Plan assets at fair value, primarily listed
 stocks and U.S. bonds...........................    38,988    36,053    31,394
                                                   --------  --------  --------
  Plan assets in excess of (less than) projected
   benefit obligation............................    (2,365)   (8,766)   (2,614)
Unrecognized prior service cost..................      (199)      106       116
Unrecognized net loss............................     8,099    13,032     5,850
Unrecognized net asset being amortized over 13
 years...........................................    (1,804)   (2,248)   (2,692)
                                                   --------  --------  --------
  Net pension asset included in other assets.....  $  3,731  $  2,124  $    660
                                                   ========  ========  ========
  Net pension cost for 1994, 1993 and 1992 included the
 following components:
                                                     1994      1993      1992
                                                   --------  --------  --------
                                                         (in Thousands)
Service cost-benefits earned during the period...  $  3,240  $  2,409  $  1,850
Interest cost on projected benefit obligation....     3,305     2,800     2,416
Actual return on plan assets.....................       667    (2,221)   (2,053)
Net amortization and deferral....................    (4,224)   (1,127)   (1,314)
                                                   --------  --------  --------
Net periodic pension cost........................  $  2,988  $  1,861  $    899
                                                   ========  ========  ========

  The weighted average discount rate was 8.50 percent for 1994, 7.50 percent for 1993 and 8.50 percent for 1992. The rate of increase in future compensation levels was six percent for 1994, 1993 and 1992. Both rates are used in determining the actuarial present value of the projected benefit obligation. The assumed long-term rate of return on plan assets was 10 percent in 1994, 1993 and 1992.

  The Company maintains an employee stock ownership plan to which contributions are made in amounts determined by the Board of Directors of the Company. Such contributions are invested in stock of the Company and are ordinarily distributed to employees upon their retirement or other termination of employment. Contributions to the plan are allocated to the accounts of the participants based upon their compensation, with right to such accounts vested after five years of employment. The Company contributed $3.9 million during 1994, $3.9 million during 1993, and $3.4 million during 1992.

  The Company has a qualified employee benefit plan under section 401(k) of the Internal Revenue Code. Employees can contribute up to 10 percent of their salaries to the plan on a pretax basis subject to regulatory limits and the Company at its discretion can match up to 100 percent of 6 percent of the participants' compensation. The Company's contributions are based on predetermined income levels. The administrative costs incurred by the plan are paid by the Company at no cost to the participants.

  The Company also has a monthly investment plan. Under the plan, employees may contribute monthly up to 10 percent of their salary and the Company contributes 30 cents for each one dollar of the employees'

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1994, 1993 AND 1992

contributions toward the purchase of common stock of the Company. The stock is purchased in the open market and brokerage fees and other incidental expenses are absorbed by the Company.

(12) OTHER NONINTEREST EXPENSE

  The major components of other noninterest expense are as follows:

                                                        Year Ended December 31
                                                        -----------------------
                                                         1994    1993    1992
                                                        ------- ------- -------
                                                            (in Thousands)
Bank travel and entertainment.......................... $ 6,608 $ 6,417 $ 6,326
Other real estate expenses.............................     779   3,351   8,007
Marketing..............................................   6,820   5,859   5,240
Professional services..................................  16,234  17,236  16,087
Supplies...............................................   7,546   6,998   6,570
Other..................................................  34,741  37,020  35,087
                                                        ------- ------- -------
                                                        $72,728 $76,881 $77,317
                                                        ======= ======= =======

(13) INCOME TAX EXPENSE

  For 1994 and 1993, the Company provides for income taxes using the asset and liability method of accounting for income taxes under FAS109. For 1992, the Company provides for income taxes using the deferred method of accounting for income taxes under APB Opinion 11.

  Income taxes for the year ended December 31, 1994 and 1993, were allocated as follows:

                                                            1994     1993
                                                          --------  -------
                                                             (in Thousands)
Income from operations................................... $ 51,958  $48,472
Stockholders' equity, for net unrealized gains (losses)
 on securities available for sale........................  (10,916)   3,952
                                                          --------  -------
                                                          $ 41,042  $52,424
                                                          ========  =======

  For the years ended December 31, 1994, 1993 and 1992, income tax expense attributable to income from operations consists of:

                                                        Asset and      Deferred
                                                    Liability Method    Method
                                                    -----------------  --------
                                                      1994     1993      1992
                                                    -------- --------  --------
                                                          (in Thousands)
Current income tax expense:
  Federal.......................................... $ 46,534 $ 50,771  $ 45,522
  State............................................    3,722    4,458     4,124
                                                    -------- --------  --------
    Total..........................................   50,256   55,229    49,646
Deferred income tax expense (benefit):
  Federal..........................................    1,343   (6,091)   (9,925)
  State............................................      359     (666)   (1,033)
                                                    -------- --------  --------
    Total..........................................    1,702   (6,757)  (10,958)
                                                    -------- --------  --------
Total income tax expense........................... $ 51,958 $ 48,472  $ 38,688
                                                    ======== ========  ========

  During 1994, the Company made income tax payments of approximately $46.8 million and received cash income tax refunds amounting to approximately $1.2 million. For 1993 and 1992, income tax payments were

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1994, 1993 AND 1992

approximately $60.9 million and $45.8 million, respectively. Cash income tax refunds amounted to approximately $200,000 for both 1993 and 1992. Applicable income tax expense on securities gains of $1.5 million, $400,000, and $400,000 for 1994, 1993 and 1992, respectively, are included in the provision for income taxes.

  Income tax expense attributable to income from operations differed from the amount computed by applying the Federal statutory income tax rate to pretax earnings for the following reasons:

                              Asset and Liability Method         Deferred Method
                          ------------------------------------- ------------------
                                1994               1993               1992
                          ------------------ ------------------ ------------------
                                    PERCENT            Percent            Percent
                                   OF PRETAX          of Pretax          of Pretax
                          AMOUNT   EARNINGS  Amount   Earnings  Amount   Earnings
                          -------  --------- -------  --------- -------  ---------
                                             (in Thousands)
Income tax expense at
 Federal statutory rate.  $53,070    35.0%   $48,367    35.0%   $38,995    34.0%
Increase (decrease)
 resulting from:
  Tax-exempt interest...   (3,286)   (2.2)    (4,121)   (3.0)    (4,970)   (4.3)
  State income tax
   expense net of
   Federal income tax
   benefit..............    2,653     1.7      2,465     1.8      2,040     1.8
  Other.................     (479)   (0.3)     1,761     1.3      2,623     2.3
                          -------    ----    -------    ----    -------    ----
    Income tax expense..  $51,958    34.2%   $48,472    35.1%   $38,688    33.8%
                          =======    ====    =======    ====    =======    ====

  For the year ended December 31, 1992, the deferred income tax benefit results from income and expense amounts reported for financial statements in different years than for income tax purposes. The tax effects of those timing differences are presented below (in Thousands):

                                                                   1992
                                                                 --------
Provision for loan losses....................................... $(11,428)
Other, net......................................................      470
                                                                 --------
    Total....................................................... $(10,958)
                                                                 ========

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993, are presented below:

                                                                  1994    1993
                                                                 ------- -------
                                                                 (in Thousands)
Deferred tax assets:
  Allowance for loan losses..................................... $36,875 $39,316
  Loan fees.....................................................   2,655   2,825
  Accrued expenses..............................................   1,091   3,191
  Lease financing...............................................   2,705   1,605
  Net unrealized losses on securities available for sale........   6,964      --
  Other deferred tax assets.....................................   1,554   1,909
                                                                 ------- -------
    Total assets................................................  51,844  48,846
Deferred tax liabilities:
  Premises and equipment........................................  10,031   9,147
  Core deposit and other acquired intangibles...................   7,426   9,880
  Net unrealized gains on securities available for sale.........      --   3,952
  Other deferred tax liabilities................................   4,150   4,844
                                                                 ------- -------
    Total liabilities...........................................  21,607  27,823
                                                                 ------- -------
Net deferred tax asset.......................................... $30,237 $21,023
                                                                 ======= =======

  The Company believes that the deferred tax asset is recoverable.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

(14) PARENT COMPANY

  The condensed financial information for Compass Bancshares, Inc. (Parent Company Only) is presented as follows:

Parent Company Only
Balance Sheets

                                                               December 31
                                                            ------------------
                                                              1994      1993
                                                            --------  --------
                                                             (in Thousands)
ASSETS
Cash and due from banks.................................... $  1,104  $115,847
Collateralized mortgage obligation inverse floaters........   26,229        --
Reverse repurchase agreements with affiliates..............   62,625        --
Investment in subsidiaries:
  Banks....................................................  452,466   399,734
  Bank holding companies...................................  230,349   173,945
  Other....................................................    6,274     6,248
                                                            --------  --------
                                                             689,089   579,927
Other assets...............................................    2,921       410
                                                            --------  --------
      TOTAL ASSETS......................................... $781,968  $696,184
                                                            ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper........................................... $ 45,330  $ 62,858
Accrued expenses and other liabilities.....................   11,843     7,490
Other borrowings...........................................  124,182    74,499
                                                            --------  --------
      Total liabilities....................................  181,355   144,847
Shareholders' equity:
  Common stock of $2 par value:
    Authorized -- 100,000,000 shares;
    Issued -- 36,972,448 shares in 1994 and 36,927,277
     shares in 1993........................................   73,945    73,854
  Loans to finance stock purchases.........................   (5,914)   (6,576)
  Surplus..................................................   37,862    37,050
  Net unrealized holding gain (loss) on available-for-sale
   securities..............................................  (11,509)    6,545
  Retained earnings........................................  506,229   440,464
                                                            --------  --------
      Total shareholders' equity...........................  600,613   551,337
                                                            --------  --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........... $781,968  $696,184
                                                            ========  ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

(14) PARENT COMPANY, Continued

Parent Company Only
Statements of Income
                                                     Year Ended December 31
                                                     -------------------------
                                                      1994     1993     1992
                                                     -------  -------  -------
                                                         (in Thousands)
INCOME:
  Cash dividends from subsidiaries.................. $59,515  $32,850  $24,185
  Interest on investments with affiliates...........   4,271    4,149    2,950
  Loss on purchase of securities from common trust
   fund.............................................  (8,222)      --       --
  Other.............................................   4,010      641      458
                                                     -------  -------  -------
      TOTAL INCOME..................................  59,574   37,640   27,593
EXPENSE:
  Interest on commercial paper and other borrowings.  10,043    6,008    2,580
  Other.............................................     841    4,147    1,656
                                                     -------  -------  -------
      TOTAL EXPENSE.................................  10,884   10,155    4,236
                                                     -------  -------  -------
      Income before income tax expense and equity in
       undistributed earnings of subsidiaries.......  48,690   27,485   23,357
Applicable income tax benefit.......................  (4,370)  (1,562)    (318)
                                                     -------  -------  -------
                                                      53,060   29,047   23,675
EQUITY IN UNDISTRIBUTED EARNINGS (DIVIDENDS IN
 EXCESS OF EARNINGS) OF SUBSIDIARIES:
  Banks.............................................  27,359   42,772   36,518
  Bank holding companies............................  19,225   18,845   15,716
  Other.............................................      27     (946)      94
                                                     -------  -------  -------
                                                      46,611   60,671   52,328
                                                     -------  -------  -------
      NET INCOME.................................... $99,671  $89,718  $76,003
                                                     =======  =======  =======

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

(14) PARENT COMPANY, Continued

Parent Company Only
Statements of Cash Flows
                                                     Year Ended December 31
                                                   -----------------------------
                                                     1994       1993      1992
                                                   ---------  --------  --------
                                                         (in Thousands)
OPERATING ACTIVITIES:
  Net income...................................... $  99,671  $ 89,718  $ 76,003
  Adjustments to reconcile net income to cash
   provided by operations:
    Depreciation and amortization/(accretion).....        76      (319)       28
    Equity in undistributed earnings..............   (46,611)  (60,671)  (52,328)
    Loss on purchase of securities from common
     trust fund...................................     8,222        --        --
    (Increase)/decrease in interest receivable....      (244)       --        65
    (Increase)/decrease in other assets...........    (2,678)    2,852      (233)
    Increase in interest payable..................     1,086       956        13
    Increase/(decrease) in taxes payable..........     1,100      (267)      267
    Increase/(decrease) in other payables.........     2,567    (1,339)    6,361
                                                   ---------  --------  --------
      Net cash provided by operating activities...    63,189    30,930    30,176
INVESTING ACTIVITIES:
  Proceeds from maturities/calls of investment
   securities.....................................       762        --        --
  Purchases of investment securities..............   (35,213)       --        --
  (Increase)/decrease in investment securities
   available for sale.............................        --     5,000    (4,633)
  (Increase)/decrease in reverse repurchase
   agreements with affiliates.....................   (62,625)   12,900    38,217
  Net increase in loan portfolio..................        --        --    (3,051)
  Capital contributions made to subsidiaries......   (45,894)   (3,730)   (7,502)
  Acquisition of banks............................   (35,319)  (18,590)       --
  Advances to subsidiaries on notes...............        --    (2,431)       --
  Payments from subsidiaries on notes.............     4,085     7,506        --
  Purchase of loans from subsidiaries.............    (3,535)       --        --
                                                   ---------  --------  --------
      Net cash provided/(used) by investing
       activities.................................  (177,739)      655    23,031
FINANCING ACTIVITIES:
  Net increase/(decrease) in other short-term
   borrowings.....................................   (17,528)   28,556      (113)
  Proceeds from other borrowings..................    49,618    74,463        --
  Repayment of other borrowings...................        --        --    (1,000)
  Common dividends paid...........................   (33,898)  (27,502)  (22,127)
  Preferred dividends paid........................        --    (1,531)   (2,089)
  Redemption of preferred stock...................        --   (25,965)       --
  Proceeds from exercise of stock options.........       882     2,246     6,170
  Proceeds from repayments of loans to finance
   stock purchases................................       747        --        --
  Purchase of treasury stock......................       (14)     (410)       (9)
                                                   ---------  --------  --------
      Net cash provided/(used) by financing
       activities.................................      (193)   49,857   (19,168)
                                                   ---------  --------  --------
  Net increase/(decrease) in cash and due from
   banks..........................................  (114,743)   81,442    34,039
  Cash and due from banks at beginning of year....   115,847    34,405       366
                                                   ---------  --------  --------
  Cash and due from banks at end of year.......... $   1,104  $115,847  $ 34,405
                                                   =========  ========  ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

    Cash and due from banks and interest bearing deposits with other banks:
  Fair value equals the carrying value of such assets.

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

    Deposit liabilities: The fair values of demand deposits are, as required by FAS107, equal to the carrying value of such deposits. Demand deposits include noninterest bearing demand deposits, savings accounts, NOW accounts and money market demand accounts. The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992

  Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits having an interest rate floor that has been reached. The discount rate used is based on interest rates currently being offered by the Subsidiary Banks on comparable deposits as to amount and term.

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

                                     AT DECEMBER 31, 1994  At December 31, 1993
                                     --------------------- ---------------------
                                      CARRYING  ESTIMATED   Carrying  Estimated
                                       AMOUNT   FAIR VALUE   Amount   Fair Value
                                     ---------- ---------- ---------- ----------
                                                   (in Thousands)
   FINANCIAL INSTRUMENTS:
     Assets:
       Cash and due from banks.....  $  483,253 $  483,253 $  283,783 $  283,783
       Interest bearing deposits in
        other banks................          99         99     10,474     10,474
       Investment securities.......   1,813,337  1,764,407    604,464    631,794
       Investment securities
        available for sale.........     701,940    701,940    645,454    645,454
       Trading account securities..      58,012     58,012    239,491    239,491
       Federal funds sold and
        securities purchased under
        agreements to resell.......      46,535     46,535    144,764    144,764
       Loans.......................   5,762,700  5,691,722  5,200,935  5,351,671
       Off-balance sheet
        instruments................         213      4,230      1,073     22,770
     Liabilities:
       Noninterest bearing
        deposits...................  $1,364,797 $1,364,797 $1,156,039 $1,156,039
       Interest bearing deposits...   5,697,607  5,683,090  4,469,058  4,504,442
       Federal funds purchased.....     484,189    484,189    414,704    414,704
       Securities sold under
        agreements to repurchase...     348,235    348,235    208,739    208,739
       Other short-term borrowings.     104,598    104,598    171,014    171,014
       FHLB and other borrowings...     484,942    478,090    325,437    325,437

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1994, 1993 AND 1992


(16) QUARTERLY RESULTS (UNAUDITED)

  A summary of the unaudited results of operations for each quarter of 1994 and 1993 follows:

                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                         --------- --------- --------- ---------
                                          (in Thousands Except Per Share Data)
1994:
TOTAL INTEREST INCOME..................  $ 132,208 $ 138,582 $ 143,659 $ 163,275
TOTAL INTEREST EXPENSE.................     51,114    56,408    62,664    76,170
NET INTEREST INCOME....................     81,094    82,174    80,995    87,105
PROVISION FOR LOAN LOSSES..............      2,278        27     1,099        --
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES...........................     78,816    82,147    79,896    87,105
TOTAL NONINTEREST INCOME...............     19,028    15,717    26,103    24,783
TOTAL NONINTEREST EXPENSE..............     61,013    62,308    67,555    71,090
INCOME TAX EXPENSE.....................     12,919    11,134    13,614    14,291
NET INCOME.............................     23,912    24,422    24,830    26,507
PER COMMON SHARE:
  NET INCOME...........................       0.64      0.66      0.67      0.71
  CASH DIVIDENDS.......................       0.23      0.23      0.23      0.23
  STOCK PRICE RANGE:
    HIGH...............................      24       26 3/4    26        23 3/4
    LOW................................      21       23        23        21
    CLOSE..............................      23       24 3/4    23 5/8    22
1993:
Total interest income..................  $ 132,504 $ 132,036 $ 131,230 $ 132,143
Total interest expense.................     49,567    49,275    49,941    50,117
Net interest income....................     82,937    82,761    81,289    82,026
Provision for loan losses..............     11,774    10,001     6,512     8,019
Net interest income after provision for
 loan losses...........................     71,163    72,760    74,777    74,007
Total noninterest income...............     25,733    26,841    24,262    26,350
Total noninterest expense..............     62,063    64,418    63,842    67,380
Income tax expense.....................     12,925    12,539    12,384    10,624
Net income.............................     21,908    22,644    22,813    22,353
Per common share:
  Net income...........................       0.58      0.59      0.60      0.60
  Cash dividends.......................       0.19      0.19      0.19      0.19
  Stock price range:
    High...............................     25 3/4    26 1/2    26        25
    Low................................     22 1/2    22 1/2    23 1/2    20 3/4
    Close..............................     25        24 1/2    23 5/8    22

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission.

ITEM 11 -- EXECUTIVE COMPENSATION

  Information required by this item is incorporated by reference from the section entitled "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission; provided, however, that such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Securities and Exchange Commission Regulation S-K.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

  Information required by this item is incorporated by reference from the sections entitled "Holdings of Voting Securities" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item is incorporated by reference from the section entitled "Certain Transactions" in the Proxy Statement for the Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) INDEX OF DOCUMENTS FILED AS PART OF THIS REPORT:

    Compass Bancshares, Inc. and Subsidiaries
    Financial Statements

                                                                            Page
                                                                            ----
   Independent Auditors' Report.............................................   43
   Consolidated Balance Sheets as of December 31, 1994 and 1993.............   44
   Consolidated Statements of Income for the years ended
    December 31, 1994, 1993 and 1992........................................   45
   Consolidated Statements of Shareholders' Equity for the years ended
    December 31, 1994, 1993 and 1992........................................   46
   Consolidated Statements of Cash Flows for the years ended
    December 31, 1994, 1993 and 1992........................................   47
   Summary of Significant Accounting Policies --
    December 31, 1994, 1993 and 1992........................................   48
   Notes to Consolidated Financial Statements --
    December 31, 1994, 1993 and 1992........................................   51
   Quarterly Results (Unaudited)............................................   71

(B) REPORTS ON FORM 8-K

  The Company filed a Form 8-K on October 14, 1994, with regard to the acquisition of 22 branches of First Heights Bank, fsb, of Houston, Texas.

(C) EXHIBITS

  (3) Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

    (a) Restated Certificate of Incorporation of Compass Bancshares, Inc., dated May 17, 1982, (incorporated by reference to the Company's December 31, 1982 Form 10-K filed with the Commission)

    (b) Certificate of Amendment, dated May 20, 1986, to Restated
        Certificate of Incorporation of Compass Bancshares, Inc.
        (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

    (c) Certificate of Amendment, dated May 15, 1987, to Restated
        Certificate of Incorporation of Compass Bancshares, Inc.
        (incorporated by reference to Exhibit 3.1.2 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

    (d) Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc.
        (incorporated by reference to Exhibit 3.5(1) to the Company's Registration Statement on Form S-4, Registration No. 33-55899 filed with the Commission)

    (e) Certificate of Amendment, dated November 8, 1993 to Restated Certificate of Incorporation of Compass Bancshares, Inc.
        (incorporated by reference to Exhibit 3(d) to the Company's Registration Statement on Form S-4, Registration No. 33-51919 filed with the Commission)

    (f) Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to the Company's December 31, 1982 Form 10-K filed with the Commission)

  (10) Material Contracts

                                                                         Page
                                                                         ----
    (a) Compass Bancshares, Inc., 1982 Long Term Incentive Plan
        (incorporated by reference to Exhibit 1 to the Company's
        Registration Statement on Form S-8 filed June 15, 1983, with the
        Commission)
    (b) Compass Bancshares, Inc., 1989 Long Term Incentive Plan
        (incorporated by reference to Exhibit 28 to the Company's
        Registration Statement on Form S-8 filed February 21, 1991, with the Commission)
    (c) Supplemental Retirement Agreement, dated as of March 18, 1991, between Compass Bank and Harry B. Brock, Jr. (incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the
        year ended December 31, 1991 filed March 26, 1992, with the
        Commission)
    (d) Employment Agreement, dated December 14, 1994, between Compass
        Bancshares, Inc. and D. Paul Jones, Jr.
    (e) Employment Agreement, dated December 14, 1994, between Compass
        Bancshares, Inc. and Jerry W. Powell
    (f) Employment Agreement, dated December 14, 1994, between Compass
        Bancshares, Inc. and Garrett R. Hegel
    (g) Employment Agreement, dated December 14, 1994, between Compass
        Bancshares, Inc. and Byrd Williams
    (h) Employment Agreement, dated December 14, 1994, between Compass
        Bancshares, Inc. and Charles E. McMahen
  (11) Statement Re: Computation of Per Share Earnings..................  75
  (12) Statement Re: Computation of Ratios..............................  76
  (21) Subsidiaries of the Registrant...................................  77
  (23) Consents of experts and counsel
  (27) Financial Data Schedule

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

EXHIBIT 21 -- SUBSIDIARIES OF THE REGISTRANT

                                                     STATE OR OTHER JURISDICTION
SUBSIDIARIES                                              OF INCORPORATION
- ------------                                         ---------------------------
Compass Bank........................................           Alabama
Compass Mortgage Corporation........................          Delaware
Central Bank of the South...........................           Alabama
Compass Bank........................................           Florida
Compass Banks of Texas, Inc.........................          Delaware
Compass Bancorporation of Texas, Inc................          Delaware
Compass Bank -- Dallas..............................             Texas
Compass Bank -- Houston.............................             Texas
River Oaks Trust Company............................             Texas

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          COMPASS BANCSHARES, INC.

Date: February 1, 1995                    By       /s/ D. Paul Jones, Jr.
                                          -------------------------------------
                                                    D. PAUL JONES, JR.
                                               CHAIRMAN AND CHIEF EXECUTIVE
                                                          OFFICER

Date: February 1, 1995                    By       /s/ Garrett R. Hegel
                                          -------------------------------------
                                                     GARRETT R. HEGEL
                                                  CHIEF FINANCIAL OFFICER

Date: February 1, 1995                    By      /s/ Michael A. Bean
                                          -------------------------------------
                                                      MICHAEL A. BEAN
                                                 CHIEF ACCOUNTING OFFICER

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS D. PAUL JONES, JR., JERRY W. POWELL AND DANIEL
B. GRAVES, AND EACH OF THEM, HIS TRUE AND LAWFUL ATTORNEY-IN-FACT AS AGENT WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION FOR HIM AND IN HIS NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN ANY OR ALL AMENDMENTS TO THIS FORM 10-K AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO SAID ATTORNEYS-IN-FACT AND AGENTS WITH FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE IN AND ABOUT THE PREMISES, AS FULLY AND TO ALL INTENTS AND PURPOSES AS THEY MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT AND AGENTS, AND THEIR SUBSTITUTE OR SUBSTITUTES, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              DIRECTORS                                   DATE
              ---------                                   ----

       /s/ Harry B. Brock, Jr.                      February 1, 1995
- -------------------------------------
         HARRY B. BROCK, JR.

        /s/ Stanley M. Brock                        February 1, 1995
- -------------------------------------
          STANLEY M. BROCK

        /s/ Charles W. Daniel                       February 1, 1995
- -------------------------------------
          CHARLES W. DANIEL

              DIRECTORS                                   DATE
              ---------                                   ----

       /s/ W. Eugene Davenport                      February 1, 1995
- -------------------------------------
         W. EUGENE DAVENPORT

    /s/ Garry Neil Drummond, Sr.                    February 1, 1995
- -------------------------------------
      GARRY NEIL DRUMMOND, SR.

      /s/ Marshall Durbin, Jr.                      February 1, 1995
- -------------------------------------
        MARSHALL DURBIN, JR.

       /s/ Tranum Fitzpatrick                       February 1, 1995
- -------------------------------------
         TRANUM FITZPATRICK

       /s/ D. Paul Jones, Jr.                       February 1, 1995
- -------------------------------------
         D. PAUL JONES, JR.

     /s/ G. W. "Red" Leach, Jr.                     February 1, 1995
- -------------------------------------
       G. W. "RED" LEACH, JR.

        /s/ Goodwin L. Myrick                       February 1, 1995
- -------------------------------------
          GOODWIN L. MYRICK

          /s/ John S. Stein                         February 1, 1995
- -------------------------------------
            JOHN S. STEIN