Form 10-Q
period 1995-03-31
COMPASS BANCSHARES INC
filed 1995-05-15
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 1995                 Commission File No. 0-6032

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

                               Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

           Class                                 Outstanding at April 30, 1995
- --------------------------                       -----------------------------
Common Stock, $2 Par Value                                 38,052,954

                   The number of pages of this report is 18.
                          Exhibit index at page 14.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                            Page
- ------------------------------                                            ----

Item 1   Financial Statements

  Consolidated Balance Sheets as of March 31, 1995 and December 31, 1994    3

  Consolidated Statements of Income for the Three Months Ended March 31,
    1995 and 1994                                                           4

  Consolidated Statements of Cash Flows for the Three Months Ended
    March 31, 1995 and 1994                                                 5

  Notes to Consolidated Financial Statements                                7

Item 2   Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                            8

PART II.  OTHER INFORMATION
- ---------------------------

Item 6  Exhibits and Reports on Form 8-K                                   14


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In Thousands)
                                  (Unaudited)

                                              March 31, 1995  December 31, 1994
                                              --------------  -----------------
ASSETS
Cash and due from banks                         $    411,776    $    490,494
Federal funds sold and securities purchased
  under agreements to resell                          76,525          46,535
Interest bearing deposits with other banks                99              99
Investment securities (market value of
  $1,799,846 and $1,813,671 for 1995 and
  1994, respectively)                              1,807,904       1,865,218
Investment securities available for sale             678,735         711,680
Trading account securities                            48,633          58,012
Loans, net of unearned income                      5,895,209       5,828,308
  Allowance for loan losses                         (107,304)       (108,337)
                                                -------------   -------------
     Net loans                                     5,787,905       5,719,971

Premises and equipment, net                          207,482         206,477
Other assets                                         156,652         166,651
                                                -------------   -------------
     Total assets                               $  9,175,711    $  9,265,137
                                                =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                         $  1,290,638    $  1,405,377
    Interest bearing                               5,825,936       5,783,536
                                                -------------   -------------
     Total deposits                                7,116,574       7,188,913

  Federal funds purchased and securities
    sold under agreements to repurchase              748,588         832,608
  Other short-term borrowings                        141,548         104,598
  Accrued expenses and other liabilities              53,021          39,429
  FHLB and other borrowings                          484,921         487,916
                                                -------------   -------------
     Total liabilities                             8,544,652       8,653,464

Shareholders' equity:
  Common stock of $2 par value:
    Authorized--100,000,000 shares;
    Issued--38,051,664 shares in 1995 and
      37,922,435 shares in 1994                       76,103          75,845
  Surplus                                             42,851          41,547
  Loans to finance stock purchases                    (7,168)         (5,914)
  Net unrealized holding loss on
    available-for-sale securities                     (6,295)        (11,686)
  Retained earnings                                  525,568         511,881
                                                -------------   -------------
     Total shareholders' equity                      631,059         611,673
                                                -------------   -------------
     Total liabilities and shareholders'
       equity                                   $  9,175,711    $  9,265,137
                                                =============   =============



                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                     (In Thousands Except Per Share Data)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31
                                                     --------------------------
                                                         1995           1994
                                                     -----------    -----------
INTEREST INCOME:
  Interest and fees on loans                         $  126,824     $  104,892
  Interest and dividends on investment
    securities                                           34,298         12,199
  Interest on investment securities available
    for sale                                              9,285         10,711
  Interest on trading account securities                    900          4,286
  Interest on federal funds sold and securities
    purchased under agreements to resell                  1,062          1,696
  Interest on interest bearing deposits
    with other banks                                          2            217
                                                     -----------    -----------
      Total interest income                             172,371        134,001

INTEREST EXPENSE:
  Interest on deposits                                   65,110         41,613
  Interest on federal funds purchased and
    securities sold under agreements
    to repurchase                                        10,163          5,347
  Interest on other short-term borrowings                 1,860          1,315
  Interest on FHLB and other borrowings                   8,517          3,456
                                                     -----------    -----------
      Total interest expense                             85,650         51,731
                                                     -----------    -----------
      Net interest income                                86,721         82,270
Provision for loan losses                                 1,300          2,278
                                                     -----------    -----------
    Net interest income after provision
      for loan losses                                    85,421         79,992

NONINTEREST INCOME:
  Service charges on deposit accounts                    12,059         10,259
  Trust fees                                              3,745          4,451
  Trading account profits (losses)
    and commissions                                       1,619         (3,877)
  Investment securities gains, net                           35            -
  Other                                                   8,860          8,837
                                                     -----------    -----------
    Total noninterest income                             26,318         19,670

NONINTEREST EXPENSE:
  Salaries and benefits                                  36,845         33,047
  Net occupancy expense                                   5,992          5,405
  Equipment expense                                       4,779          4,933
  FDIC insurance premium                                  3,953          3,372
  Other                                                  22,670         15,666
                                                     -----------    -----------
    Total noninterest expense                            74,239         62,423
                                                     -----------    -----------
      Net income before income tax expense               37,500         37,239
Income tax expense                                       13,159         13,060
                                                     -----------    -----------
      NET INCOME                                     $   24,341     $   24,179
                                                     ===========    ===========

NET INCOME PER COMMON SHARE                          $     0.64     $     0.63
Weighted average shares outstanding                      38,190         38,132
Dividends per common share                           $     0.28     $     0.23



                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                       Three Months Ended
                                                             March 31
                                                    -------------------------
                                                        1995         1994
                                                    -----------   -----------
Operating Activities:
 Net income                                         $   24,341    $   24,179
 Adjustments to reconcile net income to
   cash provided by operations:
  Depreciation and amortization                          7,478         6,941
  Accretion of discount and loan fees                   (4,299)       (3,376)
  Provision for loan losses                              1,300         2,278
  Net change in trading account securities               9,379        36,957
  Net change in mortgage loans available
    for sale                                            13,616          (509)
  Gain on sale of investment securities                    (35)          -
  (Gain) loss on sale of premises and
    equipment                                                7           (24)
  (Gain) loss on sale of other real estate
    owned                                                 (100)           20
  Provision for losses on other real
    estate owned                                           170           -
  Decrease in interest receivable                       12,990         2,061
  Increase in other assets                              (4,703)         (801)
  Increase in interest payable                           3,178            72
  Increase in taxes payable                             11,640        10,705
  Decrease in other payables                            (5,776)       (7,691)
                                                    -----------   -----------
   Net cash provided by operating
     activities                                         69,186        70,812
                                                    -----------   -----------
Investing Activities:
  Proceeds from sales of investment securities             -           1,935
  Proceeds from maturities/calls of investment
    securities                                          60,259       115,350
  Purchases of investment securities                    (1,617)      (22,625)
  Proceeds from sales of securities available
    for sale                                            13,346        51,515
  Proceeds from maturities/calls of securities
    available for sale                                  28,201        69,627
  Purchases of securities available for sale               (73)     (420,780)
  Net (increase) decrease in federal funds
    sold and securities purchased under
    agreements to resell                               (29,990)       34,792
  Net (increase) decrease in loan portfolio            (82,214)       13,206
  Acquisitions, net of cash acquired                       -         (23,649)
  Purchases of premises and equipment                   (6,160)       (9,286)
  Proceeds from sales of premises
    and equipment                                          479           135
  Net decrease in interest bearing deposits
    with other banks                                         -           377
  Proceeds from sales of other real estate
    owned                                                1,176         1,347
                                                    -----------   -----------
   Net cash used by investing activities               (16,593)     (188,056)
                                                    -----------   -----------


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                       Three Months Ended
                                                             March 31
                                                    -------------------------
                                                        1995         1994
                                                    -----------   -----------
Financing Activities:
  Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts               $ (185,566)   $  123,642
  Net increase in time deposits                        113,227        20,868
  Net decrease in federal funds purchased              (40,278)       (2,561)
  Net decrease in securities sold under
    agreements to repurchase                           (43,742)       (3,447)
  Net increase in short-term borrowings                 36,950        35,319
  Repayment of long-term debt                           (3,018)          (40)
  Purchase of treasury shares                              -              (6)
  Common dividends paid                                (10,654)       (8,387)
  Repayment of loans to finance stock purchases            208           345
  Proceeds from exercise of stock options                1,562            32
                                                    -----------   -----------
   Net cash provided (used) by financing
     activities                                       (131,311)      165,765
                                                    -----------   -----------
Net increase (decrease) in cash and due
  from banks                                           (78,718)       48,521
Cash and due from banks at beginning of period         490,494       291,520
                                                    -----------   -----------
Cash and due from banks at end of period            $  411,776    $  340,041
                                                    ===========   ===========

Schedule of noncash investing and financing
  activities:
 Transfers of loans to other real estate owned      $    1,082    $      480
 Loans to facilitate the sale of other real
   estate owned                                            411         1,236
 Loans to finance stock purchases                        1,462           -

Acquisition of banks:
  Fair value of assets acquired                                   $  278,139
  Liabilities assumed                                                242,819
                                                                 ------------
    Cash received                                                 $   35,320
                                                                 ============


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements

NOTE 1 - General

   The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - Business Combinations

   On January 27, 1994, the Company acquired 1st Performance National Bank ("1st Performance"), of Jacksonville, Florida, in a cash transaction. The acquisition was accounted for as a purchase. At the date of acquisition, 1st Performance had assets of $278 million and equity of $35 million.
   The Company completed the acquisition of Security Bank, N.A. ("Security") of Houston, Texas on May 1, 1994, with the issuance of 465,297 shares of the Company's common stock. At the date of acquisition, Security had assets of $76 million and equity of $6 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   On May 12, 1994, the Company acquired three branches of Anchor Savings Bank in the Jacksonville, Florida area with deposits of $31 million and assets of $1 million, with the balance received in cash. The deposit assumption and branch acquisition were accounted for as a purchase.
   On October 1, 1994, the Company completed the acquisition of 22 branches of First Heights Bank, fsb, of Houston, Texas, with deposits of approximately $870 million and assets of $68 million, with the balance received in cash. The deposit assumption and branch acquisition were accounted for as a purchase.
   The Company completed the acquisition of Southwest Bankers, Inc. ("Southwest"), of San Antonio, Texas, and its bank subsidiary, The Bank of San Antonio, on March 7, 1995, with the issuance of 949,987 shares of the Company's common stock. At the date of acquisition, Southwest had assets of $142 million and equity of $9 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.

NOTE 3 - Recently Issued Accounting Standards

   During the second quarter of 1993, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures, ("FAS114"). FAS114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or costs, premium, or discount existing at the inception or acquisition of the loan. As a practical alternative, a company may base the measurement of impairment on a loan's observable market price, or the fair value of the collateral if the repayment of the loan is expected to be provided solely by the collateral (i.e., the loan is collateral dependent). FAS114 is effective for fiscal years beginning after December 15, 1994.
   The Company adopted the provisions of FAS114 during the first quarter of 1995. At March 31, 1995, the recorded investment in loans that are considered impaired under FAS114 was $50.7 million, of which $7.4 million were on nonaccrual status. Included in this amount is $50.6 million of impaired loans for which the related allowance for loan losses was $11.3 million and $100,000 of loans that have no related allowance for loan losses. The adoption of FAS114 did not have a material impact on the Company's results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             Results of Operations

Overview

   Net income for the quarter ended March 31, 1995, increased less than one percent to $24.3 million over net income for the first quarter of 1994. Net income per common share for the first quarter increased 2 percent to $.64 compared to the same period in 1994. Net interest income increased 5 percent during the first three months of 1995 while noninterest income and noninterest expense for the first quarter of 1995 increased 34 percent and 19 percent, respectively.
   In March of 1995, the Company completed the acquisition of Southwest Bankers, Inc. ("Southwest"), of San Antonio, Texas, and its bank subsidiary, The Bank of San Antonio, for 949,987 shares of the Company's common stock. The acquisition of Southwest was accounted for under the pooling-of-interests method of accounting and accordingly the financial statements have been restated for all periods to reflect the acquisition. During the fourth quarter of 1994, the Company completed the acquisition of 22 branches of First Heights Bank, fsb, ("First Heights"), of Houston, Texas, with deposits of $870 million and assets of $68 million. A complete list of acquisitions is included in "Acquisitions" and "Pending Acquisitions" under Item 1 - Business in the Company's 1994 Form 10-K.

Net Interest Income

   Net interest income for the three months ended March 31, 1995, increased $4.5 million over the first three months of 1994 to $86.7 million. On a tax-equivalent basis, net interest income increased $4.3 million, or 5 percent. This increase was a result of a $38.2 million, or 28 percent, increase in interest income on a tax-equivalent basis and a $33.9 million, or 66 percent, increase in interest expense. The increase in interest income was due to a increase in the average yield on earning assets from 7.74 percent to 8.28 percent coupled with an increase in average earning assets of $1.4 billion.
The largest portion of the increase in earning assets occurred in the average balances of investment securities and loans, specifically real estate mortgages, with a decline in the average balances of all other categories of earning assets. This increase in the average balance of loans and investment securities was funded by growth in all categories of deposits and an increase in FHLB and other borrowings. The increase in the average balance of investment securities is due primarily to the investment of cash received in the acquisition of First Heights.
   Interest expense for the three months ended March 31, 1995, increased by $33.9 million, or 66 percent, from the prior year, due principally to a 24 percent increase in interest bearing deposits and a 93 basis point increase in the average rate paid on deposits. The increase in the average balance of deposits was principally due to the assumption of $870 million in deposits in the First Heights acquisition. Additionally, the average balances of federal funds purchased and securities sold under agreements to repurchase increased
9 percent while the average balance of FHLB advances and other borrowings increased by $158 million, as $50 million of subordinated debentures issued by the Company in the third quarter of 1994 and additional FHLB advances of $110 million in the fourth quarter of 1994 were used to fund asset growth and reduce other short-term borrowings.

Net Interest Margin

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the first three months of 1995, the net interest margin, on a tax-equivalent basis, was 4.20 percent compared to 4.79 percent for the same period in 1994. This 59 basis point decrease resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. A 93 basis point increase in the rates paid on deposits was the major contributor to the continued decline in the net interest margin. The impact of this decline on net interest margin was partially offset by a six percent increase in noninterest bearing demand deposits and an increase in the average rate earned on interest earning assets from 7.74
percent to 8.28 percent.   During the first quarter of 1995, the Company's net
interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by 3 basis points as compared to a positive impact of 20 basis points for the same period in 1994. Due to the fact that the Company continues to be liability sensitive at March 31, 1995, it is anticipated that the Company's net interest margin will continue to be negatively impacted by the more frequent repricing of interest bearing liabilities.
   The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994:

                                              Three Months Ended
                                                March 31, 1995
                                   -----------------------------------------
                                    Change
                                     1995             Attributed to
                                      to      ------------------------------
                                     1994      Volume      Rate        Mix
                                   ---------  ---------  ---------  ---------
Interest income:
  Loans                            $ 21,989   $ 11,199   $  9,754   $  1,036
  Investment securities              21,965     28,239     (1,990)    (4,284)
  Investment securities available
    for sale                         (1,503)    (1,113)      (436)        46
  Trading account securities         (3,395)    (3,386)       (43)        34
  Fed funds and resale agreements      (634)    (1,135)     1,514     (1,013)
  Time deposits in other banks         (215)      (215)        (5)         5
                                   ---------  ---------  ---------  ---------
    Increase in interest income    $ 38,207   $ 33,589   $  8,794   $ (4,176)
                                   =========  =========  =========  =========

Interest expense:
  Deposits                         $ 23,497   $ 12,691   $  8,887   $  1,919
  Fed funds purchased and repos       4,816        477      3,984        355
  Other short-term borrowings           545       (234)       948       (169)
  FHLB and other borrowings           5,061      1,662      2,296      1,103
                                   ---------  ---------  ---------  ---------
    Increase in interest expense   $ 33,919   $ 14,596   $ 16,115   $  3,208
                                   =========  =========  =========  =========


Noninterest Income and Noninterest Expense

   Noninterest income for the first three months of 1995 increased $6.6 million, or 34 percent, over the same period in 1994. Service charges on deposit accounts increased $1.8 million, or 18 percent, while trading account profits (losses) and commissions increased $5.5 million. The increase in service charges resulted from the increase in deposits. The increase in trading account profits and commissions on bond sales and trading activities was due chiefly to the absence of losses incurred during the first quarter of 1994 on collateralized mortgage obligation inverse floaters ("inverse floaters") held in the Company's trading account resulting from the increase in the general level of interest rates during the period. All of the inverse floaters previously held in the trading account were sold in the first and second quarters of 1994. It should be noted that changes in the trading account profits and commissions in future quarters cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will or will not continue at their current levels. For the first quarter of 1995, trading account losses related specifically to derivative securities were less than $100,000, consisting of $400,000 of profits related to collateralized mortgage obligations ("CMOs") held in the trading account offset by $500,000 of losses on non-CMO derivative securities, specifically options and interest rate swaps, caps, and floors. Gains on investment securities sold during the first quarter of 1995 were not material.
   The components of trading account assets at March 31, 1995, and December 31, 1994, are presented in the following table.

                                        March 31, 1995     December 31, 1994
                                        --------------     -----------------
                                                  (in Thousands)
U.S. Treasury and Government agency       $  25,779            $  26,599
State and political subdivisions              2,696                9,046
Mortgage-backed pass through securities      11,955               15,567
Other debt securities                         1,698                  201
Derivative securities:
  Collateralized mortgage obligations         4,147                5,344
  Interest rate floors and caps               2,046                1,178
  Other options                                 312                   77
                                          ----------           ----------
                                          $  48,633            $  58,012
                                          ==========           ==========


   Noninterest expense increased $11.8 million, or 19 percent, during the first three months of 1995 over the same period in 1994. Salaries increased $2.8 million, or 10 percent, for the first quarter while employee benefits increased 19 percent. The increase in salaries over 1994 levels was the result of the addition of personnel in connection with the acquisition of 22 branches of First Heights, normal business growth, and regular merit increases. The increase in employee benefits was due to increased payroll tax expense and other employee benefits associated with the First Heights acquisition. Net occupancy expense increased 11 percent to $6.0 million due primarily to increased depreciation and occupancy expenses resulting from the acquisition of First Heights branches. FDIC deposit insurance premiums increased 17 percent due to an increase in deposits while other noninterest expense increased $7.0 million, or 45 percent, during the quarter due to increases in legal and other professional services expenses associated with acquisition activities and with a proxy contest initiated by three directors of the Company during the first quarter of 1995.

Income Taxes

   Income tax expense remained relatively unchanged during the first three months of 1995 compared to the same period in 1994. The effective tax rate for 1995 and 1994 was 35 percent.

Provision and Allowance for Loan Losses

   The provision for loan losses for the three months ended March 31, 1995, decreased 43 percent to $1.3 million from the $2.3 million reported for the same period in 1994. This decrease resulted from a five percent decrease in nonperforming assets from December 31, 1994, as well as the continuation of the trend of decreasing nonperforming assets that the Company experienced during 1994, as evidenced by the decline in nonperforming assets from $37.9 million at March 31, 1994, to $18.6 million at March 31, 1995. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at March 31, 1995, was $107.3 million compared to $108.3 million at December 31, 1994. The ratio of the allowance for loan losses to loans outstanding was 1.82 percent at March 31, 1995, down slightly from 1.86 percent at December 31, 1994.
   Net charge-offs increased $784,000 from the comparable three month period in 1994. Net loan charge-offs expressed as an annualized percentage of average loans for the first three months of 1995 were 0.16 percent compared with 0.12 percent for the first three months of 1994.

Nonperforming Assets and Past Due Loans

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $18.6 million at March 31, 1995, compared to $19.7 million at December 31, 1994. At March 31, 1995, the allowance for loan losses as a percentage of nonperforming loans was 893 percent as compared to 852 percent at December 31, 1994. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due decreased from 658 percent at December 31, 1994, to 607 percent at March 31, 1995.
   Nonperforming assets as a percentage of total loans and other real estate owned declined to 0.32 percent at March 31, 1995, from 0.34 percent at December 31, 1994. The amount carried in other repossessed assets at March 31, 1995, was $161,000, down from $235,000 at December 31, 1994. Loans past due ninety days or more but still accruing interest increased over 50 percent from the $3.7 million at December 31, 1994, to $5.7 million at March 31, 1995, representing 0.10 percent of total loans and other real estate owned.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

                              Financial Condition

Overview

   Total assets at March 31, 1995, were $9.2 billion, down 1 percent from December 31, 1994. This decrease was due to decreases in nonearning assets and noninterest bearing liabilities. Retained earnings remained the primary source of growth for the Company's capital base.

Assets and Funding

   At March 31, 1995, earning assets totaled $8.5 billion, unchanged from December 31, 1994. The mix of earning assets shifted moderately in the first three months of 1995 with total investment securities at March 31, 1995, decreasing by $90.3 million, or 4 percent, from year end while loans increased by $66.9 million, or 1 percent. Loans comprised 69 percent of total earning assets at March 31, 1995, as compared to 68 percent at December 31, 1994, while the percentage of earning assets represented by total investment securities decreased from 30 percent to 29 percent. Cash and due from banks declined $78.7 million, or 16 percent, and federal funds sold and securities purchased under agreements to resell increased $30.0 million.
   A $42.4 million increase in interest bearing deposits during the first quarter of 1995 was more than offset by a $114.7 million decrease in noninterest bearing deposits. During the first quarter of 1995, the mix of short-term liabilities moved toward federal funds purchased and securities sold under agreements to repurchase. At March 31, 1995, deposits accounted for 78 percent of the Company's funding, unchanged from year end.

Liquidity and Capital Resources

   Net cash provided by operating activities totaled $69.2 million for the three months ended March 31, 1995, due in part to decreases in trading account securities and mortgage loans held for sale. For the first quarter of 1995, net cash used by investing activities of $16.6 million consisted of proceeds from maturities of investment securities of $60.3 million, proceeds from maturities of securities available for sale of $28.2 million, and proceeds from sales of securities available for sale of $13.3 million with cash outflows of $1.6 million in investment securities purchases, an $82.2 million increase in loans outstanding, and an increase of $30.0 million in federal funds sold and securities purchased under agreements to resell. Net cash used by financing activities of $131.3 million consisted of the payment of $10.7 million in common stock dividends as well as decreases in federal funds purchased, securities sold under agreements to repurchase, and demand deposits, NOW accounts and savings accounts funded in part by increases in time deposits and other short-term borrowings.
   Total shareholders' equity at March 31, 1995, was 6.88 percent of total assets compared to 6.60 percent at December 31, 1994. The increase since year-end 1994 reflects the one percent decrease in total assets and the three percent increase in shareholders' equity. The growth in shareholders' equity consisted of earnings retained after payment of dividends on common stock coupled with the decrease in the net unrealized holding loss on available-for-sale securities. The change in the unrealized holding loss in the Company's available-for-sale portfolio from December 31, 1994, to March 31, 1995, of $5.4 million has been reflected as additional shareholders' equity.
   The leverage ratio, defined as period-end common equity adjusted for goodwill divided by average assets adjusted for goodwill, was 6.62 percent at March 31, 1995, and at December 31, 1994. Similarly, the Company's tangible leverage ratio, defined as period-end common equity adjusted for all intangibles divided by average assets adjusted for all intangibles, increased from 6.38 at December 31, 1994, to 6.39 at March 31, 1995.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of March 31, 1995, exceeded the target ratios of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at March 31, 1995, were 9.99 percent and 13.30 percent, respectively. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                Allowance for Loan Losses/Nonperforming Assets
                                (In Thousands)
                                  (Unaudited)

                                                   Three Months Ended
                                                         March 31
                                                --------------------------
                                                    1995           1994
                                                -----------    -----------
ALLOWANCE FOR LOAN LOSSES
  Balance at beginning of period                $  108,337     $  111,744
  Add:    Provision charged to earnings              1,300          2,278
          Balance due to acquisition                   -              810
  Deduct: Loans charged off                          4,040          3,186
          Loan recoveries                           (1,707)        (1,637)
                                                -----------    -----------
    Net charge-offs                                  2,333          1,549
                                                -----------    -----------
Balance at end of period                        $  107,304     $  113,283
                                                ===========    ===========

Net charge-offs as a percentage of
  average loans (annualized)                         0.16%          0.12%
Recoveries as a percentage of charge-offs           42.25%         51.38%




                                              March 31, 1995  December 31, 1994
                                              --------------  -----------------
NONPERFORMING ASSETS
Nonaccrual loans                               $     9,919       $   11,283
Renegotiated loans                                   2,096            1,428
                                                -----------      -----------
  Total nonperforming loans                         12,015           12,711
Other real estate                                    6,630            6,980
                                                -----------      -----------
  Total nonperforming assets                    $   18,645       $   19,691
                                                ===========      ===========

Accruing loans ninety days past due             $    5,668       $    3,745
                                                ===========      ===========

Other repossessed assets                        $      161       $      235
                                                ===========      ===========

Allowance for loan losses                       $  107,304       $  108,337
                                                ===========      ===========

Allowance as a percentage of loans                   1.82%            1.86%
Total nonperforming loans as a percentage
  of loans and ORE                                   0.20%            0.22%
Total nonperforming assets as a percentage
  of loans and ORE                                   0.32%            0.34%
Accruing loans ninety days past due as a
  percentage of loans and ORE                        0.10%            0.06%
Allowance for loan losses as a percentage
  of nonperforming loans                           893.08%          852.31%
Allowance for loan losses as a percentage
  of nonperforming assets                          575.51%          550.19%



                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                               Page
- ---------------------------                                               ----

Item 4  Submission of Matters to a Vote of Security Holders

   The election of three directors, approval of auditors and two shareholder proposals were submitted to a vote of shareholders at the Company's Annual Meeting held April 11, 1995. D. Paul Jones, Jr., Charles
W. Daniel and George W. Hansberry, M.D. were elected upon receipt of the following votes for/against, respectively, 19,492,256/175,876, 19,485,143/182,989, and 19,475,867/183,782. James R. Hayes, David B.
Henderson and Dr. Wendall H. Taylor, Sr. were defeated upon receipt of the following votes for/withheld, respectively, 14,205,676/170,671, 14,204,926/171,421, and 14,204,912/171,435. William Eugene Davenport,
Marshall Durbin, Jr., Tranum Fitzpatrick, Goodwyn L. Myrick, John S. Stein, Harry B. Brock, Jr., Stanley M. Brock, and Garry N. Drummond, Sr. were not subject to reelection and their terms continued after the meeting. KPMG Peat Marwick LLP was approved as independent auditors by a vote for/against/abstain of 33,411,633/150,951/440,446. Two shareholder proposals of amendments to the Company's by-laws, which required a vote of 80% of the outstanding shares, failed to be adopted. One proposal related to notification to shareholders of acquisition or merger proposals. The second proposal related to shareholder approval of certain executive compensation. These proposals received votes respectively for/against/abstain, 16,432,715/11,877,053/5,607,159 and
17,190,265/11,251,290/5,484,584.

Item 6  Exhibits and Reports on Form 8-K

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

(10)(d) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1994, filed February 27, 1995, with the Securities and Exchange Commission)

(10)(e) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Jerry W. Powell (incorporated by reference to
        Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1994, filed February 27, 1995, with the Securities and Exchange Commission)

(10)(f) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 1994, filed February 27, 1995, with the Securities and Exchange Commission)

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                               Page
- ---------------------------                                               ----

Item 6 Exhibits and Reports on Form 8-K (continued)

(a)  Exhibits (continued)

(10)(g) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Byrd Williams (incorporated by reference to
        Exhibit 10(g) to the Company's Form 10-K for the year ended December 31, 1994, filed February 27, 1995, with the Securities and Exchange Commission)

(10)(h) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended December 31, 1994, filed February 27, 1995, with the Securities and Exchange Commission)

(11)    Computation of Per Share Earnings                                  16

(12)    Ratio of Earnings to Fixed Charges                                 17

(27)    Financial Data Schedule

(b)  Reports on Form 8-K

None

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 11, 1995                                            /s/ GARRETT R. HEGEL
- ------------                                        ---------------------------
   Date                                             By Garrett R. Hegel, as its
                                                        Chief Financial Officer