Form 10-Q
period 1995-06-30
COMPASS BANCSHARES INC
filed 1995-08-14
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 1995                   Commission File No. 0-6032

                           COMPASS BANCSHARES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                         63-0593897
------------------------                   ------------------------------------
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

                               Yes [x]   No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

          Class                                    Outstanding at July 31, 1995
--------------------------                         ----------------------------
Common Stock, $2 Par Value                                  38,120,932

                   The number of pages of this report is 21.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                          Page
------------------------------                                          ----
Item 1 Financial Statements

       Consolidated Balance Sheets as of June 30, 1995 and December
       31, 1994                                                          3

       Consolidated Statements of Income for the Three and Six Months
       Ended June 30, 1995 and 1994                                      4

       Consolidated Statements of Cash Flows for the Six Months Ended
       June 30, 1995 and 1994                                            5

       Notes to Consolidated Financial Statements                        7

Item 2 Management's Discussion and Analysis of Results of Operations
       and Financial Condition                                           9

PART II.  OTHER INFORMATION
---------------------------

Item 4 Submission of Matters to a Vote of Security Holders              17

Item 6 Exhibits and Reports on Form 8-K                                 17

                COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                            (In Thousands)
                              (Unaudited)

                                             June 30, 1995    December 31, 1994
                                             -------------    -----------------
ASSETS
Cash and due from banks                       $   486,525       $   490,494
Federal funds sold and securities purchased
  under agreements to resell                       60,281            46,535
Interest bearing deposits with other banks             99                99
Investment securities (market value of
  $1,743,332 and $1,813,671 for 1995 and
  1994, respectively)                           1,718,235         1,865,218
Investment securities available for sale          849,621           711,680
Trading account securities                         72,449            58,012
Loans, net of unearned income                   6,170,578         5,828,308
  Allowance for loan losses                      (107,306)         (108,337)
                                              ------------      ------------
     Net loans                                  6,063,272         5,719,971

Premises and equipment, net                       212,615           206,477
Other assets                                      192,598           166,651
                                              ------------      ------------
     Total assets                             $ 9,655,695       $ 9,265,137
                                              ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                       $ 1,276,999       $ 1,405,377
    Interest bearing                            5,877,234         5,783,536
                                              ------------      ------------
     Total deposits                             7,154,233         7,188,913

  Federal funds purchased and securities
    sold under agreements to repurchase         1,064,174           832,608
  Other short-term borrowings                     250,645           104,598
  Accrued expenses and other liabilities           49,352            39,429
  FHLB and other borrowings                       484,899           487,916
                                              ------------      ------------
     Total liabilities                          9,003,303         8,653,464

Shareholders' equity:
  Common stock of $2 par value:
    Authorized--100,000,000 shares;
    Issued--38,110,995 shares in 1995 and
      37,922,435 shares in 1994                    76,222            75,845
  Surplus                                          43,505            41,547
  Loans to finance stock purchases                 (7,113)           (5,914)
  Net unrealized holding loss on
    available-for-sale securities                  (2,925)          (11,686)
  Retained earnings                               542,703           511,881
                                              ------------      ------------
     Total shareholders' equity                   652,392           611,673
                                              ------------      ------------
     Total liabilities and shareholders'
       equity                                 $ 9,655,695       $ 9,265,137
                                              ============      ============


                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Income
                     (In Thousands Except Per Share Data)
                                (Unaudited)


                                 Three Months Ended        Six Months Ended
                                       June 30                 June 30
                               ----------------------   -----------------------
                                  1995        1994        1995          1994
                               ----------  ----------   ----------   ----------
INTEREST INCOME:
  Interest and fees on loans   $ 133,440   $ 108,550    $ 260,264    $ 213,442
  Interest and dividends on
   investment securities          33,384      15,070       67,682       27,269
  Interest on investment
    securities available
    for sale                       9,753      12,296       19,038       23,007
  Interest on trading account
    securities                     1,300       3,344        2,200        7,630
  Interest on federal funds
    sold and securities
    purchased under agreements
    to resell                      1,024       1,058        2,086        2,754
  Interest on interest bearing
    deposits with other banks          2         214            4          431
                               ----------  ----------   ----------   ----------
      Total interest income      178,903     140,532      351,274      274,533

INTEREST EXPENSE:
  Interest on deposits            70,638      45,048      135,748       86,661
  Interest on federal funds
    purchased and securities
    sold under agreements to
    repurchase                    10,668       5,784       20,831       11,131
  Interest on other short-
    term borrowings                2,906       2,463        4,766        3,778
  Interest on FHLB and other
    borrowings                     8,659       3,792       17,176        7,248
                               ----------  ----------   ----------   ----------
      Total interest expense      92,871      57,087      178,521      108,818
                               ----------  ----------   ----------   ----------
      Net interest income         86,032      83,445      172,753      165,715
Provision for loan losses          2,120          27        3,420        2,305
                               ----------  ----------   ----------   ----------
    Net interest income
      after provision for
      loan losses                 83,912      83,418      169,333      163,410

NONINTEREST INCOME:
  Service charges on deposit
    accounts                      13,004      11,214       25,063       21,473
  Trust fees                       4,024       4,371        7,769        8,822
  Trading account profits
    (losses) and commissions       2,555      (2,388)       4,174       (6,265)
  Investment securities
    gains, net                     2,847       3,159        2,882        3,159
  Loss on purchase of
    securities from common
    trust fund                         -      (8,222)           -       (8,222)
  Other                            9,853       8,147       18,713       16,984
                               ----------  ----------   ----------   ----------
    Total noninterest income      32,283      16,281       58,601       35,951

NONINTEREST EXPENSE:
  Salaries and benefits           37,027      31,628       73,872       64,675
  Net occupancy expense            4,840       5,777       10,832       11,182
  Equipment expense                5,366       4,824       10,145        9,757
  FDIC insurance premium           3,952       3,403        7,905        6,775
  Other                           21,791      18,102       44,461       33,768
                               ----------  ----------   ----------   ----------
    Total noninterest expense     72,976      63,734      147,215      126,157
                               ----------  ----------   ----------   ----------
  Net income before income
    tax expense                   43,219      35,965       80,719       73,204
Income tax expense                15,412      11,269       28,571       24,329
                               ----------  ----------   ----------   ----------
      NET INCOME               $  27,807   $  24,696    $  52,148    $  48,875
                               ==========  ==========   ==========   ==========

NET INCOME PER COMMON SHARE    $    0.72   $    0.65    $    1.36    $    1.28
Weighted average shares
  outstanding                     38,305      38,205       38,231       38,160
Dividends per common share     $    0.28   $    0.23    $    0.56    $    0.46


                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                              (In Thousands)
                                (Unaudited)


                                                        Six Months Ended
                                                             June 30
                                                   --------------------------
                                                       1995          1994
                                                   -----------    -----------
Operating Activities:
 Net income                                        $   52,148     $   48,875
 Adjustments to reconcile net income to
   cash provided by operations:
  Depreciation and amortization                        14,268         14,607
  Accretion of discount and loan fees                  (5,890)        (5,795)
  Provision for loan losses                             3,420          2,305
  Net change in trading account securities            (14,437)       196,931
  Net change in mortgage loans available
    for sale                                           10,026          2,652
  Gain on sale of investment securities                (2,882)        (3,159)
  Loss on purchase of securities from common
    trust fund                                              -          8,222
  (Gain) loss on sale of premises and
    equipment                                              21            (35)
  (Gain) loss on sale of other real estate
    owned                                                (214)           148
  Provision for losses on other real
    estate owned                                          301           (511)
  (Increase) decrease in interest receivable            2,756         (2,721)
  Increase in other assets                            (34,006)        (3,131)
  Increase in interest payable                          9,818            627
  Decrease in taxes payable                            (3,585)        (4,861)
  Increase (decrease) in other payables                (1,474)         1,087
                                                   -----------    -----------
   Net cash provided by operating
     activities                                        30,270        255,241
                                                   -----------    -----------
Investing Activities:
  Proceeds from sales of investment securities
    permitted by FAS115                                29,970          3,360
  Proceeds from maturities/calls of investment
    securities                                        122,510        175,946
  Purchases of investment securities                   (2,695)      (526,176)
  Proceeds from sales of securities available
    for sale                                          358,603        220,027
  Proceeds from maturities/calls of securities
    available for sale                                 55,122         96,643
  Purchases of securities available for sale         (535,322)      (473,773)
  Net (increase) decrease in federal funds
    sold and securities purchased under
    agreements to resell                              (13,746)       201,235
  Net increase in loan portfolio                     (357,678)       (38,625)
  Acquisitions, net of cash acquired                        -          6,132
  Purchases of premises and equipment                 (15,061)       (15,367)
  Proceeds from sales of premises
    and equipment                                         503            185
  Net decrease in interest bearing deposits
    with other banks                                        -            376
  Proceeds from sales of other real estate
    owned                                               2,319          3,357
                                                   -----------    -----------
   Net cash used by investing activities             (355,475)      (346,680)
                                                   -----------    -----------

                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                               (In Thousands)
                                (Unaudited)


                                                       Six Months Ended
                                                            June 30
                                                   --------------------------
                                                       1995          1994
                                                   -----------   ------------
Financing Activities:
  Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts              $ (200,280)    $    2,290
  Net increase in time deposits                       165,600        154,379
  Net increase (decrease) in federal funds
    purchased                                         363,888       (150,371)
  Net decrease in securities sold under
    agreements to repurchase                         (132,322)       (39,889)
  Net increase in short-term borrowings               146,047        200,948
  Repayment of long-term debt                          (3,063)           (94)
  Purchase of treasury shares                               -             (6)
  Common dividends paid                               (21,326)       (16,896)
  Repayment of loans to finance stock purchases           474            542
  Proceeds from exercise of stock options               2,218            577
                                                   -----------    -----------
   Net cash provided by financing activities          321,236        151,480
                                                   -----------    -----------
Net increase (decrease) in cash and due
  from banks                                           (3,969)        60,041
Cash and due from banks at beginning of period        490,494        291,520
                                                   -----------    -----------
Cash and due from banks at end of period           $  486,525     $  351,561
                                                   ===========    ===========

Schedule of noncash investing and financing
  activities:
 Transfers of loans to other real estate owned     $    1,920     $    1,167
 Loans to facilitate the sale of other real
   estate owned                                           989          9,967
 Loans to finance stock purchases                       1,611              -
 Tax benefit realized upon exercise of
   stock options                                          117              -

Acquisition of banks:
  Fair value of assets acquired                                   $  309,037
  Liabilities assumed                                                273,725
                                                                  -----------
    Cash received                                                 $   35,312
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

NOTE 2 - Business Combinations

   On January 27, 1994, the Company acquired 1st Performance National Bank ("1st Performance"), of Jacksonville, Florida, in a cash transaction. The acquisition was accounted for as a purchase. At the date of acquisition, 1st Performance had assets of $278 million and equity of $35 million.
   The Company completed the acquisition of Security Bank, N.A. ("Security") of Houston, Texas on May 1, 1994, with the issuance of 465,297 shares of the Company's common stock. At the date of acquisition, Security had assets of $76 million and equity of $6 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   On May 12, 1994, the Company acquired three branches of Anchor Savings Bank in the Jacksonville, Florida area with deposits of $31 million and assets of $1 million, with the balance received in cash. The deposit assumption and branch acquisition were accounted for as a purchase.
   On October 1, 1994, the Company completed the acquisition of 22 branches of First Heights Bank, fsb, of Houston, Texas, with deposits of approximately $870 million and assets of $68 million, with the balance received in cash. The deposit assumption and branch acquisition were accounted for as a purchase.
   The Company completed the acquisition of Southwest Bankers, Inc. ("Southwest"), of San Antonio, Texas, and its bank subsidiary, The Bank of San Antonio, on March 7, 1995, with the issuance of 949,987 shares of the Company's common stock. At the date of acquisition, Southwest had assets of $142 million and equity of $9 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   On July 19, 1995, the Company signed a letter of intent to acquire Flower Mound Bancshares, Inc. ("Flower Mound"), of Dallas, Texas, and its bank subsidiary, Security Bank, for 340,000 shares of the Company's common stock.
At June 30, 1995, Flower Mound had assets of $47 million and equity of $4 million. It is anticipated that the transaction will close in the first quarter of 1996 and will be accounted for under the pooling-of-interests method of accounting.

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements


NOTE 3 - Recently Issued Accounting Standards (continued)

   The Company adopted the provisions of FAS114 during the first quarter of 1995. At June 30, 1995, the recorded investment in loans that are considered impaired under FAS114 was $52.4 million, of which $12.9 million were on nonaccrual status. Included in this amount is $52.3 million of impaired loans for which the related allowance for loan losses was $13.1 million and $100,000 of loans that have no related allowance for loan losses. The adoption of FAS114 did not have a material impact on the Company's results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              Results of Operations

Overview

   Net income for the quarter ended June 30, 1995, increased 13 percent to $27.8 million while net income for the first six months of 1995 increased 7 percent to $52.1 million from the comparable prior year periods. Net income per common share for the second quarter increased 11 percent to $0.72 compared to the same period in 1994 while net income per common share for the first six months of 1995 increased 6 percent to $1.36. Net interest income increased by $2.6 million, or 3 percent, during the second quarter of 1995 and $7.0 million, or 4 percent, during the first six months of the year. Noninterest income increased 98 percent in the second quarter of 1995 while noninterest expense increased 15 percent. For the first six months of 1995, noninterest income and noninterest expense increased 63 percent and 17 percent, respectively.
   In March of 1995, the Company completed the acquisition of Southwest Bankers, Inc. ("Southwest"), of San Antonio, Texas, and its bank subsidiary, The Bank of San Antonio, for 949,987 shares of the Company's common stock. The acquisition of Southwest was accounted for under the pooling-of-interests method of accounting and accordingly the financial statements have been restated for all periods to reflect the acquisition. During the fourth quarter of 1994, the Company completed the acquisition of 22 branches of First Heights Bank, fsb, ("First Heights"), of Houston, Texas, with deposits of approximately $870 million and assets of $68 million. A complete list of acquisitions is included in "Acquisitions" and "Pending Acquisitions" under Item 1 - Business in the Company's 1994 Form 10-K.

Net Interest Income

   Net interest income for the three months ended June 30, 1995, increased $2.6 million over the second quarter of 1994 to $86.0 million. On a tax-equivalent basis, net interest income increased $2.4 million or 3 percent. This increase was a result of a $38.2 million, or 27 percent, increase in interest income on a tax-equivalent basis and a $35.8 million, or 63 percent, increase in interest expense. The increase in interest income was due to an increase in the average yield on earning assets from 7.78 percent to 8.36 percent coupled with an increase in average earning assets of $1.3 billion. The largest portion of the increase in earning assets occurred in the average balances of investment securities and loans, specifically real estate mortgages and commercial loans, with a decline in the average balances of all other categories of earning assets. This increase in the average balance of loans and investment securities was funded by cash received in the acquisition of First Heights as well as growth in all categories of deposits and an increase in FHLB and other borrowings.
   Interest expense for the three months ended June 30, 1995, increased by $35.8 million, or 63 percent, from the prior year, due principally to a 20 percent increase in average interest bearing deposits and a 114 basis point increase in the average rate paid on deposits. The increase in the average balance of deposits was primarily due to the assumption of approximately $870 million in deposits in the First Heights acquisition. Additionally, the average balances of federal funds purchased and securities sold under agreements to repurchase increased 30 percent while the average balance of FHLB advances and other borrowings increased by $156 million, as $50 million of subordinated debentures issued by the Company in the third quarter of 1994 and additional FHLB advances of $110 million in the fourth quarter of 1994 were used to fund asset growth and reduce other short-term borrowings.
   For the six months ended June 30, 1995, net interest income increased $7.0 million, or 4 percent, over the prior year period to $172.8 million. On a tax-equivalent basis, net interest income increased $6.7 million, or 4 percent. An increase in the average yield on earning assets from 7.76 percent to 8.32 percent along with an increase in average earning assets of $1.4 billion resulted in a $76.4 million, or 28 percent, increase in interest income. As noted above, growth in the average balance of deposits and FHLB and other borrowings and the investment of cash received in the First Heights acquisition funded the increase in loans and investment securities.
   Interest expense for the six months ended June 30, 1995, increased by $69.7 million, or 64 percent, from the prior year as the average balance of interest bearing liabilities, primarily interest bearing deposits, increased by 22 percent and the average rate paid on liabilities rose by 128 basis points. The increase in the average rate paid on interest bearing liabilities resulted from a 104 basis point increase in the rate paid on deposits and more than a 200 basis point increase in the rate paid on all other categories of borrowings. The average balances of federal funds purchased and securities sold under agreements to repurchase increased 19 percent while the average balance of FHLB advances and other borrowings increased by 48 percent as a result of the additional borrowings discussed above.

Net Interest Margin

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the first six months of 1995, the net interest margin, on a tax-equivalent basis, was 4.12 percent compared to 4.72 percent for the same period in 1994. This 60 basis point decrease resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. While the yield on interest earning assets increased 56 basis points, including a 73 basis point increase in the yield on loans, the rate paid on all categories of interest bearing liabilities increased ranging from a 104 basis point increase in the rate paid on interest bearing deposits to a 269 basis point increase in the rate paid on FHLB and other borrowings. The impact of this decline on net interest margin was partially mitigated by a 4 percent increase in the average balance of noninterest bearing demand deposits. During the first six months of 1995, the positive impact of the Company's use of interest rate contracts continued to decline. While the use of interest rate contracts increased the Company's net interest margin by 16 basis points during the six months ended June 30, 1994, the use of interest rate contracts increased the Company's net interest margin by only 2 basis points during the same period in 1995.
   For the second quarter of 1995, the net interest margin, on a tax-equivalent basis, was 4.05 percent compared to 4.65 percent for the same period in 1994. An increase in the rates paid on deposits from 3.66 percent to 4.80 percent was the major contributor to the decline in the net interest margin. The impact of the 131 basis point increase in rate paid on interest bearing liabilities was partially offset by a 58 basis point increase in the average rate earned on
interest earning assets from 7.78 percent to 8.36 percent.   During the second
quarter of 1995, the Company's net interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by 2 basis points as compared to a positive impact of 14 basis points for the same period in 1994. Due to the fact that the Company continues to be liability sensitive at June 30, 1995, it is anticipated that the Company's net interest margin will continue to be impacted by the more frequent repricing of interest bearing liabilities.
   The tables on the following page detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the six months and three months ended June 30, 1995, as compared to comparable periods of 1994 (in thousands):


                                             Six Months Ended
                                              June 30, 1995
                                  ---------------------------------------------
                                    Change
                                     1995              Attributed to
                                      to      ---------------------------------
                                     1994      Volume       Rate         Mix
                                  ---------   ---------   ---------   ---------
Interest income:
  Loans                           $ 46,857    $ 25,435    $ 19,151    $  2,271
  Investment securities             40,182      45,441      (2,051)     (3,208)
  Investment securities available
    for sale                        (4,096)     (3,710)       (460)         74
  Trading account securities        (5,434)     (5,295)       (450)        311
  Fed funds and resale agreements     (668)     (1,563)      2,069      (1,174)
  Time deposits in other banks        (427)       (427)        (11)         11
                                  ---------   ---------   ---------   ---------
    Increase in interest income   $ 76,414    $ 59,881    $ 18,248    $ (1,715)
                                  =========   =========   =========   =========

Interest expense:
  Deposits                        $ 49,087    $ 23,713    $ 20,668    $  4,706
  Fed funds purchased and repos      9,700       2,061       6,445       1,194
  Other short-term borrowings          988        (677)      2,028        (363)
  FHLB and other borrowings          9,928       3,464       4,374       2,090
                                  ---------   ---------   ---------   ---------
    Increase in interest expense  $ 69,703    $ 28,561    $ 33,515    $  7,627
                                  =========   =========   =========   =========



                                               Three Months Ended
                                                 June 30, 1995
                                  ---------------------------------------------
                                    Change
                                     1995             Attributed to
                                      to      ---------------------------------
                                     1994      Volume       Rate         Mix
                                  ---------   ---------   ---------   ---------
Interest income:
  Loans                           $ 24,868    $ 14,254    $  9,387    $  1,227
  Investment securities             18,217      18,379         (75)        (87)
  Investment securities available
    for sale                        (2,593)     (2,598)          6          (1)
  Trading account securities        (2,039)     (1,866)       (389)        216
  Fed funds and resale agreements      (34)       (384)        548        (198)
  Time deposits in other banks        (212)       (212)        (10)         10
                                  ---------   ---------   ---------   ---------
    Increase in interest income   $ 38,207    $ 27,573    $  9,467    $  1,167
                                  =========   =========   =========   =========

Interest expense:
  Deposits                        $ 25,590    $ 11,027    $ 11,852    $  2,711
  Fed funds purchased and repos      4,884       1,727       2,431         726
  Other short-term borrowings          443        (443)      1,080        (194)
  FHLB and other borrowings          4,867       1,801       2,078         988
                                  ---------   ---------   ---------   ---------
    Increase in interest expense  $ 35,784    $ 14,112    $ 17,441    $  4,231
                                  =========   =========   =========   =========

Noninterest Income and Noninterest Expense

   For the six months ended June 30, 1995, noninterest income increased $22.7 million, or 63 percent, to $58.6 million. Noninterest income for the second quarter of 1995 increased $16.0 million, or 98 percent, over the same period in 1994. Service charges on deposit accounts increased $1.8 million, or 16 percent, while trading account profits (losses) and commissions increased $4.9 million during the second quarter of 1995. During the first six months of the year, service charges on deposit accounts increased $3.6 million, or 17 percent, and trading account profits (losses) and commissions increased $10.4 million. The increase in service charges resulted from the increase in deposits. The increase in trading account profits and commissions on bond sales and trading activities was due chiefly to the absence of losses incurred during the first and second quarters of 1994 on collateralized mortgage obligation inverse floaters ("inverse floaters") held in the Company's trading account. All of the inverse floaters previously held in the trading account were sold in the first and second quarters of 1994. It should be noted that changes in the trading account profits (losses) and commissions in future quarters cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will or will not continue at their current levels. For the six months of 1995, trading account profits related specifically to derivative securities were approximately $280,000, consisting of $720,000 of profits related to collateralized mortgage obligations ("CMOs") held in the trading account offset by $440,000 of losses on non-CMO derivative securities, specifically options and interest rate swaps, caps, and floors.
   The components of trading account assets at June 30, 1995, and December 31, 1994, are presented in the following table.

                                          June 30, 1995     December 31, 1994
                                          -------------     -----------------
                                                    (in Thousands)
U.S. Treasury and Government agency        $  41,923         $  26,599
State and political subdivisions               9,503             9,046
Mortgage-backed pass through securities       11,913            15,567
Other securities                                 346               201
Derivative securities:
  Collateralized mortgage obligations          6,249             5,344
  Interest rate floors and caps                2,479             1,178
  Other options                                   36                77
                                           ----------        ----------
                                           $  72,449         $  58,012
                                           ==========        ==========

   The $8.2 million loss on purchase of securities from common trust fund in 1994 resulted from the purchase of inverse floaters by the Company during the second quarter of 1994 from a common trust fund managed by the trust division of the Company's lead bank. Due to the increase in the general level of interest rates, the common trust fund customers faced significant losses on inverse floaters held in the portfolio. In evaluating the suitability of these investments for the common trust fund subsequent to the decline in market value, the Company determined that it would be in the best interests of the Company, its lead bank, and its trust customers to purchase these securities at book value from the common trust fund. As a result of this decision, the Company purchased inverse floaters with a fair value of $27.0 million from the common trust fund at the fund's cost of $35.2 million with the difference between purchase price and fair value reflected in the Company's Statement of Income as a separate component of noninterest income. The securities purchased by the Company are reflected at its amortized cost of $26.2 million in its held -to-maturity investment securities portfolio at June 30, 1995. Gains on the sale of investment securities available for sale during the second quarter of 1995 and for the first six months of the year totaled approximately $1.5 million. In addition, during the second quarter of 1995, investment securities held to maturity totaling $30 million were sold prior to maturity either within three months of maturity or only after at least 85 percent of the principal outstanding had been collected, as permitted by FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS115"). Gains on these sales during the quarter totaled $1.2 million.
   Noninterest expense increased $9.2 million, or 15 percent, during the second quarter of 1995 over the same period in 1994. For the six months ended June 30, 1995, noninterest expense increased by 17 percent to $147.2 million. Salaries increased $4.3 million, or 16 percent, for the second quarter while employee benefits increased $1.1 million, or 26 percent. During the first six months of 1995, salaries increased by $7.0 million, or 13 percent, while employee benefits increased $2.1 million, or 22 percent. The increase in salaries over 1994 levels was the result of the addition of personnel in connection with the acquisition of 22 branches of First Heights, normal business growth, and regular merit increases. The increase in employee benefits was due to increased payroll tax expense and other employee benefits associated with the First Heights acquisition as well as increased ESOP expense. Net occupancy expense decreased 16 percent in the second quarter of 1995 and declined 3 percent in the first six months of the year due to increased rental income related to the Company's headquarters partially offset by additional depreciation and occupancy expenses resulting from the acquisition of First Heights branches. The increase in deposits during 1995 resulted in a 16 percent increase in FDIC deposit insurance premiums for the second quarter of 1995 and a 17 percent increase during the first six months of the year. During the first six months of 1995, other noninterest expense increased $10.7 million, or 32 percent, due to increases in legal and other professional services expenses associated with acquisition activities and with a proxy contest initiated by three directors of the Company during the first quarter of 1995. For the second quarter of the year, noninterest expense increased 20 percent to $21.8 million.

Income Taxes

   Income tax expense increased by $4.1 million, or 37 percent, during the second quarter of 1995 compared to the same period in 1994 and increased $4.2 million, or 17 percent, during the first six months of the year. The effective tax rate for the first six months of 1995 was 35 percent, up from the 33 percent effective tax rate for the same period in 1994. The lower effective tax rate in 1994 was due to reversal of prior period income tax accruals upon receipt of the preliminary findings of an IRS audit.

Provision and Allowance for Loan Losses

   The provision for loan losses for the three months ended June 30, 1995, increased to $2.1 million from the $27,000 reported for the same period in 1994. For the six months ended June 30, 1995, the provision for loan losses increased 48 percent, or $1.1 million. This increase resulted from a $1.3 million increase in net charge-offs during the first six months of 1995 as compared to the prior year period. Net loan charge-offs expressed as an annualized percentage of average loans for the first two quarters of 1995 were
0.15 percent compared with 0.12 percent for the first six months of 1994. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at June 30, 1995, was $107.3 million compared to $108.3 million at December 31, 1994. The ratio of the allowance for loan losses to loans outstanding was 1.74 percent at June 30, 1995, down from 1.86 percent at December 31, 1994.

Nonperforming Assets and Past Due Loans

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $24.3 million at June 30, 1995, compared to $19.7 million at December 31, 1994, an increase of 24 percent. A substantial portion of this increase was due to one commercial real estate loan totaling $4.9 million that was placed on nonaccrual status in June, 1995. At June 30, 1995, the allowance for loan losses as a percentage of nonperforming loans was 576 percent as compared to 852 percent at December 31, 1994. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due decreased from 658 percent at December 31, 1994, to 486 percent at June 30, 1995.
   Nonperforming assets as a percentage of total loans and other real estate owned increased to 0.39 percent at June 30, 1995, from 0.34 percent at December 31, 1994. The amount carried in other repossessed assets at June 30, 1995, was $96,000, down from $235,000 at December 31, 1994. Loans past due ninety days or more but still accruing interest decreased over 7 percent from the $3.7 million at December 31, 1994, to $3.5 million at June 30, 1995, representing
0.06 percent of total loans and other real estate owned.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

                              Financial Condition

Overview

   Total assets at June 30, 1995, were $9.7 billion, up 4 percent from December 31, 1994. This increase was due principally to a six percent increase in loans. Retained earnings remained the primary source of growth for the Company's capital base.

Assets and Funding

   At June 30, 1995, earning assets totaled $8.9 billion, an increase of 4 percent from December 31, 1994. The mix of earning assets shifted moderately in the first six months of 1995 with a significant portion of the increase in earning assets attributable to the growth in loans while total investment securities decreased slightly. Loans comprised 70 percent of total earning assets at June 30, 1995, as compared to 68 percent at December 31, 1994, while the percentage of earning assets represented by total investment securities decreased from 30 percent to 29 percent. Trading account securities increased $14.4 million, or 25 percent, and federal funds sold and securities purchased under agreements to resell increased $13.7 million.
   A $93.7 million increase in interest bearing deposits during the second quarter of 1995 was more than offset by a $128.4 million decrease in noninterest bearing deposits. During the second quarter of 1995, the mix of short-term liabilities moved toward federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings. At June 30, 1995, deposits accounted for 74 percent of the Company's funding, down from 78 percent at year end.

Liquidity and Capital Resources

   Net cash provided by operating activities totaled $30.2 million for the six months ended June 30, 1995. For the first two quarters of 1995, net cash used by investing activities of $355.5 million consisted of proceeds from maturities of investment securities of $122.5 million, proceeds from maturities of securities available for sale of $55.1 million, and proceeds from sales of securities available for sale of $358.6 million with cash outflows of $535.3 million in purchases of investment securities available for sale, a $357.7 million increase in loans outstanding, and an increase of $13.7 million in federal funds sold and securities purchased under agreements to resell. Also included in investing cash inflows were $30.0 million in proceeds from the sale of held-to-maturity investment securities that are permitted under FAS115. FAS115 allows such sales if the sale of securities occurs near enough to the maturity date that interest rate risk is substantially eliminated or the sale of securities occurs after a substantial portion of the principal outstanding at acquisition has been received. Net cash provided by financing activities of $321.4 million consisted of the payment of $21.3 million in common stock dividends as well as decreases in securities sold under agreements to repurchase and demand deposits, NOW accounts and savings accounts funded in part by increases in time deposits, federal funds purchased, and other short-term borrowings.
   Total shareholders' equity at June 30, 1995, was 6.76 percent of total assets compared to 6.60 percent at December 31, 1994. The increase since year-end 1994 reflects the seven percent increase in shareholders' equity in contrast to the four percent increase in total assets. The growth in shareholders' equity consisted of earnings retained after payment of dividends on common stock coupled with the decrease in the net unrealized holding loss on available-for-sale securities. The change in the unrealized holding loss in the Company's available-for-sale portfolio from December 31, 1994, to June 30, 1995, of $8.8 million has been reflected as additional shareholders' equity.
   The leverage ratio, defined as period-end common equity adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 6.73 percent at June 30, 1995, and 6.62 percent at December 31, 1994. Similarly, the Company's tangible leverage ratio, defined as period-end common equity adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, increased from 6.37 at December 31, 1994, to 6.51 at June 30, 1995.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of June 30, 1995, exceeded the target ratios of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at June 30, 1995, were 9.69 percent and 12.88 percent, respectively. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.


                COMPASS BANCSHARES, INC. AND SUBSIDIARIES
              Allowance for Loan Losses/Nonperforming Assets
                            (In Thousands)
                             (Unaudited)

                                                      Six Months Ended
                                                          June 30
                                                ---------------------------
                                                   1995            1994
                                                -----------     -----------
ALLOWANCE FOR LOAN LOSSES
  Balance at beginning of period                $  108,337      $  111,744
  Add:    Provision charged to earnings              3,420           2,305
          Balance due to acquisition                     -             810
  Deduct: Loans charged off                          7,478           6,959
          Loan recoveries                           (3,027)         (3,769)
                                                -----------     -----------
    Net charge-offs                                  4,451           3,190
                                                -----------     -----------
Balance at end of period                        $  107,306      $  111,669
                                                ===========     ===========

Net charge-offs as a percentage of
  average loans (annualized)                         0.15%           0.12%
Recoveries as a percentage of charge-offs           40.48%          54.16%




                                              June 30, 1995   December 31, 1994
                                              -------------   -----------------
NONPERFORMING ASSETS
Nonaccrual loans                              $    16,787       $   11,283
Renegotiated loans                                  1,830            1,428
                                              ------------      -----------
  Total nonperforming loans                        18,617           12,711
Other real estate                                   5,729            6,980
                                              ------------      -----------
  Total nonperforming assets                  $    24,346       $   19,691
                                              ============      ===========

Accruing loans ninety days past due           $     3,465       $    3,745
                                              ============      ===========

Other repossessed assets                      $        96       $      235
                                              ============      ===========

Allowance for loan losses                     $   107,306       $  108,337
                                              ============      ===========

Allowance as a percentage of loans                  1.74%            1.86%
Total nonperforming loans as a percentage
  of loans and ORE                                  0.30%            0.22%
Total nonperforming assets as a percentage
  of loans and ORE                                  0.39%            0.34%
Accruing loans ninety days past due as a
  percentage of loans and ORE                       0.06%            0.06%
Allowance for loan losses as a percentage
  of nonperforming loans                          576.39%          852.31%
Allowance for loan losses as a percentage
  of nonperforming assets                         440.75%          550.19%

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                              Page
---------------------------                                              ----

Item 4  Submission of Matters to a Vote of Security Holders

   The election of three directors, approval of auditors and two shareholder proposals were submitted to a vote of shareholders at the Company's Annual Meeting held April 11, 1995. D. Paul Jones, Jr., Charles
W. Daniel and George W. Hansberry, M.D. were elected upon receipt of the following votes for/against, respectively, 19,492,256/175,876, 19,485,143/182,989, and 19,475,867/183,782. James R. Hayes, David B.
Henderson and Dr. Wendall H. Taylor, Sr. were defeated upon receipt of the following votes for/withheld, respectively, 14,205,676/170,671, 14,204,926/171,421, and 14,204,912/171,435. William Eugene Davenport,
Marshall Durbin, Jr., Tranum Fitzpatrick, Goodwin L. Myrick, John S. Stein, Harry B. Brock, Jr., Stanley M. Brock, and Garry N. Drummond, Sr. were not subject to reelection and their terms continued after the meeting. KPMG
Peat Marwick LLP was approved as independent auditors by a vote for/against/abstain of 33,411,633/150,951/440,446. Two shareholder proposals of amendments to the Company's by-laws, which required a vote of 80% of the outstanding shares, failed to be adopted. One proposal related to notification to shareholders of acquisition or merger proposals. The second proposal related to shareholder approval of certain executive compensation. These proposals received votes respectively for/against/ abstain, 16,432,715/11,877,053/5,607,159 and 17,190,265/11,251,290/5,484,584.

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


PART II.  OTHER INFORMATION                                                Page
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

(11)     Computation of Per Share Earnings                                  20

(12)     Ratio of Earnings to Fixed Charges                                 21

(27)     Financial Data Schedule

(b)  Reports on Form 8-K

None

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 11, 1995                                    /s/ GARRETT R. HEGEL
---------------                                ---------------------------
     Date                                      By Garrett R. Hegel, as its
                                               Chief Financial Officer