Form 10-Q
period 1995-09-30
COMPASS BANCSHARES INC
filed 1995-11-14
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 1995         Commission File No. 0-6032

                            COMPASS BANCSHARES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                    63-0593897
 ------------------------               -----------------------------------
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

                               Yes [x]  No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                  Class                  Outstanding at October 31, 1995
        --------------------------       -------------------------------
        Common Stock, $2 Par Value                  38,136,063

                   The number of pages of this report is 20.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                       Page
------------------------------                                       ----

Item 1  Financial Statements

        Consolidated Balance Sheets as of September 30, 1995 and
          December 31, 1994                                            3

        Consolidated Statements of Income for the Three and Nine
          Months Ended September 30, 1995 and 1994                     4

        Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1995 and 1994                            5

        Notes to Consolidated Financial Statements                     7

Item 2  Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                      9

PART II.  OTHER INFORMATION
---------------------------

Item 6  Exhibits and Reports on Form 8-K                              17


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)
                                (Unaudited)

                                              September 30        December 31
                                                   1995               1994
                                              -------------       -------------
ASSETS
Cash and due from banks                        $   441,010        $   490,494
Federal funds sold and securities purchased
  under agreements to resell                        50,186             46,535
Interest bearing deposits with other banks              99                 99
Investment securities (market value of
  $1,656,149 and $1,813,671 for 1995 and
  1994, respectively)                            1,631,368          1,865,218
Investment securities available for sale         1,235,611            711,680
Trading account securities                          85,823             58,012
Loans, net of unearned income                    6,263,959          5,828,308
  Allowance for loan losses                       (108,337)          (108,337)
                                              -------------       -------------
     Net loans                                   6,155,622          5,719,971

Premises and equipment, net                        214,729            206,477
Other assets                                       174,397            166,651
                                              -------------       -------------
     Total assets                              $ 9,988,845        $ 9,265,137
                                              =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                        $ 1,274,305        $ 1,405,377
    Interest bearing                             6,148,788          5,783,536
                                              -------------       -------------
     Total deposits                              7,423,093          7,188,913

  Federal funds purchased and securities
    sold under agreements to repurchase            979,143            832,608
  Other short-term borrowings                      196,437            104,598
  Accrued expenses and other liabilities            58,361             39,429
  FHLB and other borrowings                        659,876            487,916
                                              -------------       -------------
     Total liabilities                           9,316,910          8,653,464

Shareholders' equity:
  Common stock of $2 par value:
    Authorized--100,000,000 shares;
    Issued--38,133,630 shares in 1995 and
      37,922,435 shares in 1994                     76,267             75,845
  Surplus                                           43,938             41,547
  Loans to finance stock purchases                  (5,765)            (5,914)
  Net unrealized holding loss on
    available-for-sale securities                   (3,466)           (11,686)
  Retained earnings                                560,961            511,881
                                              -------------       -------------
     Total shareholders' equity                    671,935            611,673
                                              -------------       -------------
     Total liabilities and shareholders'
       equity                                  $ 9,988,845        $ 9,265,137
                                              =============       =============



                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                      (In Thousands Except Per Share Data)
                                 (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                    September 30              September 30
                              -----------------------   -----------------------
                                 1995         1994         1995         1994
                              ----------   ----------   ----------   ----------
INTEREST INCOME:
  Interest and fees on loans    $138,057     $112,688     $398,321    $326,130
  Interest and dividends on
   investment securities          31,370       21,695       99,052      48,964
  Interest on investment
    securities available
    for sale                      14,603        8,918       33,641      31,925
  Interest on trading account
    securities                     1,270        1,217        3,470       8,847
  Interest on federal funds
    sold and securities
    purchased under agreements
    to resell                        638        1,249        2,724       4,003
  Interest on interest bearing
    deposits with other banks          2           75            6         506
                               ----------   ----------   ----------  ----------
      Total interest income      185,940      145,842      537,214     420,375

INTEREST EXPENSE:
  Interest on deposits            71,968       48,199      207,716     134,860
  Interest on federal funds
    purchased and securities
    sold under agreements to
    repurchase                    12,266        7,051       33,097      18,182
  Interest on other short-
    term borrowings                3,680        3,904        8,446       7,682
  Interest on FHLB and other
    borrowings                    10,116        4,243       27,292      11,491
                               ----------   ----------   ----------  ----------
      Total interest expense      98,030       63,397      276,551     172,215
                               ----------   ----------   ----------  ----------
      Net interest income         87,910       82,445      260,663     248,160
Provision for loan losses          4,480        1,099        7,900       3,404
                               ----------   ----------   ----------  ----------
    Net interest income
      after provision for
      loan losses                 83,430       81,346      252,763     244,756

NONINTEREST INCOME:
  Service charges on deposit
    accounts                      13,294       11,552       38,357      33,025
  Trust fees                       4,098        4,335       11,867      13,157
  Trading account profits
    (losses) and commissions       3,401        1,642        7,575      (4,623)
  Investment securities
    gains, net                      (109)         138        2,773       3,297
  Loss on purchase of
    securities from common
    trust fund                       -            -            -        (8,222)
  Other                           10,041        8,968       28,754      25,952
                               ----------   ----------   ----------  ----------
    Total noninterest income      30,725       26,635       89,326      62,586

NONINTEREST EXPENSE:
  Salaries and benefits           36,786       35,590      110,658     100,265
  Net occupancy expense            5,256        5,638       16,088      16,820
  Equipment expense                5,311        4,915       15,456      14,672
  FDIC insurance premium             336        3,401        8,241      10,176
  Other                           21,312       19,363       65,773      53,131
                               ----------   ----------   ----------  ----------
    Total noninterest expense     69,001       68,907      216,216     195,064
                               ----------   ----------   ----------  ----------
  Net income before income
    tax expense                   45,154       39,074      125,873     112,278
Income tax expense                16,220       13,689       44,791      38,018
                               ----------   ----------   ----------  ----------
      NET INCOME                $ 28,934     $ 25,385     $ 81,082    $ 74,260
                               ==========   ==========   ==========  ==========

NET INCOME PER COMMON SHARE     $   0.76     $   0.67     $   2.12    $   1.95
Weighted average shares
  outstanding                     38,440       38,198       38,301      38,170
Dividends per common share      $   0.28     $   0.23     $   0.84    $   0.69


                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                        Nine Months Ended
                                                          September 30
                                                   --------------------------
                                                       1995           1994
                                                   -----------    -----------
Operating Activities:
 Net income                                        $   81,082     $   74,260
 Adjustments to reconcile net income to
   cash provided by operations:
  Depreciation and amortization                        22,059         22,393
  Accretion of discount and loan fees                 (12,635)        (8,447)
  Provision for loan losses                             7,900          3,404
  Net change in trading account securities            (27,811)       191,782
  Net change in mortgage loans available
    for sale                                            7,898         12,655
  Gain on sale of investment securities                (2,773)        (3,297)
  Loss on purchase of securities from common
    trust fund                                            -            8,222
  Gain on sale of premises and
    equipment                                              (7)           (46)
  Gain on sale of other real estate
    owned                                                (234)           (60)
  Provision for losses on other real
    estate owned                                          301           (507)
  Increase (decrease) in interest receivable             (528)           831
  Increase in other assets                            (13,642)        (4,989)
  Increase in interest payable                         18,635          4,678
  Increase(decrease) in taxes payable                    (901)         1,376
  Decrease in other payables                           (3,634)        (6,766)
                                                   -----------    -----------
   Net cash provided by operating
     activities                                        75,710        295,489
                                                   -----------    -----------
Investing Activities:
  Proceeds from sales of investment securities
    permitted by FAS115                                31,051            698
  Proceeds from maturities/calls of investment
    securities                                        211,754        242,475
  Purchases of investment securities                   (3,773)      (735,536)
  Proceeds from sales of securities available
    for sale                                          586,918        239,407
  Proceeds from maturities/calls of securities
    available for sale                                 93,974        104,251
  Purchases of securities available for sale       (1,188,508)      (497,437)
  Net (increase) decrease in federal funds
    sold and securities purchased under
    agreements to resell                               (3,651)       189,070
  Net increase in loan portfolio                     (452,055)      (198,383)
  Acquisitions, net of cash acquired                      -            6,132
  Purchases of premises and equipment                 (21,563)       (19,775)
  Proceeds from sales of premises
    and equipment                                         674            639
  Net decrease in interest bearing deposits
    with other banks                                      -           10,376
  Proceeds from sales of other real estate
    owned                                               2,856          5,188
                                                   -----------    -----------
   Net cash used by investing activities             (742,323)      (652,895)
                                                   -----------    -----------


                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)

                                                       Nine Months Ended
                                                          September 30
                                                   --------------------------
                                                       1995           1994
                                                   -----------    -----------
Financing Activities:
  Net increase in demand deposits,
    NOW accounts and savings accounts                   3,828         71,677
  Net increase in time deposits                       230,352        128,360
  Net increase in federal funds purchased             202,296         35,298
  Net increase (decrease) in securities sold
    under agreements to repurchase                    (55,761)        82,943
  Net increase in short-term borrowings                91,839        122,103
  Issuance of FHLB advances and other borrowings      175,000         49,619
  Repayment of long-term debt                          (3,109)          (136)
  Purchase of treasury shares                             -              (14)
  Common dividends paid                               (32,002)       (25,396)
  Repayment of loans to finance stock purchases         1,990            747
  Proceeds from exercise of stock options               2,696            700
                                                   -----------    -----------
   Net cash provided by financing activities          617,129        465,901
                                                   -----------    -----------
Net increase (decrease) in cash and due
  from banks                                          (49,484)       108,495
Cash and due from banks at beginning of period        490,494        291,520
                                                   -----------    -----------
Cash and due from banks at end of period           $  441,010     $  400,015
                                                   ===========    ===========

Schedule of noncash investing and financing
  activities:
 Transfers of loans to other real estate owned     $    6,134     $    2,152
 Loans to facilitate the sale of other real
   estate owned                                         1,455         10,777
 Loans to finance stock purchases                       1,779            -
 Tax benefit realized upon exercise of
   stock options                                          117            -

Acquisition of banks:
  Fair value of assets acquired                                   $  309,037
  Liabilities assumed                                                273,725
                                                                  -----------
    Cash received                                                 $   35,312
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

NOTE 2 - Business Combinations

   On January 27, 1994, the Company acquired 1st Performance National Bank ("1st Performance"), of Jacksonville, Florida, in a cash transaction. The acquisition was accounted for as a purchase. At the date of acquisition, 1st Performance had assets of $278 million and equity of $35 million.
   The Company completed the acquisition of Security Bank, N.A. ("Security") of Houston, Texas on May 1, 1994, with the issuance of 465,297 shares of the Company's common stock. At the date of acquisition, Security had assets of $76 million and equity of $6 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   On May 12, 1994, the Company acquired three branches of Anchor Savings Bank in the Jacksonville, Florida area with deposits of $31 million and assets of $1 million, with the balance received in cash. The deposit assumption and branch acquisition were accounted for as a purchase.
   On October 1, 1994, the Company completed the acquisition of 22 branches of First Heights Bank, fsb, of Houston, Texas, with deposits of approximately $870 million and assets of $68 million, with the balance received in cash. The deposit assumption and branch acquisition were accounted for as a purchase.
   The Company completed the acquisition of Southwest Bankers, Inc. ("Southwest"), of San Antonio, Texas, and its bank subsidiary, The Bank of San Antonio, on March 7, 1995, with the issuance of 949,987 shares of the Company's common stock. At the date of acquisition, Southwest had assets of $142 million and equity of $9 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   On August 29, 1995, the Company signed a definitive agreement to acquire Flower Mound Bancshares, Inc. ("Flower Mound"), of Dallas, Texas, and its bank subsidiary, Security Bank, for 340,000 shares of the Company's common stock.
At September 30, 1995, Flower Mound had assets of $49 million and equity of $4 million. It is anticipated that the transaction will close in the first quarter of 1996 and will be accounted for under the pooling-of-interests method of accounting.
   On October 16, 1995, the Company signed a definitive agreement to acquire Equitable BankShares, Inc. ("Equitable"), of Dallas, Texas, and its bank subsidiary, Equitable Bank. At September 30, 1995, Equitable had assets of $190 million and equity of $11 million. It is anticipated that the transaction will close in the first quarter of 1996 and will be accounted for under the pooling-of-interests method of accounting.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements


NOTE 3 - Recently Issued Accounting Standards

   During the second quarter of 1993, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures, ("FAS114"). FAS114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or costs, premium, or discount existing at the inception or acquisition of the loan. As a practical alternative, a company may base the measurement of impairment on a loan's observable market price, or the fair value of the collateral if the repayment of the loan is expected to be provided solely by the collateral (i.e., the loan is collateral dependent). FAS114 is effective for fiscal years beginning after December 15, 1994.
   The Company adopted the provisions of FAS114 during the first quarter of 1995. At September 30, 1995, the recorded investment in loans that are considered impaired under FAS114 was $48.7 million, of which $9.5 million were on nonaccrual status. Included in this amount is $48.5 million of impaired loans for which the related allowance for loan losses was $11.1 million and $208,000 of loans that have no related allowance for loan losses. The adoption of FAS114 did not have a material impact on the Company's results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             Results of Operations

Overview

   Net income for the quarter ended September 30, 1995, increased 14 percent to $28.9 million while net income for the first nine months of 1995 increased 9 percent to $81.1 million from the comparable prior year periods. Net income per common share for the third quarter increased 13 percent to $0.76 compared to the same period in 1994 while net income per common share for the first nine months of 1995 increased 9 percent to $2.12. Net interest income increased by $5.5 million, or 7 percent, during the third quarter of 1995 and $12.5 million, or 5 percent, during the first nine months of the year. Noninterest income increased 15 percent in the third quarter of 1995 while noninterest expense increased less than one percent. For the first nine months of 1995, noninterest income and noninterest expense increased 43 percent and 11 percent, respectively.
   In March of 1995, the Company completed the acquisition of Southwest Bankers, Inc. ("Southwest"), of San Antonio, Texas, and its bank subsidiary, The Bank of San Antonio, for 949,987 shares of the Company's common stock. The acquisition of Southwest was accounted for under the pooling-of-interests method of accounting and accordingly the financial statements have been restated for all periods to reflect the acquisition. During the fourth quarter of 1994, the Company completed the acquisition of 22 branches of First Heights Bank, fsb, ("First Heights"), of Houston, Texas, with deposits of approximately $870 million and assets of $68 million. A complete list of acquisitions is included in "Acquisitions" and "Pending Acquisitions" under Item 1 - Business in the Company's 1994 Form 10-K.

Net Interest Income

   Net interest income for the three months ended September 30, 1995, increased $5.5 million over the third quarter of 1994 to $87.9 million. On a tax-equivalent basis, net interest income increased $5.4 million or 6 percent.
This increase was a result of a $40.0 million, or 27 percent, increase in interest income on a tax-equivalent basis and a $34.6 million, or 55 percent, increase in interest expense. The increase in interest income was due to an increase in the average yield on earning assets from 7.83 percent to 8.26 percent coupled with an increase in average earning assets of $1.5 billion.
The largest portion of the increase in earning assets occurred in the average balances of investment securities and loans, specifically real estate mortgages and commercial loans, with a decline in the average balances of all other categories of earning assets. This increase in the average balance of loans and investment securities was funded by cash received in the acquisition of First Heights as well as growth in all categories of deposits and an increase in FHLB and other borrowings.
   Interest expense for the three months ended September 30, 1995, increased by $34.6 million, or 55 percent, from the prior year, due principally to a 20 percent increase in average interest bearing deposits and a 94 basis point increase in the average rate paid on deposits. The increase in the average balance of deposits was primarily due to the assumption of approximately $870 million in deposits in the First Heights acquisition. Additionally, the average balances of federal funds purchased and securities sold under agreements to repurchase increased 45 percent while the average balance of FHLB advances and other borrowings increased by $256.6 million, as $50 million of subordinated debentures issued by the Company in the third quarter of 1994 and additional FHLB advances of $110 million in the fourth quarter of 1994 and $175 million in the third quarter of 1995 were used to fund asset growth and reduce other short-term borrowings.
   For the nine months ended September 30, 1995, net interest income increased $12.5 million, or 5 percent, over the prior year period to $260.7 million. On a tax-equivalent basis, net interest income increased $12.1 million, or 5 percent. An increase in the average yield on earning assets from 7.78 percent to 8.30 percent along with an increase in average earning assets of $1.4 billion resulted in a $116.4 million, or 27 percent, increase in interest income. As noted above, growth in the average balance of deposits and FHLB and other borrowings and the investment of cash received in the First Heights acquisition funded the increase in loans and investment securities.
   Interest expense for the nine months ended September 30, 1995, increased by $104.3 million, or 61 percent, from the prior year as the average balance of interest bearing liabilities, primarily interest bearing deposits, increased by 22 percent and the average rate paid on liabilities rose by 119 basis points. The increase in the average rate paid on interest bearing liabilities resulted from a 101 basis point increase in the rate paid on deposits and more than a 160 basis point increase in the rate paid on all other categories of borrowings. The average balances of federal funds purchased and securities sold under agreements to repurchase increased 27 percent while the average balance of FHLB advances and other borrowings increased by 58 percent as a result of the additional borrowings discussed above.

Net Interest Margin

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the first nine months of 1995, the net interest margin, on a tax-equivalent basis, was 4.06 percent compared to 4.63 percent for the same period in 1994. This 57 basis point decrease resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. While the yield on interest earning assets increased 52 basis points, including a 66 basis point increase in the yield on loans, the rate paid on all categories of interest bearing liabilities also increased, ranging from a 101 basis point increase in the rate paid on interest bearing deposits to a 235 basis point increase in the rate paid on FHLB and other borrowings. The impact of this decline on net interest margin was partially mitigated by a four percent increase in the average balance of noninterest bearing demand deposits. During the first nine months of 1995, the positive impact of the Company's use of interest rate contracts continued to decline. While the use of interest rate contracts increased the Company's net interest margin by 14 basis points during the nine months ended September 30, 1994, the use of interest rate contracts increased the Company's net interest margin by only 3 basis points during the same period in 1995.
   For the third quarter of 1995, the net interest margin, on a tax-equivalent basis, was 3.93 percent compared to 4.46 percent for the same period in 1994. An increase in the rates paid on deposits from 3.86 percent to 4.80 percent was the major contributor to the decline in the net interest margin. The impact of a 103 basis point increase in rate paid on interest bearing liabilities was partially offset by a 43 basis point increase in the average rate earned on
interest earning assets from 7.83 percent to 8.26 percent.   During the third
quarter of 1995, the Company's net interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by 2 basis points as compared to a positive impact of 11 basis points for the same period in 1994. Due to the fact that the Company continues to be liability sensitive at September 30, 1995, it is anticipated that the Company's net interest margin will continue to be impacted by the more frequent repricing of interest bearing liabilities in the current interest rate environment.
   The tables on the following page detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the nine months and three months ended September 30, 1995, as compared to comparable periods of 1994 (in thousands):

                                                 Nine Months Ended
                                                 September 30, 1995
                                   --------------------------------------------
                                      Change
                                       1995            Attributed to
                                        to     --------------------------------
                                       1994     Volume       Rate       Mix
                                   ---------   ---------   ---------   --------
Interest income:
  Loans                            $ 72,184    $ 42,281    $ 26,484    $ 3,419
  Investment securities              49,815      52,889      (1,517)    (1,557)
  Investment securities available
    for sale                          1,563         669         874         20
  Trading account securities         (5,378)     (5,279)       (244)       145
  Fed funds and resale agreements    (1,279)     (2,327)      2,504     (1,456)
  Time deposits in other banks         (500)       (500)        (12)        12
                                   ---------   ---------   ---------   --------
    Increase in interest income    $116,405    $ 87,733    $ 28,089    $   583
                                   =========   =========   =========   ========

Interest expense:
  Deposits                         $ 72,856    $ 35,105    $ 30,322    $ 7,429
  Fed funds purchased and repos      14,915       4,943       7,841      2,131
  Other short-term borrowings           764      (1,553)      2,903       (586)
  FHLB and other borrowings          15,801       6,653       5,794      3,354
                                   ---------   ---------   ---------   --------
    Increase in interest expense   $104,336    $ 45,148    $ 46,860    $12,328
                                   =========   =========   =========   ========


                                                Three Months Ended
                                                September 30, 1995
                                   --------------------------------------------
                                     Change
                                      1995             Attributed to
                                       to      --------------------------------
                                      1994      Volume       Rate        Mix
                                   ----------  ---------   ---------   --------
Interest income:
  Loans                             $ 25,327   $ 16,890    $  7,342    $ 1,095
  Investment securities                9,633      9,054         413        166
  Investment securities available
    for sale                           5,659      4,171       1,015        473
  Trading account securities              56        (94)        163        (13)
  Fed funds and resale agreements       (611)      (776)        435       (270)
  Time deposits in other banks           (73)       (73)         (3)         3
                                   ----------  ---------   ---------   --------
    Increase in interest income     $ 39,991   $ 29,172    $  9,365    $ 1,454
                                   ==========  =========   =========   ========

Interest expense:
  Deposits                          $ 23,769   $ 11,406    $  9,706    $ 2,657
  Fed funds purchased and repos        5,215      3,179       1,403        633
  Other short-term borrowings           (224)      (897)        874       (201)
  FHLB and other borrowings            5,873      3,297       1,450      1,126
                                   ----------  ---------   ---------   --------
    Increase in interest expense    $ 34,633   $ 16,985    $ 13,433    $ 4,215
                                   ==========  =========   =========   ========

Noninterest Income and Noninterest Expense

   For the nine months ended September 30, 1995, noninterest income increased $26.7 million, or 43 percent, to $89.3 million. Noninterest income for the third quarter of 1995 increased $4.1 million, or 15 percent, over the same period in 1994. Service charges on deposit accounts increased $1.7 million, or 15 percent, while trading account profits (losses) and commissions increased $1.8 million during the third quarter of 1995. During the first nine months of the year, service charges on deposit accounts increased $5.3 million, or 16 percent, and trading account profits (losses) and commissions increased $12.2 million. The increase in service charges resulted from the increase in deposits. The increase in trading account profits and commissions on bond sales and trading activities was due chiefly to the absence of losses incurred during the first and second quarters of 1994 on collateralized mortgage obligation inverse floaters ("inverse floaters") held in the Company's trading account. All of the inverse floaters previously held in the trading account were sold in the first and second quarters of 1994. It should be noted that changes in the trading account profits (losses) and commissions in future quarters cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will or will not continue at their current levels. For the nine months of 1995, trading account profits related specifically to derivative securities were approximately $472,000, consisting of $1.1 million of profits related to collateralized mortgage obligations ("CMOs") held in the trading account offset by $669,000 of losses on non-CMO derivative securities, specifically options and interest rate swaps, caps, and floors.
   The components of trading account assets at September 30, 1995, and December 31, 1994, are presented in the following table.

                                          September 30      December 31
                                              1995              1994
                                           ----------        ----------
                                                 (in Thousands)
U.S. Treasury and Government agency          $ 46,203         $ 26,599
State and political subdivisions                5,119            9,046
Mortgage-backed pass through securities        18,338           15,567
Other securities                                1,777              201
Derivative securities:
  Collateralized mortgage obligations          12,442            5,344
  Interest rate floors and caps                 1,894            1,178
  Other options                                    50               77
                                            ----------       ----------
                                             $ 85,823         $ 58,012
                                            ==========       ==========

   The $8.2 million loss on purchase of securities from a common trust fund in 1994 resulted from the purchase of inverse floaters by the Company during the second quarter of 1994 from a common trust fund managed by the trust division of the Company's lead bank. Due to the increase in the general level of interest rates, the common trust fund customers faced significant losses on inverse floaters held in the portfolio. In evaluating the suitability of these investments for the common trust fund subsequent to the decline in market value, the Company determined that it would be in the best interests of the Company, its lead bank, and its trust customers to purchase these securities at book value from the common trust fund. As a result of this decision, the Company purchased inverse floaters with a fair value of $27.0 million from the common trust fund at the fund's cost of $35.2 million with the difference between purchase price and fair value reflected in the Company's Statement of Income as a separate component of noninterest income. The securities purchased by the Company are reflected at its amortized cost of $26.2 million in its held -to-maturity investment securities portfolio at September 30, 1995. Losses on the sale of investment securities during the third quarter of 1995 totaled $109,000 with gains of $2.8 million for the first nine months of the year. During the second quarter of 1995, investment securities held to maturity totaling $30 million were sold prior to maturity either within three months of maturity or only after at least 85 percent of the principal outstanding had been collected, as permitted by FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS115"). Gains on these sales during the second quarter totaled $1.2 million.
   Noninterest expense increased less than one percent during the third quarter of 1995 over the same period in 1994. For the nine months ended September 30, 1995, noninterest expense increased by 11 percent to $216.2 million. Salaries increased $2.2 million, or 7 percent, for the third quarter while employee benefits decreased $1.0 million, or 17 percent. During the first nine months of 1995, salaries increased by $9.2 million, or 11 percent, while employee benefits increased $1.2 million, or 8 percent. The increase in salaries over 1994 levels was the result of the addition of personnel in connection with the acquisition of 22 branches of First Heights, normal business growth, and regular merit increases. The decrease in employee benefits during the third quarter was due primarily to reduced pension expense while the increase in employee benefits for the nine months was due to increased payroll tax expense and other employee benefits associated with the First Heights acquisition. Net occupancy expense decreased 7 percent in the third quarter of 1995 and declined 4 percent in the first nine months of the year due to increased rental income related to the Company's headquarters partially offset by additional occupancy expenses resulting from the acquisition of First Heights branches. FDIC insurance premiums decreased 90 percent in the third quarter of 1995 and decreased 19 percent in the first nine months of 1995 from the prior year. The decrease is due to a $3.6 million refund of deposit insurance premiums received during the third quarter of 1995 and a decrease in the premium rates effective June 1, 1995. During the first nine months of 1995, other noninterest expense increased $12.6 million, or 24 percent, due to increases in legal and other professional services expenses associated with acquisition activities and with a proxy contest initiated by three directors of the Company during the first quarter of 1995. For the third quarter of the year, noninterest expense increased 10 percent to $21.3 million.
   During 1995, it has been proposed by Congress that a one-time special assessment be charged on all Savings Association Insurance Fund ("SAIF") deposits to fully capitalize the SAIF immediately. The estimates of the amount of the special assessment have ranged as high as $0.85 per $100 of SAIF deposits. Assuming that the special assessment is applied at the $0.85 rate, the Company will incur additional deposit insurance premium expense of approximately $9.6 million which will be charged against current period income. The timing of such an assessment is expected to be in the fourth quarter of 1995 or the first quarter of 1996 while the amount cannot be accurately predicted at this time.

Income Taxes

   Income tax expense increased by $2.5 million, or 18 percent, during the third quarter of 1995 compared to the same period in 1994 and increased $6.8 million, or 18 percent, during the first nine months of the year. The effective tax rate for the first nine months of 1995 was 36 percent, up from the 34 percent effective tax rate for the same period in 1994. The lower effective tax rate in 1994 was due to reversal of prior period income tax accruals upon receipt of the preliminary findings of an IRS audit.

Provision and Allowance for Loan Losses

   The provision for loan losses for the three months ended September 30, 1995, increased to $4.5 million from the $1.1 million reported for the same period in 1994. For the nine months ended September 30, 1995, the provision for loan losses increased $4.5 million to $7.9 million. This increase resulted from a $2.3 million increase in net charge-offs during the first nine months of 1995 as compared to the prior year period. Net loan charge-offs expressed as an annualized percentage of average loans for the first three quarters of 1995 were 0.18 percent compared with 0.14 percent for the first nine months of 1994. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at September 30, 1995, was $108.3 million, unchanged from December 31, 1994. The ratio of the allowance for loan losses to loans outstanding was 1.73 percent at September 30, 1995, down from 1.86 percent at December 31, 1994.

Nonperforming Assets and Past Due Loans

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $22.2 million at September 30, 1995, compared to $19.7 million at December 31, 1994, an increase of 13 percent. At September 30, 1995, the allowance for loan losses as a percentage of nonperforming loans was 819 percent as compared to 852 percent at December 31, 1994. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due decreased from 658 percent at December 31, 1994, to 628 percent at September 30, 1995.
   Nonperforming assets as a percentage of total loans and other real estate owned increased to 0.35 percent at September 30, 1995, from 0.34 percent at December 31, 1994. The amount recorded in other repossessed assets at September 30, 1995, was $287,000, up from $235,000 at December 31, 1994. Loans past due ninety days or more but still accruing interest increased 8 percent from $3.7 million at December 31, 1994, to $4.0 million at September 30, 1995, representing 0.06 percent of total loans and other real estate owned.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

                           Financial Condition

Overview

   Total assets at September 30, 1995, were $10.0 billion, up 8 percent from December 31, 1994. This increase was due principally to an 8 percent increase in loans and an 11 percent increase in total investment securities. Retained earnings remained the primary source of growth for the Company's capital base.

Assets and Funding

   At September 30, 1995, earning assets totaled $9.3 billion, an increase of 9 percent from December 31, 1994. The mix of earning assets shifted moderately toward investment securities in the first nine months of 1995 with an increase of $290.1 million, or 11 percent, in total investment securities. Loans comprised 68 percent of total earning assets at September 30, 1995, unchanged from December 31, 1994, while the percentage of earning assets represented by total investment securities increased from 30 percent to 31 percent. Trading account securities increased $27.8 million, or 48 percent, and federal funds sold and securities purchased under agreements to resell increased $3.7 million.
   A $365.3 million increase in interest bearing deposits during the first nine months of 1995 was partially offset by a $131.1 million decrease in noninterest bearing deposits. During the first nine months of 1995, federal funds purchased and securities sold under agreements to repurchase increased $146.5 million, or 18 percent, while FHLB and other borrowings increased $172.0 million, or 35 percent. At September 30, 1995, deposits accounted for 74 percent of the Company's funding, down from 78 percent at year end.

Liquidity and Capital Resources

   Net cash provided by operating activities totaled $75.7 million for the nine months ended September 30, 1995. For the first nine months of 1995, net cash used by investing activities of $742.3 million consisted of proceeds from maturities of investment securities of $211.8 million, proceeds from maturities of securities available for sale of $94.0 million, and proceeds from sales of securities available for sale of $586.9 million with cash outflows of $1.2 billion in purchases of investment securities available for sale and a $452.1 million increase in loans outstanding. Also included in investing cash inflows were $31.1 million in proceeds from the sale of held-to-maturity investment securities that are permitted under FAS115. FAS115 allows such sales if the sale of securities occurs near enough to the maturity date that interest rate risk is substantially eliminated or the sale of securities occurs after a substantial portion of the principal outstanding at acquisition has been received. Net cash provided by financing activities of $617.1 million consisted of the payment of $32.0 million in common stock dividends as well as decreases in securities sold under agreements to repurchase funded in part by additional FHLB advances of $175.0 million as well as increases in time deposits, federal funds purchased, and other short-term borrowings.
   Total shareholders' equity at September 30, 1995, was 6.73 percent of total assets compared to 6.60 percent at December 31, 1994. The increase since year-end 1994 reflects the 10 percent increase in shareholders' equity in contrast to the 8 percent increase in total assets. The growth in shareholders' equity consisted of earnings retained after payment of dividends on common stock coupled with the decrease in the net unrealized holding loss on available-for-sale securities. The change in the unrealized holding loss in the Company's available-for-sale portfolio from December 31, 1994, to September 30, 1995, of $8.2 million has been reflected as additional shareholders' equity.
   The leverage ratio, defined as period-end common equity adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 6.69 percent at September 30, 1995, and 6.62 percent at December 31, 1994. Similarly, the Company's tangible leverage ratio, defined as period-end common equity adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, increased from 6.37 at December 31, 1994, to 6.49 at September 30, 1995.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of September 30, 1995, exceeded the target ratios of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at September 30, 1995, were 9.70 percent and 12.83 percent, respectively. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.


                 COMPASS BANCSHARES, INC. AND SUBSIDIARIES
               Allowance for Loan Losses/Nonperforming Assets
                               (In Thousands)
                                (Unaudited)

                                                    Nine Months Ended
                                                      September 30
                                                ---------------------------
                                                   1995            1994
                                                -----------     -----------
ALLOWANCE FOR LOAN LOSSES
  Balance at beginning of period                 $ 108,337      $  111,744
  Add:    Provision charged to earnings              7,900           3,404
          Balance due to acquisition                   -               810
  Deduct: Loans charged off                         12,461          11,552
          Loan recoveries                           (4,561)         (5,965)
                                                -----------     -----------
    Net charge-offs                                  7,900           5,587
                                                -----------     -----------
Balance at end of period                         $ 108,337      $  110,371
                                                ===========     ===========

Net charge-offs as a percentage of
  average loans (annualized)                         0.18%           0.14%
Recoveries as a percentage of charge-offs           36.60%          51.64%



                                                September 30    December 31
                                                    1995           1994
                                                -----------     -----------
NONPERFORMING ASSETS
Nonaccrual loans                                 $  12,040      $   11,283
Renegotiated loans                                   1,180           1,428
                                                -----------     -----------
  Total nonperforming loans                         13,220          12,711
Other real estate                                    8,997           6,980
                                                -----------     -----------
  Total nonperforming assets                     $  22,217      $   19,691
                                                ===========     ===========

Accruing loans ninety days past due              $   4,032      $    3,745
                                                ===========     ===========

Other repossessed assets                         $     287      $      235
                                                ===========     ===========

Allowance for loan losses                        $ 108,337      $  108,337
                                                ===========     ===========

Allowance as a percentage of loans                   1.73%           1.86%
Total nonperforming loans as a percentage
  of loans and ORE                                   0.21%           0.22%
Total nonperforming assets as a percentage
  of loans and ORE                                   0.35%           0.34%
Accruing loans ninety days past due as a
  percentage of loans and ORE                        0.06%           0.06%
Allowance for loan losses as a percentage
  of nonperforming loans                           819.49%         852.31%
Allowance for loan losses as a percentage
  of nonperforming assets                          487.63%         550.19%


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                              Page
---------------------------                                              ----

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

(11)     Computation of Per Share Earnings                                19

(12)     Ratio of Earnings to Fixed Charges                               20

(27)     Financial Data Schedule

(b)  Reports on Form 8-K

None

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  November 10, 1995                                  /s/ GARRETT R. HEGEL
  -----------------                           ---------------------------
         Date                                 By Garrett R. Hegel, as its
                                                  Chief Financial Officer