Form 10-K
period 1995-12-31
COMPASS BANCSHARES INC
filed 1996-03-06
CIK 18568

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995          COMMISSION FILE NO. 0-6032

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

As of January 31, 1996, the aggregate market value of voting stock held by non-affiliates was $1,213,675,976.

Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                     CLASS                    OUTSTANDING AT JANUARY 31, 1996
                     -----                    -------------------------------
          Common Stock, $2 Par Value                     38,226,015
      DOCUMENTS INCORPORATED BY REFERENCE    PART OF 10-K IN WHICH INCORPORATED
      -----------------------------------    ----------------------------------
    Proxy Statement for 1996 annual meeting               Part III
     except for information referred to in
        Item 402(a)(8) of Regulation S-K

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  In addition to Compass Bank, the Company also owns Compass Bank, a Florida state member bank headquartered in Jacksonville, Florida ("Compass Bank-Florida"), Central Bank of the South, an Alabama banking corporation headquartered in Anniston, Alabama, and Compass Banks of Texas, Inc., a Delaware bank holding company ("Compass of Texas"), which owns Compass Bank-Houston in Houston, Texas, Compass Bank-Dallas in Dallas, Texas, and Compass Bank-San Antonio in San Antonio, Texas. The bank subsidiaries of the Company and Compass of Texas are referred to collectively herein as the "Subsidiary Banks". Compass of Texas also owns River Oaks Trust Company with offices in Houston and Dallas, Texas.

  The principal role of the Company is to supervise and coordinate the activities of its subsidiaries and to provide them with capital and services of various kinds. The Company derives substantially all of its income from dividends from its subsidiaries. Such dividends are determined on an individual basis, generally in relation to each subsidiary's earnings and capital position.

SUBSIDIARY BANKS

  Compass Bank conducts a general commercial banking and trust business at 88 locations in 47 communities in Alabama. Compass Bank-Houston conducts a general commercial banking business from 38 locations in Houston, Texas, Compass Bank-Dallas conducts a general commercial banking business from 21 banking offices in Dallas and Collin Counties, Texas and Compass Bank-San Antonio conducts a general commercial banking business from 10 banking offices in San Antonio, Texas. River Oaks Trust Company offers a full range of trust services to customers in Texas through its offices in Houston and Dallas. Compass Bank-Florida conducts a general commercial banking business from 5 locations in Pensacola, Florida, 17 locations in Jacksonville, Florida and 6 locations in Ft. Walton Beach, Florida. Central Bank of the South primarily provides cash management depository services to commercial customers of the Subsidiary Banks.

  The Subsidiary Banks perform banking services customary for full service banks of similar size and character for their customers in Alabama and Northeastern and Northwestern Florida and the three largest metropolitan markets in Texas. Such services include receiving demand and time deposit accounts, making personal and commercial loans and furnishing personal and commercial checking accounts. The Trust Division of Compass Bank and River Oaks Trust Company offer customers in Alabama, Texas, North Carolina, Georgia and Florida a variety of fiduciary services, including the administration and investment of funds of estates, trusts and employee benefit plans. Other trust services include custodial and portfolio management services, and acting as fiscal and paying agent and trustee under corporate and government trust indentures. Through Compass Bancshares Insurance, Inc., a wholly-owned subsidiary of Compass Bank, the Subsidiary Banks make available to their customers and others, as agent for a variety of insurance companies, term life insurance, fixed-rate annuities and other insurance products.

  The Subsidiary Banks provide correspondent banking services including loan participations, investment services, and audit services to approximately 1,000 financial institutions located throughout the Southeast and

Southwest. Through the Correspondent and Investment Services Division of Compass Bank, the Subsidiary Banks distribute or make available a variety of investment services and products to institutional and individual investors including sales of municipal bonds, U.S. Government securities and asset/liability services. Through Compass Brokerage, Inc., a wholly-owned subsidiary of Compass Bank, the Subsidiary Banks also provide discount brokerage services, mutual funds, and variable annuities to individuals and businesses. Through Compass Bank's wholly-owned subsidiary, Compass Financial Corporation, the Subsidiary Banks provide lease financing services to individuals and businesses.


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

ACQUISITIONS

  The Company may seek to acquire other banks and banking offices when suitable opportunities develop. Discussions are held from time to time with institutions primarily in Texas and Florida about their possible affiliation with the Company. It is impossible to predict accurately whether any discussions will lead to agreement. Any bid or proposal for the acquisition of additional banks is subject to approval by appropriate regulatory authorities. (See "Supervision and Regulation".)

  Since the Company first expanded to Texas in 1987 and to Florida in 1991, the Company has acquired 21 financial institutions and numerous branch offices in Texas and Florida. Acquisitions have been made on a competitive bid basis from the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC") and as the result of negotiations with boards of directors and shareholders of the institutions. A list of the acquisitions completed during the past three years with their asset size and closing dates follows (in thousands):

                                                           Assets  Method of
Acquisition                                        Date   Acquired Accounting
-----------                                      -------- -------- ----------
Cornerstone Bancshares, Inc.                     1-19-93  $239,000  Pooling
Dallas, Texas
First Federal Savings Bank of Northwest Florida  10-14-93 $101,000  Purchase
Ft. Walton Beach, Florida
Peoples Holding Company, Inc.                    10-21-93 $ 43,000  Purchase
Ft. Walton Beach, Florida
Spring National Bank                             11-3-93  $ 75,000  Pooling
Houston, Texas
1st Performance National Bank                    1-27-94  $278,000  Purchase
Jacksonville, Florida
Security Bank, N.A.                               5-1-94  $ 76,000  Pooling
Houston, Texas
Southwest Bankers, Inc.                           3-7-95  $142,000  Pooling
San Antonio, Texas

  On March 7, 1995, the Company completed the acquisition of Southwest Bankers, Inc. ("Southwest"), of San Antonio, Texas, and its bank subsidiary, The Bank of San Antonio, with the issuance of 949,987 shares of the Company's common stock. At the date of acquisition, Southwest had assets of $142 million and equity of $9 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.

  On February 1, 1996, the Company completed the acquisition of Flower Mound Bancshares, Inc. ("Flower Mound"), of Dallas, Texas, and its bank subsidiary, Security Bank, for 342,930 shares of the Company's common stock. At the date of acquisition, Flower Mound had assets of $46 million and equity of $4.8 million. The transaction was accounted for under the pooling-of-interests method of accounting.

PENDING ACQUISITIONS

  On October 16, 1995, the Company signed a definitive agreement to acquire Equitable BankShares, Inc. ("Equitable"), of Ft. Worth, Texas, and its bank subsidiary, Equitable Bank. At December 31, 1995, Equitable had assets of $202 million and equity of $11.4 million. It is anticipated that the transaction will close in the second quarter of 1996 and will be accounted for under the pooling-of-interests method of accounting.

  On November 28, 1995, the Company signed a definitive agreement to acquire Peoples Bancshares, Inc. ("Peoples"), of Belton, Texas, and its bank subsidiary, Peoples National Bank. At December 31, 1995, Peoples had assets of $139 million and equity of $11.2 million. It is anticipated that the transaction will close in the second quarter of 1996 and will be accounted as a purchase.

  The Company signed a definitive agreement on November 30, 1995, to acquire Post Oak Bank ("Post Oak") of Houston, Texas, in a transaction to be accounted for as a purchase. At December 31, 1995, Post Oak had assets of $322 million and equity of $36.9 million. The transaction is expected to close in the second quarter of 1996.

  The Company signed a definitive agreement on December 15, 1995, to acquire Royall Financial Corporation ("Royall") of Palestine, Texas, and its bank subsidiary, Royall National Bank of Palestine. At December 31, 1995, Royall had assets of $106 million and equity of $10.3 million. It is anticipated that the transaction will close in the second quarter of 1996 and will be accounted for under the pooling-of-interests method of accounting.

  On February 21, 1996, the Company signed a definitive agreement to acquire CFB Bancorp, Inc. ("CFB"), of Jacksonville, Florida, and its bank subsidiary, Community First Bank. At December 31, 1995, CFB had assets of $311 million and equity of $19.9 million. It is anticipated that the transaction will close in the second quarter of 1996 and will be accounted for under the purchase method of accounting.

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

  There is significant competition among bank holding companies in most of the markets served by the Subsidiary Banks. At December 31, 1995, the five largest bank holding companies in Alabama (including the Company) accounted for approximately 58 percent of the state's total bank deposits. The Company believes that intense competition for banking business among bank holding companies in Alabama, Texas, and Florida will continue and that during 1996 the competition may further intensify if additional regional bank holding companies enter such states through the acquisition of local bank holding companies or savings and loan institutions and with continued consolidation of savings and loan institutions with and into bank holding companies. Competition among bank holding companies is also significant in Texas where the Company's Texas Subsidiary Banks are located in major metropolitan markets having populations of 4.2 million, 4.0 million, and 1.4 million people. The Texas Subsidiary Banks are small in terms of assets and deposits in comparison with the super-regional banks they compete with in Houston, Dallas, and San Antonio. Likewise, in Jacksonville, Pensacola and Fort Walton Beach, Florida, Compass Bank-Florida encounters intense competition from other financial institutions that are substantially larger in terms of assets and deposits.


EMPLOYEES

  At December 31, 1995, the Company and its subsidiaries employed approximately 4,100 persons. The Company and its subsidiaries provide a variety of benefit programs including group life, health, accident, and other insurance, retirement and stock ownership plans. The Company also maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operating positions.

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

  The BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all the assets of any bank or ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of any such bank. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), facilitates branching and the establishment of agency relationships across state lines and permits, commencing one year after enactment, bank holding companies to acquire banks located in any state without regard to whether the transaction is prohibited under any state law, subject to certain state provisions, including the establishment by states of a minimum age of their local banks subject to interstate acquisition of out-of-state bank holding companies. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years.

  The States of Alabama, Florida, and Texas, where the Company currently operates banking subsidiaries, each have laws relating specifically to acquisitions of banks, bank holding companies, and other types of financial institutions in those states by financial institutions that are based in, and not based in, those states. In 1995, the State of Alabama enacted an interstate banking act. In general, the Alabama statute implements the Interstate Act, specifying five years as the minimum age of banks which may be acquired and "opting into" interstate branching on May 31, 1997. Texas and Florida law currently permits out-of-state bank holding companies to acquire banks in Texas and Florida regardless of where the acquiror is based, subject to the satisfaction of various provisions of state law, including the requirement that the bank to be acquired has been in existence at least five years in Texas and two years in Florida.

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

  If a depository institution fails to meet regulatory capital requirements, the regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of five percent of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. If the controlling bank holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the Federal Bankruptcy Code, the FDIC's claim may be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

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

  At December 31, 1995, the Subsidiary Banks were "well capitalized", and were not subject to any of the foregoing restrictions, including, without limitation, those relating to brokered deposits. The Subsidiary Banks do not rely upon brokered deposits as a primary source of deposit funding, although such deposits are sold through the Correspondent and Investment Services Division of Compass Bank.

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

  During 1995, Congress considered various proposals for a one-time special assessment to be charged on all SAIF deposits to fully capitalize the SAIF at
1.25 percent of insured deposits. The proposed amount of the special assessment has been as high as $0.85 per $100 of SAIF deposits. Assuming that a special assessment was applied at the $0.85 rate based upon SAIF insured deposits at December 31, 1995, the Company would incur additional deposit insurance premium expense of approximately $8.4 million which would be charged against current period income. The timing and amount of such an assessment cannot be accurately predicted at this time.


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

  Compass Bank, organized under the laws of the State of Alabama, is a member of the Federal Reserve System. As such, it is supervised, regulated and regularly examined by the Alabama State Banking Department and the Federal Reserve. Compass Bank-Florida is a Florida-chartered bank which is also a member of the Federal Reserve System. It is supervised, regulated and regularly examined by the Florida Department of Banking and Finance and the Federal Reserve. Compass Bank-Houston, Compass Bank-Dallas, and Compass Bank-San Antonio are each organized under the laws of the State of Texas and are state banks that are not members of the Federal Reserve System. The Texas banks are supervised, regulated and regularly examined by the Department of Banking of the State of Texas and the FDIC. The Subsidiary Banks, as participants in the BIF and the SAIF of the FDIC, are subject to the provisions of the Federal Deposit Insurance Act and to examination by and regulations of the FDIC.

  Compass Bank is governed by Alabama laws restricting the declaration and payment of dividends to 90 percent of annual net income until its surplus funds equal at least 20 percent of capital stock. Compass Bank has surplus in excess of this amount. Compass Bank-Houston, Compass Bank-Dallas, and Compass Bank-San Antonio, governed by the laws of the State of Texas, are, under certain circumstances, restricted in the declaration and payment of dividends to the extent that before declaring any dividends, each of these banks must transfer to its "certified surplus" accounts an amount not less than 10 percent of the net profits of such bank earned since the last dividend was declared, except that there is no requirement for a transfer to certified surplus of a sum which would increase the certified surplus to more than the capital stock of the respective bank. Compass Bank-Florida, governed by the laws of the State of Florida, may declare and pay dividends not to exceed the current period's net profits combined with the net retained profits of the previous two years -- after charging off bad debts, depreciation, and other worthless assets and after making provision for reasonably anticipated future losses on loans and other assets -- and may, with the approval of the Department of Banking and Finance of the State of Florida, declare quarterly, semiannual, or annual dividends, in any amounts deemed expedient by the board of directors, from retained net profits which accrued during the preceding two years; provided that, prior to declaring any dividend, the bank shall carry 20 percent of its net profits for such preceding period as is covered by the dividend to its surplus fund until such surplus fund shall at least equal the amount of the bank's common stock and any preferred stock then issued and outstanding. Compass Bank-Florida may not declare any dividend at any time at which its net income from the current year combined with retained net income for the preceding two years is a loss or which would cause the capital accounts of the bank to fall below any written agreement with the Florida Department of Banking and Finance or any federal regulatory agency. Compass Bank-Florida has no such written agreements with the Florida Department of Banking and Finance or any federal regulatory agency concerning its dividends. As members of the Federal Reserve System, Compass Bank and Compass Bank-Florida are subject to dividend limitations imposed by the Federal Reserve that are similar to those applicable to national banks. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of net profits for that year, plus its retained net profits for the preceding two years, less any required transfers to surplus.

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

ITEM 1 -- STATISTICAL DISCLOSURE

                                                                        Page(s)
                                                                        -------
Consolidated Average Balances, Interest Income/Expense and
 Yields/Rates.......................................................... 30 & 31
Rate/Volume Variance Analysis.......................................... 32 & 33
Investment Securities and Investment Securities Available for Sale.....   15
Investment Securities and Investment Securities Available for Sale Ma-
 turity Schedule.......................................................   16
Loan Portfolio.........................................................   13
Selected Loan Maturity and Interest Rate Sensitivity...................   13
Nonperforming Assets...................................................   37
Impaired Loans.........................................................   38
Summary of Loan Loss Experience........................................   35
Allocation of Allowance for Loan Losses................................   36
Maturities of Time Deposits............................................   18
Return on Equity and Assets............................................   25
Short-Term Borrowings..................................................   19
Interest Rate Sensitivity Analysis.....................................   21
Interest Rate Protection Contracts.....................................   23
Assets/Liabilities Associated With Interest Rate Protection Contracts..   23
Trading Account Interest Rate Contracts................................   24
Trading Account Composition............................................   17
Leverage Ratio Calculations............................................   26
Noninterest Income.....................................................   38
Noninterest Expense....................................................   40

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

ITEM 3 -- LEGAL PROCEEDINGS

  The Subsidiary Banks are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which relate to lending, collections, servicing, investment, trust and other activities by such subsidiaries seek substantial sums as damages.

  Among the actions which are pending against the Subsidiary Banks are actions filed as class actions in the State of Alabama. The actions are similar to others that have been brought in recent years in Alabama against financial institutions in that they seek punitive damages in transactions involving relatively small amounts of actual damages. In recent years, juries in certain Alabama state courts have rendered large punitive damage awards in such cases.

  It may take a number of years to finally resolve some of these pending legal proceedings due to their complexity and other reasons. It is not possible to determine with any certainty at this time the potential exposure from the proceedings. However, based upon the advice of legal counsel, management is of the opinion that the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1995.

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

                                                         High    Low     Dividend
                                                        -----    ----    --------
1995:
 FIRST QUARTER......................................... $28      $21 1/2   $.28
 SECOND QUARTER........................................  29 1/4   25 1/2    .28
 THIRD QUARTER.........................................  33 3/4   28 1/2    .28
 FOURTH QUARTER........................................  33 1/2   30 1/8    .28
1994:
 First quarter......................................... $24      $21       $.23
 Second quarter........................................  26 3/4   23        .23
 Third quarter.........................................  26       23        .23
 Fourth quarter........................................  23 3/4   21        .23

  As of January 31, 1996, there were 6,204 shareholders of record of common stock of which 5,250 were residents of either Alabama, Texas or Florida.

ITEM 6 -- SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the last five years. All per share information for periods prior to July, 1992, has been restated to reflect the 3-for-2 stock split with respect to the Company's common stock, which was effected by a stock dividend paid on July 2, 1992. All prior year information has been restated to reflect acquisitions consummated during 1995 accounted for under the pooling-of-interests method of accounting.

                             1995        1994       1993       1992       1991
                          ----------- ---------- ---------- ---------- ----------
                                   (in Thousands Except Per Share Data)
Net interest income.....  $   349,655 $  336,768 $  334,146 $  322,774 $  262,659
Provision for loan loss-
 es.....................       10,235      3,404     35,856     53,175     38,751
Net income..............      110,265    101,246     92,679     77,870     63,009
Per common share data:
 Net income.............  $      2.88 $     2.65 $     2.39 $     2.00 $     1.68
 Cash dividends de-
  clared................         1.12        .92        .76       .667       .587
Balance sheet:
 Average total equity...  $   651,438 $  585,078 $  547,315 $  488,224 $  411,642
 Average assets.........    9,490,964  8,151,495  7,244,377  6,927,468  6,244,755
 Period-end FHLB and
  other borrowings......      584,852    487,916    328,928    207,730     20,336
 Period-end total equi-
  ty....................      706,668    611,673    561,587    518,269    455,455
 Period-end assets......   10,262,247  9,265,137  7,453,859  7,210,151  6,898,873

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. Prior year information has been restated to reflect 1995 acquisitions accounted for using the pooling-of-interests accounting method. Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition.

SUMMARY

  Net income for 1995 was $110.3 million, a 9 percent increase over the Company's previous high of $101.2 million in 1994. Net income for 1994 was 9 percent higher than 1993 net income of $92.7 million. The increases in net income per common share for 1995 and 1994 were 9 percent and 11 percent, respectively. Net income per common share increased 20 percent during 1993. Pretax income for 1995 was up $17.8 million or 12 percent over 1994 while income tax expense increased 17 percent over the same period due to an increase in the effective tax rate in 1995 from 34 percent to 36 percent.

  One significant factor in the growth of the Company has been the Company's acquisitions in Texas, specifically the Houston and Dallas areas, since early 1987. The Texas expansion continued in 1995 and is expected to continue in 1996. On October 1, 1994, the Company completed its largest acquisition to date with the purchase of 22 branches of First Heights Bank, fsb ("First Heights") of Houston, Texas with total deposits of $870 million. With the acquisition of Southwest Bankers, Inc., in March, 1995, the size of the Company's Texas operations has grown to $3.5 billion at December 31, 1995. In addition, the Company has been able to expand its operations in Florida and will seek to continue to increase its presence in that market in 1996. For additional information, see "Acquisitions" and "Pending Acquisitions" in Part I of this report and the accompanying "Notes to the Consolidated Financial Statements," Note 10, Mergers and Acquisitions.

EARNING ASSETS

  Average earning assets in 1995 increased 17 percent over 1994 due to increases in both average loans and total investment securities. The average earning asset mix continued to change during 1995 with loans at 69 percent, investment securities and investment securities available for sale at 30 percent and other earning assets at 1 percent of total earning assets. In 1994, loans were 72 percent, investment securities and investment securities available for sale were 24 percent and other earning assets were 4 percent of average earning assets, changing modestly from 74 percent, 22 percent, and 4 percent, respectively, in 1993. The shift in the mix of average earning assets during 1995 and 1994 is to a large extent due to the First Heights acquisition in which the assets acquired, principally cash, were initially invested in investment securities and federal funds sold which more than offset the positive impact of the growth in loans discussed below. Management remains committed to returning the portion of earning assets represented by loans to desired levels while maintaining the Company's standards of acceptable credit risk. The mix of earning assets is monitored on a continuous basis in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.

LOANS

  Average loans increased 12 percent in 1995 with much of the increase concentrated in residential mortgage, real estate construction, and commercial, financial and agricultural loans. Total loans outstanding at year end increased nine percent over previous year-end levels. The growth in the loan portfolio resulted from the Company's ongoing efforts to increase the loan portfolio through the origination of loans, especially one-to-four family real estate mortgages. Real estate construction loans increased 13 percent, residential mortgage loans increased 9 percent, consumer installment loans increased 9 percent and commercial mortgage loans increased 6 percent from year-end 1994 to year-end 1995. Commercial, financial and agricultural loans, which were 21 percent of total loans in 1995, increased 11 percent compared to the previous year. The 11 percent increase in the Company's loan portfolio from 1993 to 1994 occurred primarily in residential mortgage loans which increased 19 percent.

  The Company's loan portfolio continues to reflect the diversity of the markets served by the Subsidiary Banks. The condition of the economy in states in which the Subsidiary Banks lend money is further reflected in the loan portfolio mix. The volume of commercial, financial and agricultural loans, as a percentage of total loans outstanding, increased slightly during 1995 reversing the declining trend of the prior five years, reflective of the stabilization of the economy in the markets served. Residential real estate loans represented 40 percent of the total portfolio at December 31, 1995, unchanged from the prior year, as the mortgage refinancing boom of 1993 and 1994 subsided. Additionally, the Company experienced a 10 percent increase in its indirect auto loan portfolio from 1994 to 1995. At December 31, 1995, the Company's indirect loan portfolio, consisting primarily of indirect automobile loans, represented 14 percent of total loans outstanding.

  The Company has not invested in loans that would be considered highly leveraged transactions ("HLT") as defined by the Federal Reserve Board and other regulatory agencies. The Company had no foreign loans or loans to lesser developed countries as of December 31, 1995.

  The Loan Portfolio table shows the classifications of loans by major category at December 31, 1995, and for each of the preceding four years. The second table shows maturities of certain loan classifications at December 31, 1995, and an analysis of the rate structure for such loans due in over one year.

                                LOAN PORTFOLIO

                                                                December 31
                    ---------------------------------------------------------------------------------------------------
                           1995                1994                1993                1992                1991
                    ------------------- ------------------- ------------------- ------------------- -------------------
                               PERCENT             Percent             Percent             Percent             Percent
                      AMOUNT   OF TOTAL   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                    ---------- -------- ---------- -------- ---------- -------- ---------- -------- ---------- --------
                                                              (in Thousands)
Commercial,
 financial and
 agricultural.....  $1,315,746   20.7%  $1,187,594   20.4%  $1,143,017   21.7%  $1,068,099   22.5%  $  983,791   24.3%
Real estate  --
  construction....     426,207    6.7      378,121    6.5      262,700    5.0      240,087    5.1      205,081    5.0
Real estate --
  mortgage:
 Residential......   2,519,816   39.6    2,310,520   39.6    1,936,516   36.8    1,500,729   31.6    1,058,095   26.1
 Commercial.......     783,273   12.3      742,278   12.7      740,270   14.1      731,129   15.4      724,024   17.9
Consumer install-
 ment.............   1,316,316   20.7    1,211,021   20.8    1,179,359   22.4    1,203,063   25.4    1,081,966   26.7
                    ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
                     6,361,358  100.0%   5,829,534  100.0%   5,261,862  100.0%   4,743,107  100.0%   4,052,957  100.0%
                                =====               =====               =====               =====               =====
Less: Unearned in-
 come.............         311               1,226               3,548               6,768               8,824
  Allowance for
   loan losses....     108,337             108,337             111,744              85,434              57,528
                    ----------          ----------          ----------          ----------          ----------
Total loans.......  $6,252,710          $5,719,971          $5,146,570          $4,650,905          $3,986,605
                    ==========          ==========          ==========          ==========          ==========

             SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                      Rate Structure For Loans
                                           Maturity                    Maturing Over One Year
                         -------------------------------------------- -------------------------
                            One     Over One Year   Over              Predetermined Floating or
                          Year or   Through Five    Five                Interest    Adjustable
                            Less        Years      Years     Total        Rate         Rate
                         ---------- ------------- -------- ---------- ------------- -----------
                                                     (in Thousands)
Commercial, financial
 and agricultural....... $  774,288   $447,431    $ 94,027 $1,315,746   $280,938     $260,520
Real estate --  con-
 struction..............    273,487    132,690      20,030    426,207     64,739       87,981
                         ----------   --------    -------- ----------   --------     --------
                         $1,047,775   $580,121    $114,057 $1,741,953   $345,677     $348,501
                         ==========   ========    ======== ==========   ========     ========

INVESTMENT SECURITIES

  On December 31, 1993, the Company adopted Financial Accounting Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities
     ----------------------------------------------------------------
("FAS115") which requires that a company's debt and equity securities be classified based on management's intent to hold the securities into one of three categories: (i) trading account securities, (ii) held-to-maturity securities, or (iii) securities available for sale. Securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Securities designated to be held to maturity are reported at amortized cost. Securities classified as available for sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of shareholders' equity. On December 31, 1995, the Company adopted the Financial Accounting Standards Board's Special Report, A Guide to
                                                           ----------
Implementation of Statement 115 on Accounting for Certain Investments in Debt
-----------------------------------------------------------------------------
and Equity Securities ("Special Report"). The Special Report allowed a company
---------------------
the one-time opportunity to reassess the appropriateness of its investment securities classifications and to transfer securities from the held-to-maturity portfolio to the available-for-sale portfolio without calling into question the company's intent to hold other debt securities to maturity. Upon adoption, the Company transferred held-to-maturity investment securities totaling $828 million to its available-for-sale portfolio, and $33 million of available-for-sale securities to its held-to-maturity portfolio. Generally, individual holdings with greater than $10 million par value were transferred to the available-for-sale portfolio in order to increase liquidity and portfolio management capabilities, with smaller positions transferred to the held-to-maturity portfolio.

  At December 31, 1995, unrealized gains, net of unrealized losses, in the Company's available-for-sale portfolio totaled $20.3 million as opposed to net unrealized losses of $16.0 million at December 31, 1994. Under the requirements of FAS115, shareholders' equity at December 31, 1995, has been increased by $11.8 million to reflect the tax-effected unrealized gain associated with the available-for-sale portfolio. At December 31, 1994, the tax-effected unrealized loss of $11.7 million was reflected as a reduction of shareholders' equity.

  The composition of the Company's total investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as held to maturity, the Company has the ability, and it is management's intention, to hold such securities to maturity. Management of the maturity of the portfolio is necessary to provide liquidity and control interest rate risk. Certain securities that may be sold prior to maturity are reflected as investment securities available for sale on the Company's balance sheet. The Company transferred approximately $566 million of investment securities from its held-to-maturity portfolio to the available-for-sale classification in 1992 and, with the adoption of FAS115 on December 31, 1993, transferred an additional $64 million of investment securities to its available-for-sale portfolio. The transfer primarily involved fixed-rate collateralized mortgage obligations ("CMOs") that could have been required, based on the wording of a regulatory policy of the Federal Financial Institutions Examination Council ("FFIEC") in place at the time, to be transferred to the available-for-sale portfolio in the future if sufficiently reduced prepayment speeds were experienced on the underlying mortgages. During 1994, the FFIEC clarified its policy language and intent, which enabled CMOs to be carried in the held-to-maturity portfolio under FAS115. As a result, the Company transferred approximately $225 million of CMOs from its available-for-sale portfolio to investment securities held to maturity during 1994. As discussed earlier, the Company transferred securities, primarily CMOs and U.S. Government agencies, between its held-to-maturity and available-for-sale portfolios at December 31, 1995, upon adoption of the Special Report.

  There were no sales of held-to-maturity securities during 1995 while sales of held-to-maturity securities in 1994 totaled less than $1 million. Maturities of held-to-maturity securities in 1995 and 1994 were $361 million and $302 million, respectively. During 1995, gross gains of $1.2 million were realized on $32 million of mortgage-backed securities in the held-to-maturity portfolio, which were classified as maturities in accordance with FAS115. Sales and maturities of securities available for sale totaled $686 million and $150 million, respectively, in 1995 while sales and maturities in the category in 1994 were $240 million and $111 million. Net gains realized during the year accounted for 2 percent and 4 percent of noninterest income in 1995 and 1994, respectively. Gross unrealized gains in the Company's held-to-maturity portfolio at year-end 1995 totaled $17.6 million and gross unrealized losses totaled $3.6 million.

  In recent years, the trend of the Company has been to invest in taxable securities due to the lack of preferential treatment afforded tax-exempt securities under the tax laws. Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been in mortgage-backed pass-through securities ("MBS") and CMOs. Total average investment securities, including those available for sale, increased 42 percent during 1995 after increasing 26 percent in 1994.

  The following table contains the carrying amount of the investment securities portfolio at the end of each of the last three years:

      INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                         December 31
                                               ---------------------------------
                                                  1995       1994        1993
                                               ---------- ----------  ----------
                                                        (in Thousands)
Investment securities:
 U.S. Treasury................................ $      --  $   16,053  $    3,021
 U.S. Government agencies and corporations....        525     98,116      29,828
 Mortgage-backed pass-through securities......    335,591    466,733     305,012
 Collateralized mortgage obligations:
  Agency......................................    132,485    618,849     114,399
  Corporate...................................    114,914    422,011      23,782
 States and political subdivisions............     70,710     78,472     108,409
 Corporate bonds..............................     67,179    162,306      43,571
 Other........................................      1,235      2,678       3,003
                                               ---------- ----------  ----------
                                                  722,639  1,865,218     631,025
                                               ---------- ----------  ----------
Investment securities available for sale:
 U.S. Treasury................................    331,138    651,117     259,200
 U.S. Government agencies and corporations....     95,788      2,998       6,003
 Mortgage-backed pass-through securities......    230,305      6,769       8,032
 Collateralized mortgage obligations:
  Agency......................................    542,212     19,196     278,103
  Corporate...................................    627,766        --       49,416
 Corporate bonds..............................    130,543        --          --
 Other........................................     39,739     47,572      47,260
                                               ---------- ----------  ----------
                                                1,997,491    727,652     648,014
  Net unrealized gain (loss)..................     20,292    (15,972)     10,833
                                               ---------- ----------  ----------
                                                2,017,783    711,680     658,847
                                               ---------- ----------  ----------
  Total....................................... $2,740,422 $2,576,898  $1,289,872
                                               ========== ==========  ==========

  The maturities and weighted average yields of the investment securities and investment securities available for sale at the end of 1995 are presented in the following table using primarily the average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the amortized cost rather than the net carrying value, i.e., market value, of these securities. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.

  INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE MATURITY
                                   SCHEDULE

                                                    Maturing
                         ------------------------------------------------------------------
                                                             After Five But
                             Within        After One But         Within          After
                            One Year     Within Five Years     Ten Years       Ten Years
                         --------------  ----------------------------------  --------------
                          Amount  Yield    Amount    Yield    Amount  Yield   Amount  Yield
                         -------- -----  ----------- ---------------- -----  -------- -----
                                                 (in Thousands)
Investment securities:
 U.S. Government agen-
  cies and corporations. $    --   -- %  $        30  8.87%  $     68 7.38%  $    427 6.84%
 Mortgage-backed pass-
  through securities....    5,656 7.08       222,653  7.68     94,386 7.57     12,896 7.51
 Collateralized mortgage
  obligations...........   64,160 7.63       125,400  7.22     14,756 7.53     43,083 6.74
 States and political
  subdivisions..........    1,402 8.80        14,172  8.49     23,920 9.33     31,216 9.52
 Other..................   37,895 5.94        25,099  6.98      5,420 7.69        --   --
                         --------        -----------         --------        --------
                          109,113 7.03       387,354  7.52    138,550 7.86     87,622 7.79
                         --------        -----------         --------        --------
Investment securities
 available for sale --
  amortized cost:
 U.S. Treasury..........  144,627 4.88       186,501  5.79         10 8.76        --   --
 U.S. Government agen-
  cies and corporations.    3,906 6.86        85,331  6.94      6,551 9.42        --   --
 Mortgage-backed pass-
  through securities....      --   --         16,073  7.03    214,232 6.89        --   --
 Collateralized mortgage
  obligations...........  400,002 7.53       625,158  7.09     10,000 6.83    134,818 7.09
 Other..................   35,774 5.75       131,392  6.41        --   --       3,116 6.01
                         --------        -----------         --------        --------
                          584,309 6.76     1,044,455  6.76    230,793 7.01    137,934 7.06
                         --------        -----------         --------        --------
  Total................. $693,422 6.81   $ 1,431,809  6.96   $369,343 7.33   $225,556 7.35
                         ========        ===========         ========        ========

  While the weighted average stated maturities of total MBS and CMOs are 17.6 years and 19.7 years, respectively, the corresponding average expected lives assumed in the above table are 5.0 years and 3.6 years. During a period of rising rates, prepayment speeds generally slow on MBS and CMOs with a resulting extension in average life, and vice versa. Given a 100 basis point immediate and permanent parallel increase in rates, the expected average lives for MBS and CMOs would be 5.4 and 4.2 years, respectively. By the same token, a 100 basis point immediate and permanent parallel decrease in rates, the expected average lives for MBS and CMOs would be 4.0 and 2.8 years, respectively.

  The weighted average market prices as a percentage of par value for MBS and CMOs at December 31, 1995, were 101.8 percent and 99.8 percent, respectively. The market prices for MBS and CMOs generally decline in a rising rate environment due to the resulting increase in average life as well as the (i) decreased market yield on fixed rate securities and (ii) impact of annual and life rate caps on adjustable-rate securities. The opposite is generally true during a period of falling rates. At December 31, 1995, fixed-rate MBS and CMOs totaled $278 million and $1,118 million, respectively, with corresponding weighted average expected lives of 3.8 and 1.7 years. Adjustable rate MBS and CMOs totaled $288 million and $300 million, respectively, with corresponding weighted average expected lives of 6.1 and 10.4 years. Substantially all adjustable-rate MBS and CMOs are subject to life rate caps, and MBS are also generally subject to a two percent annual cap. The weighted average life caps at year end were 11.42 percent and 9.63 percent for MBS and CMOs, respectively, and the corresponding weighted average coupon rates at year end were 7.05 percent and 6.96 percent. Given a 100 basis point immediate and permanent parallel increase in rates, the estimated market prices for MBS and CMOs would be 101.35 and 98.09, respectively. Given a 100 basis point immediate and permanent parallel decrease in rates, the estimated market prices for MBS and CMOs would be 104.14 and 100.48, respectively.


TRADING ACCOUNT SECURITIES AND OTHER EARNING ASSETS

  Securities carried in the trading account, while interest bearing, are primarily held for sale. The volume of activity is directly related to general market conditions and reactions to the changing interest rate environment. The average balance in the trading account portfolio for 1995 decreased by 46 percent following a 24 percent decrease in 1994. The composition of the Company's trading account at December 31, 1995 and 1994, is detailed below:

                          TRADING ACCOUNT COMPOSITION

                              DECEMBER 31, 1995 December 31, 1994
                              ----------------- -----------------
                                        (in Thousands)
   U.S. Treasury and Govern-
    ment agency.............      $ 54,318           $26,599
   States and political sub-
    divisions...............        19,583             9,046
   Mortgage-backed pass-
    through securities......        16,471            15,567
   Other debt securities....           396               201
   Derivative securities:
    Collateralized mortgage
     obligations............         8,472             5,344
    Interest rate floors and
     caps...................         2,676             1,178
    Other options...........           --                 77
                                  --------           -------
                                  $101,916           $58,012
                                  ========           =======

  The balance in the trading account at December 31, 1995, increased from year-end 1994 due to the need to carry more securities in inventory in order to support increased customer demand. The overall level of the trading account decreased from December 31, 1993, as a result of the Company's decisions during the second quarter of 1994 to sell its position in collateralized mortgage obligation inverse floaters ("inverse floaters") and to substantially limit its proprietary trading efforts (as distinguished from the retail trading necessary to facilitate customer transactions) in response to the rising interest rate environment.

  Average federal funds sold and securities purchased under agreements to resell decreased 59 percent in 1995 compared to a 49 percent increase in 1994. The average balance of interest bearing deposits in other banks decreased 98 percent during 1995 from 1994 levels after decreasing 44 percent from 1993 to 1994. There were no foreign time deposits as of December 31, 1995 or 1994.

DEPOSITS AND BORROWED FUNDS

  The Company's growth in assets during 1995 was funded primarily by deposit growth, representing 54 percent of the $997 million increase in total liabilities and shareholders' equity at December 31, 1995. A nine percent increase in interest bearing deposits accounted for all of this increase as noninterest bearing deposits remained unchanged. Growth in other liabilities and in shareholders' equity represented 36 percent and 10 percent, respectively, of the increase in total liabilities and shareholders' equity. The $362 million increase in other liabilities consisted principally of a $292 million, or 60 percent, increase in Federal funds purchased and a $97 million, or 20 percent, increase in FHLB and other borrowings, partially offset by a 20 percent decrease in securities sold under agreements to repurchase.

  During 1994, 80 percent of the increase in total liabilities and shareholders' equity was due to deposit growth as total deposits grew by $1.4 billion, the majority of which was attributable to the $865 million in deposits acquired in the First Heights transaction. Noninterest bearing deposits increased by $220 million, or 19 percent, while interest bearing deposits increased by $1.2 billion, or 27 percent. A $140 million increase in securities sold under agreements to repurchase along with a $159 million increase in FHLB and other borrowings accounted for the majority of the $306 million, or 26 percent, increase in liabilities other than deposits.

  Changes in the Company's markets and the economy in general, as well as the First Heights acquisition, continued to impact the Company's liability mix during 1995. While the portion of average interest bearing liabilities represented by interest bearing deposits, the primary source of funding for the Company, declined slightly from 81 percent in 1994 to 80 percent in 1995, the average balance of certificates of deposits less than

$100,000 and other time deposits increased from 30 percent to 33 percent of total interest bearing liabilities. Certificates of deposits less than $100,000 and other time deposits represented 34 percent of average total deposits in 1995, up from 29 percent in 1994. For the year, the average balance of certificates of deposit less than $100,000 and other time deposits increased 33 percent while certificates of deposit of $100,000 or more grew by 24 percent. Interest bearing demand deposits and savings accounts experienced only modest increases of two percent and six percent, respectively.

  The portion of average interest bearing liabilities represented by interest bearing deposits increased from 79 percent in 1993 to 81 percent in 1994 due to the fact that interest bearing deposits were the only interest bearing liabilities assumed in connection with the acquisition of First Heights. Falling interest rates during 1992 and 1993 allowed the Company to restructure the mix of deposits toward more consumer-oriented, lower-cost sources of funds. Conversely, the rise in the general level of interest rates during 1994 resulted in a shift toward higher-cost time deposits. This factor, coupled with the fact that time deposits represented 73 percent of total deposits assumed in the First Heights acquisition, resulted in an increase in the percentage of average total deposits represented by average time deposits from 36 percent in 1993 to 39 percent in 1994.

  During 1994, the average balance of demand deposits, savings accounts and noninterest bearing deposits represented 61 percent of average total deposits, down from 64 percent in 1993. This decline was a function of a 22 percent increase in the average balance of certificates of deposit less than $100,000 and other time deposits and a 31 percent increase in the average balance of certificates of deposits of $100,000 or more. This shift in the mix of deposits was due principally to the acquisition of 22 branches of First Heights in which time deposits constituted 73 percent of the $865 million of total deposits assumed.

  The maturities of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 1995, are summarized in the following table:

                          MATURITIES OF TIME DEPOSITS

                                            Certificates Other Time
                                             of Deposit   Deposits
                                                Over        Over
                                              $100,000    $100,000   Total
                                            ------------ ---------- --------
                                                       (in Thousands)
Three months or less.......................   $315,400    $25,887   $341,287
Over three through six months..............     90,374      3,400     93,774
Over six through twelve months.............    146,213        --     146,213
Over twelve months.........................    222,100        --     222,100
                                              --------    -------   --------
                                              $774,087    $29,287   $803,374
                                              ========    =======   ========

  Borrowed funds consist of FHLB and other borrowings as well as short-term borrowings, primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Average federal funds purchased increased 46 percent during 1995 and average securities sold under agreements to repurchase increased 5 percent. Average other short-term borrowings, which include parent company commercial paper and trading account short sales, decreased 17 percent. During 1995, the average balance of FHLB and other borrowings increased $187 million, or 53 percent, as a result of additional FHLB advances of $175 million incurred in the third quarter, partially offset by fourth quarter repayments of $75 million. The average balance of FHLB and other borrowings increased 27 percent during 1994 due to additional borrowings of $50 million in subordinated debentures and $110 million in FHLB advances. For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 5, FHLB and Other Borrowings, in the "Notes to Consolidated Financial Statements."

  The Short-Term Borrowings table below shows the distribution of the Company's short-term borrowed funds and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year end for the last three years.

                             SHORT-TERM BORROWINGS

                                           Year Ended December 31
                              -------------------------------------------------
                                Maximum                                Average
                              Outstanding          Average             Interest
                                At Any    Average  Interest   Ending   Rate At
                               Month End  Balance    Rate    Balance   Year End
                              ----------- -------- -------- ---------- --------
                                               (in Thousands)
1995
FEDERAL FUNDS PURCHASED...... $  848,078  $553,023   5.75%  $  776,308   5.53%
SECURITIES SOLD UNDER AGREE-
 MENTS TO REPURCHASE.........    304,676   256,303   5.00      279,725   4.92
SHORT SALES..................     38,096    25,090   5.85       24,245   5.13
COMMERCIAL PAPER.............    188,677   125,891   5.85       57,312   5.38
OTHER SHORT-TERM BORROWINGS..    125,757    36,870   5.75       34,171   5.69
                              ----------  --------          ----------
                              $1,505,284  $997,177          $1,171,761
                              ==========  ========          ==========
1994
Federal funds purchased...... $  484,190  $377,907   4.56%  $  484,190   5.70%
Securities sold under agree-
 ments to repurchase.........    348,418   243,227   3.54      348,418   4.74
Short sales..................     43,352    21,470   5.54       16,756   6.33
Commercial paper.............    106,591    92,748   3.94       45,330   5.10
Other short-term borrowings..    269,519   110,909   4.66       42,512   5.44
                              ----------  --------          ----------
                              $1,252,070  $846,261          $  937,206
                              ==========  ========          ==========
1993
Federal funds purchased...... $  496,390  $406,855   3.06%  $  411,704   3.01%
Securities sold under agree-
 ments to repurchase.........    269,873   240,474   2.80      208,739   2.56
Short sales..................     34,660    23,546   4.28       25,656   4.10
Commercial paper.............    118,073    80,126   3.15       62,858   3.05
Other short-term borrowings..    203,569   104,403   3.24       82,500   3.26
                              ----------  --------          ----------
                              $1,122,565  $855,404          $  791,457
                              ==========  ========          ==========

LIQUIDITY MANAGEMENT

  Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of the Subsidiary Banks' customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Subsidiary Banks would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities they serve. Additionally, the parent holding company requires cash for various operating needs including dividends to shareholders, business combinations, capital injections to the Subsidiary Banks, the servicing of debt and the payment of general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the Subsidiary Banks. At December 31, 1995, the Company's Subsidiary Banks could have paid additional dividends to the parent holding company in the amount of $104.4 million while continuing to meet the capital requirements for "well capitalized" banks. Also, the parent holding company has access to various capital markets as evidenced by the issuance of subordinated debentures in 1993 and 1994 and the issuance of common stock in a private placement in 1991. The parent holding company does not anticipate any liquidity requirements that it cannot meet in the near future.

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

  The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales of investment securities available for sale and trading account securities. Real estate construction and commercial, financial and agricultural loans that mature in one year or less amounted to $1.0 billion, or 16 percent, of the total loan portfolio at December 31, 1995. Other short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest bearing deposits with other banks are additional sources of liquidity funding.

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

  As disclosed in the Company's "Consolidated Statements of Cash Flows," net cash provided by operating activities decreased to $98 million primarily due to the increase in trading account securities. Net cash used in investing activities of $890 million consisted primarily of net loans originated of $546 million and available-for-sale securities purchased of $1.3 billion, largely funded by maturities of investment securities held to maturity of $361 million, as well as sales and maturities of investment securities available for sale of $686 million and $150 million, respectively. Net cash provided by financing activities provided the remainder of funding sources for 1995. The $832 million of net cash provided by financing activities consisted primarily of a $540 million increase in deposits, a net increase of $97 million in FHLB and other borrowings, and a $292 million increase in federal funds purchased offset partially by a reduction of $69 million in securities sold under agreements to repurchase. The increase in FHLB and other borrowings in 1995 consisted of additional FHLB advances of $175 million and repayments of $78 million.

INTEREST RATE SENSITIVITY MANAGEMENT

  Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. The Company measures interest rate sensitivity as the difference between the volumes of assets and liabilities in the Company's current portfolio that are subject to repricing at various time horizons: immediate, 1 to 3 months, 4 to 12 months, 1 to 5 years and over 5 years. The differences are known as interest sensitivity gaps. The following table shows interest sensitivity gaps for these different intervals as of December 31, 1995 and 1994, including the effect of interest rate swaps, interest rate floors, futures and other hedging instruments:

                       INTEREST RATE SENSITIVITY ANALYSIS

                                                     December 31
                          ----------------------------------------------------------------------
                                        One-        Four-        One-        Over
                                        Three      Twelve        Five        Five
                          Immediate    Months      Months       Years       Years       Total
                          ----------  ---------  -----------  ----------  ----------  ----------
                                                   (in Thousands)
1995
EARNING ASSETS:
 LOANS, NET OF UNEARNED
  INCOME................  $1,719,619  $ 471,594  $   658,443  $1,356,725  $2,154,666  $6,361,047
 TAXABLE INVESTMENT SE-
  CURITIES..............         --     149,554       96,255     325,552      71,091     642,452
 TAX-EXEMPT INVESTMENT
  SECURITIES............         --         450          951      21,165      57,621      80,187
 INVESTMENT SECURITIES
  AVAILABLE FOR SALE....         --     580,218      494,337     935,128       8,100   2,017,783
 TRADING ACCOUNT SECURI-
  TIES..................     101,916        --           --          --          --      101,916
 FEDERAL FUNDS SOLD AND
  SECURITIES PURCHASED
  UNDER AGREEMENTS TO
  RESELL ...............     250,039        --           --          --          --      250,039
 INTEREST BEARING DEPOS-
  ITS WITH OTHER BANKS..         --         --           --          --           99          99
                          ----------  ---------  -----------  ----------  ----------  ----------
  TOTAL EARNING ASSETS..   2,071,574  1,201,816    1,249,986   2,638,570   2,291,577   9,453,523
INTEREST BEARING LIABIL-
 ITIES:
 DEMAND DEPOSITS........         --     861,530          --          --          --      861,530
 SAVINGS DEPOSITS.......         --         --     1,364,371         --      795,941   2,160,312
 CERTIFICATES OF DEPOSIT
  LESS THAN $100,000 AND
  OTHER TIME DEPOSITS...      57,819    546,978      980,762     941,460       5,345   2,532,364
 CERTIFICATES OF DEPOSIT
  OF $100,000 OR MORE...      28,609    287,458      236,361     220,126       1,533     774,087
 FEDERAL FUNDS PURCHASED
  AND SECURITIES SOLD
  UNDER AGREEMENTS TO
  REPURCHASE............   1,051,239        --           --          --        4,794   1,056,033
 OTHER SHORT-TERM
  BORROWINGS............     115,728        --           --          --          --      115,728
 FHLB AND OTHER
  BORROWINGS............         --     346,048          149     110,984     127,671     584,852
                          ----------  ---------  -----------  ----------  ----------  ----------
  TOTAL INTEREST BEARING
   LIABILITIES..........   1,253,395  2,042,014    2,581,643   1,272,570     935,284   8,084,906
EFFECT OF INTEREST RATE
 SWAPS..................     130,000    196,667     (188,667)   (130,000)     (8,000)        --
                          ----------  ---------  -----------  ----------  ----------  ----------
INTEREST SENSITIVITY
 GAP....................     948,179   (643,531)  (1,520,324)  1,236,000   1,348,293  $1,368,617
                          ----------  ---------  -----------  ----------  ----------  ==========
CUMULATIVE INTEREST SEN-
 SITIVITY GAP...........  $  948,179  $ 304,648  $(1,215,676) $   20,324  $1,368,617
                          ==========  =========  ===========  ==========  ==========
1994
Earning assets:
 Loans, net of unearned
  income ...............  $1,387,021  $ 375,127  $ 1,599,037  $  978,580  $1,488,543  $5,828,308
 Taxable investment se-
  curities..............         --     352,980      306,914     842,223     273,787   1,775,904
 Tax-exempt investment
  securities............         --         270        3,552      14,324      71,168      89,314
 Investment securities
  available for sale....         --      94,214      264,041     350,752       2,673     711,680
 Trading account securi-
  ties..................      58,012        --           --          --          --       58,012
 Federal funds sold and
  securities purchased
  under agreements to
  resell ...............      46,535        --           --          --          --       46,535
 Interest bearing depos-
  its with other banks..         --         --           --          --           99          99
                          ----------  ---------  -----------  ----------  ----------  ----------
  Total earning assets..   1,491,568    822,591    2,173,544   2,185,879   1,836,270   8,509,852
Interest bearing liabil-
 ities:
 Demand deposits........         --     844,335          --          --          --      844,335
 Savings deposits.......         --         --     1,427,119         --      404,712   1,831,831
 Certificates of deposit
  less than $100,000 and
  other time deposits...         --     564,301      807,325   1,010,144      20,697   2,402,467
 Certificates of deposit
  of $100,000 or more...         --     284,170      218,579     197,713       4,441     704,903
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase............     829,107        --           --          --        3,501     832,608
 Other short-term
  borrowings............     104,598        --           --          --          --      104,598
 FHLB and other
  borrowings............         --     247,552          137     111,581     128,646     487,916
                          ----------  ---------  -----------  ----------  ----------  ----------
 Total interest bearing
  liabilities...........     933,705  1,940,358    2,453,160   1,319,438     561,997   7,208,658
Effect of interest rate
 swaps..................     (20,000)   226,000     (200,000)      2,000      (8,000)        --
                          ----------  ---------  -----------  ----------  ----------  ----------
Interest sensitivity
 gap....................     537,863   (891,767)    (479,616)    868,441   1,266,273  $1,301,194
                          ----------  ---------  -----------  ----------  ----------  ==========
Cumulative interest sen-
 sitivity gap...........  $  537,863  $(353,904)   $(833,520) $   34,921  $1,301,194
                          ==========  =========  ===========  ==========  ==========

  In the preceding tables, fixed-rate MBS and CMOs are presented based on market median prepayment speeds for the weighted average coupon of the underlying collateral pools as of December 31, 1995. For all other interest earning assets and interest bearing liabilities, variable rate assets and liabilities are reflected in the time interval of the asset or liability's earliest repricing date. Fixed rate assets and liabilities have been allocated to various time intervals based on contractual repayment and/or maturity.

  As seen in the preceding table as of December 31, 1995, for the first year, 73 percent of earning asset funding sources will reprice compared to 48 percent of all interest earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and relates to the possibility that the repricing characteristics of assets tied to the Company's prime lending rate are different from those of funding sources such as certificates of deposit.

  Varying interest rate environments can create unexpected changes in the prepayments of assets and repricing of liabilities which are not reflected in the Interest Rate Sensitivity Analysis. These changing prepayments may have significant effects on the Company's net interest margin. Because of these factors, an interest sensitivity gap report will not provide a comprehensive assessment of the Company's exposure to changes in interest rates. Management utilizes computerized interest rate simulation analysis to determine the Company's expected sensitivity to changes in interest rates. Unique cash flows for various interest rate environments can be used in the simulation model to provide a better quality of predictive information to manage net interest margin. The ability to change cash flows in the simulation model allows management to see the impact that a variety of cash flow and interest rate scenarios have on the net interest margin.

  The simulation model is used to develop a better understanding of risks other than prepayment and repricing of liabilities that may exist in the structure of the balance sheet. The simulation model allows the Company to test a variety of magnitudes to examine the impact of basis risk on interest rate margin. Using a simulation model provides insight into how a change in the slope of the yield curve will impact the interest margin. A change in the shape of the yield curve impacts the dynamics of repricings and cash flows and therefore the net interest margin. The model simulation tests the impact that the timing of a change in interest rates may have on net interest margin. Rates falling at different relativity over a time horizon will impact net interest margin differently in each scenario. Interest rate simulation modeling assists management in identifying risks to net interest margin thus allowing management to reduce the volatility of the net interest margin as appropriate. The Company's current simulation model, which includes December 31, 1995 balances and projected 1996 growth, indicated a decrease in net interest income of less than two percent with an immediate and permanent 100 basis point increase or decrease in the general level of interest rates.

  In addition to the ongoing monitoring of interest-sensitive assets and liabilities, the Company enters into various interest rate contracts not held in the trading account ("interest rate protection contracts") to help manage the Company's interest sensitivity. Such contracts generally have a fixed notional principal amount and include (i) interest rate swaps where the Company typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, generally the prime rate or the London Interbank Offered Rate ("LIBOR"), (ii) interest rate caps and floors purchased or written where the Company receives or pays, respectively, interest if the specified index falls below the floor rate or rises above the cap rate, and (iii) interest rate futures where the Company agrees to deliver or receive securities or money market instruments at a designated future date and at a specified price or yield. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with interest rate swaps, caps and floors and gains or losses in futures contracts classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized. A discussion of interest rate risks, credit risks and concentrations in off-balance sheet financial instruments is included in Note 6, Derivative Financial Instruments, of "Notes to Consolidated Financial Statements." The following table details various information regarding interest rate protection contracts as of December 31, 1995:

                      INTEREST RATE PROTECTION CONTRACTS

                                                                                  Weighted
                                                          Weighted      Weighted   Average
                                                        Average Rate*   Average   Repricing
                          Notional  Carrying Estimated  -------------   Years to  Frequency
                           Amount    Value   Fair Value Received Paid  Expiration  (Days)
                         ---------- -------- ---------- -------- ----  ---------- ---------
                                 (in Thousands)
Non-trading interest rate con-
 tracts:
 Swaps:
  Pay fixed versus 3
   mon. LIBOR........... $  308,000  $  (68)  $(3,993)    5.89%  6.19%    2.06        90
  Receive fixed versus 3
   mon. LIBOR...........     20,000      (9)      (96)    4.74   5.81     0.96        90
  Basis swaps+..........    388,668   1,283    (1,728)    6.37   6.43     4.75        90
 Caps purchased.........    260,000   1,261       165      --       *     1.57        90
 Floors purchased.......    650,000      95     2,428     0.11      *     1.46        76
                         ----------  ------   -------
                         $1,626,668  $2,562   $(3,224)
                         ==========  ======   =======

--------
+ On $200 million notional, the Company receives interest based on the federal funds rate and pays interest based on 3-month LIBOR. For the remainder, the Company receives interest based on 3-month LIBOR plus 84 basis points and pays interest based on the 1-year Constant Maturity Treasury plus 150 basis points.

* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1995. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.

  The net interest amount received or paid on an interest rate protection contract represents an adjustment of the yield or rate on the respective asset or liability with which such contract is associated. A gain or loss on a terminated interest rate protection contract is deferred and amortized over the remaining term of the original contract as an adjustment of yield or rate on the asset or liability with which the original contract was associated. At year-end 1995, there were $486,000 of deferred gains and $183,000 of deferred losses on terminated interest rate protection contracts, which will be recorded as net interest income (expense) of $432,000 in 1996, $(44,000) in 1997 and $(85,000) thereafter. The following table indicates the asset or liability category with which the non-trading interest protection contracts were associated at December 31, 1995:

     ASSETS/LIABILITIES ASSOCIATED WITH INTEREST RATE PROTECTION CONTRACTS

                                       Notional Principal Associated With
                                  ---------------------------------------------
                         Total
                        Notional                           FHLB   Federal Funds
                       Principal   Loans   Investments++ Advances  Purchased++
                       ---------- -------- ------------- -------- -------------
                                            (in Thousands)
Swaps:
  Pay fixed........... $  308,000 $  8,000   $    --     $200,000   $100,000
  Receive fixed.......     20,000   20,000        --          --         --
  Basis swaps++.......    388,668      --     188,668         --     200,000
Caps..................    260,000  260,000        --          --         --
Floors................    650,000  650,000        --          --         --
                       ---------- --------   --------    --------   --------
                       $1,626,668 $938,000   $188,668    $200,000   $300,000
                       ========== ========   ========    ========   ========

--------
++ Based on the nature of basis swaps, the levels of interest rate protection provided by such contracts are substantially lower than indicated by their notional principal amounts. Accordingly, the level of notional principal shown cannot be directly compared to the related account balances.

   In addition to interest rate protection contracts used to help manage overall interest sensitivity, the Company also enters into interest rate contracts for the trading account. The primary purposes for using interest rate contracts in the trading account are to facilitate customer transactions and to help protect cash market positions in the trading account against interest rate movement. Changes in the estimated fair value of contracts in the trading account are recorded in other noninterest income as trading profits and commissions. Net interest amounts received or paid on interest rate contracts in the trading account are recorded as an adjustment of interest on trading account securities. The following table summarizes interest rate contracts held in the trading account at December 31, 1995:

                    TRADING ACCOUNT INTEREST RATE CONTRACTS

                                                                                        Weighted
                                                        Weighted Average      Weighted   Average
                                                               Rate*          Average   Repricing
                         Notional Carrying  Estimated   -------------------   Years to  Frequency
                          Amount  Value++   Fair Value  Received    Paid     Expiration  (Days)
                         -------- --------  ---------- ----------  --------  ---------- ---------
                                (in Thousands)
Trading interest rate
 contracts:
 Swaps:
  Pay fixed versus 3
   mon. LIBOR........... $ 20,000 $   216    $   216         6.02%     4.38%    0.34        90
  Receive fixed versus:
   3 mon. LIBOR.........   23,000      78         78         6.10      5.92     1.07        90
   Prime................      890     (15)       (15)        6.80      8.57     2.71         1
 Caps:
  Purchased.............   87,500     107        107         0.36         *     0.83        76
  Written...............  124,400    (189)      (189)           *       --      1.48        78
 Floors:
  Purchased.............  230,000   2,774      2,774         0.39         *     2.13        86
  Written...............  167,500  (1,970)    (1,970)           *      0.30     2.23        57
                         -------- -------    -------
    Total............... $653,290 $ 1,001    $ 1,001
                         ======== =======    =======

--------
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1995. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.

++ Positive carrying values represent assets of the Company while negative amounts represent liabilities.

  In addition to the interest rate contracts shown above, the Company uses other options and futures in the trading account. At December 31, 1995, the trading account did not contain any other options, but did contain futures contracts having a notional principal of $467 million. Such futures contracts were used to help reduce the price sensitivity of the trading account.

  During 1994, the Company implemented Financial Statement No. 119, Disclosure
                                                                    ----------
about Derivative Financial Instruments ("FAS119"), which requires expanded
--------------------------------------
1994 disclosures for derivative financial instruments held for both trading and other than trading purposes. Under FAS119, derivative financial instruments include off-balance sheet instruments such as futures, forwards, swap or option contracts, or other financial instruments with similar characteristics. See "Summary of Significant Accounting Policies" and Note 6 of "Notes to Consolidated Financial Statements" for FAS119 disclosures.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  In December, 1991, the Financial Accounting Standards Board issued Financial Accounting Statement No. 107, Disclosures about Fair Value of Financial
                              -----------------------------------------
Instruments ("FAS107"). FAS107 requires the Company to disclose the fair value
-----------
of substantially all financial instruments, both assets and liabilities, including those recognized and those not recognized in the Company's balance sheet. There has been no impact to the Company's financial statements as a result of the recognition, measurement or classification of financial instruments. See "Notes to Consolidated Financial Statements," Note 15, Fair Value of Financial Instruments, for a discussion of the Company's accounting policies and methodologies.

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

CAPITAL RESOURCES

  Shareholders' equity at December 31, 1995, increased 16 percent after increasing 9 percent in 1994. Exclusive of the net change in unrealized holding gains (losses) on securities available for sale in both 1994 and 1995, net income after dividends accounted for 95 percent of the increase in shareholders' equity in 1995 and for 98 percent of the increase in 1994.

  Dividends of $43 million were declared on the Company's common stock in 1995, representing a 26 percent increase over 1994. The 1995 annual dividend rate per common share was $1.12, a 22 percent increase over 1994. The dividend payout ratio for 1995 was 39 percent compared to 35 percent for 1994 and 32 percent for 1993. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth.

  A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The Company's five-year compound growth rate in shareholders' equity of 14 percent was achieved primarily through reinvested earnings.

  Average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. The ratio of average shareholders' equity to average assets for 1995 was 6.86 percent compared to 7.18 percent in 1994 and 7.56 percent in 1993. The decrease in 1995 was due primarily to the impact of the October, 1994 acquisition of First Heights on the Company's average assets. As noted above, exclusive of the change in unrealized holding gains (losses) on securities available for sale, the increase in shareholders' equity in 1995 and 1994 is due almost exclusively to the retention of earnings. In order to maintain this ratio at appropriate levels with continued growth in total average assets, a corresponding level of capital growth must be achieved. The table below summarizes these and other key ratios for the Company for each of the last three years.

                          RETURN ON EQUITY AND ASSETS

                                                               December 31
                                                            -------------------
                                                            1995   1994   1993
                                                            -----  -----  -----
Return on average assets...................................  1.16%  1.24%  1.28%
Return on average common equity............................ 16.93  17.30  17.19
Common stock dividend payout ratio......................... 38.89  34.72  31.80
Average equity to average assets ratio.....................  6.86   7.18   7.56

  Two important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as common shareholders' equity, minus goodwill and other intangibles disallowed by the Subsidiary Bank's regulators, divided by total quarterly average assets minus goodwill, other disallowed intangibles, and the unrealized gain (loss) on available-for-sale securities. The tangible leverage ratio is defined as common shareholders' equity, minus all intangibles, divided by total quarterly average assets minus all intangibles. Even though core deposit intangibles and goodwill increased from acquisitions during 1994 and 1993, the leverage ratio remained well within regulatory guidelines: 6.73 percent at year-end 1995; 6.62 percent at year-end 1994; and 7.32 percent at year-end 1993. For the same periods, the tangible leverage ratio was 6.53 percent at year-end 1995; 6.37 percent at year-end 1994; and 6.98 percent at year-end 1993. The detail for the computation of these ratios is provided in the following table. Other disallowed intangibles represent intangible assets, other than goodwill, recorded after February 19, 1992, that are excluded from regulatory capital. Other intangibles recorded before that date continue to be included in regulatory capital under the "grandfather" provision of Federal Reserve regulations. The $11.7 million decrease in shareholders' equity at December 31, 1994, resulting from the decline in the fair value of the Company's available-for-sale investment securities portfolio is not required to be deducted from the Company's equity in the calculation of regulatory capital by the Federal regulators. By the same token, the $11.8 million increase in shareholders' equity at December 31, 1995, has not been included as a component of equity in computing the leverage ratios.

                          LEVERAGE RATIO CALCULATIONS

                                                       December 31
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
                                                      (in Thousands)
Total fourth quarter average assets........  $9,893,164  $8,930,749  $7,441,420
 Add: Unrealized holding (gain) loss on
  available-for-sale securities............       1,732       8,671        (118)
 Less:Goodwill.............................      19,889      20,788       9,224
   Other disallowed intangibles............      11,356      13,333       1,716
                                             ----------  ----------  ----------
Tangible average assets before deduction of
 other intangibles.........................   9,863,651   8,905,299   7,430,362
 Less:Other intangibles....................      20,496      23,027      27,482
                                             ----------  ----------  ----------
   Tangible average assets.................  $9,843,155  $8,882,272  $7,402,880
                                             ==========  ==========  ==========
Total period-end common shareholders' equi-
 ty........................................  $  706,668  $  611,673  $  561,587
 Less: Goodwill............................      19,889      20,788       9,224
   Other disallowed intangibles............      11,356      13,333       1,716
   Net unrealized holding gain (loss) on
     available-for-sale
     securities............................      11,812     (11,686)      6,767
                                             ----------  ----------  ----------
Total common shareholders' equity before
 deduction of other
 intangibles...............................     663,611     589,238     543,880
 Less: Other intangibles...................      20,496      23,027      27,482
                                             ----------  ----------  ----------
  Tangible period-end common shareholders'
   equity..................................  $  643,115  $  566,211  $  516,398
                                             ==========  ==========  ==========
   Leverage ratio..........................        6.73%       6.62%       7.32%
   Tangible leverage ratio ................        6.53        6.37        6.98

  Risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off of the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill and other disallowed intangibles, amounted to $664 million at December 31, 1995. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Qualifying Capital and was $872 million at year-end 1995. The percentage ratios, as calculated under the guidelines, were 9.88 percent and 12.98 percent for Tier I and Total Qualifying Capital, respectively, at year-end 1995. The $75 million of subordinated debt issued by the Company in the second quarter of 1993 and the $50 million of subordinated debt issued by the Company in the third quarter of 1994 represented Tier II capital and favorably impacted the Company's Total Qualifying Capital. Tier I capital increased in 1995 as a result of $68 million in earnings, net of dividends retained by the Company,

$3 million received from the exercise of stock options, and a $3 million decrease in disallowed intangibles. This increase in Tier I capital more than offset the increase in total risk-adjusted assets, resulting in the increase in the Tier I capital ratio. However, Tier II Capital increased only $8 million during the year and, as a result, the Total Qualifying Capital ratio decreased slightly in 1995. The decrease in Tier I and Total Qualifying Capital ratios 1994 was due to the addition of higher-risk weighted assets, primarily loans and investment securities, and goodwill and other intangibles resulting from acquisitions.

                                                               December 31
                                                            -------------------
                                                            1995   1994   1993
                                                            -----  -----  -----
Risk-based Capital Ratios:
 Tier I Capital Ratio......................................  9.88%  9.75% 10.55%
 Total Qualifying Capital Ratio............................ 12.98  13.06  13.26

  The regulatory capital ratios of the Company's Subsidiary Banks currently exceed the minimum ratios of 5 percent leverage capital, 6 percent Tier I capital, and 10 percent Total Qualifying Capital required in 1995 for "well capitalized" banks as defined by federal regulators. The Company continually monitors these ratios to assure that the Subsidiary Banks exceed the guidelines.

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

  Net interest income for 1995 increased four percent over 1994 while increasing less than one percent in 1994 over 1993. A 17 percent increase in the volume of average earning assets, primarily total investment securities and loans, more than offset a 53 basis point decline in net yield. In 1994, the net yield on average total earning assets decreased 56 basis points while the rate paid on interest bearing liabilities increased 30 basis points and the net cost of funds increased 29 basis points. The schedule on pages 32 and 33 provides the detail of changes in interest income, interest expense and net interest income due to changes in volumes and rates.

  Interest income increased 24 percent in 1995 and 9 percent in 1994 after decreasing 4 percent in 1993. Interest income in 1995 grew as a result of a 17 percent increase in the volume of average earning assets partially combined with a 44 basis point increase in the average interest rate earned. A 12 percent increase in the volume of average loans along with a 56 basis point increase in yield accounted for the 20 percent increase in fully taxable equivalent interest income on loans. The increase in yield on loans resulted from the overall rise in the general level of interest rates and the loan growth generated during the year. Additionally, a significant portion of the Company's real estate mortgages are adjustable rate one-to-four family mortgages which generally have caps which limit the amount by which interest rates can be increased in any one year. For this reason, the increases in interest rates on many of these mortgages did not parallel the substantial increase in the general level of interest rates that occurred during 1994, but have continued to rise during 1995. Interest income on investment securities, including securities available for sale, increased 46 percent from 1994 to 1995. This increase resulted from a 42 percent increase in the average balance of total investment securities coupled with a 20 basis point increase in yield. Interest income on trading securities declined 49 percent as a result of a 46 percent decrease in the average balance.

  Total interest expense increased by 51 percent in 1995 due to a 105 basis point increase in the rate paid on interest bearing liabilities combined with a 19 percent increase in average volume. Interest expense on interest bearing deposits increased 46 percent as the result of a 92 basis point increase in rate and a 17 percent increase in the average volume. The 28 percent increase in average borrowed funds, which includes interest bearing liabilities that are not classified as deposits, coupled with a 155 basis point increase in rate resulted in a 72 percent increase in interest expense for this category. The increase in interest expense on average borrowed funds for the year can be attributed to the fact that borrowed funds have variable rates that increased as a function of the increase in the general level of interest rates during 1995.

  From 1993 to 1994, interest income increased 9 percent as a result of a 13 percent increase in the volume of average earning assets and a 27 basis point decline in the yield on average earning assets. Fully taxable equivalent interest income on loans rose 7 percent as a 9 percent increase in average volume more than offset a 21 basis point decline in yield. Interest income on investment securities, including securities available for sale, increased 16 percent from 1993 to 1994 as a result of a 26 percent increase in average volume partially offset by a 54 basis point decrease in the yield on investment securities. A 195 basis point increase in yield offset by a 24 percent decrease in average balance increased interest income on trading securities by 1 percent in 1994.

  A 30 basis point increase in the rate paid on interest bearing liabilities coupled with a 14 percent increase in average volume resulted in a 24 percent increase in interest expense on interest bearing liabilities in 1994. A substantial portion of the increase in total interest expense was due to a 19 percent increase in interest expense on interest bearing deposits, resulting from a 9 basis point increase in rate and a 17 percent increase in the average volume. A 118 basis point increase in the rate paid on average borrowed funds, along with a 6 percent increase in average volume, resulted in a 43 percent increase in interest expense for this category.

  The trend in net interest income is commonly evaluated in terms of average rates using the net yield and the interest rate spread. The net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average total earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net yield declined 53 basis points to 4.01 percent in 1995 and decreased 56 basis points to 4.54 percent in 1994. The steady decrease in net yield throughout 1995 was a function of the issuance of additional borrowings and the repricing of interest bearing liabilities in the increasing interest rate environment at rates that outpaced the increase in yield on loans and investment securities. This is evidenced by the fact the yield on interest earning assets increased only 44 basis points while the rate paid on interest bearing liabilities increased by 105 basis points. At the same time, the portion of interest earning assets funded by interest bearing liabilities increased from 83 percent in 1994 to 85 percent in 1995, partially as a result of the acquisition of First Heights. The decline in yield was also impacted by the initial investment of cash received in connection with the First Heights acquisition in investment securities and federal funds sold, assets which historically have lower yields than loans.

  During 1995, the net yield on interest earning assets was modestly impacted by the Company's use of interest rate contracts, primarily interest rate swaps and interest rate floors, increasing the taxable equivalent net yield on interest earning assets by three basis points. The greatest impact from the use of interest rate contracts was on the yield and interest income on commercial loans where the net yield was increased by two basis points and interest income was increased by $1.0 million. At the same time, the impact of interest rate contracts on interest bearing liabilities was less significant, increasing interest expense by $300,000 and the net cost of funds by less than one basis point. The impact of the use of interest rate contracts in 1995 was substantially less than in 1994 when the positive impact on the net yield on interest earning assets was 12 basis points. It is the Company's intention to continue to use interest rate contracts to manage its exposure to the changing interest rate environment in the future, although there can be no assurance that the impact of interest rate contracts on the earnings of future periods will be positive.

  The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During 1995, the net interest rate spread decreased 61 basis points to 3.27 percent from the 1994 spread of 3.88 percent as the cost of interest bearing liabilities rose to a greater extent than the yields earned on earning assets. The decrease in 1994 was 57 basis points from 4.45 percent in 1993. See the accompanying schedules entitled "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" and "Rate/Volume Variance Analysis" for more information.

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

                                                         December 31
                                                   ----------------------------
                                                   1995  1994  1993  1992  1991
                                                   ----  ----  ----  ----  ----
Rate earned on interest earning assets............ 8.22% 7.77% 8.00% 8.70% 9.77%
Rate paid on interest bearing liabilities......... 5.01  3.96  3.66  4.32  6.07
Interest rate spread.............................. 3.21  3.81  4.34  4.38  3.70
Net yield on earning assets....................... 3.95  4.46  4.99  5.07  4.57

  Interest income, as reported in "Consolidated Statements of Income", on a nominal yield basis increased in 1995 by $141 million while net interest income increased by $13 million. The 51 basis point decrease in the net yield in 1995 was a result of an increase in the yields in the Company's interest earning assets and an increase in the cost of interest bearing liabilities, as discussed earlier. The Company will continue to focus its attention in 1996 on increasing net interest income while at the same time maintaining the current levels in interest rate spreads and net yields.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

Taxable Equivalent Basis

                                         Year Ended December 31
                          -------------------------------------------------------
                                     1995                        1994
                          --------------------------- ---------------------------
                           AVERAGE    INCOME/  YIELD/  Average    Income/  Yield/
                           BALANCE    EXPENSE   RATE   Balance    Expense   Rate
                          ----------  -------- ------ ----------  -------- ------
                                             (in Thousands)
ASSETS
Earning assets:
 Loans, net of unearned
  income*...............  $6,089,560  $539,712  8.86% $5,417,095  $449,456  8.30%
 Investment securities:
 Taxable................   1,632,052   123,175  7.55     982,560    75,001  7.63
 Tax-exempt.............      85,035     7,895  9.29      96,582     9,095  9.42
                          ----------  --------        ----------  --------
  Total investment secu-
   rities...............   1,717,087   131,070  7.63   1,079,142    84,096  7.79
 Investment securities
  available for sale....     911,910    52,447  5.75     774,364    41,510  5.36
 Trading account securi-
  ties..................      67,591     5,111  7.56     125,805     9,996  7.95
 Federal funds sold and
  securities purchased
  under agreements to
  resell................      58,122     3,545  6.10     141,914     5,883  4.15
 Interest bearing depos-
  its with other banks..          99         8  8.28       5,997       508  8.47
                          ----------  --------        ----------  --------
  Total earning assets..   8,844,369   731,893  8.28   7,544,317   591,449  7.84
 Allowance for loan
  losses................    (106,758)                   (112,274)
 Unrealized gain (loss)
  on investment securi-
  ties available for
  sale..................      (5,470)                     (3,380)
 Cash and due from
  banks.................     387,654                     366,106
 Other assets...........     371,169                     356,726
                          ----------                  ----------
  Total assets..........  $9,490,964                  $8,151,495
                          ==========                  ==========
LIABILITIES AND SHARE-
 HOLDERS' EQUITY
Interest bearing liabil-
 ities:
 Deposits:
 Demand.................  $  811,249    20,710  2.55  $  794,096    19,114  2.41
 Savings................   1,913,093    74,814  3.91   1,808,936    56,658  3.13
 Certificates of deposit
  less than $100,000 and
  other time deposits...   2,484,157   142,290  5.73   1,865,809    90,061  4.83
 Certificates of deposit
  of $100,000 or more...     778,807    46,363  5.95     628,926    29,254  4.65
                          ----------  --------        ----------  --------
  Total interest bearing
   deposits.............   5,987,306   284,177  4.75   5,097,767   195,087  3.83
Federal funds purchased.     553,023    31,804  5.75     377,907    17,247  4.56
Securities sold under
 agreements to repur-
 chase..................     256,303    12,819  5.00     243,227     8,599  3.54
Other short-term
 borrowings.............     187,851    10,949  5.83     225,127    10,014  4.45
FHLB and other
 borrowings.............     540,629    37,526  6.94     353,341    18,209  5.15
                          ----------  --------        ----------  --------
  Total interest bearing
   liabilities..........   7,525,112   377,275  5.01   6,297,369   249,156  3.96
                                                ----                        ----
Noninterest bearing de-
 mand deposits..........   1,261,883                   1,230,434
Accrued expenses and
 other liabilities......      52,531                      38,614
Shareholders' equity....     651,438                     585,078
                          ----------                  ----------
  Total liabilities and
   shareholders' equity.  $9,490,964                  $8,151,495
                          ==========                  ==========
Net interest income/net
 interest spread........               354,618  3.27%              342,293  3.88%
                                                ====                        ====
Net yield on earning as-
 sets...................                        4.01%                       4.54%
                                                ====                        ====
Taxable equivalent ad-
 justment:
 Loans..................                 1,878                       1,896
 Investment securities..                 3,024                       3,386
 Investment securities
  available for sale....                     7                         190
 Trading account securi-
  ties..................                    54                          53
                                      --------                    --------
  Total taxable equiva-
   lent adjustment......                 4,963                       5,525
                                      --------                    --------
Net interest income.....              $349,655                    $336,768
                                      ========                    ========

--------
*Loans on nonaccrual status have been included in the computation of average balances.

                                                                                                                    GROWTH RATE
                                                       Year Ended December 31                                     AVERAGE BALANCES
                          -------------------------------------------------------------------------------------- -------------------
                                 1993                         1992                         1991
                          ---------------------------  ---------------------------  ---------------------------- ONE YEAR FIVE YEAR
                            Average   Income/  Yield/    Average   Income/  Yield/   Average    Income/  Yield/   1995-   COMPOUNDED
                            Balance   Expense   Rate     Balance   Expense   Rate    Balance     Expens   Rate     1994    1995-1990
                          ----------  -------- ------  ----------  -------- ------  ----------  -------- ------- -------- ----------
                                                               (in Thousands)
ASSETS
Earning assets:
 Loans, net of unearned
  income*...............  $4,949,026  $421,202  8.51%  $4,332,066  $406,274  9.38%  $3,806,465  $404,083  10.62%   12.41%    12.49%
Investment securities:
 Taxable................     781,657    61,622  7.88    1,624,972   126,385  7.78    1,494,259   131,494   8.80    66.10      7.20
 Tax-exempt.............     135,548    13,031  9.61      167,200    15,870  9.49      195,708    17,622   9.00   (11.96)   (15.12)
                          ----------  --------         ----------  --------         ----------  --------
  Total investment secu-
   rities...............     917,205    74,653  8.14    1,792,172   142,255  7.94    1,689,967   149,116   8.82    59.12      4.99
 Investment securities
  available for sale....     556,701    33,245  5.97       55,618     3,789  6.81           --        --     --    17.76        --
 Trading account securi-
  ties..................     164,756     9,885  6.00       94,590     6,631  7.01      100,042     7,945   7.94   (46.27)    (4.55)
 Federal funds sold and
  securities purchased
  under agreements to
  resell................      95,560     2,920  3.06       82,936     2,753  3.32      129,954     7,258   5.59   (59.04)   (17.59)
 Interest bearing depos-
  its with other banks..      10,720       889  8.29       13,058     1,031  7.90       22,875     1,854   8.10   (98.35)   (68.39)
                          ----------  --------         ----------  --------          ---------   -------
  Total earning assets..   6,693,968   542,794  8.11    6,370,440   562,733  8.83    5,749,303   570,256   9.92    17.23     12.10
 Allowance for loan
  losses................    (101,224)                     (68,701)                     (56,128)                    (4.91)    19.14
 Unrealized gain (loss)
  on investment securi-
  ties available for
  sale..................          30                           --                           --                        --        --
 Cash and due from
  banks.................     325,190                      298,305                      274,169                      5.89      9.02
 Other assets...........     326,413                      327,424                      277,411                      4.05     11.81
                          ----------                   ----------                   ----------
  Total assets..........  $7,244,377                   $6,927,468                   $6,244,755                     16.43     11.88
                          ==========                   ==========                   ==========
LIABILITIES AND SHARE-
 HOLDERS' EQUITY
Interest bearing liabil-
 ities:
 Deposits:
 Demand.................  $  660,757    16,202  2.45   $  551,824    15,763  2.86   $  455,070    20,182   4.43     2.16     16.90
 Savings................   1,706,197    49,222  2.88    1,624,841    56,107  3.45    1,393,717    74,141   5.32     5.76     15.24
 Certificates of deposit
  less than $100,000 and
  other time deposits...   1,528,568    76,615  5.01    1,567,486    93,921  5.99    1,595,091   115,880   7.26    33.14     11.79
 Certificates of deposit
  of $100,000 or more...     479,307    21,624  4.51      489,269    24,745  5.06      464,174    31,326   6.75    23.83     10.13
                          ----------  --------         ----------  --------         ----------  --------
  Total interest bearing   4,374,829   163,663  3.74    4,233,420   190,536  4.50    3,908,052   241,529   6.18    17.45     13.23
   deposits.............
Federal funds purchased.     406,855    12,464  3.06      617,697    21,822  3.53      461,546    25,542   5.53    46.34      6.65
Securities sold under
 agreements to repur-
 chase..................     240,474     6,741  2.80      270,660     9,084  3.36      406,804    22,146   5.44     5.38    (13.29)
Other short-term
 borrowings.............     208,075     6,888  3.31      191,568     7,722  4.03      126,728     7,788   6.15   (16.56)     5.07
FHLB and other
 borrowings.............     278,989    11,633  4.17       45,515     2,348  5.16       21,084     1,911   9.06    53.00    113.42
                          ----------  --------         ----------  --------          ---------   -------
  Total interest bearing
   liabilities..........   5,509,222   201,389  3.66    5,358,860   231,512  4.32    4,924,214   298,916   6.07    19.50     11.85
                                                ----                        ----                           ----
Noninterest bearing de-
 mand deposits..........   1,149,861                    1,031,832                      854,745                      2.56     12.19
Accrued expenses and
 other liabilities......      37,979                       48,552                       54,154                     36.04      1.25
Shareholders' equity....     547,315                      488,224                      411,642                     11.34     12.79
                          ----------                   ----------                   ----------
  Total liabilities and
   shareholders' equity.  $7,244,377                   $6,927,468                   $6,244,755                     16.43     11.88
                          ==========                   ==========                   ==========
Net interest income/net
 interest spread........               341,405  4.45%               331,221  4.51%               271,340   3.85%
                                               =====                        =====                         =====
Net yield on earning as-
 sets...................                        5.10%                        5.20%                         4.72%
                                               =====                        =====                         =====
Taxable equivalent ad-
 justment:
 Loans..................                 2,188                        2,454                        2,528
 Investment securities..                 4,686                        5,840                        6,082
 Investment securities
  available for sale....                   277                           70                           --
 Trading account securi-
  ties..................                   108                           83                           71
                                      --------                     --------                     --------
  Total taxable equiva-
   lent adjustment......                 7,259                        8,447                        8,681
                                      --------                     --------                     --------
Net interest income.....              $334,146                     $322,774                     $262,659
                                      ========                     ========                     ========

--------
*Loans on nonaccrual status have been included in the computation of average balances.

RATE/VOLUME VARIANCE ANALYSIS

Taxable Equivalent Basis

                                   Average Volume            Change in Volume      Average Rate
                          -------------------------------- ---------------------  ----------------
                             1995       1994       1993    1995-1994   1994-1993  1995  1994  1993
                          ---------- ---------- ---------- ----------  ---------  ----  ----  ----
                                              (in Thousands)
EARNING ASSETS:
Loans, net of unearned
 income.................  $6,089,560 $5,417,095 $4,949,026 $  672,465  $468,069   8.86% 8.30% 8.51%
Investment securities:
 Taxable................   1,632,052    982,560    781,657    649,492   200,903   7.55  7.63  7.88
 Tax-exempt.............      85,035     96,582    135,548    (11,547)  (38,966)  9.29  9.42  9.61
                          ---------- ---------- ---------- ----------  --------
 Total investment secu-
  rities................   1,717,087  1,079,142    917,205    637,945   161,937   7.63  7.79  8.14
Investment securities
 available for sale.....     911,910    774,364    556,701    137,546   217,663   5.75  5.36  5.97
Trading account securi-
 ties...................      67,591    125,805    164,756    (58,214)  (38,951)  7.56  7.95  6.00
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      58,122    141,914     95,560    (83,792)   46,354   6.10  4.15  3.06
Interest bearing depos-
 its with other banks...          99      5,997     10,720     (5,898)   (4,723)  8.28  8.47  8.29
                          ---------- ---------- ---------- ----------  --------
 Total earning assets...  $8,844,369 $7,544,317 $6,693,968 $1,300,052  $850,349   8.28  7.84  8.11
                          ========== ========== ========== ==========  ========
INTEREST BEARING LIABIL-
 ITIES:
Deposits:
 Demand.................  $  811,249 $  794,096 $  660,757 $   17,153  $133,339   2.55  2.41  2.45
 Savings................   1,913,093  1,808,936  1,706,197    104,157   102,739   3.91  3.13  2.88
 Certificates of deposit
  less than $100,000 and
  other time deposits...   2,484,157  1,865,809  1,528,568    618,348   337,241   5.73  4.83  5.01
 Certificates of deposit
  of $100,000 or more...     778,807    628,926    479,307    149,881   149,619   5.95  4.65  4.51
                          ---------- ---------- ---------- ----------  --------
 Total interest bearing
  deposits..............   5,987,306  5,097,767  4,374,829    889,539   722,938   4.75  3.83  3.74
Federal funds purchased.     553,023    377,907    406,855    175,116   (28,948)  5.75  4.56  3.06
Securities sold under
 agreements to
 repurchase.............     256,303    243,227    240,474     13,076     2,753   5.00  3.54  2.80
Other short-term
 borrowings.............     187,851    225,127    208,075    (37,276)   17,052   5.83  4.45  3.31
FHLB and other
 borrowings.............     540,629    353,341    278,989    187,288    74,352   6.94  5.15  4.17
                          ---------- ---------- ---------- ----------  --------
 Total interest bearing
  liabilities...........  $7,525,112 $6,297,369 $5,509,222 $1,227,743  $788,147   5.01  3.96  3.66
                          ========== ========== ========== ==========  ========   ----  ----  ----
Net interest income/net
 interest spread........                                                          3.27% 3.88% 4.45%
                                                                                  ====  ====  ====
Net yield on earning as-
 sets...................                                                          4.01% 4.54% 5.10%
                                                                                  ====  ====  ====
Net cost of funds.......                                                          4.27% 3.30% 3.01%
                                                                                  ====  ====  ====

                                                                                        Variance Attributed to
                                                                          -------------------------------------------------------
                           Interest Income/Expense         Variance                 1995                         1994
                         ---------------------------- ------------------- ---------------------------  --------------------------
                           1995       1994     1993   1995-1994 1994-1993 VOLUME     RATE      MIX     Volume     Rate      Mix
                         --------   -------- -------- --------- --------- -------  --------  --------  -------  --------  -------
                                                                   (in Thousands)
EARNING ASSETS:
Loans, net of unearned
 income.................  $539,712   $449,456 $421,202  $90,256   $28,254  $55,794  $ 30,655  $  3,807  $39,836  $(10,581) $(1,001)
Investment securities:
 Taxable................   123,175     75,001   61,622   48,174    13,379   49,577      (845)     (558)  15,838    (1,956)    (503)
 Tax-exempt.............     7,895      9,095   13,031   (1,200)   (3,936)  (1,087)     (128)       15   (3,746)     (267)      77
                          --------   -------- --------  -------   -------  -------  --------  --------  -------  --------  -------
 Total investment secu-
  rities................   131,070     84,096   74,653   46,974     9,443   48,490      (973)     (543)  12,092    (2,223)    (426)
Investment securities
 available for sale.....    52,447     41,510   33,245   10,937     8,265    7,373     3,026       538   12,998    (3,403)  (1,330)
Trading account securi-
 ties...................     5,111      9,996    9,885   (4,885)      111   (4,625)     (483)      223   (2,337)    3,206     (758)
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     3,545      5,883    2,920   (2,338)    2,963   (3,474)    2,773    (1,637)   1,416     1,041      506
Interest bearing depos-
  its with other banks...        8        508      889     (500)     (381)    (500)      (11)       11     (392)       19       (8)
                          --------   -------- --------  -------   -------  -------  --------  --------  -------  --------  -------
 Total earning assets...   731,893    591,449  542,794  140,444    48,655  103,058    34,987     2,399   63,613   (11,941)  (3,017)

INTEREST BEARING LIABIL-
 ITIES:
Deposits:
 Demand.................    20,710     19,114   16,202    1,596     2,912      413     1,159        24    3,269      (297)     (60)
 Savings................    74,814     56,658   49,222   18,156     7,436    3,262    14,083       811    2,964     4,218      254
 Certificates of deposit
  less than $100,000 and
  other time deposits...   142,290     90,061   76,615   52,229    13,446   29,847    16,811     5,571   16,903    (2,832)    (625)
 Certificates of deposit
  of $100,000 or more...    46,363     29,254   21,624   17,109     7,630    6,972     8,187     1,950    6,750       671      209
                          --------   -------- --------  -------   -------  -------  --------  --------  -------  --------  -------
 Total interest bearing
  deposits..............   284,177    195,087  163,663   89,090    31,424   40,494    40,240     8,356   29,886     1,760     (222)
Federal funds purchased.    31,804     17,247   12,464   14,557     4,783    7,992     4,486     2,079     (887)    6,104     (434)
Securities sold under
 agreements to
 repurchase.............    12,819      8,599    6,741    4,220     1,858      462     3,566       192       77     1,761       20
Other short-term
 borrowings.............    10,949     10,014    6,888      935     3,126   (1,658)    3,108      (515)     564     2,368      194
FHLB and other
 borrowings.............    37,526     18,209   11,633   19,317     6,576    9,652     6,317     3,348    3,100     2,744      732
                           -------   -------- --------  -------   -------  -------  --------  --------  -------  --------  -------
 Total interest bearing
  liabilities...........   377,275    249,156  201,389  128,119    47,767   56,942    57,717    13,460   32,740    14,737      290
                          --------   -------- --------  -------   -------  -------  --------  --------  -------  --------  -------
                          $354,618   $342,293 $341,405  $12,325   $   888  $46,116  $(22,730) $(11,061) $30,873  $(26,678) $(3,307)
                          ========   ======== ========  =======   =======  =======  ========  ========  =======  ========  =======

                                                                33

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

  Since an economic slowdown could have an adverse effect on property values and, for commercial development projects, cause an increase in vacancy rates, the possibility exists for further writedowns, charge-offs and the transfer of currently performing loans to a nonaccrual status in the real estate and commercial loan categories. The mix of loans in the construction and development portfolios are diversified in areas such as office buildings, retail stores and malls, apartment buildings, health care facilities and industrial warehouses. In addition, the Subsidiary Banks' specialized real estate lending areas review, approve and monitor large real estate credits on a continuing basis.

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

  Net loan charge-offs increased 27 percent in 1995 after decreasing 26 percent in 1994 and 57 percent in 1993. Increases in net charge-offs in commercial, financial and agricultural loans and commercial real estate loans constituted the majority of the total $2.2 million increase in net loan charge-offs in 1995. The decrease in 1994 was due to decreased net charge-offs in all loan categories with the exception of commercial real estate. The decrease in net charge-offs in 1993 resulted from decreased net charge-offs in commercial, financial and agricultural loans, commercial real estate loans, and consumer installment loans. During 1995, net charge-offs of commercial, financial and agricultural loans increased by $1.7 million and net charge-offs of commercial real estate loans increased $500,000 while net charge-offs of residential real estate mortgages decreased $200,000. With regard to the Company's consumer installment loan portfolio, net charge-offs for credit card receivables increased as a percentage of average volume from 2.42 percent in 1994 to 2.58 percent in 1995. Similarly, net charge-offs as a percentage of loans in the Company's indirect consumer installment portfolio, consisting primarily of new and used automobile loans, increased from 0.09 percent in 1994 to 0.12 percent in 1995.

  The following table sets forth information with respect to the Company's loans and the allowance for loan losses for the five years ended December 31, 1995:

                        SUMMARY OF LOAN LOSS EXPERIENCE

                             1995        1994        1993        1992        1991
                          ----------  ----------  ----------  ----------  ----------
                                              (in Thousands)
Loans, net of unearned
 income:
 Average outstanding
  during the year.......  $6,089,560  $5,417,095  $4,949,026  $4,332,066  $3,806,465
                          ==========  ==========  ==========  ==========  ==========
Allowance for loan loss-
 es:
 Balance at beginning of
  year..................  $  108,337  $  111,744  $   85,434  $   57,528  $   44,366
Charge-offs:
 Commercial, financial
  and agricultural......       4,545       3,876       5,338       6,381      11,646
 Real estate -- con-
  struction.............         228          65         645         315       4,064
 Real estate -- mort-
  gage:
  Residential...........         333         462         856       1,329       1,129
  Commercial............       1,339       1,009         753       4,671       3,052
 Consumer installment...      10,447      10,178      12,037      19,174      16,728
                          ----------  ----------  ----------  ----------  ----------
    Total...............      16,892      15,590      19,629      31,870      36,619
Recoveries:
 Commercial, financial
  and agricultural......       2,343       3,381       4,196       2,309       1,245
 Real estate -- con-
  struction.............         155          50          50         304          56
 Real estate -- mort-
  gage:
  Residential...........         200         131         325         332         288
  Commercial............          61         204         413         406         192
 Consumer installment...       3,898       3,765       3,776       3,250       2,371
                          ----------  ----------  ----------  ----------  ----------
    Total...............       6,657       7,531       8,760       6,601       4,152
                          ----------  ----------  ----------  ----------  ----------
  Net charge-offs.......      10,235       8,059      10,869      25,269      32,467
Provision charged to in-
 come...................      10,235       3,404      35,856      53,175      38,751
Additions due to acqui-
 sitions................          --       1,248       1,323          --       6,878
                          ----------  ----------  ----------  ----------  ----------
Balance at end of year..  $  108,337  $  108,337  $  111,744  $   85,434  $   57,528
                          ==========  ==========  ==========  ==========  ==========
Net charge-offs to aver-
 age loans outstanding
 during the year........         .17%        .15%        .22%        .58%        .85%

  When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The amount of the allowance remained unchanged at December 31, 1995 from December 31, 1994, representing 1.70 percent of outstanding loans compared to 1.86 percent at December 31, 1994 and 2.13 percent at December 31, 1993. As shown in the following table, management determined that at December 31, 1995, approximately 14.3 percent of the allowance for loan losses was related to commercial, financial and agricultural loans, 26.3 percent was associated with real estate loans and 19.7 percent was related to consumer installment loans. Approximately 39.7 percent of the allowance remained unallocated to any specific category due to uncertainties related to loan portfolios acquired in connection with business combinations with regard to underwriting standards and other factors. In addition, a portion of the unallocated allowance is due to the returning of previously nonperforming loans to performing status. While additional provision is provided with respect to these loans when identified as nonperforming, the corresponding portion of the allowance remains a component of the total allowance upon a loan's return to performing status. The amount of the allowance allocated to impaired loans by loan category is presented in the table on page 38.

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                             December 31
                       ---------------------------------------------------------------------------------------
                             1995              1994              1993              1992             1991
                       ----------------- ----------------- ----------------- ---------------- ----------------
                                PERCENT           Percent           Percent          Percent          Percent
                        AMOUNT  OF TOTAL  Amount  of Total  Amount  of Total Amount  of Total Amount  of Total
                       -------- -------- -------- -------- -------- -------- ------- -------- ------- --------
                                                            (in Thousands)
Commercial, financial
 and agricultural....  $ 15,478   14.3%  $ 14,084   13.0%  $ 15,086   13.5%  $13,755   16.1%  $14,382   25.0%
Real estate--con-
 struction...........     3,589    3.3      4,442    4.1      4,917    4.4     5,382    6.3     5,523    9.6
Real estate--mort-
 gage:
 Residential.........     9,594    8.9      5,417    5.0      3,352    3.0     2,990    3.5     3,624    6.3
 Commercial..........    15,256   14.1     13,217   12.2     16,538   14.8     9,141   10.7     6,616   11.5
Consumer installment.    21,378   19.7     20,475   18.9     18,102   16.2    20,163   23.6    19,732   34.3
Unallocated..........    43,042   39.7     50,702   46.8     53,749   48.1    34,003   39.8     7,651   13.3
                       --------  -----   --------  -----   --------  -----   -------  -----   -------  -----
                       $108,337  100.0%  $108,337  100.0%  $111,744  100.0%  $85,434  100.0%  $57,528  100.0%
                       ========  =====   ========  =====   ========  =====   =======  =====   =======  =====

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

  Nonperforming assets at December 31, 1995, were $22.1 million, an increase of $2.4 million from year-end 1994. Nonperforming loans increased $200,000 from year-end 1994 to $12.9 million. The increase in nonperforming assets in 1995 was primarily due to the transfer of a large commercial real estate credit previously on nonaccrual status to other real estate owned. During 1995, $7.5 million of loans were transferred to other real estate owned offset by total sales of other real estate owned of $5.6 million. Of these sales, $3.8 million were cash sales while $1.8 million represented loans originated by the Subsidiary Banks to facilitate the sale of other real estate. During 1994, loans transferred to other real estate owned totaled $3.4 million, cash sales were $6.8 million, and loans to facilitate the sale of other real estate owned were $11.4 million.

  Even though the stabilization in the commercial real estate market in the Southeastern part of the country continued during 1995, management will continue to monitor the Company's real estate and commercial loan portfolio during 1996. Particular attention will be focused on those credits targeted by the loan monitoring and review process. Management continues to emphasize the need to maintain a low level of nonperforming assets and to return current nonperforming assets to an earning status.

  Renegotiated loans decreased $400,000 from year-end 1994 while foreclosed real estate increased $2.2 million for the year. Loans past due 90 days or more increased $1.3 million compared to the 1994 year-end level. Other foreclosed or repossessed assets at year-end 1995 totaled $501,000. There were no accruing loans greater than $500,000 past due 90 days or more at year-end 1995.

  At December 31, 1995, nonperforming assets were 0.35 percent of loans outstanding and foreclosed real estate held for sale compared to 0.34 percent at year-end 1994. Nonaccrual loans and renegotiated loans as a percentage of loans outstanding at year-end 1995 were 0.18 percent and 0.02 percent, respectively.

  The following table summarizes the Company's nonperforming assets for each of the last five years. Also provided are tables which detail nonaccrual loans and loans with terms modified in troubled debt restructurings at December 31, 1995 and 1994.

                             NONPERFORMING ASSETS

                                                 December 31
                                   -------------------------------------------
                                    1995     1994     1993     1992     1991
                                   -------  -------  -------  -------  -------
                                               (in Thousands)
Loans on nonaccrual............... $11,808  $11,283  $12,238  $21,102  $29,215
Renegotiated loans................   1,070    1,428    7,143    7,575    8,180
                                   -------  -------  -------  -------  -------
  Total nonperforming loans.......  12,878   12,711   19,381   28,677   37,395
Other real estate.................   9,175    6,980   20,831   37,452   41,129
                                   -------  -------  -------  -------  -------
  Total nonperforming assets...... $22,053  $19,691  $40,212  $66,129  $78,524
                                   =======  =======  =======  =======  =======
Loans 90 days past due............ $ 5,027  $ 3,745  $ 4,160  $ 3,604  $ 7,932
Total nonperforming loans as a
 percentage of loans..............     .20%     .22%     .37%     .61%     .92%
Total nonperforming assets as a
 percentage of loans
 and ORE..........................     .35      .34      .76     1.39     1.92
Loans 90 days past due as a per-
 centage of loans.................     .08      .06      .08      .08      .20

  Other loans within the Company's portfolio may become classified as nonperforming as conditions dictate; however, management was not aware of any such loan that was material in amount at December 31, 1995.

  Details of nonaccrual loans at December 31, 1995 and 1994 appear below:

                                                                  1995    1994
                                                                 ------- -------
                                                                 (in Thousands)
Principal balance............................................... $11,808 $11,283
Interest that would have been recorded under original terms.....   1,374   1,358
Interest actually recorded......................................     620     494

  Details of loans with terms modified in troubled debt restructurings at December 31, 1995 and 1994 appear below:

                                                                  1995    1994
                                                                 ------- -------
                                                                 (in Thousands)
Principal balance............................................... $ 1,070 $ 1,428
Interest that would have been recorded under original terms.....     116     111
Interest actually recorded......................................     104      88

  Effective January 1, 1995, the Company adopted Financial Accounting Statement No. 114, Accounting by Creditors for Impairment of a Loan, as
                   ------------------------------------------------
amended by Financial Accounting Statement No. 118, Accounting by Creditors for
                                                   ---------------------------
Impairment of a Loan -- Income Recognition and Disclosures, ("FAS114"). FAS114
----------------------------------------------------------
requires loans to be measured for impairment using one of three methods when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for loan losses as an adjustment to the allowance for loan losses. FAS114 applies to all loans, whether collateralized or uncollateralized, except for large groups of smaller balance, homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities.

  Detailed in the table below are loans designated by the Company as impaired, as defined by FAS114, at December 31, 1995, by loan category:

                                IMPAIRED LOANS

                            Nonaccrual         Accruing
                          Impaired Loans    Impaired Loans    Total     Total
                         ----------------- ----------------- Impaired  Related
                         Balance Allowance Balance Allowance  Loans   Allowance
                         ------- --------- ------- --------- -------- ---------
                                             (in Thousands)
Commercial, financial
 and agricultural....... $1,295    $400    $ 9,472  $ 3,344  $10,767   $ 3,744
Real estate--construc-
 tion...................    876      86        350       15    1,226       101
Real estate mortgage:
 Residential............    --      --         121       60      121        60
 Commercial.............  1,260     374     25,489    7,054   26,749     7,428
Consumer installment....    --      --         --       --       --        --
                         ------    ----    -------  -------  -------   -------
  Total................. $3,431    $860    $35,432  $10,473  $38,863   $11,333
                         ======    ====    =======  =======  =======   =======

  As indicated above, $3.4 million of total nonaccrual loans of $11.8 million were considered impaired. The balance in nonaccrual loans consisted of residential mortgages, credit card receivables, and consumer installment loans, primarily direct and indirect automobile loans, that meet the definition of smaller balance, homogeneous loans which are excluded from the scope of FAS114. Of the $35.4 million in accruing impaired loans, there were loans totaling approximately $203,000 for which there was no related allowance.

NONINTEREST INCOME

  Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, profits and commissions earned through securities and insurance sales, and trading activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income for 1995 increased 39 percent while noninterest income for 1994 decreased 17 percent.

                              NONINTEREST INCOME

                                   Year Ended December 31      Percent Change
                                  -------------------------- -------------------
                                    1995    1994      1993   1995/1994 1994/1993
                                  -------- -------  -------- --------- ---------
                                       (in Thousands)
Service charges on deposit ac-
 counts.........................  $ 51,956 $45,025  $ 39,720    15.4%     13.4%
Trust fees......................    15,938  16,111    16,648    (1.1)     (3.2)
Trading account profits (losses)
 and commissions................    12,269  (2,533)   11,351   584.4    (122.3)
Investment securities gains,
 net............................     2,630   3,224     1,036   (18.4)    211.2
Loss on purchase of securities
 from common trust fund.........       --   (8,222)      --      --        --
Credit card service charges and
 fees...........................     7,816   7,208     6,785     8.4       6.2
Other...........................    31,503  27,075    30,125    16.4     (10.1)
                                  -------- -------  --------
 Total noninterest income.......  $122,112 $87,888  $105,665    38.9     (16.8)
                                  ======== =======  ========

  Fee income from service charges on deposit accounts increased 15 percent in 1995 following a 13 percent increase in 1994. Continued emphasis on low cost checking account services, appropriate pricing for transaction deposit accounts and fee collection practices for other deposit services contributed to the increased levels of income for both years. Increases during 1995 and 1994 were further influenced by the increase in both the number of accounts and balances outstanding in transaction deposit accounts.

  Trading account profits and commissions on bond sales and trading activities increased by $14.8 million, from a loss of $2.5 million in 1994 to a profit of $12.3 million in 1995. In 1994, trading account profits and commissions on bond sales and trading activities decreased from income of $11.4 million in 1993 to a loss of $2.5 million. This $13.9 million decrease was due in large part to an $8.4 million decline during the first two quarters of 1994 in the market value of speculative securities held in the Company's trading account, primarily inverse floaters. All inverse floaters held in the trading account were sold prior to the end of the second quarter of 1994.

  For 1995, trading account profits related specifically to derivative securities were approximately $800,000, consisting of $1.5 million of profits related to collateralized mortgage obligations held in the trading account offset by $700,000 of losses on non-CMO derivative securities, specifically options and interest rate swaps, caps, and floors. It should be noted that changes in the trading account profits and commissions in future years cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will or will not continue at their current levels. For a discussion of interest rate contracts held in the trading account and the composition of the trading account at December 31, 1995, see page 24.

  The $8.2 million loss on purchase of securities from common trust fund in 1994 resulted from the purchase of inverse floaters by the Company during the second quarter of 1994 from a common trust fund managed by the trust division of the Company's lead bank. Due to the increase in the general level of interest rates during the first six months of 1994, the common trust fund customers faced significant losses on inverse floaters held in the portfolio. In evaluating the suitability of these investments for the common trust fund subsequent to the decline in market value, the Company determined that it would be in the best interests of the Company, its lead bank, and its trust customers to purchase these securities at book value from the common trust fund. As a result of this decision, the Company purchased inverse floaters with a fair value of $27.0 million from the common trust fund at the fund's cost of $35.2 million with the difference between purchase price and fair value reflected in the Company's "Consolidated Statements of Income" as a separate component of noninterest income. At December 31, 1995, these securities were classified as held-to-maturity in the Company's investment securities portfolio at $26.1 million, which represents its cost of $27.0 million less subsequent principal payments received. No other "high risk" derivatives are held by the Company in its held-to-maturity and available-for-sale portfolios at December 31, 1994 or 1995, other than these inverse floaters held by the parent company.

  Credit card service charge and fee income increased eight percent in 1995 after increasing six percent in 1994. Increases in merchants' discounts and in the annual credit card fees accounted for the increase.

  Recurring items of other noninterest income increased $27.0 million in 1995 following a decrease of $10.0 million in 1994. The increase in 1995 resulted primarily from the lack of trading account losses experienced in 1994 along with increases in service charge income.

  Nonrecurring items of other noninterest income, excluding the loss on purchase of securities from common trust fund, totaled $3.6 million in 1995 and $4.6 million for 1994. Nonrecurring items of noninterest income include gains on sales of investment portfolio securities, gains on the sale of fixed assets and other real estate owned, and gains on loan settlements. Nonrecurring items represented three percent of overall noninterest income in 1995, five percent in 1994, and four percent in 1993. The net gains on sales of investment securities in 1995 were $2.6 million compared to $3.2 million in 1994. Gains on loan settlements at amounts in excess of the discounted carrying values relating to the Company's 1990 and 1991 acquisitions of certain failed banks in Texas accounted for 13 percent of the total nonrecurring income for 1995 compared to 16 percent in 1994 and 32 percent in 1993.

NONINTEREST EXPENSE

  Noninterest expense for 1995 increased eight percent following an increase of two percent in 1994. Total salaries, benefits and commissions increased 8 percent from 1994 with regular incentive bonuses increasing 23 percent and sales commission expense increasing 59 percent. Salaries alone increased eight percent during 1995 and five percent in 1994 due to normal increases relating to additions to staff and merit increases, while the increase in 1995 also reflected the impact of staff additions resulting from the Company's acquisition of First Heights in October, 1994. During 1995, other personnel expense, primarily employee benefits, increased less than one percent after decreasing six percent in 1994. The decrease in employee benefits during 1994 was due to decreased accruals related to the Company's projected contributions to the employee stock ownership plan partially offset by increased pension plan expense.

                              NONINTEREST EXPENSE

                               Year Ended December 31     Percent Change
                             -------------------------- -------------------
                               1995     1994     1993   1995/1994 1994/1993
                             -------- -------- -------- --------- ---------
                                   (in Thousands)
Salaries.................... $123,295 $113,679 $108,352     8.5%      4.9%
Commissions.................    3,989    2,501    3,812    59.5     (34.4)
Other personnel expense.....   21,100   20,939   22,295     0.8      (6.1)
Net occupancy expense.......   22,198   21,833   19,757     1.7      10.5
Equipment expense...........   20,334   20,341   18,393      --      10.6
Bank travel and entertain-
 ment.......................    7,150    6,787    6,601     5.3       2.8
Other real estate expenses..    1,060      771    3,302    37.5     (76.7)
Marketing...................    6,519    6,820    5,860    (4.4)     16.4
Professional services.......   23,129   16,558   17,414    39.7      (4.9)
Supplies....................    8,164    7,645    7,124     6.8       7.3
FDIC insurance..............    9,533   14,088   12,393   (32.3)     13.7
Other.......................   43,540   35,597   37,904    22.3      (6.1)
                             -------- -------- --------
  Total noninterest expense. $290,011 $267,559 $263,207     8.4       1.7
                             ======== ======== ========

  Net occupancy expense increased by 2 percent in 1995 following an 11 percent increase in 1994. These increases in occupancy expense were due principally to bank acquisitions, opening of new branches, and normal renovation of existing properties. Equipment expense remained unchanged in 1995 after increasing 11 percent in 1994 due to equipment replacements and upgrades necessary to support increased business growth.

  Other noninterest expense, as reflected in the "Consolidated Statements of Income", increased by 21 percent compared to a decrease of 5 percent in 1994. Professional service expenses increased 40 percent in 1995 as a result of increased acquisition activities and expenses incurred in connection with a proxy contest initiated by three directors of the Company during the first quarter of 1995. Bank travel and entertainment expenses increased five percent in 1995, primarily due to acquisition activity. The amount the Subsidiary Banks paid for federal deposit insurance decreased $4.6 million in 1995 after increasing $1.7 million in 1994. The decrease in 1995 was due to a substantial decrease in the statutory premium rates effective June 1, 1995, resulting in a $3.6 million refund of deposit insurance premiums received during the third quarter of the year and a substantial reduction in deposit insurance premiums during the last seven months of the year. The amount of FDIC insurance premiums paid by the Subsidiary Banks is a function of both the Subsidiary Banks' deposit base and the rate at which insurance premiums are assessed by the FDIC, which is based in part on the capital adequacy of each bank. Because each of the Subsidiary Banks meets the regulatory definition of "well capitalized", this expense reflects the lowest possible assessment rate charged by the FDIC. Due to the fact that in the future insurance assessment rates will be set as a function of the funding level of the BIF, it is not possible to estimate the amount of FDIC insurance expense that will be paid by the Company in future periods.

  During 1995, Congress considered various proposals for a one-time special assessment to be charged on all SAIF deposits to fully capitalize the SAIF at
1.25 percent of insured deposits. The proposed amount of the special assessment has been as high as $0.85 per $100 of SAIF deposits. Assuming that a special assessment were applied at the $0.85 rate based upon SAIF insured deposits at December 31, 1995, the Company would incur additional deposit insurance premium expense of approximately $8.4 million which would be charged against current period income. The timing and amount of such an assessment cannot be accurately predicted at this time.

INCOME TAXES

  Income tax expense increased $8.8 million, or 17 percent, to $61.3 million for the year ended December 31, 1995. The effective tax rate as a percentage of pretax income was 36 percent in 1995 and 34 percent in 1994 and 1993. The statutory federal rate was 35 percent during 1995, 1994, and 1993. For further information concerning the provision for income taxes, refer to Note 13, Income Taxes, of the "Notes to Consolidated Financial Statements".

OTHER ACCOUNTING ISSUES

  During 1995, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement No. 123, Accounting for Stock-Based
                                        --------------------------
Compensation, ("FAS123"). FAS123 encourages, but does not require, companies
------------
to account for stock compensation awards based on their fair value at the date of grant, with the resulting compensation cost reflected as expense in the statement of operations. FAS123 requires companies that choose not to reflect the compensation cost in the statement of operations to provide footnote disclosure of the pro forma effect of stock compensation awards on net income and earnings per share. FAS123 is effective for fiscal years beginning after December 15, 1995, with earlier adoption permitted. The Company chose not to adopt FAS123 prior to its effective date and will adopt FAS123 in the first quarter of 1996. Presently, the Company is unable to quantify the impact that adoption of FAS123 will have on the consolidated financial statements of the Company and whether it will choose to reflect stock compensation costs in its statement of earnings or provide pro forma disclosure of the impact of such costs.

  In 1995, the FASB issued Financial Accounting Statement No. 121, Accounting
                                                                   ----------
for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
-----------------------------------------------------------------------
Disposed Of ("FAS121"). FAS121 prescribes the accounting for the impairment of
-----------
long-lived assets, such as property, plant, and equipment; identifiable intangibles, including patents and trademarks; and goodwill related to those assets. FAS121 specifies when assets should be reviewed for impairment, how to determine whether an asset or group of assets is impaired, how to measure an impairment loss, and what financial statement disclosures are necessary. FAS121 is effective for fiscal years beginning after December 15, 1995, with earlier adoption permitted. The Company does not believe that the adoption of FAS121 will have a material impact on its financial position or its results of operations.

PENDING ACQUISITIONS

  For information on pending acquisitions, see the accompanying "Notes to Consolidated Financial Statements", Note 10, Mergers and Acquisitions.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................   43
Consolidated Balance Sheets as of December 31, 1995 and 1994..............   44
Consolidated Statements of Income for the years ended December 31, 1995,
 1994 and 1993............................................................   45
Consolidated Statements of Shareholders' Equity for the years ended Decem-
 ber 31, 1995, 1994 and 1993..............................................   46
Consolidated Statements of Cash Flows for the years ended December 31,
 1995, 1994 and 1993......................................................   47
Summary of Significant Accounting Policies -- December 31, 1995, 1994 and
 1993.....................................................................   48
Notes to Consolidated Financial Statements -- December 31, 1995, 1994 and
 1993.....................................................................   52
Quarterly Results (Unaudited).............................................   73

                         INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Compass Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Compass Bancshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in the Summary of Significant Accounting Policies in the consolidated financial statements, the Company changed its method of accounting for income taxes to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in 1993. Also, as discussed in the Summary
     ---------------------------
of Significant Accounting Policies, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity
                   -----------------------------------------------------
Securities at December 31, 1993.
----------

                                          KPMG Peat Marwick LLP

Birmingham, Alabama
January 17, 1996

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            December 31
                                                       -----------------------
                                                          1995         1994
                                                       -----------  ----------
                                                           (in Thousands)
ASSETS
Cash and due from banks............................... $   530,941  $  490,494
Interest bearing deposits with other banks............          99          99
Investment securities (market value of $736,670 and
 $1,813,671 for 1995 and 1994, respectively):
  Taxable.............................................     642,452   1,775,904
  Tax-exempt..........................................      80,187      89,314
                                                       -----------  ----------
    Total investment securities.......................     722,639   1,865,218
Investment securities available for sale (unrealized
 holding gain of $20,292 for 1995; unrealized holding
 loss of $15,972 for 1994)............................   2,017,783     711,680
Trading account securities............................     101,916      58,012
Federal funds sold and securities purchased under
 agreements to resell.................................     250,039      46,535
Loans.................................................   6,361,358   5,829,534
Less: Unearned income.................................        (311)     (1,226)
  Allowance for loan losses...........................    (108,337)   (108,337)
                                                       -----------  ----------
      Net loans.......................................   6,252,710   5,719,971
Premises and equipment, net...........................     214,010     206,477
Other assets..........................................     172,110     166,651
                                                       -----------  ----------
      TOTAL ASSETS.................................... $10,262,247  $9,265,137
                                                       ===========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing................................. $ 1,400,819  $1,405,377
  Interest bearing....................................   6,328,293   5,783,536
                                                       -----------  ----------
    Total deposits....................................   7,729,112   7,188,913
Federal funds purchased...............................     776,308     484,190
Securities sold under agreements to repurchase........     279,725     348,418
Other short-term borrowings...........................     115,728     104,598
Accrued expenses and other liabilities................      69,854      39,429
FHLB and other borrowings.............................     584,852     487,916
                                                       -----------  ----------
    Total liabilities.................................   9,555,579   8,653,464
Shareholders' equity:
  Common stock of $2 par value:
    Authorized--100,000,000 shares;
    Issued--38,152,426 shares in 1995 and 37,922,435
     shares in 1994...................................      76,305      75,845
  Loans to finance stock purchases....................      (5,636)     (5,914)
  Surplus.............................................      44,725      41,547
  Net unrealized holding gain (loss) on available-for-
   sale securities....................................      11,812     (11,686)
  Retained earnings...................................     579,462     511,881
                                                       -----------  ----------
    Total shareholders' equity........................     706,668     611,673
Commitments (Notes 6 and 7)
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...... $10,262,247  $9,265,137
                                                       ===========  ==========

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended December 31
                                        ---------------------------------------
                                            1995         1994          1993
                                        ------------ ------------  ------------
                                         (in Thousands Except Per Share Data)
INTEREST INCOME:
  Interest and fees on loans........... $    537,834 $    447,560  $    419,014
  Interest on investment securities:
    Taxable............................      123,175       75,001        61,622
    Tax-exempt.........................        4,871        5,709         8,345
                                        ------------ ------------  ------------
      Total interest on investment se-
       curities........................      128,046       80,710        69,967
  Interest on investment securities
   available for sale..................       52,440       41,320        32,968
  Interest on trading account securi-
   ties................................        5,057        9,943         9,777
  Interest on federal funds sold and
   securities purchased under agree-
   ments to resell.....................        3,545        5,883         2,920
  Interest on interest bearing deposits
   with other banks....................            8          508           889
                                        ------------ ------------  ------------
      TOTAL INTEREST INCOME............      726,930      585,924       535,535
INTEREST EXPENSE:
  Interest on deposits.................      284,177      195,087       163,663
  Interest on federal funds purchased
   and securities sold under agreements
   to repurchase.......................       44,623       25,846        19,205
  Interest on other short-term
   borrowings..........................       10,949       10,014         6,888
  Interest on FHLB and other
   borrowings..........................       37,526       18,209        11,633
                                        ------------ ------------  ------------
      TOTAL INTEREST EXPENSE...........      377,275      249,156       201,389
                                        ------------ ------------  ------------
      Net interest income..............      349,655      336,768       334,146
Provision for loan losses..............       10,235        3,404        35,856
                                        ------------ ------------  ------------
      NET INTEREST INCOME AFTER PROVI-
       SION FOR LOAN LOSSES............      339,420      333,364       298,290
NONINTEREST INCOME:
  Service charges on deposit accounts..       51,956       45,025        39,720
  Trust fees...........................       15,938       16,111        16,648
  Trading account profits (losses) and
   commissions.........................       12,269       (2,533)       11,351
  Investment securities gains, net.....        2,630        3,224         1,036
  Loss on purchase of securities from
   common trust fund...................           --       (8,222)           --
  Credit card service charges and fees.        7,816        7,208         6,785
  Other................................       31,503       27,075        30,125
                                        ------------ ------------  ------------
      TOTAL NONINTEREST INCOME.........      122,112       87,888       105,665
                                        ------------ ------------  ------------
NONINTEREST EXPENSE:
  Salaries, benefits and commissions...      148,384      137,119       134,459
  Net occupancy expense................       22,198       21,833        19,757
  Equipment expense....................       20,334       20,341        18,393
  FDIC insurance.......................        9,533       14,088        12,393
  Other................................       89,562       74,178        78,205
                                        ------------ ------------  ------------
      TOTAL NONINTEREST EXPENSE........      290,011      267,559       263,207
                                        ------------ ------------  ------------
      Net income before income tax ex-
       pense...........................      171,521      153,693       140,748
Income tax expense.....................       61,256       52,447        48,069
                                        ------------ ------------  ------------
      NET INCOME....................... $    110,265 $    101,246  $     92,679
                                        ============ ============  ============
Net income per common share............ $       2.88 $       2.65  $       2.39
Weighted average common shares out-
 standing..............................       38,340       38,147        38,137

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                    Net
                                                                                 Unrealized
                                                                                  Holding
                                                                                    Gain
                                           Loans to                              (Loss) on
                                            Finance                              Available-     Total
                         Preferred Common    Stock            Retained  Treasury  For-Sale  Shareholders'
                           Stock    Stock  Purchases Surplus  Earnings   Stock   Securities    Equity
                         --------- ------- --------- -------  --------  -------- ---------- -------------
                                                         (in Thousands)
Balance December 31,
 1992...................  $23,110  $75,619  $(3,119) $37,784  $384,875   $ --     $   --      $518,269
 Net income -- 1993.....      --       --       --              92,679     --         --        92,679
 Cash common dividends
  declared ($.76 per
  share)................      --       --       --       --    (27,502)    --         --       (27,502)
 Cash preferred
  dividends declared
  ($5.98 per share).....      --       --       --       --     (1,531)    --         --        (1,531)
 Cash dividends declared
  by pooled banks prior
  to acquisition........      --       --       --       --       (524)    --         --          (524)
 Exercise of stock
  options...............      --       135      --       583       --      --         --           718
 Purchase of treasury
  stock.................      --       --       --       --        --     (410)       --          (410)
 Treasury shares issued
  for options...........      --       --       --       --       (235)    410        --           175
 Loans to finance stock
  purchases.............      --       --    (3,457)     --        --      --         --        (3,457)
 Issuance of common
  stock.................      --       --       --     2,368       --      --         --         2,368
 Retirement of preferred
  stock ................  (23,110)     --       --       --     (2,855)    --         --       (25,965)
 Effect of adoption of
  FASB Statement No.
  115 -- Accounting for
  Certain Investments in
  Debt and Equity
  Securities............      --       --       --       --        --      --       6,767        6,767
                          -------  -------  -------  -------  --------   -----    -------     --------
Balance December 31,
 1993...................      --    75,754   (6,576)  40,735   444,907     --       6,767      561,587
 Net income -- 1994.....      --       --       --       --    101,246     --         --       101,246
 Cash common dividends
  declared ($.92 per
  share)................      --       --       --       --    (33,898)    --         --       (33,898)
 Cash dividends declared
  by pooled banks prior
  to acquisition........      --       --       --       --       (366)    --         --          (366)
 Exercise of stock
  options...............      --        91      --       489       --      --         --           580
 Tax benefit of stock
  options exercised.....      --       --       --        27       --      --         --            27
 Purchase of treasury
  stock.................      --       --       --       --        --      (14)       --           (14)
 Treasury shares issued
  for options...........      --       --       --       --         (8)     14        --             6
 Loans to finance stock
  purchases, net of
  repayments............      --       --       662      --        --      --         --           662
 Issuance of common
  stock.................      --       --       --       296       --      --         --           296
 Change in unrealized
  gain/loss on
  securities available
  for sale..............      --       --       --       --        --      --     (18,453)     (18,453)
                          -------  -------  -------  -------  --------   -----    -------     --------
Balance December 31,
 1994...................      --    75,845   (5,914)  41,547   511,881     --     (11,686)     611,673
 NET INCOME -- 1995.....      --       --       --       --    110,265     --         --       110,265
 CASH COMMON DIVIDENDS
  DECLARED ($1.12 PER
  SHARE)................      --       --       --       --    (42,684)    --         --       (42,684)
 EXERCISE OF STOCK
  OPTIONS...............      --       459      --     2,569       --      --         --         3,028
 TAX BENEFIT OF STOCK
  OPTIONS EXERCISED.....      --       --       --       610       --      --         --           610
 LOANS TO FINANCE STOCK
  PURCHASES, NET OF
  REPAYMENTS............      --       --       278      --        --      --         --           278
 ISSUANCE OF COMMON
  STOCK.................      --         1      --        (1)      --      --         --           --
 CHANGE IN UNREALIZED
  GAIN/LOSS ON
  SECURITIES AVAILABLE
  FOR SALE..............      --       --       --       --        --      --      23,498       23,498
                          -------  -------  -------  -------  --------   -----    -------     --------
BALANCE DECEMBER 31,
 1995...................  $   --   $76,305  $(5,636) $44,725  $579,462   $ --     $11,812     $706,668
                          =======  =======  =======  =======  ========   =====    =======     ========

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31
                                              ---------------------------------
                                                 1995        1994       1993
                                              ----------  ----------  ---------
                                                      (in Thousands)
OPERATING ACTIVITIES:
 Net income.................................  $  110,265  $  101,246  $  92,679
 Adjustments to reconcile net income to cash
  provided (used) by operations:
 Depreciation and amortization..............      30,721      29,011     26,974
 Accretion of discount and loan fees........     (16,522)    (12,524)    (9,081)
 Provision for loan losses..................      10,235       3,404     35,856
 Net change in trading account securities...     (43,904)    203,466   (133,445)
 Net change in mortgage loans available for
  sale......................................       2,462       2,272    (17,346)
 Deferred tax expense (benefit).............       2,637       1,698     (7,208)
 Net gain on sale of investment securities..      (2,630)     (3,224)    (1,036)
 Loss on purchase of securities from common
  trust fund................................         --        8,222        --
 Net (gain) loss on sale of premises and
  equipment.................................         175        (164)       (37)
 Net gain on sale of other real estate
  owned.....................................        (280)        (75)      (980)
 Provision for losses on other real estate
  owned, net of recoveries..................         378        (203)     1,602
 (Increase) decrease in interest receivable.      (1,682)    (19,635)     8,214
 (Increase) decrease in other assets........      (7,512)      4,225      1,916
 Increase (decrease) in interest payable....      17,711       8,549     (3,814)
 Increase (decrease) in taxes payable.......        (267)      1,985        103
 Increase (decrease) in other payables......      (3,744)     (4,664)     5,109
                                              ----------  ----------  ---------
  Net cash provided (used) by operating ac-
   tivities.................................      98,043     323,589       (494)
INVESTING ACTIVITIES:
 Proceeds from sales of investment securi-
  ties......................................         --          698     48,846
 Proceeds from maturities/calls of invest-
  ment securities...........................     361,091     302,203    451,602
 Purchases of investment securities.........      (4,302) (1,315,882)   (58,826)
 Proceeds from sales of investment securi-
  ties available for sale...................     685,708     239,767     57,347
 Proceeds from maturities/calls of invest-
  ment securities available for sale........     150,062     110,752    251,826
 Purchases of investment securities avail-
  able for sale.............................  (1,311,595)   (655,364)  (284,748)
 Net (increase) decrease in federal funds
  sold and securities purchased under agree-
  ments to resell...........................    (203,504)    250,779    (76,611)
 Net increase in loan portfolio.............    (545,908)   (449,947)  (390,344)
 Net cash received (paid) in acquisitions of
  banks.....................................         --      811,649    (16,942)
 Purchases of premises and equipment........     (25,967)    (27,795)   (40,125)
 Proceeds from sales of premises and equip-
  ment......................................         757       1,167      2,143
 Net decrease in interest bearing deposits
  with other banks..........................         --       10,376      1,001
 Proceeds from sales of other real estate
  owned.....................................       3,842       6,843     16,253
                                              ----------  ----------  ---------
  Net cash used by investing activities.....    (889,816)   (714,754)   (38,578)
FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW ac-
  counts and savings accounts...............     341,118     101,825     62,514
 Net increase (decrease) in time deposits...     199,081     222,942     (4,107)
 Net increase (decrease) in federal funds
  purchased.................................     292,118      65,386   (130,901)
 Net increase (decrease) in securities sold
  under agreements to repurchase............     (68,693)    139,679    (25,931)
 Net increase (decrease) in short-term
  borrowings................................      11,130     (66,484)    38,681
 Proceeds from FHLB advances and other
  borrowings................................     175,000     159,619    126,126
 Repayment of FHLB advances and other
  borrowings................................     (78,156)       (179)    (7,428)
 Purchase of treasury shares................         --          (14)      (410)
 Common dividends paid......................     (42,684)    (33,898)   (27,502)
 Preferred dividends paid...................         --          --      (1,531)
 Common dividends paid by pooled banks prior
  to acquisition............................         --         (366)      (524)
 Redemption of preferred stock..............         --          --     (25,965)
 Repayment of loans to finance stock pur-
  chases....................................       2,343         747        --
 Proceeds from issuance of common stock.....         --          296      2,368
 Proceeds from exercise of stock options....         963         586        552
                                              ----------  ----------  ---------
  Net cash provided by financing activities.     832,220     590,139      5,942
                                              ----------  ----------  ---------
Net increase (decrease) in cash and due from
 banks......................................      40,447     198,974    (33,130)
Cash and due from banks at beginning of the
 year.......................................     490,494     291,520    324,650
                                              ----------  ----------  ---------
Cash and due from banks at end of the year..  $  530,941  $  490,494  $ 291,520
                                              ==========  ==========  =========

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       DECEMBER 31, 1995, 1994 AND 1993

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

  Prior years' financial statements have been restated to reflect acquisitions consummated during 1995 accounted for using the pooling-of-interests method of accounting. Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition. Certain items in prior years' financial statements have been reclassified to conform with the current financial statement presentations.

BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of the Company and its subsidiaries, Compass Bancorporation of Texas (and its wholly-owned subsidiaries), Compass Bank (and its wholly-owned subsidiaries), Central Bank of the South, Compass Bank-Florida, Compass Banks of Texas, Inc. (and its wholly-owned subsidiaries) (collectively, the "Subsidiary Banks"), Compass Land Holding Corporation and Compass Underwriters, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

  The Company operates 185 branches in 89 cities in Alabama, Texas, and Florida. The Company's branches in Alabama are located throughout the state while its Florida branches are concentrated in the Jacksonville area and in the Florida panhandle. In Texas, the Company's branches are located in the state's three largest metropolitan areas of Houston, Dallas, and San Antonio. The Company's primary source of income is interest income on loans made to individuals, small businesses, and large corporations.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, the most significant of which relates to the allowance for loan losses. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

  The Subsidiary Banks are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which relate to lending, collections, servicing, investment, trust and other activities by such subsidiaries seek substantial sums as damages. Among the actions which are pending against the Subsidiary Banks are actions filed as class actions in the State of Alabama. The actions are similar to others that have been brought in recent years in Alabama against financial institutions in that they seek punitive damages in transactions involving relatively small amounts of actual damages. In recent years, juries in certain Alabama state courts have rendered large punitive damage awards in such cases.

  It may take a number of years to finally resolve some of these pending legal proceedings due to their complexity and other reasons. It is not possible to determine with any certainty at this time the potential exposure from the proceedings. However, based upon the advice of legal counsel, management is of the opinion that the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

  During 1995, Congress considered various proposals for a one-time special assessment to be charged on all SAIF deposits to fully capitalize the SAIF at
1.25 percent of insured deposits. The proposed amount of the

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993
special assessment has been as high as $0.85 per $100 of SAIF deposits. Assuming that a special assessment were applied at the $0.85 rate based upon SAIF insured deposits at December 31, 1995, the Company would incur additional deposit insurance premium expense of approximately $8.4 million which would be charged against current period income. The timing and amount of such an assessment cannot be accurately predicted at this time.

SECURITIES

  Securities are held in three portfolios: (i) trading account securities,
(ii) held-to-maturity securities, and (iii) securities available for sale. Trading account securities are stated at market value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and ability to hold such securities until maturity. On December 31, 1993, the Company adopted Financial Accounting Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities
     ----------------------------------------------------------------
("FAS115") which requires that investment securities available for sale be reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of stockholders' equity. The adoption of FAS115 did not affect the Company's methodology for determining the carrying value of its trading account securities or its investment securities held to maturity. During all periods prior to the date of adoption, the Company reported securities available for sale at the lower of cost or market with any valuation adjustment reflected in earnings as required by generally accepted accounting principles at that time. Additionally, FAS115 specifies accounting principles in regard to transfers among the three portfolios and the conditions that would permit such transfers. Investment securities available for sale are classified as such due to the fact that management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. Increases and decreases in the net unrealized gain/loss on the portfolio of securities available for sale are reflected as adjustments to the carrying value of the portfolio and, for the tax-effected amounts, as adjustments to the separate component of shareholders' equity.

  Interest earned on investment securities held to maturity, investment securities available for sale, and trading account securities is included in interest income. Net gains and losses on the sale of investment securities held to maturity and investment securities available for sale, computed principally on the specific identification method, are shown separately in noninterest income in the "Consolidated Statements of Income".

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

  Gains or losses on futures contracts used in the securities trading portfolio, as well as gains or losses on short-sale transactions, are recognized currently by the mark-to-market method of accounting and are recorded in the noninterest income section of the "Consolidated Statements of Income". Income received as an intermediary for customers under interest rate contracts is amortized over the life of the respective contract and recorded in trading account profits (losses) and commissions.

LOANS

  All loans are stated at principal outstanding. Interest income on installment loans is recognized primarily on the level yield method. Interest income on other loans is credited to income based primarily on the principal outstanding at appropriate rates of interest.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

  It is the general policy of the Subsidiary Banks to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless the loan is well collateralized and in the process of collection. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. Credit cards and the related accrued interest is charged off when the receivable is more than 150 days past due. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

  Effective January 1, 1995, the Company adopted Financial Accounting Statement No. 114, Accounting by Creditors for Impairment of a Loan, as
                   ------------------------------------------------
amended by Financial Accounting Statement No. 118, Accounting by Creditors for
                                                   ---------------------------
Impairment of a Loan -- Income Recognition and Disclosures, ("FAS114"). FAS114
----------------------------------------------------------
requires loans to be measured for impairment using one of three methods when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for loan losses as an adjustment to the allowance for loan losses. FAS114 applies to all loans, whether collateralized or uncollateralized, except for large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities. In addition, it applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. However, such loans restructured prior to the effective date of FAS114 that are performing in accordance with their restructured terms are accounted for in accordance with Financial Accounting Statement No. 15, Accounting by Debtors and Creditors for
                                       ---------------------------------------
Troubled Debt Restructurings. In evaluating impairment, the Company identified
----------------------------
residential mortgages, credit card receivables, and consumer installment loans, primarily direct and indirect automobile loans, as smaller balance homogeneous loans that are excluded from the scope of FAS114.

  Generally, the Company evaluates a loan for impairment in accordance with FAS114 when a portion of the loan is internally risk rated as substandard or doubtful. All nonaccrual loans not meeting the definition of smaller balance homogeneous loans are considered impaired. As required by FAS114, the Company generally measures impairment based upon the present value of the loan's expected future cash flows, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value of the collateral. In addition, in certain rare circumstances, impairment may be based on the loan's observable market value. Impairment with regard to substantially all of the Company's impaired loans has been measured based on the fair value of the underlying collateral.

  The Company's policy for recognizing interest income on impaired loans is the same as the policy applied to nonaccrual loans prior to the adoption of FAS114. Adopting FAS114 did not affect the Company's charge-off policy. It is generally the Company's policy to charge off a portion of a loan if the recoverability of principal is in doubt. The adoption of FAS114 did not have a material effect on the Company's financial position or results of operations.

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

OTHER REAL ESTATE

  For real estate acquired through foreclosure and in-substance foreclosed assets, a new cost basis is established at fair value at the time of foreclosure. Subsequent to foreclosure, foreclosed assets are carried at the lower of fair value less estimated costs to sell or cost, with the difference recorded as a valuation allowance, on an individual asset basis. Subsequent decreases in fair value and increases in fair value, up to the value established at foreclosure, are recognized as charges or credits to expense. Other real estate, net of allowance for losses, is reported in other assets in the "Consolidated Balance Sheets".

LOAN FEES

  The Company accounts for loan fees and origination costs in accordance with Financial Accounting Statement No. 91, Accounting for Nonrefundable Fees and
                                       -------------------------------------
Costs Associated with Originating or Acquiring Loans and Direct Costs of
------------------------------------------------------------------------
Leases ("FAS91"). The basic requirement of FAS91 calls for the Company to
------
treat loan fees, net of direct costs, as an adjustment to the yield of the related loan over the term of the loan.

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

INCOME TAXES

  The Company and its subsidiaries provide for income taxes using the asset and liability method of accounting for income taxes in accordance with Financial Accounting Statement No. 109, Accounting for Income Taxes
                                        ---------------------------
("FAS109"). Under the asset and liability method of FAS109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1994 AND 1993

(1) CASH AND DUE FROM BANKS

  The Subsidiary Banks are required to maintain cash balances with the Federal Reserve. The average amounts of those balances for the years ended December 31, 1995 and 1994 were approximately $83.4 million and $86.5 million, respectively.

(2) CASH FLOWS

  The Company paid approximately $359.6 million, $240.6 million and $205.2 million in interest on deposits and other liabilities during 1995, 1994 and 1993, respectively.

                                                          December 31
                                                 -----------------------------
                                                   1995      1994      1993
                                                 -------- ---------- ---------
                                                        (in Thousands)
SCHEDULE OF NONCASH INVESTING AND FINANCING AC-
 TIVITIES:
  Transfers of loans to other real estate owned. $  7,522 $    3,427 $   8,112
  Loans to facilitate the sale of other real es-
   tate owned...................................    1,756     11,375     8,692
  Transfer of securities to investment securi-
   ties available for sale......................  827,543         --    92,282
  Transfer of securities available for sale to
   held-to-maturity securities..................   33,257    224,971        --
  Tax benefit realized upon exercise of stock
   options......................................      610         27        --
  Loans to finance stock purchases..............    2,065         85     3,457
  Acquisition of banks:
    Liabilities assumed.........................          $1,139,538 $ 146,723
    Fair value of assets acquired...............             327,889   165,313
                                                          ---------- ---------
      Net cash received (paid)..................          $  811,649 $ (18,590)
                                                          ========== =========

(3) INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE

  The adjusted cost and approximate market value of investment securities and investment securities available for sale at December 31, 1995 and 1994 were as follows:

                                              1995                1994
                                        ----------------- ---------------------
                                        CARRYING  MARKET   Carrying    Market
                                         AMOUNT   VALUE     Amount     Value
                                        -------- -------- ---------- ----------
                                                    (in Thousands)
Investment securities:
  Debt securities:
    U.S. Treasury and other U.S. Gov-
     ernment agencies and corporations. $    525 $    535 $  114,169 $  112,568
    Mortgage-backed pass-through secu-
     rities............................  335,591  345,301    466,733    460,171
    CMOs and other mortgage derivative
     products..........................  247,399  248,254  1,040,860    999,465
    States and political subdivisions..   70,710   74,195     78,472     77,881
    Corporate..........................   67,179   67,123    162,306    160,662
    Foreign............................      770      767        770        770
    Other..............................      465      495        424        445
  Equity securities....................       --       --      1,484      1,709
                                        -------- -------- ---------- ----------
      Total............................ $722,639 $736,670 $1,865,218 $1,813,671
                                        ======== ======== ========== ==========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

                                               1995                 1994
                                       --------------------- ------------------
                                         MARKET   AMORTIZED   Market  Amortized
                                         VALUE       COST     Value     Cost
                                       ---------- ---------- -------- ---------
                                                    (in Thousands)
Investment securities available for
 sale:
  Debt securities:
    U.S. Treasury and other U.S. Gov-
     ernment agencies and corpora-
     tions............................ $  432,492 $  426,926 $638,429 $654,115
    Mortgage-backed pass-through secu-
     rities...........................    228,987    230,305    6,479    6,769
    CMOs and other mortgage derivative
     products.........................  1,183,938  1,169,978   19,200   19,196
    Corporate.........................    132,627    130,543    8,600    8,600
    Other.............................      5,063      5,063    5,687    5,687
  Equity securities...................     34,676     34,676   33,285   33,285
                                       ---------- ---------- -------- --------
      Total........................... $2,017,783 $1,997,491 $711,680 $727,652
                                       ========== ========== ======== ========

  Securities with principal amounts of approximately $1,071.1 million and $890.7 million at December 31, 1995 and 1994, respectively, were pledged to secure public deposits and for other purposes as required by law. Unrealized gains and unrealized losses on investment securities held to maturity for 1995 were $17.6 million and $3.6 million, respectively. For investment securities available for sale, unrealized gains and unrealized losses at year-end 1995 were $24.0 million and $3.7 million, respectively. The unrealized gains and unrealized losses on investment securities and investment securities available for sale related to the various categories as of December 31, 1995 and 1994, are detailed in the following table:

                                             1995                  1994
                                     --------------------- ---------------------
                                     UNREALIZED UNREALIZED Unrealized Unrealized
                                       GAINS      LOSSES     Gains      Losses
                                     ---------- ---------- ---------- ----------
                                                   (in Thousands)
Investment securities:
  Debt securities:
    U.S. Treasury and other U.S.
     Government agencies and corpo-
     rations.......................   $    10     $   --     $1,271    $ 2,872
    Mortgage-backed pass-through
     securities....................     9,857        147      3,133      9,695
    CMOs and other mortgage deriva-
     tive products.................     3,900      3,045        433     41,828
    States and political subdivi-
     sions.........................     3,504         19        899      1,490
    Corporate......................       316        372        637      2,281
    Foreign........................        --          3         --         --
    Other..........................        30         --         21         --
  Equity securities................        --         --        225         --
                                      -------     ------     ------    -------
      Total........................   $17,617     $3,586     $6,619    $58,166
                                      =======     ======     ======    =======
Investment securities available for
 sale:
  Debt securities:
    U.S. Treasury and other U.S.
     Government agencies and corpo-
     rations.......................   $ 5,690     $  124     $  224    $15,910
    Mortgage-backed pass-through
     securities....................     1,295      2,613         --        290
    CMOs and other mortgage deriva-
     tive products.................    14,925        965          4         --
    Corporate......................     2,084         --         --         --
    Other..........................        --         --         --         --
  Equity securities................        --         --         --         --
                                      -------     ------     ------    -------
      Total........................   $23,994     $3,702     $  228    $16,200
                                      =======     ======     ======    =======

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

  The maturity of the securities portfolio is presented in the tables below. No maturity breakdown is presented for mortgage-backed pass-through securities and collateralized mortgage obligations ("CMOs") because of the unpredictability as to the timing and amount of principal repayments on these securities.

                                                                   1995
                                                           ---------------------
                                                            CARRYING    MARKET
                                                             AMOUNT     VALUE
                                                           ---------- ----------
                                                              (IN THOUSANDS)
Investment securities:
  Maturing within one year................................ $   39,297 $   39,425
  Maturing after one but within five years................     39,301     39,579
  Maturing after five but within ten years................     29,408     30,827
  Maturing after ten years................................     31,643     33,284
                                                           ---------- ----------
                                                              139,649    143,115
  Mortgage-backed pass-through securities and CMOs........    582,990    593,555
                                                           ---------- ----------
    Total................................................. $  722,639 $  736,670
                                                           ========== ==========
                                                             MARKET   AMORTIZED
                                                             VALUE       COST
                                                           ---------- ----------
                                                              (IN THOUSANDS)
Investment securities available for sale:
  Maturing within one year................................ $  184,465 $  184,307
  Maturing after one but within five years................    409,176    403,224
  Maturing after five but within ten years................      8,101      6,561
  Maturing after ten years................................      3,116      3,116
                                                           ---------- ----------
                                                              604,858    597,208
  Mortgage-backed pass-through securities and CMOs........  1,412,925  1,400,283
                                                           ---------- ----------
    Total................................................. $2,017,783 $1,997,491
                                                           ========== ==========

  There were no sales of held-to-maturity securities in 1995. Proceeds from sales of investment securities classified as held-to-maturity were $700,000 in 1994 and $48.8 million in 1993, with gross gains of $300,000 realized on such sales in 1993 and no gross losses realized during the last three years. During 1995, gross gains of $1.2 million were realized on $32.2 million of mortgage-backed pass-through securities in the held-to-maturity portfolio, which were classified as maturities in accordance with FAS115. Proceeds from sales of available-for-sale investment securities were $685.7 million in 1995, $239.8 million in 1994, and $57.3 million in 1993. Gross gains of $2.6 million in 1995, $3.2 million in 1994 and $700,000 in 1993, and gross losses of $1.2 million in 1995 and $40,000 in 1994, were realized on such sales.

  On December 31, 1995, the Company adopted the Financial Accounting Standards Board's Special Report, A Guide to Implementation of Statement 115 on
                        ---------------------------------------------
Accounting for Certain Investments in Debt and Equity Securities ("Special
----------------------------------------------------------------
Report"). The Special Report allowed a company the one-time opportunity to reassess the appropriateness of its investment securities classifications and to transfer securities from the held-to-maturity portfolio to the available-for-sale portfolio without calling into question the company's intent to hold other debt securities to maturity. Upon adoption, the Company transferred held-to-maturity investment securities totaling $827.5 million to its available-for-sale portfolio, and $33.3 million of available-for-sale securities to its held-to-maturity portfolio. Generally, individual holdings with greater than $10 million par were transferred to the available-for-sale portfolio in order to increase liquidity and portfolio management capabilities, with smaller positions transferred to the held-to-maturity portfolio.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

  During 1994, $225.0 million of available-for-sale securities were transferred to the held-to-maturity portfolio. With the adoption of FAS115 on December 31, 1993, the Company transferred an additional $63.6 million of investment securities to its available-for-sale portfolio. The transfer primarily involved fixed-rate CMOs that could have been required, based on the wording of a regulatory policy in place at the time, to be transferred to the available-for-sale portfolio in the future if sufficiently reduced prepayment speeds were experienced on the underlying mortgages. During 1994, the regulators clarified the policy language and intent, which enabled CMOs to be carried in the held-to-maturity portfolio under FAS115. No securities were transferred to the trading portfolio during either 1995 or 1994.

(4) LOANS AND ALLOWANCES FOR LOAN LOSSES AND LOSSES ON OTHER REAL ESTATE

  At December 31, 1995 and 1994, the composition of the loan portfolio was as follows:

                                                             1995       1994
                                                          ---------- ----------
                                                             (in Thousands)
Commercial, financial and agricultural................... $1,315,746 $1,187,594
Real estate -- construction..............................    426,207    378,121
Real estate -- mortgage..................................  3,303,089  3,052,798
Consumer installment.....................................  1,316,316  1,211,021
                                                          ---------- ----------
                                                          $6,361,358 $5,829,534
                                                          ========== ==========

  During 1995 and 1994, certain executive officers and directors of the Company and its principal subsidiary, Compass Bank, including their immediate families and companies with which they are associated, were loan customers of the Subsidiary Banks. Total loans outstanding to these persons at December 31, 1995 and 1994, amounted to $28.1 million and $75.8 million, respectively. The change from December 31, 1994, to December 31, 1995, reflects payments amounting to $56.5 million, advances of $8.6 million and other additions of $200,000. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

  The Company does not have a concentration of loans to any one industry.

  A summary of the transactions in the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993 follows:

                                                     1995      1994      1993
                                                   --------  --------  --------
                                                         (in Thousands)
Balance at beginning of year...................... $108,337  $111,744  $ 85,434
Add:Provision charged to income...................   10,235     3,404    35,856
   Additions due to acquisitions..................       --     1,248     1,323
Deduct:Loans charged off..........................   16,892    15,590    19,629
   Loan recoveries................................   (6,657)   (7,531)   (8,760)
                                                   --------  --------  --------
      Net charge-offs.............................   10,235     8,059    10,869
                                                   --------  --------  --------
Balance at end of year............................ $108,337  $108,337  $111,744
                                                   ========  ========  ========

  At December 31, 1995, the Company's recorded investment in loans considered to be impaired under FAS114 was $38.9 million, of which $3.4 million were on nonaccrual status. Included in this amount is $38.7 million of impaired loans for which the related allowance is $11.3 million and $200,000 of loans for which there is no related allowance. The average recorded investment in impaired loans during the year ended December 31, 1995, was approximately $42.7 million. For the year ended December 31, 1995, the Company recognized interest income on impaired loans of approximately $3.3 million during the period those loans were considered impaired.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

  Details of nonaccrual loans at December 31, 1995 and 1994 appear below:

                                                                  1995    1994
                                                                 ------- -------
                                                                 (in Thousands)
Principal balance............................................... $11,808 $11,283
Interest that would have been recorded under original terms.....   1,374   1,358
Interest actually recorded......................................     620     494

  Details of loans with terms modified in troubled debt restructurings at December 31, 1995 and 1994 appear below:

                                                                  1995    1994
                                                                 ------- -------
                                                                 (in Thousands)
Principal balance............................................... $ 1,070 $ 1,428
Interest that would have been recorded under original terms.....     116     111
Interest actually recorded......................................     104      88


  A summary of the transactions in the allowance for losses on other real estate for the years ended December 31, 1995, 1994 and 1993, follows:

                                                       1995     1994     1993
                                                      -------  -------  -------
                                                          (in Thousands)
Balance at beginning of year......................... $ 1,700  $ 3,129  $ 5,093
Provision charged to income..........................     378      381    1,602
Charge-offs..........................................    (536)  (1,226)  (3,566)
Recoveries...........................................      --     (584)      --
                                                      -------  -------  -------
Balance at end of year............................... $ 1,542  $ 1,700  $ 3,129
                                                      =======  =======  =======

  Other real estate, net of the allowance for losses, totaled $9.2 million at December 31, 1995, and $7.0 million at December 31, 1994, and is reported in other assets in the "Consolidated Balance Sheets".

(5) FHLB AND OTHER BORROWINGS

  At December 31, 1995, the Company had 7 percent subordinated debentures of $75 million maturing in 2003 and 8.375 percent subordinated debentures of $50 million maturing in 2004, with interest paid semi-annually on both debentures. At December 31, 1995, the net carrying amount of these debentures was $124.3 million.

  The Company had a mortgage amounting to $4.6 million as of December 31, 1995, secured by the River Oaks Bank Building in Houston, Texas. The 8.875 percent mortgage has monthly principal and interest payments of approximately $50,000 and matures December 31, 2008.

  At December 31, 1995, the Company also had $456 million in outstanding advances from the Federal Home Loan Bank of which $48 million matures in 1996, $208 million matures in 1997, $100 million matures in 1998 and $100 million matures in 2000. Of the amount maturing in 1997, $50 million carries an interest rate of 7.87 percent and $60 million carries an interest rate of
7.755 percent. The interest rate on the remaining advances resets quarterly based on the 3-month LIBOR rate and interest payments are due quarterly. The advances are secured by first mortgages of $680 million carried on the books of Compass Bank.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

(6) DERIVATIVE FINANCIAL INSTRUMENTS

  The Company is a party to derivative financial instruments in the normal course of business for trading purposes and for other than trading purposes to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative financial instruments as of December 31:

                                                1995                1994
                                         ------------------- -------------------
                                                    OTHER               Other
                                                     THAN                Than
                                         TRADING   TRADING   Trading   Trading
                                         -------- ---------- -------- ----------
                                                     (in Thousands)
Commitments to extend credit...........  $     -- $2,180,504 $     -- $2,091,549
Standby and commercial letters of cred-
 it....................................        --     40,907       --     44,871
Forward and futures contracts..........   485,975         --  161,405         --
Interest rate swap agreements..........    43,890    716,668   71,896    446,000
Floors and caps written................   291,900         --  283,900    400,000
Floors and caps purchased..............   317,500    910,000  262,500  1,050,000
Other options written..................        --         --    2,000         --
Other options purchased................        --         --  182,000         --

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

  The Company enters into a variety of interest rate contracts, including interest rate caps and floors, interest rate options and interest rate swap agreements, in its trading activities. Interest rate caps and floors written by the Company enable customers to transfer, modify or reduce their interest rate risk. Interest rate options are contracts that allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller, or writer, of the option. As a writer of options, the Company receives a premium at the outset and then bears the risk of the unfavorable change in the price of the financial instrument underlying the option.

  Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. Notional principal amounts often are used to express the volume of these transactions; however, the amounts potentially subject to credit risk are much smaller.

  The primary purposes for using interest rate contracts in the trading account are to facilitate customer transactions and to help protect cash market positions in the trading account against interest rate movement.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

Changes in the estimated fair value of contracts in the trading account are recorded in other noninterest income as trading profits and commissions. Net interest amounts received or paid on interest rate contracts in the trading account are recorded as an adjustment of interest on trading account securities.

  In addition to the ongoing monitoring of interest-sensitive assets and liabilities, the Company enters into various interest rate contracts not held in the trading account to help manage the Company's interest sensitivity. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with interest rate swaps, caps and floors and gains or losses in futures contracts classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized.

  The following table details various information regarding swaps, caps and floors used for other than trading purposes as of December 31, 1995:

                                                                                  Weighted
                                                          Weighted      Weighted   Average
                                                        Average Rate*   Average   Repricing
                          Notional  Carrying Estimated  -------------   Years to  Frequency
                           Amount    Value   Fair Value Received Paid  Expiration  (Days)
                         ---------- -------- ---------- -------- ----  ---------- ---------
                                 (in Thousands)
Non-trading interest rate
 contracts:
 Swaps:
  Pay fixed versus 3-
   month LIBOR.......... $  308,000  $  (68)  $ (3,993)   5.89%  6.19%    2.06        90
  Receive fixed versus
   3-month LIBOR........     20,000      (9)       (96)   4.74   5.81     0.96        90
  Basis swaps+..........    388,668   1,283     (1,728)   6.37   6.43     4.75        90
 Caps purchased.........    260,000   1,261        165     --       *     1.57        90
 Floors purchased.......    650,000      95      2,428    0.11      *     1.46        76
                         ----------  ------   --------
                         $1,626,668  $2,562   $ (3,224)
                         ==========  ======   ========

--------
+ On $200 million notional, the Company receives interest based on the federal funds rate and pays interest based on 3-month LIBOR. For the remainder, the Company receives interest based on 3-month LIBOR plus 84 basis points and pays interest based on the 1-year Constant Maturity Treasury plus 150 basis points.
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1995. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.

  At December 31, 1995, swaps, caps and floors acquired for other than trading purposes were associated with the following asset or liability categories:

                                       Notional Principal Associated With
                                 ----------------------------------------------
                        Total
                       Notional                           FHLB    Federal Funds
                      Principal   Loans   Investments++ Advances   Purchased++
                      ---------- -------- ------------- --------- -------------
                                           (in Thousands)
Swaps:
  Pay fixed.......... $  308,000 $  8,000   $    --     $ 200,000   $100,000
  Receive fixed......     20,000   20,000        --           --         --
  Basis swaps++......    388,668      --     188,668          --     200,000
Caps.................    260,000  260,000        --           --         --
Floors...............    650,000  650,000        --           --         --
                      ---------- --------   --------    ---------   --------
                      $1,626,668 $938,000   $188,668    $ 200,000   $300,000
                      ========== ========   ========    =========   ========

--------
++ Based on the nature of basis swaps, the levels of interest rate protection provided by such contracts are substantially lower than indicated by their notional principal amounts. Accordingly, the level of notional principal shown cannot be directly compared to the related account balances.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

  The following table summarizes interest rate contracts held in the trading account at December 31, 1995:

                                                                                 Weighted
                                                         Weighted      Weighted   Average
                                                       Average Rate*   Average   Repricing
                         Notional Carrying  Estimated  -------------   Years to  Frequency
                          Amount  Value++   Fair Value Received Paid  Expiration  (Days)
                         -------- --------  ---------- -------- ----  ---------- ---------
                                (in Thousands)
Trading interest rate
 contracts:
 Swaps:
  Pay fixed versus 3-
   month LIBOR.......... $ 20,000 $   216    $   216     6.02%  4.38%    0.34        90
  Receive fixed versus:
   3-month LIBOR........   23,000      78         78     6.10   5.92     1.07        90
   Prime................      890     (15)       (15)    6.80   8.57     2.71         1
 Caps:
  Purchased............    87,500     107        107     0.36      *     0.83        76
  Written..............   124,400    (189)      (189)       *    --      1.48        78
 Floors:
  Purchased............   230,000   2,774      2,774     0.39      *     2.13        86
  Written..............   167,500  (1,970)    (1,970)       *   0.30     2.23        57
                         -------- -------    -------
    Total............... $653,290 $ 1,001    $ 1,001
                         ======== =======    =======

--------
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1995. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.
++ Positive carrying values represent assets of the Company while negative amounts represent liabilities.

  In addition to the interest rate contracts shown above, the Company also uses other options and futures in the trading account. At December 31, 1995, the trading account did not contain any other options, but did contain futures contracts having a notional principal of $467 million. Such futures contracts were used to help reduce the price sensitivity of the trading account.

  For derivative financial instruments held or issued for trading purposes, the fair values as of December 31, 1995 and 1994, and the average fair value during those years, were as follows:

                                             1995                  1994
                                     --------------------- ---------------------
                                     PERIOD-END  AVERAGE   Period-End  Average
                                     FAIR VALUE FAIR VALUE Fair Value Fair Value
                                     ---------- ---------- ---------- ----------
                                        (IN THOUSANDS)        (in Thousands)
Swaps...............................   $  279     $  708    $ 1,511    $ 2,384
Floors and caps:
 Assets.............................    2,881      2,233      1,178      2,227
 Liabilities........................   (2,159)    (1,824)    (1,527)    (1,548)
Other options:
 Assets.............................      --         158         78        129
 Liabilities........................      --        (193)       (15)       (35)

  The net trading profits (losses) for derivative financial instruments during 1995 were $150,000 for forwards and futures; $(1.2) million for swaps; $288,000 for floors and caps; and $(558,000) for other options. Such amounts represent only a portion of total trading account profits and commissions. The total trading account profit for 1995 was $12.3 million, an increase of $14.8 million from 1994 trading losses and commissions

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

totaling $(2.5) million. Such increase is attributable to an increased number of experienced salespersons during the year and an overall increase in customer demand. The total trading account loss for 1994 was $2.5 million, a decrease of $13.9 million from 1993 trading profits and commissions totaling $11.4 million. Such decrease was due in large part to an $8.4 million decline during the first two quarters of 1994 in the market value of speculative securities held in the Company's trading account, primarily CMO inverse floaters ("inverse floaters"). Such inverse floaters represented securities in which the coupon, and consequently the return, floated inversely to changes in interest rates. The coupons on inverse floaters are generally a function of a base rate minus the product of a multiplier and a floating index. In the case of the inverse floaters held by the Company in its trading account, the coupon rate was typically based on a base rate less two times one-month LIBOR. Therefore, for each 100 basis point increase in one-month LIBOR, the coupon earned on such securities declined by 200 basis points. As the level of interest rates rose in the first six months of 1994, the repayment speed on the mortgages collateralizing the inverse floaters slowed, which caused the average life of such securities to extend at the same time coupon rates were falling. The resulting decreased yield and the extended weighted average life generated a substantial decline in market value. All inverse floaters held in the trading account were sold prior to the end of the second quarter.

  Derivative financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate contracts, including caps, floors and swap transactions, forward and futures contracts and other options, the contract or notional amounts significantly exceed the ultimate exposure to credit loss. The Company has credit risk on uncollateralized interest rate swaps and purchased floors and caps for the amount required to replace such contracts in the event of counterparty default. At December 31, 1995, the Company estimates its credit risk in the event of total counterparty default to be $117,000 for interest rate swaps and $5.2 million for purchased floors and caps. The Company controls the credit risk of its interest rate contracts through credit approvals, limits and monitoring procedures.

  The Company also has recorded as liabilities certain short-sale transactions amounting to $24.2 million at December 31, 1995, which could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable, and the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to U.S. Government securities for which there is an active, liquid market. The Company does not expect the amount of losses, if any, on such transactions to be material.

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

   The following is a schedule of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995, for leased facilities (in thousands):

              1996............................ $ 5,055
              1997............................   3,492
              1998............................   2,617
              1999............................   2,186
              2000............................   1,805
             2001-2005........................   3,514
             2006-2010........................     274
             2011-2015........................      98
             2016-2069........................   1,044
                                               -------
                                               $20,085
                                               =======

  Minimum rentals for all operating leases charged to earnings totaled $10.1 million, $9.6 million and $7.5 million for the years ended December 31, 1995, 1994 and 1993, respectively.

(8) STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS

  The Company has two long-term incentive stock option plans for key senior officers of the Company and its subsidiaries. The stock option plans provide for these key employees to purchase shares of the Company's $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1982 Long Term Incentive Plan and the 1989 Long Term Incentive Plan, 2,475,000 and 1,500,000 shares, respectively, of the Company's common stock have been reserved for issuance. The options granted under the plans may be exercised within 10 years from the date of grant. The incentive stock option agreements state that incentive options may be exercised in whole or in part until the expiration date, but for options issued before 1987 no incentive stock option may be exercised if an incentive stock option is outstanding that was granted before the granting of such option. The plans also provide for the granting of stock appreciation rights to holders of nonqualified stock options. A stock appreciation right allows the holder to surrender an exercisable stock option in exchange for common stock (at fair market value on the date of exercise), cash, or in a combination thereof, in an amount equal to the excess of the fair market value of covered shares over the option price of such shares. All outstanding options were exercisable at December 31, 1995.

  The following summary sets forth activity under the plan for the years ended December 31:

                                           1995          1994          1993
                                       ------------- ------------- -------------
Shares under option at the end of the
 year................................     939,236       958,374       812,822
  Price range per share..............  $ 9.17-$28.38 $ 9.17-$25.25 $ 9.17-$24.00
Shares under option granted during
 the year............................     228,940       217,640       189,700
  Price range per share..............  $26.00-$28.38 $23.25-$25.25 $22.00-$24.75
Shares under option exercised during
 the year............................     229,613       45,756        85,630
  Price range per share..............  $ 9.33-$26.00 $ 9.33-$24.00 $ 5.27-$20.17

  Forfeitures of stock options for 1995, 1994 and 1993 totaled 18,465, 26,332 and 5,450 shares, respectively.

  At December 31, 1995, the shares under option included nonqualified options issued to certain executives to acquire 30,000 shares of common stock which provide for tandem stock appreciation rights that are exercisable only upon the occurrence of certain contingent events. Because of the restrictions upon exercise of the stock appreciation rights, no compensation expense has been recorded with respect to these options.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

  The shares under option also included nonqualified options without stock appreciation rights issued to certain executives to acquire shares of common stock as follows: 19,640 shares at year-end 1995, 100,515 shares at year-end 1994 and 105,350 at year-end 1993.

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

  At December 31, 1995, approximately $174.5 million of the Subsidiary Banks' net assets were available for payment of dividends without prior regulatory approval. Additionally, the Company's Subsidiary Banks could have paid additional dividends to the parent holding company in the amount of $104.4 million while continuing to meet the capital requirements for "well-capitalized" banks at December 31, 1995.

(10) MERGERS AND ACQUISITIONS

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

  The Company completed the acquisition of Southwest Bankers, Inc. ("Southwest"), of San Antonio, Texas, and its bank subsidiary, The Bank of San Antonio, on March 7, 1995, through the issuance of 949,987 shares of the Company's common stock. At the date of acquisition, Southwest had assets of $142 million and equity of $9 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

  Presented below is summary operating information for the Company showing the effect of the business combination described on the preceding page.

                                               As Previously Effect of Currently
                                                 Reported    Poolings  Reported
                                               ------------- --------- ---------
                                                        (in Thousands)
1994:
 Net interest income..........................   $331,368     $5,400   $336,768
 Provision for loan losses....................      3,404         --      3,404
 Noninterest income...........................     85,631      2,257     87,888
 Noninterest expense..........................    261,966      5,593    267,559
 Net income...................................     99,671      1,575    101,246
1993:
 Net interest income..........................   $329,013     $5,133   $334,146
 Provision for loan losses....................     36,306       (450)    35,856
 Noninterest income...........................    103,186      2,479    105,665
 Noninterest expense..........................    257,703      5,504    263,207
 Net income...................................     89,718      2,961     92,679

  Prior to its acquisition date in 1995, Southwest Bankers, Inc. had net interest income of $992,000 and net income of $267,000.

  On August 29, 1995, the Company signed a definitive agreement to acquire Flower Mound Bancshares, Inc. ("Flower Mound"), of Dallas, Texas, and its bank subsidiary, Security Bank, for 340,000 shares of the Company's common stock. At December 31, 1995, Flower Mound had assets of $48 million and equity of $4.5 million. It is anticipated that the transaction will close in the first quarter of 1996 and will be accounted for under the pooling-of-interests method of accounting.

  On October 16, 1995, the Company signed a definitive agreement to acquire Equitable BankShares, Inc. ("Equitable"), of Ft. Worth, Texas, and its bank subsidiary, Equitable Bank. At December 31, 1995, Equitable had assets of $202 million and equity of $11.4 million. It is anticipated that the transaction will close in the second quarter of 1996 and will be accounted for under the pooling-of-interests method of accounting.

  On November 28, 1995, the Company signed a definitive agreement to acquire Peoples Bancshares, Inc. ("Peoples"), of Belton, Texas, and its bank subsidiary, Peoples National Bank. At December 31, 1995, Peoples had assets of $139 million and equity of $11.2 million. It is anticipated that the transaction will close in the second quarter of 1996 and will be accounted for as a purchase.

  The Company signed a definitive agreement on November 30, 1995, to acquire Post Oak Bank ("Post Oak") of Houston, Texas, in a transaction to be accounted for as a purchase. At December 31, 1995, Post Oak had assets of $322 million and equity of $36.9 million. The transaction is expected to close in the second quarter of 1996.

  The Company signed a definitive agreement on December 15, 1995, to acquire Royall Financial Corporation ("Royall") of Palestine, Texas, and its bank subsidiary, Royall National Bank of Palestine. At December 31, 1995, Royall had assets of $106 million and equity of $10.3 million. It is anticipated that the transaction will close in the second quarter of 1996 and will be accounted for under the pooling-of-interests method of accounting.

  On November 27, 1995, the Company signed a letter of intent to acquire CFB Bancorp, Inc. ("CFB"), of Jacksonville, Florida, and its bank subsidiary, Community First Bank. At December 31, 1995, CFB had assets of $311 million and equity of $19.9 million. It is anticipated that the transaction will close in the second quarter of 1996 and will be accounted for under the purchase method of accounting.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

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

  The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31:

                                                     1995      1994      1993
                                                   --------  --------  --------
                                                         (in Thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including
   vested benefits of $34,204, $25,415, and
   $26,594 for 1995, 1994 and 1993, respectively.  $(36,131) $(27,107) $(28,359)
                                                   ========  ========  ========
Projected benefit obligation for service rendered
 to date.........................................  $(56,608) $(41,353) $(44,819)
Plan assets at fair value, primarily listed
 stocks and U.S. bonds...........................    49,952    38,988    36,053
                                                   --------  --------  --------
  Plan assets in excess of (less than) projected
   benefit obligation............................    (6,656)   (2,365)   (8,766)
Unrecognized prior service cost..................      (185)     (199)      106
Unrecognized net loss............................    15,016     8,099    13,032
Unrecognized net asset being amortized over 13
 years...........................................    (1,360)   (1,804)   (2,248)
                                                   --------  --------  --------
  Net pension asset included in other assets.....  $  6,815  $  3,731  $  2,124
                                                   ========  ========  ========

  Net pension cost for 1995, 1994 and 1993 included the following components:

                                                          1995    1994    1993
                                                         ------  ------  ------
                                                            (in Thousands)
Service cost-benefits earned during the period.......... $2,832  $3,240  $2,409
Interest cost on projected benefit obligation...........  3,486   3,305   2,800
Actual return on plan assets............................ (6,703)    667  (2,221)
Net amortization and deferral...........................  2,682  (4,224) (1,127)
                                                         ------  ------  ------
Net periodic pension cost............................... $2,297  $2,988  $1,861
                                                         ======  ======  ======

  The weighted average discount rate was 7.50 percent for 1995, 8.50 percent for 1994, and 7.50 percent for 1993. The rate of increase in future compensation levels was six percent for 1995, 1994 and 1993. Both rates are used in determining the actuarial present value of the projected benefit obligation. The assumed long-term rate of return on plan assets was 10 percent in 1995, 1994 and 1993.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

  The Company maintains an employee stock ownership plan to which contributions are made in amounts determined by the Board of Directors of the Company. Such contributions are invested in the stock of the Company and are ordinarily distributed to employees upon their retirement or other termination of employment. Contributions to the plan are allocated to the accounts of the participants based upon their compensation, with the right to such accounts vested after five years of employment. The Company contributed $1.1 million during 1995, $3.9 million during 1994, and $3.9 million during 1993.

  The Company has a qualified employee benefit plan under section 401(k) of the Internal Revenue Code. Employees can contribute up to 10 percent of their salaries to the plan on a pretax basis subject to regulatory limits and the Company, at its discretion, can match up to 100 percent of 6 percent of the participants' compensation. The Company's contributions are based on predetermined income levels. The administrative costs incurred by the plan are paid by the Company at no cost to the participants.

  The Company also has a monthly investment plan. Under the plan, employees may contribute monthly up to 10 percent of their salary and the Company contributes 30 cents for each dollar of the employees' contributions toward the purchase of common stock of the Company. The stock is purchased in the open market and brokerage fees and other incidental expenses are absorbed by the Company.

  In 1995, the Company established a deferred compensation plan for executive officers which enables certain executive officers of the Company to defer up to a percentage of their salary annually.

(12) OTHER NONINTEREST EXPENSE

  The major components of other noninterest expense are as follows:

                                                        Year Ended December 31
                                                        -----------------------
                                                         1995    1994    1993
                                                        ------- ------- -------
                                                            (in Thousands)
Bank travel and entertainment.......................... $ 7,150 $ 6,787 $ 6,601
Other real estate expenses.............................   1,060     771   3,302
Marketing..............................................   6,519   6,820   5,860
Professional services..................................  23,129  16,558  17,414
Supplies...............................................   8,164   7,645   7,124
Other..................................................  43,540  35,597  37,904
                                                        ------- ------- -------
                                                        $89,562 $74,178 $78,205
                                                        ======= ======= =======

(13) INCOME TAXES

  Income taxes for the years ended December 31, 1995, 1994 and 1993, were allocated as follows:

                                                        1995    1994     1993
                                                       ------- -------  -------
                                                           (in Thousands)
Income from operations................................ $61,256 $52,447  $48,069
Stockholders' equity, for net unrealized gains
 (losses)
 on securities available for sale.....................  14,215 (11,007)   3,952
                                                       ------- -------  -------
                                                       $75,471 $41,440  $52,021
                                                       ======= =======  =======

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

  For the years ended December 31, 1995, 1994 and 1993, income tax expense attributable to income from operations consists of:

                                                         1995    1994    1993
                                                        ------- ------- -------
                                                            (in Thousands)
Current income tax expense:
  Federal.............................................. $54,112 $47,027 $50,819
  State................................................   4,507   3,722   4,458
                                                        ------- ------- -------
    Total..............................................  58,619  50,749  55,277
Deferred income tax expense (benefit):
  Federal..............................................   2,627   1,339  (6,542)
  State................................................      10     359    (666)
                                                        ------- ------- -------
    Total..............................................   2,637   1,698  (7,208)
                                                        ------- ------- -------
Total income tax expense............................... $61,256 $52,447 $48,069
                                                        ======= ======= =======

  During 1995, the Company made income tax payments of approximately $58.8 million and received cash income tax refunds amounting to approximately $700,000. For 1994 and 1993, income tax payments were approximately $47.3 million and $60.9 million, respectively. Cash income tax refunds amounted to approximately $1.2 million for 1994 and $200,000 for 1993. Applicable income tax expense on securities gains of $1.0 million, $1.5 million, and $400,000 for 1995, 1994 and 1993, respectively, are included in the provision for income taxes.

  Income tax expense attributable to income from operations differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

                                1995               1994               1993
                          ------------------ ------------------ ------------------
                                    PERCENT            Percent            Percent
                                   OF PRETAX          of Pretax          of Pretax
                          AMOUNT   EARNINGS  Amount   Earnings  Amount   Earnings
                          -------  --------- -------  --------- -------  ---------
                                             (in Thousands)
Income tax expense at
 federal statutory rate.  $60,032    35.0%   $53,793    35.0%   $49,262    35.0%
Increase (decrease) re-
 sulting from:
  Tax-exempt interest...   (3,034)   (1.8)    (3,286)   (2.1)    (4,121)   (2.9)
  State income tax
   expense net of
   federal
   income tax benefit...    2,936     1.7      2,653     1.7      2,465     1.8
  Other.................    1,322     0.8       (713)   (0.5)       463     0.3
                          -------    ----    -------    ----    -------    ----
    Income tax expense..  $61,256    35.7%   $52,447    34.1%   $48,069    34.2%
                          =======    ====    =======    ====    =======    ====

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995, 1994 and 1993, are presented below:

                                                         1995    1994    1993
                                                        ------- ------- -------
                                                            (in Thousands)
Deferred tax assets:
  Allowance for loan losses............................ $36,510 $36,981 $39,422
  Loan fees............................................   2,827   2,655   2,825
  Accrued expenses.....................................     958   1,091   3,191
  Lease financing......................................   4,155   2,705   1,605
  Net unrealized losses on securities available for
   sale................................................     --    7,055     --
  Other deferred tax assets............................   1,684   1,957   2,266
                                                        ------- ------- -------
    Total assets.......................................  46,134  52,444  49,309
Deferred tax liabilities:
  Premises and equipment...............................  13,008  10,064   9,159
  Prepaid pension expense..............................   2,496   1,365     767
  Core deposit and other acquired intangibles..........   6,806   7,426   9,880
  Net unrealized gains on securities available for
   sale................................................   7,160     --    3,952
  Other deferred tax liabilities.......................   2,733   2,807   4,077
                                                        ------- ------- -------
    Total liabilities..................................  32,203  21,662  27,835
                                                        ------- ------- -------
Net deferred tax asset................................. $13,931 $30,782 $21,474
                                                        ======= ======= =======

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1995, 1994 AND 1993

(14) PARENT COMPANY

  The condensed financial information for Compass Bancshares, Inc. (Parent Company Only) is presented as follows:

Parent Company Only
Balance Sheets

                                                               December 31
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                                                             (in Thousands)
ASSETS
Cash and due from banks.................................... $    142  $  1,319
Collateralized mortgage obligation inverse floaters........   26,145    26,229
Reverse repurchase agreements with affiliates..............   99,544    62,625
Investment in subsidiaries:
  Banks....................................................  488,814   452,466
  Bank holding companies...................................  278,327   244,679
  Other....................................................    6,261     6,274
                                                            --------  --------
                                                             773,402   703,419
Other assets...............................................    2,833     2,922
                                                            --------  --------
      TOTAL ASSETS......................................... $902,066  $796,514
                                                            ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper........................................... $ 57,312  $ 45,330
Accrued expenses and other liabilities.....................   13,812    12,355
Other borrowings...........................................  124,274   127,156
                                                            --------  --------
      Total liabilities....................................  195,398   184,841
Shareholders' equity:
  Common stock of $2 par value:
     Authorized--100,000,000 shares;
     Issued--38,152,426 shares in 1995 and 37,922,448
     shares in 1994........................................   76,305    75,845
  Loans to finance stock purchases.........................   (5,636)   (5,914)
  Surplus..................................................   44,725    41,547
  Net unrealized holding gain (loss) on available-for-sale
   securities..............................................   11,812   (11,686)
  Retained earnings........................................  579,462   511,881
                                                            --------  --------
      Total shareholders' equity...........................  706,668   611,673
                                                            --------  --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........... $902,066  $796,514
                                                            ========  ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1995, 1994 AND 1993

(14) PARENT COMPANY, Continued

Parent Company Only
Statements of Income

                                                     Year Ended December 31
                                                   ---------------------------
                                                     1995      1994     1993
                                                   --------  --------  -------
                                                        (in Thousands)
INCOME:
  Cash dividends from subsidiaries................ $ 70,926  $ 59,515  $32,850
  Interest on investments with affiliates.........    8,275     4,271    4,149
  Loss on purchase of securities from common trust
   fund...........................................      --     (8,222)     --
  Other...........................................    2,885     4,010      641
                                                   --------  --------  -------
      TOTAL INCOME................................   82,086    59,574   37,640
EXPENSE:
  Interest on commercial paper and other
   borrowings.....................................   16,928    10,293    6,291
  Other...........................................    4,617     1,385    4,573
                                                   --------  --------  -------
      TOTAL EXPENSE...............................   21,545    11,678   10,864
      Income before income tax expense and equity
       in undistributed earnings of subsidiaries..   60,541    47,896   26,776
Applicable income tax benefit.....................   (3,849)   (4,761)  (2,773)
                                                   --------  --------  -------
                                                     64,390    52,657   29,549
EQUITY IN UNDISTRIBUTED EARNINGS (DIVIDENDS IN
 EXCESS OF EARNINGS)
 OF SUBSIDIARIES:
  Banks...........................................   22,022    27,359   42,772
  Bank holding companies..........................   23,866    21,203   21,304
  Other...........................................      (13)       27     (946)
                                                   --------  --------  -------
                                                     45,875    48,589   63,130
                                                   --------  --------  -------
      NET INCOME.................................. $110,265  $101,246  $92,679
                                                   ========  ========  =======

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1995, 1994 AND 1993

(14) PARENT COMPANY, Continued

Parent Company Only
Statements of Cash Flows

                                                    Year Ended December 31
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
                                                        (in Thousands)
OPERATING ACTIVITIES:
  Net income..................................... $110,265  $101,246  $ 92,679
  Adjustments to reconcile net income to cash
   provided by operations:
    Depreciation and amortization (accretion)....       95        76      (319)
    Equity in undistributed earnings.............  (45,875)  (48,589)  (63,130)
    Loss on purchase of securities from common
     trust fund..................................      --      8,222       --
    Increase in interest receivable..............      (60)     (244)      --
    (Increase) decrease in other assets..........      572    (2,678)    2,852
    Increase in interest payable.................      214     1,086       927
    Increase (decrease) in taxes payable.........     (408)    1,223      (611)
    Increase (decrease) in other payables........    1,651     2,919      (979)
                                                  --------  --------  --------
      Net cash provided by operating activities..   66,454    63,261    31,419
INVESTING ACTIVITIES:
  Proceeds from maturities/calls of investment
   securities....................................       84       762       --
  Purchases of investment securities.............      --    (35,213)      --
  Decrease in investment securities available for
   sale..........................................      --        --      5,000
  (Increase) decrease in reverse repurchase
   agreements with affiliates....................  (36,919)  (62,625)   12,900
  Capital contributions made to subsidiaries.....      --    (45,894)   (3,730)
  Acquisition of banks...........................      --    (35,319)  (18,590)
  Advances to subsidiaries on notes..............      --        --     (2,431)
  Payments from subsidiaries on notes............      --      4,085     7,506
  Purchase of loans from subsidiaries............      --     (3,535)      --
  Purchase of premises and equipment.............     (426)      --        --
                                                  --------  --------  --------
      Net cash provided (used) by investing ac-
       tivities..................................  (37,261) (177,739)      655
FINANCING ACTIVITIES:
  Net increase (decrease) in other short-term
   borrowings....................................   11,982   (17,528)   28,556
  Proceeds from other borrowings.................      --     49,618    78,084
  Repayment of other borrowings..................   (2,974)     (518)   (3,947)
  Common dividends paid..........................  (42,684)  (34,264)  (27,887)
  Preferred dividends paid.......................      --        --     (1,531)
  Redemption of preferred stock..................      --        --    (25,965)
  Proceeds from exercise of stock options........      963       882     2,246
  Proceeds from repayments of loans to finance
   stock purchases...............................    2,343       747       --
  Purchase of treasury stock.....................      --        (14)     (410)
                                                  --------  --------  --------
      Net cash provided (used) by financing ac-
       tivities..................................  (30,370)   (1,077)   49,146
                                                  --------  --------  --------
  Net increase (decrease) in cash and due from
   banks.........................................   (1,177) (115,555)   81,220
  Cash and due from banks at beginning of year...    1,319   116,874    35,654
                                                  --------  --------  --------
  Cash and due from banks at end of year......... $    142  $  1,319  $116,874
                                                  ========  ========  ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

  Financial Accounting Statement No. 107, Disclosures about Fair Value of
                                          -------------------------------
Financial Instruments ("FAS107") requires disclosure of fair value information
---------------------
about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company or its Subsidiary Banks, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance. The Company has not undertaken any steps to value any intangibles, which is permitted by the provisions of FAS107.

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

    Off-balance sheet instruments: Fair value of the Company's off-balance sheet instruments (futures, forwards, swaps, caps, floors and options written) are based on quoted market prices. The Company's loan commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time; therefore, the estimated value of the Company's loan commitments approximates carrying amount.

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1995, 1994 AND 1993

  rate floor that has been reached. The discount rate used is based on interest rates currently being offered by the Subsidiary Banks on comparable deposits as to amount and term.

    Short-term borrowings: The carrying value of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximates their carrying values.

    FHLB and other borrowings: The fair value of the Company's fixed rate borrowings are estimated using discounted cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate borrowings approximates their fair values.

                                   AT DECEMBER 31, 1995   At December 31, 1994
                                   ---------------------  ---------------------
                                    CARRYING  ESTIMATED    Carrying  Estimated
                                     AMOUNT   FAIR VALUE    Amount   Fair Value
                                   ---------- ----------  ---------- ----------
                                                 (in Thousands)
FINANCIAL INSTRUMENTS:
  Assets:
    Cash and due from banks....... $  530,941 $  530,941  $  490,494 $  490,494
    Interest bearing deposits in
     other banks..................         99         99          99         99
    Investment securities.........    722,639    736,670   1,865,218  1,813,671
    Investment securities avail-
     able for sale................  2,017,783  2,017,783     711,680    711,680
    Trading account securities....    101,916    101,916      58,012     58,012
    Federal funds sold and securi-
     ties purchased
     under agreements to resell...    250,039    250,039      46,535     46,535
    Loans.........................  6,361,047  6,400,951   5,828,308  5,756,522
    Off-balance sheet instruments.      2,562     (3,224)        213      4,230
  Liabilities:
    Noninterest bearing deposits.. $1,400,819 $1,400,819  $1,405,377 $1,405,377
    Interest bearing deposits ....  6,328,293  6,370,449   5,783,536  5,768,800
    Federal funds purchased.......    776,308    776,308     484,190    484,190
    Securities sold under agree-
     ments to repurchase..........    279,725    279,725     348,418    348,418
    Other short-term borrowings...    115,728    115,728     104,598    104,598
    FHLB and other borrowings ....    584,852    592,584     487,916    481,022

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1995, 1994 AND 1993

(16) QUARTERLY RESULTS (UNAUDITED)

  A summary of the unaudited results of operations for each quarter of 1995 and 1994 follows:

                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                         --------- --------- --------- ---------
                                          (in Thousands Except Per Share Data)
1995:
TOTAL INTEREST INCOME..................  $ 172,371 $ 178,903 $ 185,940  $189,716
TOTAL INTEREST EXPENSE.................     85,650    92,871    98,030   100,724
NET INTEREST INCOME....................     86,721    86,032    87,910    88,992
PROVISION FOR LOAN LOSSES..............      1,300     2,120     4,480     2,335
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES...........................     85,421    83,912    83,430    86,657
TOTAL NONINTEREST INCOME...............     26,318    32,283    30,725    32,786
TOTAL NONINTEREST EXPENSE..............     74,239    72,976    69,001    73,795
INCOME TAX EXPENSE.....................     13,159    15,412    16,220    16,465
NET INCOME.............................     24,341    27,807    28,934    29,183
PER COMMON SHARE:
  NET INCOME...........................       0.64      0.72      0.76      0.76
  CASH DIVIDENDS.......................       0.28      0.28      0.28      0.28
  STOCK PRICE RANGE:
    HIGH...............................         28    29 1/4    33 3/4    33 1/2
    LOW................................     21 1/2    25 1/2    28 1/2    30 1/8
    CLOSE..............................     26 1/8    28 7/8    31 1/4        33
1994:
Total interest income..................  $ 134,001 $ 140,532 $ 145,842 $ 165,549
Total interest expense ................     51,731    57,087    63,397    76,941
Net interest income....................     82,270    83,445    82,445    88,608
Provision for loan losses..............      2,278        27     1,099        --
Net interest income after provision for
 loan losses...........................     79,992    83,418    81,346    88,608
Total noninterest income...............     19,670    16,281    26,635    25,302
Total noninterest expense..............     62,423    63,734    68,907    72,495
Income tax expense.....................     13,060    11,269    13,689    14,429
Net income.............................     24,179    24,696    25,385    26,986
Per common share:
  Net income...........................       0.63      0.65      0.67      0.70
  Cash dividends.......................       0.23      0.23      0.23      0.23
  Stock price range:
    High...............................         24    26 3/4        26    23 3/4
    Low................................         21        23        23        21
    Close..............................         23    24 3/4    23 5/8        22

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

ITEM 11 -- EXECUTIVE COMPENSATION

  Information required by this item is incorporated by reference from the section entitled "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission, provided, however, that such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Securities and Exchange Commission Regulation S-K.

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

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) INDEX OF DOCUMENTS FILED AS PART OF THIS REPORT:

  Compass Bancshares, Inc. and Subsidiaries
  Financial Statements

                                                                            Page
                                                                            ----
  Independent Auditors' Report.............................................  43
  Consolidated Balance Sheets as of December 31, 1995 and 1994.............  44
  Consolidated Statements of Income for the years ended
   December 31, 1995, 1994 and 1993........................................  45
  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1995, 1994 and 1993........................................  46
  Consolidated Statements of Cash Flows for the years ended
   December 31, 1995, 1994 and 1993........................................  47
  Summary of Significant Accounting Policies --
   December 31, 1995, 1994 and 1993........................................  48
  Notes to Consolidated Financial Statements --
   December 31, 1995, 1994 and 1993........................................  52
  Quarterly Results (Unaudited)............................................  73

(B) REPORTS ON FORM 8-K

  None

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

        (e) Certificate of Amendment, dated November 8, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to the Company's Registration Statement on Form S-4, Registration No. 33-51919 filed with the Commission)

        (f) Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to the Company's December 31, 1982 Form 10-K filed with the Commission)

  (10) Material Contracts

                                                                           Page
                                                                           ----
      (a) Compass Bancshares, Inc., 1982 Long Term Incentive Plan
          (incorporated by reference to Exhibit 1 to the Company's
          Registration Statement of Form S-8 filed June 15, 1983, with the Commission )

      (b) Compass Bancshares, Inc., 1989 Long Term Incentive Plan (incor-
          porated by reference to Exhibit 28 to the Company's Registration
          Statement on Form S-8 filed February 21, 1991, with the Commis-
          sion)
      (c) Supplemental Retirement Agreement, dated as of March 18, 1991, between Compass Bank and Harry B. Brock, Jr. (incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1991, filed March 26, 1992, with the Commis-
          sion)
      (d) Employment Agreement, dated December 14, 1994, between Compass
          Bancshares, Inc. and D. Paul Jones, Jr.
      (e) Employment Agreement, dated December 14, 1994, between Compass
          Bancshares, Inc. and Jerry W. Powell.
      (f) Employment Agreement, dated December 14, 1994, between Compass
          Bancshares, Inc. and Garrett R. Hegel.
      (g) Employment Agreement, dated December 14, 1994, between Compass
          Bancshares, Inc. and Byrd Williams.
      (h) Employment Agreement, dated December 14, 1994, between Compass
          Bancshares, Inc. and Charles E. McMahen.
 (11) Statement Re: Computation of Per Share Earnings....................   77
 (12) Statement Re: Computation of Ratios................................   78
 (21) Subsidiaries of the Registrant.....................................   80
 (23) Consents of Experts and Counsel
 (27) Financial Data Schedule

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

EXHIBIT 11 -- STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

COMPASS BANCSHARES, INC.
COMPUTATION OF NET INCOME PER COMMON SHARE

                                                 Year Ended December 31
                                          --------------------------------------
                                              1995         1994        1993
                                          ------------ ------------ ------------
                                          (in Thousands Except Per Share Data)
PRIMARY:
  Weighted average shares outstanding....       38,072       37,896      37,837
  Net effect of the assumed exercise of
   stock options -- based on the treasury
   stock method using average market
   price.................................          268          251         300
                                          ------------ ------------ -----------
  Total weighted average shares and
   common stock equivalents outstanding..       38,340       38,147      38,137
                                          ============ ============ ===========
  Net income............................. $    110,265 $    101,246 $    92,679
  Preferred dividends....................          --           --        1,531
                                          ------------ ------------ -----------
  Net income available to common
   shareholders.......................... $    110,265 $    101,246 $    91,148
                                          ============ ============ ===========
  Net income per common share............ $       2.88 $       2.65 $      2.39
                                          ============ ============ ===========
FULLY DILUTED:
  Weighted average shares outstanding....       38,072       37,896      37,837
  Net effect of the assumed conversion of
   the preferred stock...................          --           --          816
  Net effect of the assumed exercise of
   stock options -- based on the treasury
   stock method using average market
   price or year-end market price,
   whichever is higher...................          353          251         300
                                          ------------ ------------ -----------
  Total weighted average shares and
   common stock equivalents outstanding..       38,425       38,147      38,953
                                          ============ ============ ===========
  Net income............................. $    110,265 $    101,246 $    92,679
                                          ============ ============ ===========
  Net income per common share............ $       2.87 $       2.65 $      2.38
                                          ============ ============ ===========

EXHIBIT 12 -- STATEMENT RE: COMPUTATION OF RATIOS

COMPASS BANCSHARES, INC.
COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

                                                       Year Ended December 31
                                                     --------------------------
                                                       1995     1994     1993
                                                     -------- -------- --------
                                                           (in Thousands)
Pretax income....................................... $171,521 $153,693 $140,748
Add fixed charges:
  Interest on deposits..............................  284,177  195,087  163,663
  Interest on borrowings............................   93,098   54,069   37,726
  Portion of rental expense representing interest
   expense..........................................    3,357    3,196    2,491
                                                     -------- -------- --------
    Total fixed charges.............................  380,632  252,352  203,880
                                                     -------- -------- --------
  Income before fixed charges....................... $552,153 $406,045 $344,628
                                                     ======== ======== ========
Total fixed charges................................. $380,632 $252,352 $203,880
Preferred stock dividends...........................      --       --     1,531
Tax effect of preferred stock dividends.............      --       --       794
                                                     -------- -------- --------
Combined fixed charges and preferred stock divi-
 dends.............................................. $380,632 $252,352 $206,205
                                                     ======== ======== ========
Pretax income....................................... $171,521 $153,693 $140,748
Add fixed charges (excluding interest on deposits):
  Interest on borrowings............................   93,098   54,069   37,726
  Portion of rental expense representing interest
   expense..........................................    3,357    3,196    2,491
                                                     -------- -------- --------
    Total fixed charges.............................   96,455   57,265   40,217
                                                     -------- -------- --------
  Income before fixed charges (excluding interest on
   deposits)........................................ $267,976 $210,958 $180,965
                                                     ======== ======== ========
Total fixed charges................................. $ 96,455 $ 57,265 $ 40,217
Preferred stock dividends...........................      --       --     1,531
Tax effect of preferred stock dividends.............      --       --       794
                                                     -------- -------- --------
Combined fixed charges and preferred stock divi-
 dends.............................................. $ 96,455 $ 57,265 $ 42,542
                                                     ======== ======== ========
RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND
 PREFERRED STOCK DIVIDENDS:
  Including interest on deposits                        1.45X    1.61x    1.67x
  Excluding interest on deposits                        2.78X    3.68x    4.25x

COMPASS BANCSHARES, INC.
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                     Year Ended December 31
                                                   ---------------------------
                                                     1995     1994      1993
                                                   -------- --------  --------
                                                         (in Thousands)
Pretax income..................................... $171,521 $153,693  $140,748
Add fixed charges:
  Interest on deposits............................  284,177  195,087   163,663
  Interest on borrowings..........................   93,098   54,069    37,726
  Portion of rental expense representing interest
   expense........................................    3,357    3,196     2,491
                                                   -------- --------  --------
    Total fixed charges...........................  380,632  252,352   203,880
                                                   -------- --------  --------
  Income before fixed charges..................... $552,153 $406,045  $344,628
                                                   ======== ========  ========
Pretax income..................................... $171,521 $153,693  $140,748
Add fixed charges (excluding interest on depos-
 its):
  Interest on borrowings..........................   93,098   54,069    37,726
  Portion of rental expense representing interest
   expense........................................    3,357    3,196     2,491
                                                   -------- --------  --------
    Total fixed charges...........................   96,455   57,265    40,217
                                                   -------- --------  --------
  Income before fixed charges (excluding interest
   on deposits)................................... $267,976 $210,958  $180,965
                                                   ======== ========  ========
RATIO OF EARNINGS TO FIXED CHARGES:
  Including interest on deposits..................    1.45X    1.61x     1.69x
  Excluding interest on deposits..................    2.78X    3.68x     4.50x

EXHIBIT 21 -- SUBSIDIARIES OF THE REGISTRANT

                                                     STATE OR OTHER JURISDICTION
SUBSIDIARIES                                              OF INCORPORATION
------------                                         ---------------------------
Compass Bank........................................           Alabama
Central Bank of the South...........................           Alabama
Compass Bank........................................           Florida
Compass Banks of Texas, Inc.........................          Delaware
Compass Bancorporation of Texas, Inc................          Delaware
Compass Bank--Dallas................................             Texas
Compass Bank--Houston...............................             Texas
Compass Bank--San Antonio...........................             Texas
River Oaks Trust Company............................             Texas

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          COMPASS BANCSHARES, INC.

Date: February 19, 1996                   By     /s/ D. Paul Jones, Jr.
                                            -------------------------------
                                                    D. PAUL JONES, JR.
                                               CHAIRMAN AND CHIEF EXECUTIVE
                                                          OFFICER

Date: February 19, 1996                   By     /s/ Garrett R. Hegel
                                            -------------------------------
                                                    GARRETT R. HEGEL
                                                 CHIEF FINANCIAL OFFICER

Date: February 19, 1996                   By      /s/ Michael A. Bean
                                            -------------------------------
                                                      MICHAEL A. BEAN
                                                 CHIEF ACCOUNTING OFFICER

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

              DIRECTORS                                 DATE
              ---------                                 ----

     /s/ Harry B. Brock, Jr.                      February 19, 1996
-------------------------------------
         HARRY B. BROCK, JR.

       /s/ Stanley M. Brock                       February 19, 1996
-------------------------------------
          STANLEY M. BROCK

      /s/ Charles W. Daniel                       February 19, 1996
-------------------------------------
          CHARLES W. DANIEL

              DIRECTORS                                   DATE
              ---------                                   ----

     /s/ W. Eugene Davenport                       February 19, 1996
-------------------------------------
         W. EUGENE DAVENPORT

                                                   February 19, 1996
-------------------------------------
      GARRY NEIL DRUMMOND, SR.

     /s/ Marshall Durbin, Jr.                      February 19, 1996
-------------------------------------
        MARSHALL DURBIN, JR.

      /s/ Tranum Fitzpatrick                       February 19, 1996
-------------------------------------
         TRANUM FITZPATRICK

     /s/ George W. Hansberry                       February 19, 1996
-------------------------------------
         GEORGE W. HANSBERRY

      /s/ D. Paul Jones, Jr.                       February 19, 1996
-------------------------------------
         D. PAUL JONES, JR.

      /s/ Goodwin L. Myrick                        February 19, 1996
-------------------------------------
          GOODWIN L. MYRICK

        /s/ John S. Stein                          February 19, 1996
-------------------------------------
            JOHN S. STEIN