Form 10-Q
period 1996-03-31
COMPASS BANCSHARES INC
filed 1996-05-15
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 1996                 Commission File No. 0-6032

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

                             15 South 20th Street
                           Birmingham, Alabama 35233
                   -----------------------------------------
                   (Address of principal executive offices)

                                (205) 933-3000
                        ------------------------------
                        (Registrant's telephone number)


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

                               Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

               Class                        Outstanding at April 30, 1996
    --------------------------              -----------------------------
    Common Stock, $2 Par Value                       39,631,263

                   The number of pages of this report is 18.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                           Page
- ------------------------------                                           ----

Item 1    Financial Statements

       Consolidated Balance Sheets as of March 31, 1996 and December 31,
         1995                                                              3

       Consolidated Statements of Income for the Three Months Ended March
         31, 1996 and 1995                                                 4

       Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 1996 and 1995                                           5

       Notes to Consolidated Financial Statements                          7

Item 2   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                          9

PART II.  OTHER INFORMATION
- ---------------------------

Item 6   Exhibits and Reports on Form 8-K                                 15


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In Thousands)
                                (Unaudited)

                                                 March 31      December 31
                                                   1996            1995
                                               ------------    ------------
ASSETS
Cash and due from banks                        $   441,887     $   534,158
Federal funds sold and securities purchased
  under agreements to resell                       267,524         255,028
Interest bearing deposits with other banks           1,005           1,201
Investment securities (market value of
  $677,237 and  $736,670 for 1996 and
  1995, respectively)                              670,442         722,639
Investment securities available for sale         2,026,013       2,029,315
Trading account securities                          81,350         101,916

Loans, net of unearned income                    6,409,831       6,386,484
  Allowance for loan losses                       (108,620)       (108,727)
                                               ------------    ------------
     Net loans                                   6,301,211       6,277,757

Premises and equipment, net                        214,572         216,129
Other assets                                       161,470         172,760
                                               ------------    ------------
     Total assets                              $10,165,474     $10,310,903
                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                        $ 1,332,187     $ 1,415,078
    Interest bearing                             6,520,680       6,357,410
                                               ------------    ------------
     Total deposits                              7,852,867       7,772,488

  Federal funds purchased and securities
   sold under agreements to repurchase             799,402       1,056,033
  Other short-term borrowings                      104,639         115,728
  Accrued expenses and other liabilities            77,102          70,393
  FHLB and other borrowings                        609,827         585,052
                                               ------------    ------------
     Total liabilities                           9,443,837       9,599,694

Shareholders' equity:
  Common stock of $2 par value:
    Authorized--100,000,000 shares;
    Issued--38,667,251 shares in 1996 and
      38,495,356 shares in 1995                     77,335          76,991
  Surplus                                           47,525          44,559
  Loans to finance stock purchases                  (5,904)         (5,628)
  Unearned restricted stock                         (1,274)            -
  Net unrealized holding gain (loss) on
   available-for-sale securities                    (3,196)         11,806
  Retained earnings                                607,151         583,481
                                               ------------    ------------
     Total shareholders' equity                    721,637         711,209
                                               ------------    ------------
     Total liabilities and shareholders'
      equity                                   $10,165,474     $10,310,903
                                               ============    ============


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                      (In Thousands Except Per Share Data)
                                 (Unaudited)

                                              Three Months Ended
                                                   March 31
                                          -------------------------
                                             1996            1995
                                          ----------      ----------
INTEREST INCOME:
  Interest and fees on loans               $138,738        $127,430
  Interest and dividends on
   investment securities                     12,552          34,439
  Interest on investment
   securities available
   for sale                                  34,552           9,331
  Interest on trading account
   securities                                 2,013             900
  Interest on federal funds
   sold and securities
   purchased under agreements
   to resell                                  1,371           1,065
  Interest on interest bearing
   deposits with other banks                     18              30
                                          ----------      ----------
   Total interest income                    189,244         173,195

INTEREST EXPENSE:
  Interest on deposits                       75,901          65,302
  Interest on federal funds
   purchased and securities
   sold under agreements to
   repurchase                                10,389          10,166
  Interest on other short
   -term borrowings                           1,498           1,860
  Interest on FHLB and other
   borrowings                                10,221           8,531
                                          ----------      ----------
   Total interest expense                    98,009          85,859
                                          ----------      ----------
      Net interest income                    91,235          87,336
Provision for loan losses                     3,345           1,316
                                          ----------      ----------
      Net interest income
       after provision for
       loan losses                           87,890          86,020

NONINTEREST INCOME:
  Service charges on deposit
   accounts                                  13,336          12,182
  Trust fees                                  4,392           3,745
  Trading account profits and
   commissions                                4,127           1,619
  Investment securities
   gains, net                                 6,667              35
  Other                                      13,798           8,899
                                          ----------      ----------
   Total noninterest income                  42,320          26,480

NONINTEREST EXPENSE:
  Salaries and benefits                      39,795          37,047
  Net occupancy expense                       5,799           6,019
  Equipment expense                           5,303           4,799
  FDIC insurance premium                        652           3,975
  Other                                      21,984          22,857
                                          ----------      ----------
   Total noninterest expense                 73,533          74,697
                                          ----------      ----------
   Net income before income
    tax expense                              56,677          37,803
Income tax expense                           20,634          13,271
                                          ----------      ----------
      NET INCOME                           $ 36,043        $ 24,532
                                          ==========      ==========

NET INCOME PER COMMON SHARE                   $0.93           $0.64
Weighted average shares
 outstanding                                 38,864          38,533
Dividends per common share                    $0.32           $0.28



                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                 (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                --------------------------
                                                   1996            1995
                                                ----------      ----------
OPERATING ACTIVITIES:
 Net income                                      $ 36,043        $ 24,532
 Adjustments to reconcile net income to
  cash provided by operations:
  Depreciation and amortization                     8,020           7,517
  Accretion of discount and loan fees              (4,507)         (4,268)
  Provision for loan losses                         3,345           1,316
  Net change in trading account securities         20,566           9,379
  Net change in mortgage loans available
   for sale                                        (5,496)         13,616
  Gain on sale of investment securities            (6,667)            (35)
  Loss on sale of premises and equipment               83              14
  Gain on sale of other real estate owned             (14)           (100)
  Provision for losses on other real estate
   owned                                               31             170
  Gain on sale of branches                         (2,161)            -
  Decrease in interest receivable                   5,880          13,050
  Increase in other assets                           (435)         (4,742)
  Increase (decrease) in interest payable          (4,569)          3,195
  Increase in taxes payable                        19,485          11,658
  Increase (decrease) in other payables             1,295          (6,036)
                                                ----------      ----------
   Net cash provided by operating activities       70,899          69,266

INVESTING ACTIVITIES:
 Proceeds from maturities/calls of investment
  securities                                       52,807          60,259
 Purchases of investment securities                  (593)         (1,617)
 Proceeds from sales of securities
  available for sale                              252,312          13,346
 Proceeds from maturities/calls of
  securities available for sale                   199,696          29,859
 Purchases of securities available for sale      (465,216)           (573)
 Net increase in federal funds
  sold and securities purchased
  under agreements to resell                      (12,496)        (31,081)
 Net increase in loan portfolio                   (45,800)        (82,753)
 Sale of branches                                 (46,663)            -
 Purchases of premises and equipment               (4,827)         (6,143)
 Proceeds from sales of premises
  and equipment                                       132             479
 Net decrease in interest bearing
  deposits with other banks                           196             198
 Proceeds from sales of other
  real estate owned                                   307           1,176
                                                ----------      ----------
   Net cash used by investing activities          (70,145)        (16,850)



                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                 (Unaudited)

                                                 Three Months Ended
                                                       March 31
                                              --------------------------
                                                 1996            1995
                                              ----------      ----------
FINANCING ACTIVITIES:
 Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts            $151,541       $(186,785)
 Net increase in time deposits                    7,797         113,764
 Net decrease in federal funds
  purchased                                    (228,463)        (40,278)
 Net decrease in securities sold
  under agreements to repurchase                (28,168)        (43,742)
 Net increase (decrease) in short-term
  borrowings                                    (11,089)         36,950
 Issuance of FHLB advances and
  other borrowings                               25,000             -
 Repayment of long-term debt                       (248)         (3,018)
 Purchase of treasury shares                       (134)            -
 Common dividends paid                          (12,373)        (10,654)
 Repayment of loans to finance stock
  purchases                                       1,162             208
 Proceeds from exercise of stock options          1,950           1,562
                                              ----------      ----------
   Net cash used by financing activities        (93,025)       (131,993)
                                              ----------      ----------
Net decrease in cash and due from banks         (92,271)        (79,577)
Cash and due from banks at beginning of
 period                                         534,158         494,141
                                              ----------      ----------
Cash and due from banks at end of period       $441,887       $ 414,564
                                              ==========      ==========

Schedule of noncash investing and
 financing activities:
 Transfers of loans to other real estate
  owned                                        $    994       $   1,082
 Loans to facilitate the sale of
  other real estate owned                           760             411
 Loans to finance stock purchases                 1,438           1,462
 Tax benefit realized upon exercise
  of stock options                                   56             -
 Issuance of restricted stock                     1,296             -
 Change in unrealized gain/loss on available
  for sale securities                           (24,168)          8,431
 Issuance of treasury stock upon exercise
  of stock options                                  134             -

 Divestiture of branches:
   Liabilities sold                            $ 79,378
   Fair value of assets sold                     30,554
                                              ----------
      Net liabilities sold                     $ 48,824
                                              ==========


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements


NOTE 1 - General

   The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - Business Combinations

   On February 1, 1996, the Company completed the acquisition of Flower Mound Bancshares, Inc. ("Flower Mound"), of Dallas, Texas, and its bank subsidiary, Security Bank, with the issuance of 342,930 shares of the Company's common stock. At the date of closing, Flower Mound had assets of $46 million and equity of $5 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   On April 11, 1996, the Company completed the acquisition of Equitable BankShares, Inc. ("Equitable"), of Dallas, Texas, and its bank subsidiary, Equitable Bank, with the issuance of 954,962 shares of the Company's common stock. At the date of closing, Equitable had assets of $184 million and equity of $13 million. The transaction was accounted for under the pooling-of-interests method of accounting and all prior period information will be restated in the second quarter of 1996.
   On April 22, 1996, the Company completed the purchase of Post Oak Bank, of Houston, Texas. At the date of closing, Post Oak Bank had assets of $323 million and deposits of $276 million. The transaction was accounted for under the purchase method of accounting.
   On November 28, 1995, the Company signed a definitive agreement to acquire Peoples Bancshares, Inc. ("Peoples"), of Belton, Texas, and its bank subsidiary, Peoples National Bank. At March 31, 1996, Peoples had assets of $145 million and equity of $12 million. It is anticipated that the transaction will close during the second quarter of 1996 and will be accounted for as a purchase.
   The Company signed a definitive agreement on December 15, 1995, to acquire Royall Financial Corporation ("Royall") of Palestine, Texas, and its bank subsidiary, Royall National Bank of Palestine. At March 31, 1996, Royall had assets of $108 million and equity of $11 million. It is anticipated that the transaction will close in the third quarter of 1996 and will be accounted for under the pooling-of-interests method of accounting.
   On February 21, 1996, the Company signed a definitive agreement to acquire CFB Bancorp, Inc. ("CFB") of Jacksonville, Florida, and its bank subsidiary, Community First Bank. At March 31, 1996, CFB had assets of $313 million and equity of $20 million. It is anticipated that the transaction will close in the third quarter of 1996 and will be accounted for as a purchase.
   On March 14, 1996, the Company signed a definitive agreement to acquire Texas American Bank ("Texas American") of San Antonio, Texas. At March 31, 1996, Texas American had assets of $61 million and equity of $4 million. It is anticipated that the transaction will close in the third quarter of 1996 and will be accounted for under the pooling-of-interests method of accounting.
   The Company announced on May 6, 1996, the signing of a definitive agreement to acquire ProBank of Houston, Texas. At March 31, 1996, ProBank had assets of $68 million and equity of $3 million. It is anticipated that the transaction will close during the third quarter and be accounted for as a purchase.

NOTE 3 - Impaired Loans

   At March 31, 1996, the recorded investment in loans that are considered impaired under generally accepted accounting principles was $36.4 million, of which $12.7 million were on nonaccrual status. Included in this amount is $36.1 million of impaired loans for which the related allowance for loan losses was $9.2 million and $282,000 of loans that have no related allowance for loan losses. At March 31, 1995, impaired loans totaled $44.9 million.

NOTE 4 - Subsequent Event

   On April 29, 1996, the Company purchased 1,350,000 shares of its common stock to be reissued in connection with the acquisition of CFB that is expected to close in the third quarter of 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             Results of Operations
Overview

   Net income for the quarter ended March 31, 1996, increased 47 percent to $36.0 million over net income for the first quarter of 1995. Net income per common share for the first quarter increased 45 percent to $0.93 compared to the same period in 1995. Net interest income increased by $3.9 million, or 4 percent, during the first quarter of 1996 while noninterest income increased 60 percent and noninterest expense decreased 2 percent.
   In February of 1996, the Company completed the acquisition of Flower Mound Bancshares, Inc. ("Flower Mound"), of Dallas, Texas, and its bank subsidiary, Security Bank, for 342,930 shares of the Company's common stock. The acquisition of Flower Mound was accounted for under the pooling-of-interests method of accounting and accordingly the financial statements have been restated for all periods to reflect the acquisition. A complete list of acquisitions is included in "Acquisitions" and "Pending Acquisitions" under
Item 1 - Business in the Company's 1995 Form 10-K.

Net Interest Income

   Net interest income for the three months ended March 31, 1996, increased $3.9 million over the first quarter of 1995 to $91.2 million. On a tax-equivalent basis, net interest income increased $3.7 million or 4 percent.
This increase was a result of a $15.8 million, or 9 percent, increase in interest income on a tax-equivalent basis and a $12.1 million, or 14 percent, increase in interest expense. The increase in interest income was due to an increase in average earning assets of $775 million which more than offset a decrease in the average yield on earning assets from 8.28 percent to 8.22 percent. The largest portion of the increase in earning assets occurred in the average balances of loans and investment securities. This increase in the average balance of loans and investment securities was funded by increases in almost all categories of interest bearing liabilities, specifically a $423 million increase in savings deposits and a $122 million increase in FHLB and other borrowings.
   Interest expense for the three months ended March 31, 1996, increased by $12.1 million, or 14 percent, from the prior year, due principally to a 9 percent increase in average interest bearing deposits and a 26 basis point increase in the average rate paid on deposits. Additionally, the average balances of federal funds purchased and securities sold under agreements to repurchase increased 7 percent while the average balance of FHLB advances and other borrowings increased by $122 million due to additional net FHLB advances of $100 million in the last half of 1995.

Net Interest Margin

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the first three months of 1996, the net interest margin, on a tax-equivalent basis, was 3.99 percent compared to 4.21 percent for the same period in 1995. This 22 basis point decrease resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. While the yield on interest earning assets decreased 6 basis points, including a 6 basis point decrease in the yield on loans, the rate paid on all categories of interest bearing deposits increased 26 basis points. At the same time, the rate paid all other categories of interest bearing liabilities decreased. During the first quarter of 1996, the positive impact of the Company's use of interest rate contracts continued to decline. While the use of interest rate contracts increased the Company's net interest margin by three basis points during the three months ended March 31, 1995, the use of interest rate contracts increased the Company's net interest margin by only one basis point during the same period in 1996.
   The table below details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three months ended March 31, 1996, as compared to the same period in 1995 (in thousands):

                                                 Three Months Ended
                                                   March 31, 1996
                                   --------------------------------------------
                                    Change
                                     1996               Attributed to
                                      to       --------------------------------
                                     1995       Volume       Rate        Mix
                                   ---------   ---------   ---------  ---------
Interest income:
  Loans                             $11,177     $10,949     $   210    $    18
  Investment securities             (21,977)    (21,898)       (208)       129
  Investment securities available
   for sale                          25,223      17,174       2,835      5,214
  Trading account securities          1,121       1,290         (70)       (99)
  Fed funds and resale agreements       306         526        (147)       (73)
  Time deposits in other banks          (12)        (15)          5         (2)
                                   ---------   ---------   ---------  ---------
      Increase in interest income   $15,838     $ 8,026     $ 2,625    $ 5,187
                                   =========   =========   =========  =========
Interest expense:
  Deposits                          $10,599     $ 5,321     $ 4,875    $   403
  Fed funds purchased and repos         223         721        (465)       (33)
  Other short-term borrowings          (362)       (172)       (210)        20
  FHLB and other borrowings           1,690       2,141        (360)       (91)
                                   ---------   ---------   ---------  ---------
      Increase in interest expense  $12,150     $ 8,011     $ 3,840    $   299
                                   =========   =========   =========  =========


Noninterest Income and Noninterest Expense

   For the quarter ended March 31, 1996, noninterest income increased $15.8 million, or 60 percent, to $42.3 million. An increase of $6.6 million in investment securities gains, along with a $2.2 million gain on branch sales, represented the majority of the increase.
   Service charges on deposit accounts increased $1.2 million, or 9 percent, while trading account profits and commissions increased $2.5 million. The increase in service charges resulted from the increase in deposits. The increase in trading account profits and commissions on bond sales and trading activities was due to increased customer sales activity. It should be noted that changes in the trading account profits and commissions in future quarters cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will or will not continue at their current levels. For the first three months of 1996, trading account profits related specifically to derivative securities were approximately $110,000, consisting of $8,000 in losses related to collateralized mortgage obligations ("CMOs") held in the trading account offset by $118,000 of profits on non-CMO derivative securities, specifically options and interest rate swaps, caps, and floors.
   The components of trading account assets at March 31, 1996, and December 31, 1995, are presented in the table on the following page:

                                         March 31, 1996    December 31, 1995
                                         --------------    -----------------
                                                  (in Thousands)
U.S. Treasury and Government agency        $  36,509          $   54,318
State and political subdivisions               3,815              19,583
Mortgage-backed pass through securities       22,699              16,471
Other securities                               1,489                 396
Derivative securities:
    Collateralized mortgage obligations       14,899               8,472
    Interest rate floors and caps              1,910               2,676
    Other options                                 29                 -
                                          -----------         -----------
                                           $  81,350          $  101,916
                                          ===========         ===========


   Noninterest expense decreased two percent during the first quarter of 1996 over the same period in 1995. During the first three months of 1996, salaries increased by $2.5 million, or 8 percent, while employee benefits increased $300,000, or 4 percent. The increase in salaries over 1995 levels was the result of normal business growth and regular merit increases. Net occupancy expense decreased 4 percent in the first quarter of 1996 due to decreased depreciation expense and rent expense partially offset by decreased rental income. FDIC insurance premiums decreased 84 percent in the first quarter of 1996 from the prior year. The decrease is due to a substantial decrease in the insurance premium rates that became effective in June, 1995. During the first three months of 1996, other noninterest expense declined 4 percent due to the absence of legal and other professional services expenses associated with a proxy contest initiated by three directors of the Company during the first quarter of 1995.
   During 1995 and 1996, Congress has considered various proposals for a one-time special assessment to be charged on all SAIF deposits to fully capitalize the SAIF at 1.25 percent of insured deposits. The proposed amount of the special assessment has been as high as $0.85 per $100 of SAIF deposits. Assuming that a special assessment were applied at the $0.85 rate based upon SAIF insured deposits at March 31, 1996, the Company would incur additional deposit insurance premium expense of approximately $8.8 million which would be charged against current period income. The timing and amount of such an assessment cannot be accurately predicted at this time.

Income Taxes

   Income tax expense increased by $7.4 million, or 55 percent, during the first quarter of 1996 compared to the same period in 1995. The effective tax rate for the first three months of 1996 was 36 percent, up from the 35 percent effective tax rate for the same period in 1995.

Provision and Allowance for Loan Losses

   The provision for loan losses for the three months ended March 31, 1996, increased to $3.3 million from the $1.3 million reported for the same period in 1995. This increase resulted from a $1.0 million increase in net charge-offs during the first three months of 1996 as compared to the prior year period.
Net loan charge-offs expressed as an annualized percentage of average loans for the first quarter of 1996 were 0.21 percent compared with 0.16 percent for the first three months of 1995. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at March 31, 1996, was $109 million, relatively unchanged from December 31, 1995. The ratio of the allowance for loan losses to loans outstanding was 1.69 percent at March 31, 1996, down from
1.70 percent at December 31, 1995.

Nonperforming Assets and Past Due Loans

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $32.0 million at March 31, 1996, compared to $22.1 million at December 31, 1995, an increase of 45 percent, as nonaccrual loans increased $10.0 million, or 85 percent. This increase was due primarily to the placement of a single large loan on nonaccrual status during the first quarter of 1996. At March 31, 1996, the allowance for loan losses as a percentage of nonperforming loans was 478 percent as compared to 844 percent at December 31, 1995. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due decreased from 607 percent at December 31, 1995, to 403 percent at March 31, 1996.
   Nonperforming assets as a percentage of total loans and other real estate owned increased to 0.50 percent at March 31, 1996, from 0.34 percent at December 31, 1995. The amount recorded in other repossessed assets at March 31, 1996, was $421,000, down from $501,000 at December 31, 1995. Loans past due ninety days or more but still accruing interest decreased 16 percent from $5.0 million at December 31, 1995, to $4.2 million at March 31, 1996, representing 0.07 percent of total loans and other real estate owned.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

                             Financial Condition

Overview

   Total assets at March 31, 1996, were $10.2 billion, down 1 percent from December 31, 1995. This decrease was due principally to a 17 percent decrease in cash and due from banks and an 8 percent decrease in investment securities held to maturity. Retained earnings remained the primary source of growth for the Company's capital base.

Assets and Funding

   At March 31, 1996, earning assets totaled $9.5 billion, relatively unchanged from December 31, 1995. The mix of earning assets shifted moderately toward loans in the first three months of 1996 with loans comprising 68 percent of total earning assets at March 31, 1996, up from 67 percent at December 31, 1995, while the percentage of earning assets represented by total investment securities remained unchanged at 29 percent. Trading account securities decreased $21 million, or 20 percent, and federal funds sold and securities purchased under agreements to resell increased $12 million, or 5 percent.
   A $163 million increase in interest bearing deposits during the first three months of 1996 was partially offset by an $83 million decrease in noninterest bearing deposits. During the first three months of 1996, federal funds purchased and securities sold under agreements to repurchase decreased $257 million, or 24 percent, while FHLB and other borrowings increased $25 million, or 4 percent. At March 31, 1996, deposits accounted for 77 percent of the Company's funding, up from 75 percent at year end.

Liquidity and Capital Resources

   Net cash provided by operating activities totaled $70.9 million for the three months ended March 31, 1996. For the first three months of 1996, net cash used by investing activities of $70.1 million consisted of proceeds from maturities of investment securities of $52.8 million, proceeds from maturities of securities available for sale of $199.7 million, and proceeds from sales of securities available for sale of $252.3 million with cash outflows of $465.2 million in purchases of investment securities available for sale, a $45.8 million increase in loans outstanding and $46.7 million paid in the sale of branches. Net cash used by financing activities of $93.0 million consisted of the payment of $12.4 million in common stock dividends as well as decreases in securities sold under agreements to repurchase, federal funds purchased, and other short-term borrowings funded in part by additional FHLB advances of $25.0 million as well as increases in deposits.
   Total shareholders' equity at March 31, 1996, was 7.10 percent of total assets compared to 6.90 percent at December 31, 1995. The increase since year-end 1995 reflects the one percent increase in shareholders' equity in contrast to the one percent decrease in total assets. The growth in shareholders' equity consisted of earnings retained after payment of dividends on common stock partially offset by the increase in the net unrealized holding loss on available-for-sale securities. The change in the unrealized holding loss in the Company's available-for-sale portfolio from December 31, 1995, to March 31, 1996, of $15.0 million has been reflected as a reduction of shareholders' equity. During the first quarter of 1996, the Company issued restricted stock to certain executive officers that vests ratably over the next five years. Due to the fact that the restricted stock is considered issued and outstanding and is reflected in common stock and surplus, shareholders' equity has been reduced by the unvested portion of the stock granted, as required by generally accepted accounting principles.
   The leverage ratio, defined as period-end common equity adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 6.97 percent at March 31, 1996, and 6.74 percent at December 31, 1995. Similarly, the Company's tangible leverage ratio, defined as period-end common equity adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, increased from 6.54 at December 31, 1995, to 6.78 at March 31, 1996.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of March 31, 1996, exceeded the target ratios of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at March 31, 1996, were 10.11 percent and 13.18 percent, respectively, compared to 9.90 percent and 13.00 percent at December 31, 1995. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.


                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                Allowance for Loan Losses/Nonperforming Assets
                              (In Thousands)
                               (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                -------------------------
                                                   1996           1995
                                                ----------     ----------
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                    $108,727       $108,680
Add: Provision charged to earnings                   3,345          1,316
     Balance due to acquisition/(divestitures)        (107)           -
Deduct: Loans charged off                            4,442          4,041
        Loan recoveries                             (1,097)        (1,709)
                                                 ----------     ----------
  Net charge-offs                                    3,345          2,332
                                                 ----------     ----------
Balance at end of period                          $108,620       $107,664
                                                 ==========     ==========

Net charge-offs as a percentage of
  average loans (annualized)                         0.21%           0.16%
Recoveries as a percentage of charge-offs           24.70%          42.29%



                                                  March 31       December 31
                                                    1996            1995
                                                 ----------      -----------
NONPERFORMING ASSETS
Nonaccrual loans                                 $  21,838       $  11,808
Renegotiated loans                                     894           1,070
                                                 ----------      ----------
  Total nonperforming loans                         22,732          12,878
Other real estate                                    9,314           9,175
                                                 ----------      ----------
  Total nonperforming assets                     $  32,046       $  22,053
                                                 ==========      ==========

Accruing loans ninety days past due              $   4,234       $   5,027

Other repossessed assets                         $     421       $     501

Allowance for loan losses                        $ 108,620       $ 108,727

Allowance as a percentage of loans                   1.69%           1.70%
Total nonperforming loans as a percentage
  of loans and ORE                                   0.35%           0.20%
Total nonperforming assets as a percentage
  of loans and ORE                                   0.50%           0.34%
Accruing loans ninety days past due as a
  percentage of loans and ORE                        0.07%           0.08%
Allowance for loan losses as a percentage of
  nonperforming loans                              477.83%         844.28%
Allowance for loan losses as a percentage of
  nonperforming assets                             338.95%         493.03%


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                             Page
- ---------------------------                                             ----

Item 6  Exhibits and Reports on Form 8-K
- ------  --------------------------------

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

(10)(c) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1994, filed February 27, 1995, with the Securities and Exchange Commission)

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

(11)    Computation of Per Share Earnings                                 17

(12)    Ratio of Earnings to Fixed Charges                                18

(27)    Financial Data Schedule

(b)  Reports on Form 8-K

   On March 22, 1996, the Company filed a Form 8-K regarding the resignation of Harry B. Brock, Jr. as a director of the Company, effective March 23, 1996.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 May 13, 1996                                            /s/ GARRETT R. HEGEL
 ------------                                     ---------------------------
     Date                                         By Garrett R. Hegel, as its
                                                      Chief Financial Officer