Form 10-Q
period 1996-06-30
COMPASS BANCSHARES INC
filed 1996-08-14
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 1996                 Commission File No. 0-6032

                           Compass Bancshares, Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                      63-0593897
- ------------------------                 ------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification No.)

                             15 South 20th Street
                           Birmingham, Alabama 35233
                    ---------------------------------------
                    (Address of principal executive offices)

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

                                 Yes [X]   No [ ]

  Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                  Class                 Outstanding at July 31, 1996
       --------------------------       ----------------------------
       Common Stock, $2 Par Value                38,846,445

                   The number of pages of this report is 20.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                  Page
- -------------------------------------------------------------   ----

Item 1  Financial Statements

       Consolidated Balance Sheets as of June 30, 1996
         and December 31, 1995                                    3

       Consolidated Statements of Income for the Three and
         Six Months Ended June 30, 1996 and 1995                  4

       Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 1996 and 1995                      5

       Notes to Consolidated Financial Statements                 7

Item 2  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                       9

PART II.  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In Thousands)
                                 (Unaudited)

                                                June 30      December 31
                                                  1996           1995
                                              -------------  -------------
ASSETS
Cash and due from banks                        $   515,040    $   554,576
Federal funds sold and securities purchased
  under agreements to resell                        70,211        269,994
Interest bearing deposits with other banks             807          1,202
Investment securities (market value of
  $752,368 and  $736,663 for 1996 and
  1995, respectively)                              752,094        722,632
Investment securities available for sale         2,169,412      2,088,039
Trading account securities                          99,886        101,916

Loans, net of unearned income                    6,842,835      6,484,348
  Allowance for loan losses                       (115,404)      (110,487)
                                               ------------   ------------
     Net loans                                   6,727,431      6,373,861

Premises and equipment, net                        230,479        222,757
Other assets                                       214,065        176,511
                                               ------------   ------------
     Total assets                              $10,779,425    $10,511,488
                                               ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                        $ 1,503,330    $ 1,495,449
    Interest bearing                             7,211,514      6,448,120
                                               ------------   ------------
     Total deposits                              8,714,844      7,943,569

  Federal funds purchased and securities
   sold under agreements to repurchase             525,788      1,070,914
  Other short-term borrowings                      179,050        116,276
  Accrued expenses and other liabilities            48,672         71,285
  FHLB and other borrowings                        609,801        586,840
                                               ------------   ------------
     Total liabilities                          10,078,155      9,788,884

Shareholders' equity:
  Common stock of $2 par value:
    Authorized--100,000,000 shares;
    Issued--39,646,459 shares in 1996 and
      39,450,318 shares in 1995                     79,293         78,901
  Surplus                                           54,597         49,654
  Loans to finance stock purchases                  (6,110)        (5,628)
  Unearned restricted stock                         (1,210)           -
  Net unrealized holding gain (loss) on
   available-for-sale securities                    (8,973)        11,872
  Treasury stock                                   (46,769)           -
  Retained earnings                                630,442        587,805
                                               ------------   ------------
     Total shareholders' equity                    701,270        722,604
                                               ------------   ------------
     Total liabilities and shareholders'
      equity                                   $10,779,425    $10,511,488
                                               ============   ============


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                       (In Thousands Except Per Share Data)
                                    (Unaudited)

                                 Three Months Ended        Six Months Ended
                                       June 30                 June 30
                               -----------------------  ----------------------
                                  1996         1995        1996        1995
                               ----------   ----------  ----------  ----------
INTEREST INCOME:
  Interest and fees on loans    $146,349     $136,340    $287,544    $265,779
  Interest and dividends on
   investment securities          13,114       34,270      25,731      69,516
  Interest on investment
   securities available
   for sale                       34,738        9,906      70,062      19,316
  Interest on trading account
   securities                      1,597        1,300       3,610       2,200
  Interest on federal funds
   sold and securities
   purchased under agreements
   to resell                       1,646        1,068       3,094       2,134
  Interest on interest bearing
   deposits with other banks          13           27          31          57
                               ----------   ----------  ----------  ----------
   Total interest income         197,457      182,911     390,072     359,002

INTEREST EXPENSE:
  Interest on deposits            79,978       71,551     156,648     137,501
  Interest on federal funds
   purchased and securities
   sold under agreements to
   repurchase                      8,264       10,911      18,863      21,317
  Interest on other short
   -term borrowings                2,612        2,925       4,128       4,811
  Interest on FHLB and other
   borrowings                     10,224        8,720      20,485      17,307
                               ----------   ----------  ----------  ----------
   Total interest expense        101,078       94,107     200,124     180,936
                               ----------   ----------  ----------  ----------
      Net interest income         96,379       88,804     189,948     178,066
Provision for loan losses          4,886        2,286       8,315       3,758
                               ----------   ----------  ----------  ----------
      Net interest income
       after provision for
       loan losses                91,493       86,518     181,633     174,308

NONINTEREST INCOME:
  Service charges on deposit
   accounts                       14,499       13,644      28,269      26,275
  Trust fees                       3,869        4,024       8,261       7,769
  Trading account profits and
   commissions                     2,878        2,558       7,005       4,177
  Investment securities
   gains (losses), net               (28)       2,842       6,660       2,863
  Other                           12,766       10,027      26,737      19,060
                               ----------   ----------  ----------  ----------
   Total noninterest income       33,984       33,095      76,932      60,144

NONINTEREST EXPENSE:
  Salaries and benefits           42,790       38,205      83,461      76,190
  Net occupancy expense            6,049        5,054      12,009      11,267
  Equipment expense                5,233        5,581      10,667      10,544
  FDIC insurance premium             955        4,051       1,608       8,102
  Other                           23,019       22,600      45,676      46,002
                               ----------   ----------  ----------  ----------
   Total noninterest expense      78,046       75,491     153,421     152,105
                               ----------   ----------  ----------  ----------
   Net income before income
    tax expense                   47,431       44,122     105,144      82,347
Income tax expense                16,782       15,693      37,742      29,082
                               ----------   ----------  ----------  ----------
      NET INCOME                $ 30,649     $ 28,429    $ 67,402    $ 53,265
                               ==========   ==========  ==========  ==========

NET INCOME PER COMMON SHARE        $0.79        $0.72       $1.71       $1.35
Weighted average shares
 outstanding                      39,014       39,603      39,409      39,528
Dividends per common share         $0.32        $0.28       $0.64       $0.56



                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                        Six Months Ended
                                                            June 30
                                                   --------------------------
                                                      1996            1995
                                                   ----------      ----------
Operating Activities:
 Net income                                         $ 67,402        $ 53,265
  Adjustments to reconcile net income to
   cash provided by operations:
  Depreciation and amortization                       17,106          14,868
  Accretion of discount and loan fees                 (7,866)         (8,516)
  Provision for loan losses                            8,315           3,758
  Net change in trading account securities             2,030         (14,438)
  Net change in mortgage loans available
   for sale                                           (1,298)         10,026
  Gain on sale of investment securities               (6,660)         (2,863)
  (Gain) loss on sale of premises and equipment         (112)             33
  Gain on sale of other real estate owned                (52)           (207)
  Provision for losses on other real
   estate owned                                          102             301
  Gain on sale of branches                            (2,300)            -
  Decrease in interest receivable                      3,035           2,720
  (Increase) decrease in other assets                  3,074         (32,936)
  Increase (decrease) in interest payable             (4,068)          9,908
  Decrease in taxes payable                           (8,752)         (3,737)
  Decrease in other payables                            (101)         (4,816)
                                                   ----------      ----------
   Net cash provided by operating activities          69,855          27,366

Investing Activities:
 Proceeds from maturities/calls of investment
  securities                                         110,048         157,602
 Purchases of investment securities                  (12,120)         (5,608)
 Proceeds from sales of securities
  available for sale                                 439,419         370,954
 Proceeds from maturities/calls of
  securities available for sale                      312,913          55,122
 Purchases of securities available for sale         (876,652)       (542,365)
 Net (increase) decrease in federal funds
  sold and securities purchased
  under agreements to resell                         249,148         (23,336)
 Net increase in loan portfolio                     (120,102)       (365,608)
 Acquisitions, net of cash acquired                  (73,585)            -
 Sale of branches                                    (46,524)            -
 Purchases of premises and equipment                 (12,561)        (15,078)
 Proceeds from sales of premises
  and equipment                                          511             503
 Net decrease in interest bearing
  deposits with other banks                            1,029             808
 Proceeds from sales of other
  real estate owned                                    1,542           2,319
                                                   ----------      ----------
   Net cash used by investing activities             (26,934)       (364,687)



                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                        Six Months Ended
                                                             June 30
                                                  ---------------------------
                                                     1996            1995
                                                  -----------     -----------
Financing Activities:
 Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts                $ 263,288       $(197,489)
 Net increase in time deposits                       185,142         172,182
 Net increase (decrease) in federal funds
  purchased                                         (482,108)        358,823
 Net decrease in securities sold
  under agreements to repurchase                     (64,097)       (128,592)
 Net increase in short-term borrowings                57,715         150,058
 Issuance of FHLB advances and
  other borrowings                                    25,000             -
 Repayment of long-term debt                          (1,297)         (3,063)
 Purchase of treasury shares                         (45,590)            -
 Common dividends paid                               (24,628)        (21,326)
 Repayment of loans to finance stock
  purchases                                            1,230             474
 Proceeds from exercise of stock options               2,888           2,218
                                                  -----------     -----------
   Net cash provided (used) by financing
    activities                                       (82,457)        333,285
                                                  -----------     -----------
Net decrease in cash and due from banks              (39,536)         (4,036)
Cash and due from banks at beginning of period       554,576         509,097
                                                  -----------     -----------
Cash and due from banks at end of period           $ 515,040       $ 505,061
                                                  ===========     ===========

Schedule of noncash investing and
 financing activities:
 Transfers of loans to other real estate owned     $   2,083        $  1,920
 Loans to facilitate the sale of
  other real estate owned                              1,213             989
 Loans to finance stock purchases                      1,712           1,611
 Tax benefit realized upon exercise
  of stock options                                        56             117
 Issuance of restricted stock                          1,296             -
 Change in unrealized gain/loss on available
  for sale securities                                (33,171)         13,844
 Transfer of securities available for
  sale to held-to-maturity securities                115,987             -
 Conversion of debentures                                790             -
 Repurchase liability associated with
  treasury stock transaction                           1,427             -
 Issuance of treasury stock upon exercise
  of stock options                                       248             -

  Divestiture of branches:
    Liabilities sold                                $ 79,378
    Assets sold                                       30,554
                                                   ----------
       Net liabilities sold                         $ 48,824
                                                   ==========
  Acquisitions:
    Assets acquired                                 $483,460
    Liabilities assumed                              409,875
                                                   ----------
      Cash paid                                     $ 73,585
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

NOTE 2 - Business Combinations

   On February 1, 1996, the Company completed the acquisition of Flower Mound Bancshares, Inc. ("Flower Mound"), of Dallas, Texas, and its bank subsidiary, Security Bank, with the issuance of 342,930 shares of the Company's common stock. At the date of closing, Flower Mound had assets of $46 million and equity of $5 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   On April 11, 1996, the Company completed the acquisition of Equitable BankShares, Inc. ("Equitable"), of Dallas, Texas, and its bank subsidiary, Equitable Bank, with the issuance of 954,962 shares of the Company's common stock. At the date of closing, Equitable had assets of $184 million and equity
of $13 million.   The transaction was accounted for under the pooling-of-
interests method of accounting and accordingly all prior period information has been restated.
   On April 22, 1996, the Company completed the purchase of Post Oak Bank, of Houston, Texas. At the date of closing, Post Oak Bank had assets of $323 million and deposits of $276 million. The transaction was accounted for under the purchase method of accounting.
   On May 21, 1996, the Company completed the purchase of Peoples Bancshares, Inc. ("Peoples"), of Belton, Texas, and its bank subsidiary, Peoples National Bank. At the date of closing, Peoples had assets of $136 million and deposits of $126 million. The transaction was accounted for under the purchase method of accounting.
   On July 16, 1996, the Company completed the acquisition of Royall Financial Corporation ("Royall") of Palestine, Texas, and its bank subsidiary, Royall National Bank of Palestine, with the issuance of 549,986 shares of the Company's common stock. At the date of closing, Royall had assets of $109 million and equity of $11 million. The transaction was accounted for under the pooling-of-interests method of accounting and all prior period information will be restated in the third quarter of 1996.
   On February 21, 1996, the Company signed a definitive agreement to acquire CFB Bancorp, Inc. ("CFB") of Jacksonville, Florida, and its bank subsidiary, Community First Bank. At June 30, 1996, CFB had assets of $313 million and equity of $20 million. It is anticipated that the transaction will close in the third quarter of 1996 and will be accounted for as a purchase.
   On March 14, 1996, the Company signed a definitive agreement to acquire Texas American Bank ("Texas American") of San Antonio, Texas. At June 30, 1996, Texas American had assets of $61 million and equity of $5 million. It is anticipated that the transaction will close in the third quarter of 1996 and will be accounted for under the pooling-of-interests method of accounting.
   The Company announced on May 6, 1996, the signing of a definitive agreement to acquire ProBank of Houston, Texas. At June 30, 1996, ProBank had assets of $62 million and equity of $3 million. It is anticipated that the transaction will close during the third quarter of 1996 and will be accounted for as a purchase.
   On August 5, 1996, the Company signed a definitive agreement to acquire Enterprise National Bank ("Enterprise") of Jacksonville, Florida. At June 30, 1996, Enterprise had assets of $161 million and equity of $12 million. It is anticipated that the transaction will close in the fourth quarter of 1996 and will be accounted for under the pooling-of-interests method of accounting.

NOTE 3 - Impaired Loans

   At June 30, 1996, the recorded investment in loans that are considered impaired under generally accepted accounting principles was $28.2 million, of which $8.4 million were on nonaccrual status. Included in this amount is $27.9 million of impaired loans for which the related allowance for loan losses was $6.6 million and $280,000 of loans that have no related allowance for loan losses. At June 30, 1995, impaired loans totaled $45.7 million.

NOTE 4 - Stock Repurchase

   On April 29, 1996, the Company purchased 1,350,000 shares of its common stock to be reissued in connection with the acquisition of CFB that is expected to close in the third quarter of 1996.

NOTE 5 - Recently Issued Accounting Standards

   In June 1996, the Financial Accounting Standards Board issued Financial Accounting Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("FAS125"). FAS125 provides new accounting and reporting standards for sales, securitization, and servicing of receivables and other financial assets and extinguishments of liabilities establishing new ground rules for determining whether a transfer constitutes a sale and the determination of the resulting gain or loss. The provisions of FAS125 are to be applied to transactions occurring after December 31, 1996, even for transfers of assets pursuant to securitization transactions that previously were established. The Company does not believe that the adoption of FAS125 will have a material impact on its financial position or its results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             Results of Operations

Overview

   Net income for the quarter ended June 30, 1996, increased 8 percent to $30.6 million while net income for the first six months of 1996 increased 27 percent to $67.4 million from the comparable prior year periods. Net income per common share for the second quarter increased 10 percent to $0.79 compared to the same period in 1995 while net income per common share for the first six months of 1996 increased 27 percent to $1.71. Net interest income increased by $7.6 million, or 9 percent, during the second quarter of 1996 and $11.9 million, or 7 percent, during the first six months of the year. Noninterest income and noninterest expense increased 3 percent in the second quarter of 1996 while for the first six months of 1996, noninterest income and noninterest expense increased 28 percent and 1 percent, respectively.
   In February, 1996, the Company completed the acquisition of Flower Mound Bancshares, Inc. ("Flower Mound"), of Dallas, Texas, and its bank subsidiary, Security Bank, for 342,930 shares of the Company's common stock. In April, 1996, the Company completed the acquisition of Equitable BankShares, Inc. ("Equitable"), of Dallas, Texas, and its bank subsidiary, Equitable Bank, for 954,962 shares of the Company's common stock. The acquisition of Flower Mound and Equitable were accounted for under the pooling-of-interests method of accounting and accordingly the financial statements have been restated for all periods to reflect the acquisitions. A complete list of acquisitions is included in "Acquisitions" and "Pending Acquisitions" under Item 1 - Business in the Company's 1995 Form 10-K.

Net Interest Income

   Net interest income for the three months ended June 30, 1996, increased $7.6 million over the second quarter of 1995 to $96.4 million. On a tax-equivalent basis, net interest income increased $7.1 million, or 8 percent. This increase was a result of a $14.0 million, or 8 percent, increase in interest income on a tax-equivalent basis and a $7.0 million, or 7 percent, increase in interest expense. The increase in interest income was due to an increase in average earning assets of $1.0 billion which more than offset a decrease in the average yield on earning assets from 8.36 percent to 8.10 percent. The largest portion of the increase in earning assets occurred in the average balances of loans and investment securities. This increase in the average balance of loans and investment securities was funded by increases in most categories of interest bearing liabilities, specifically a $630 million increase in savings deposits and a $123 million increase in FHLB and other borrowings.
   Interest expense for the three months ended June 30, 1996, increased by $7.0 million, or 7 percent, from the prior year, due principally to a 15 percent increase in average interest bearing deposits partially offset by a 12 basis point decrease in the average rate paid on deposits. Additionally, the average balance of FHLB advances and other borrowings increased 25 percent due to additional net FHLB advances of $175 million in the last half of 1995 while the average balances of federal funds purchased and securities sold under agreements to repurchase decreased by $105 million.
   For the six months ended June 30, 1996, net interest income increased $11.9 million, or 7 percent, over the prior year period to $189.9 million. On a tax-equivalent basis, net interest income increased $11.2 million, or 6 percent. A decrease in the average yield on earning assets from 8.32 percent to 8.16 percent was more than offset by an increase in average earning assets of $895 million resulting in a $30.4 million, or 8 percent, increase in interest income. As noted above, growth in the average balance of deposits and FHLB and other borrowings funded the increase in loans and investment securities.
   Interest expense for the six months ended June 30, 1996, increased by $19.2 million, or 11 percent, from the prior year as the average balance of interest bearing liabilities, primarily interest bearing deposits, increased by 11 percent while the average rate paid on liabilities decreased 2 basis points. The decrease in the average rate paid on interest bearing liabilities resulted from a 7 basis point increase in the rate paid on deposits which was more than offset by a 35 basis point decrease in the rate paid on all other categories of borrowings. The average balances of federal funds purchased and securities sold under agreements to repurchase decreased 3 percent while the average balance of FHLB advances and other borrowings increased by 25 percent as a result of the additional borrowings discussed above.

Net Interest Margin

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the first six months of 1996, the net interest margin, on a tax-equivalent basis, was 3.99 percent compared to 4.16 percent for the same period in 1995. This 17 basis point decrease resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. While the rate paid on interest bearing liabilities declined 2 basis points, the yield on interest earning assets decreased 16 basis points, including a 13 basis point decrease in the yield on loans. The impact of this decline on net interest margin was partially mitigated by a five percent increase in the average balance of noninterest bearing demand deposits. During the first six months of 1996, the positive impact of the Company's use of interest rate contracts continued to decline. While the use of interest rate contracts increased the Company's net interest margin by 2 basis points during the six months ended June 30, 1995, the use of interest rate contracts increased the Company's net interest margin by only 1 basis point during the same period in 1996.
   For the second quarter of 1996, the net interest margin, on a tax-equivalent basis, was 3.97 percent compared to 4.09 percent for the same period in 1995.
A decrease in the average rate earned on interest earning assets from 8.36 percent to 8.10 percent was the major contributor to the decline in the net interest margin. The impact of the 26 basis point decrease in the average rate earned on interest earning assets was partially offset by a 20 basis point decrease in rate paid on interest bearing liabilities from 5.05 percent to 4.85
percent.   During the second quarter of 1996, the Company's net interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by three basis points as compared to a positive impact of two basis points for the same period in 1995.
   The tables on the following page detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the six months and three months ended June 30, 1996, as compared to comparable periods of 1995 (in thousands):

                                               Six Months Ended
                                                 June 30, 1996
                                 ---------------------------------------------
                                  Change
                                   1996                Attributed to
                                    to       ---------------------------------
                                   1995       Volume        Rate        Mix
                                 ---------   ---------   ---------   ---------
Interest income:
  Loans                           $21,206     $24,480     $(2,999)    $  (275)
  Investment securities           (44,013)    (43,286)     (1,856)      1,129
  Investment securities available
   for sale                        50,805      35,301       5,484      10,020
  Trading account securities        1,427       1,651        (129)        (95)
  Fed funds and resale agreements     960       1,557        (345)       (252)
  Time deposits in other banks        (26)        (29)          5          (2)
                                 ---------   ---------   ---------   ---------
    Increase in interest income   $30,359     $19,674     $   160     $10,525
                                 =========   =========   =========   =========
Interest expense:
  Deposits                        $19,147     $14,634     $ 3,904     $   609
  Fed funds purchased and repos    (2,455)       (726)     (1,790)         61
  Other short-term borrowings        (683)       (261)       (446)         24
  FHLB and other borrowings         3,179       4,326        (917)       (230)
                                 ---------   ---------   ---------   ---------
    Increase in interest expense  $19,188     $17,973     $   751     $   464
                                 =========   =========   =========   =========

                                              Three Months Ended
                                                 June 30, 1996
                                 ---------------------------------------------
                                  Change
                                   1996                Attributed to
                                    to       ---------------------------------
                                   1995        Volume       Rate        Mix
                                 ---------   ---------   ---------   ---------
Interest income:
  Loans                           $ 9,581     $13,223     $(3,321)    $  (321)
  Investment securities           (21,256)    (20,857)       (984)        585
  Investment securities available
   for sale                        24,853      18,672       2,143       4,038
  Trading account securities          306         366         (47)        (13)
  Fed funds and resale agreements     578         946        (195)       (173)
  Time deposits in other banks        (14)        (14)         (1)          1
                                 ---------   ---------   ---------   ---------
    Increase in interest income   $14,048     $12,336     $(2,405)    $ 4,117
                                 =========   =========   =========   =========
Interest expense:
  Deposits                        $ 8,427     $ 9,336     $  (998)    $    89
  Fed funds purchased and repos    (2,647)     (1,485)     (1,345)        183
  Other short-term borrowings        (313)        (76)       (243)          6
  FHLB and other borrowings         1,504       2,193        (550)       (139)
                                 ---------   ---------   ---------   ---------
    Increase in interest expense  $ 6,971     $ 9,968     $(3,136)    $   139
                                 =========   =========   =========   =========

Noninterest Income and Noninterest Expense

   For the six months ended June 30, 1996, noninterest income increased $16.8 million, or 28 percent, to $76.9 million. An increase of $3.8 million in investment securities gains, along with a $2.3 million gain on branch sales in the first quarter of the year, represented the majority of the increase. Noninterest income for the second quarter of 1996 increased $900,000, or 3 percent, over the same period in 1995. Service charges on deposit accounts increased $900,000, or 6 percent, while trading account profits and commissions increased $300,000 during the second quarter of 1996. During the first six months of the year, service charges on deposit accounts increased $2.0 million, or 8 percent, and trading account profits and commissions increased $500,000. The increase in service charges resulted from the increase in deposits. The increase in trading account profits and commissions on bond sales and trading activities in the first six months of 1996 was due to increased customer sales activity in the first quarter which declined during the second quarter of the year. It should be noted that changes in the trading account profits and commissions in future quarters cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will or will not continue at their current levels. For the first six months of 1996, trading account profits related specifically to derivative securities were approximately $115,000, consisting of $15,000 of losses related to collateralized mortgage obligations ("CMOs") held in the trading account offset by $130,000 of profits on non-CMO derivative securities, specifically options, futures, and interest rate swaps, caps, and floors. Other noninterest income increased 27 percent during the second quarter of 1996 and 40 percent during the first six months of the year due to increased credit card fee income and increased annuity and mutual fund sales income.
   The components of trading account assets at June 30, 1996, and December 31, 1995, are presented in the following table.

                                        June 30, 1996    December 31, 1995
                                        -------------    -----------------
                                                 (in Thousands)
U.S. Treasury and Government agency      $  48,230           $   54,318
State and political subdivisions             8,279               19,583
Mortgage-backed pass through securities     32,262               16,471
Other securities                             1,526                  396
Derivative securities:
 Collateralized mortgage obligations         8,905                8,472
 Interest rate floors and caps                 639                2,676
 Other options                                  45                  -
                                        -----------          -----------
                                         $  99,886           $  101,916
                                        ===========          ===========


   Noninterest expense increased $2.6 million, or 3 percent, during the second quarter of 1996 over the same period in 1995. For the six months ended June 30, 1996, noninterest expense increased by 1 percent to $153.4 million. Salaries increased $3.3 million, or 10 percent, for the second quarter while employee benefits increased $1.3 million, or 22 percent. During the first six months of 1996, salaries increased by $5.7 million, or 9 percent, while employee benefits increased $1.6 million, or 13 percent. The increase in salaries over 1995 levels was the result of business combinations completed during the second quarter as well as normal business growth and regular merit increases. The increase in employee benefits was due to increased payroll tax expense and other employee benefits associated with acquisitions as well as increased ESOP expense. Net occupancy expense increased 20 percent in the second quarter of 1996 and 7 percent in the first six months of the year due to decreased rental income related to the Company's headquarters and additional depreciation expense. FDIC insurance premiums decreased 76 percent in the second quarter and 80 percent in the first six months from the prior year. The decrease is due to a substantial decrease in the insurance premium rates that became effective in June, 1995. During the first six months of 1996, other noninterest expense decreased $300,000, or 1 percent, due to the absence of legal and other professional services expenses associated with a proxy contest initiated by three directors of the Company during the first quarter of 1995. For the second quarter of the year, noninterest expense increased 2 percent to $23.0 million.
   During 1995 and 1996, Congress has considered various proposals for a one-time special assessment to be charged on all SAIF deposits to fully capitalize the SAIF at 1.25 percent of insured deposits. The proposed amount of the special assessment has been as high as $0.85 per $100 of SAIF deposits. Assuming that a special assessment were applied at the $0.85 rate based upon SAIF insured deposits at June 30, 1996, the Company would incur additional deposit insurance premium expense of approximately $8.4 million which would be charged against current period income. The timing and amount of such an assessment cannot be accurately predicted at this time.

Income Taxes

   Income tax expense increased by $1.1 million, or 7 percent, during the second quarter of 1996 compared to the same period in 1995 and increased $8.7 million, or 30 percent, during the first six months of the year. The effective tax rate for the first six months of 1996 was 36 percent, up from the 35 percent effective tax rate for the same period in 1995.

Provision and Allowance for Loan Losses

   The provision for loan losses for the three months ended June 30, 1996, increased to $4.9 million from the $2.3 million reported for the same period in 1995. For the six months ended June 30, 1996, the provision for loan losses increased $4.6 million. This increase resulted from a $3.5 million increase in net charge-offs during the first six months of 1996 as compared to the prior year period. Net loan charge-offs expressed as an annualized percentage of average loans for the first two quarters of 1996 were 0.25 percent compared with 0.16 percent for the first six months of 1995. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at June 30, 1996, was $115 million compared to $110 million at December 31, 1995. The ratio of the allowance for loan losses to loans outstanding was 1.69 percent at June 30, 1996, down from 1.70 percent at December 31, 1995.

Nonperforming Assets and Past Due Loans

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $30.3 million at June 30, 1996, compared to $23.1 million at December 31, 1995, an increase of 31 percent, as nonaccrual loans increased $7.1 million, or 57 percent. This increase was due in part to nonperforming assets acquired in acquisitions completed during the second quarter of 1996. At June 30, 1996, the allowance for loan losses as a percentage of nonperforming loans was 565 percent as compared to 816 percent at December 31, 1995. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due decreased from 591 percent at December 31, 1995, to 455 percent at June 30, 1996.
   Nonperforming assets as a percentage of total loans and other real estate owned increased to 0.30 percent at June 30, 1996, from 0.21 percent at December 31, 1995. The amount recorded in other repossessed assets at June 30, 1996, was $400,000, down from $500,000 at December 31, 1995. Loans past due ninety days or more but still accruing interest decreased 4 percent from $5.2 million at December 31, 1995, to $4.9 million at June 30, 1996, representing 0.07 percent of total loans and other real estate owned.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

                              Financial Condition

Overview

   Total assets at June 30, 1996, were $10.8 billion, up 3 percent from December 31, 1995. This increase was due principally to a 6 percent increase in loans. Retained earnings remained the primary source of growth for the Company's capital base offset by the repurchase of $47 million of treasury stock to be used in the acquisition of CFB Bancorp, Inc. which is expected to close in the third quarter.

Assets and Funding

   At June 30, 1996, earning assets totaled $9.9 billion, up from $9.7 billion at December 31, 1995, an increase of 3 percent. The mix of earning assets shifted moderately toward loans in the first six months of 1996 with loans comprising 69 percent of total earning assets at June 30, 1996, up from 67 percent at December 31, 1995, while the percentage of earning assets represented by total investment securities remained unchanged at 29 percent. Federal funds sold and securities purchased under agreements to resell decreased $200 million, or 74 percent.
   A $763 million increase in interest bearing deposits during the first six months of 1996 was partially offset by a $545 million decrease in federal funds purchased and securities sold under agreements to repurchase while other short-term borrowings increased $63 million. At June 30, 1996, deposits accounted for 81 percent of the Company's funding, up from 76 percent at year end.

Liquidity and Capital Resources

   Net cash provided by operating activities totaled $70.0 million for the six months ended June 30, 1996. For the first six months of 1996, net cash used by investing activities of $26.9 million consisted of proceeds from maturities of investment securities of $110.0 million, proceeds from maturities of securities available for sale of $312.9 million, proceeds from sales of securities available for sale of $439.4 million and a decrease in federal funds sold and securities purchased under agreements to resell of $249.1 million. Cash outflows consisted of $876.7 million in purchases of investment securities available for sale, a $120.1 million increase in loans outstanding, $73.6 million paid in the acquisition of banks and $46.5 million paid in the sale of branches. Net cash used by financing activities of $82.5 million consisted of the payment of $24.6 million in common stock dividends and the repurchase of treasury stock as well as decreases in securities sold under agreements to repurchase and federal funds purchased, funded in part by additional FHLB advances of $25.0 million as well as increases in deposits and other short-term borrowings.
   Total shareholders' equity at June 30, 1996, was 6.51 percent of total assets compared to 6.87 percent at December 31, 1995, due to the repurchase of treasury stock and the increase in the net unrealized holding loss on available
- -for-sale securities partially offset by earnings retained after payment of dividends on common stock. The change in the unrealized holding loss in the Company's available-for-sale portfolio from December 31, 1995, to June 30, 1996, of $20.8 million has been reflected as a reduction of shareholders' equity. During the first quarter of 1996, the Company issued restricted stock to certain executive officers that vests ratably over the next five years. Due to the fact that the restricted stock is considered issued and outstanding and is reflected in common stock and surplus, shareholders' equity has been reduced by the unvested portion of the stock granted, as required by generally accepted accounting principles.
   The leverage ratio, defined as period-end common equity adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 6.04 percent at June 30, 1996 and 6.74 percent at December 31, 1995. Similarly, the Company's tangible leverage ratio, defined as period-end common equity adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, decreased from 6.55 percent at December 31, 1995 to 5.86 percent at June 30, 1996.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of June 30, 1996, exceeded the target ratios of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at June 30, 1996, were 8.58 percent and 11.51 percent, respectively, compared to 9.90 percent and 13.00 percent at December 31, 1995. The decrease in all capital ratios from December 31, 1995 to June 30, 1996 was due to the $47 million in treasury stock repurchased by the Company in April, 1996, and the additional goodwill and other intangible assets recorded in connection with the acquisition of Peoples Bancshares, Inc. and Post Oak Bank. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 Allowance for Loan Losses/Nonperforming Assets
                                (In Thousands)
                                 (Unaudited)

                                                     Six Months Ended
                                                         June 30
                                               ----------------------------
                                                  1996              1995
                                               ----------        ----------
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                 $ 110,487         $ 110,163
Add: Provision charged to earnings                 8,315             3,758
     Balance due to acquisition/(divestitures)     4,917               -

Deduct: Loans charged off                         10,959             7,874
        Loan recoveries                           (2,644)           (3,108)
                                               ----------        ----------
  Net charge-offs                                  8,315             4,766
                                               ----------        ----------
Balance at end of period                       $ 115,404         $ 109,155
                                               ==========        ==========

Net charge-offs as a percentage of
  average loans (annualized)                      0.25%            0.16%
Recoveries as a percentage of charge-offs        24.13%           39.47%


                                                June 30        December 31
                                                  1996             1995
                                               ----------       ----------
NONPERFORMING ASSETS
Nonaccrual loans                                $  19,555        $  12,463
Renegotiated loans                                    861            1,070
                                               ----------       ----------
  Total nonperforming loans                        20,416           13,533

Other real estate                                   9,895            9,550
                                               ----------       ----------
  Total nonperforming assets                    $  30,311        $  23,083
                                               ==========       ==========

Accruing loans ninety days past due             $   4,944        $   5,163

Other repossessed assets                        $     409        $     501

Allowance for loan losses                       $ 115,404        $ 110,487

Allowance as a percentage of loans                  1.69%            1.70%

Total nonperforming loans as a percentage
  of loans and ORE                                  0.30%            0.21%
Total nonperforming assets as a percentage
  of loans and ORE                                  0.44%            0.36%
Accruing loans ninety days past due as a
  percentage of loans and ORE                       0.07%            0.08%
Allowance for loan losses as a percentage
  of nonperforming loans                          565.26%          816.43%
Allowance for loan losses as a percentage
  of nonperforming assets                         380.73%          478.65%


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                          Page
- -----------------------------------------------------------------    ----

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


August 12, 1996                                          /s/ GARRETT R. HEGEL
- ---------------                                   ---------------------------
      Date                                        By Garrett R. Hegel, as its
                                                      Chief Financial Officer