Form 10-Q
period 1996-09-30
COMPASS BANCSHARES INC
filed 1996-11-14
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 1996            Commission File No. 0-6032

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

                                Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                 Class                  Outstanding at October 31, 1996
       --------------------------       -------------------------------
       Common Stock, $2 Par Value                 40,509,654

                   The number of pages of this report is 21.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                          Page
----------------------------------------------------------------------- ----

Item 1    Financial Statements

        Consolidated Balance Sheets as of September 30, 1996 and
         December 31, 1995                                                3

        Consolidated Statements of Income for the Three and Nine Months
         Ended September 30, 1996 and 1995                                4

        Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1996 and 1995                                      5

        Notes to Consolidated Financial Statements                        7

Item 2  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                          9

PART II.  OTHER INFORMATION
-----------------------------------------------------------------------

Item 6  Exhibits and Reports on Form 8-K


                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                               (In Thousands)
                                 (Unaudited)

                                              September 30    December 31
                                                  1996            1995
                                              ------------    ------------
ASSETS
Cash and due from banks                        $   484,125     $   565,188
Federal funds sold and securities purchased
 under agreements to resell                         94,949         274,347
Interest bearing deposits with other banks             809           1,697
Investment securities (market value of
 $1,165,566 and  $737,163 for 1996 and
 1995, respectively)                             1,162,207         723,132
Investment securities available for sale         2,056,505       2,142,776
Trading account securities                          80,831         101,916

Loans, net of unearned income                    7,274,900       6,572,772
  Allowance for loan losses                       (118,273)       (111,235)
                                               ------------    ------------
     Net loans                                   7,156,627       6,461,537

Premises and equipment, net                        244,009         227,928
Other assets                                       325,317         179,848
                                               ------------    ------------
     Total assets                              $11,605,379     $10,678,369
                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                        $ 1,632,254     $ 1,535,632
    Interest bearing                             7,486,870       6,555,186
                                               ------------    ------------
     Total deposits                              9,119,124       8,090,818

  Federal funds purchased and securities
   sold under agreements to repurchase             660,852       1,071,699
  Other short-term borrowings                      246,692         116,276
  Accrued expenses and other liabilities           199,528          72,069
  FHLB and other borrowings                        602,373         590,044
                                               ------------    ------------
     Total liabilities                          10,828,569       9,940,906

Shareholders' equity:
  Common stock of $2 par value:
    Authorized--100,000,000 shares;
    Issued--40,509,654 shares in 1996 and
     40,325,281 shares in 1995                      81,019          80,651
  Surplus                                           57,768          54,698
  Loans to finance stock purchases                  (5,006)         (5,628)
  Unearned restricted stock                         (1,145)            -
  Net unrealized holding gain (loss) on
   available-for-sale securities                    (8,117)         11,978
  Retained earnings                                652,291         595,764
                                               ------------    ------------
     Total shareholders' equity                    776,810         737,463
                                               ------------    ------------
     Total liabilities and shareholders'
      equity                                   $11,605,379     $10,678,369
                                               ============    ============



                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Income
                     (In Thousands Except Per Share Data)
                                 (Unaudited)

                                  Three Months Ended      Nine Months Ended
                                     September 30           September 30
                               -----------------------  ----------------------
                                  1996         1995        1996        1995
                               ----------   ----------  ----------  ----------
INTEREST INCOME:
  Interest and fees on loans    $153,289     $143,130    $445,384    $412,664
  Interest and dividends on
   investment securities          16,208       32,861      41,943     103,722
  Interest on investment
   securities available
   for sale                       35,354       14,977     106,942      34,649
  Interest on trading account
   securities                      1,356        1,270       4,966       3,470
  Interest on federal funds
   sold and securities
   purchased under agreements
   to resell                       1,924          879       5,181       3,145
  Interest on interest bearing
   deposits with other banks          13           34          52         137
                               ----------   ----------  ----------  ----------
   Total interest income         208,144      193,151     604,468     557,787

INTEREST EXPENSE:
  Interest on deposits            86,078       73,869     244,512     212,953
  Interest on federal funds
   purchased and securities
   sold under agreements to
   repurchase                      7,789       12,528      26,678      33,860
  Interest on other short
   -term borrowings                2,612        3,704       6,735       8,517
  Interest on FHLB and other
   borrowings                      9,895       10,227      30,486      27,643
                               ----------   ----------  ----------  ----------
   Total interest expense        106,374      100,328     308,411     282,973
                               ----------   ----------  ----------  ----------
      Net interest income        101,770       92,823     296,057     274,814
Provision for loan losses          4,433        4,690      12,935       8,478
                               ----------   ----------  ----------  ----------
      Net interest income
       after provision for
       loan losses                97,337       88,133     283,122     266,336

NONINTEREST INCOME:
  Service charges on deposit
   accounts                       15,363       14,352      44,504      41,480
  Trust fees                       4,004        4,102      12,275      11,877
  Trading account profits and
   commissions                     2,820        3,398       9,825       7,575
  Investment securities
   gains (losses), net             1,471         (109)      8,131       2,754
  Other                           13,542       10,582      40,490      29,792
                               ----------   ----------  ----------  ----------
   Total noninterest income       37,200       32,325     115,225      93,478

NONINTEREST EXPENSE:
  Salaries and benefits           46,315       38,705     131,326     116,387
  Net occupancy expense            6,492        5,686      18,787      17,234
  Equipment expense                5,680        5,697      16,617      16,494
  FDIC insurance premium           8,405          317      10,015       8,568
  Other                           27,021       22,763      73,870      69,893
                               ----------   ----------  ----------  ----------
   Total noninterest expense      93,913       73,168     250,615     228,576
                               ----------   ----------  ----------  ----------
   Net income before income
    tax expense                   40,624       47,290     147,732     131,238
Income tax expense                14,815       16,949      53,252      46,561
                               ----------   ----------  ----------  ----------
      NET INCOME                $ 25,809     $ 30,341    $ 94,480    $ 84,677
                               ==========   ==========  ==========  ==========

NET INCOME PER COMMON SHARE        $0.65        $0.75       $2.35       $2.09
Weighted average shares
 outstanding                      39,813       40,613      40,195      40,474
Dividends per common share         $0.32        $0.28       $0.96       $0.84



                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                               (In Thousands)
                                (Unaudited)

                                                       Nine Months Ended
                                                          September 30
                                                 -----------------------------
                                                     1996             1995
                                                 ------------     ------------
Operating Activities:
 Net income                                        $  94,480       $   84,677
Adjustments to reconcile net income to
 cash provided by operations:
  Depreciation and amortization                       25,570           23,590
  Accretion of discount and loan fees                (10,088)         (12,606)
  Provision for loan losses                           12,935            8,478
  Net change in trading account securities            21,085          (27,811)
  Net change in mortgage loans available
   for sale                                            6,328            7,898
  Gain on sale of investment securities               (8,131)          (2,754)
  Gain on sale of premises and equipment                (162)             (66)
  Gain on sale of other real estate owned                (45)            (229)
  Provision for losses on other real estate
   owned                                                 196              307
  Gain on sale of branches                            (2,515)             -
  (Increase) decrease in interest receivable           7,957             (480)
  Increase in other assets                           (84,985)          (9,229)
  Increase (decrease) in interest payable             (2,733)          18,880
  Decrease in taxes payable                           (5,641)            (837)
  Increase (decrease) in other payables              144,287          (11,823)
                                                 ------------     ------------
   Net cash provided by operating activities         198,538           77,995

Investing Activities:
 Proceeds from maturities/calls of investment
  securities                                         166,213          248,306
 Purchases of investment securities                 (340,563)          (3,773)
 Proceeds from sales of securities
  available for sale                                 629,254          602,589
 Proceeds from maturities/calls of
  securities available for sale                      404,308           93,974
 Purchases of securities available for sale       (1,060,434)      (1,197,419)
 Net (increase) decrease in federal funds
  sold and securities purchased
  under agreements to resell                         228,763          (21,176)
 Net increase in loan portfolio                     (259,829)        (475,133)
 Acquisitions, net of cash acquired                  (83,329)             -
 Sale of branches                                    (47,273)             -
 Purchases of premises and equipment                 (21,764)         (21,580)
 Proceeds from sales of premises
  and equipment                                          798              674
 Net decrease in interest bearing
  deposits with other banks                            1,522            2,586
 Proceeds from sales of other
  real estate owned                                    6,583            2,856
                                                 ------------     ------------
   Net cash used by investing activities            (375,751)        (768,096)



                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                               (In Thousands)
                                (Unaudited)

                                                       Nine Months Ended
                                                          September 30
                                                 -----------------------------
                                                     1996             1995
                                                 ------------     ------------
Financing Activities:
 Net increase in demand deposits,
  NOW accounts and savings accounts               $  386,174        $   6,009
 Net increase in time deposits                        89,133          248,490
 Net increase (decrease) in federal funds
  purchased                                         (334,020)         197,231
 Net decrease in securities sold
  under agreements to repurchase                     (80,254)         (46,566)
 Net increase in short-term
  borrowings                                         101,357           91,839
 Issuance of FHLB advances and
  other borrowings                                    14,395          175,000
 Repayment of long-term debt                          (1,347)          (3,109)
 Purchase of treasury shares                         (45,590)             -
 Common dividends paid                               (37,488)         (32,002)
 Dividends paid by acquired banks
  prior to acquisition                                  (330)             -
 Repayment of loans to finance stock
  purchases                                            2,404            1,990
 Proceeds from exercise of stock options               1,716            2,696
                                                 ------------     ------------
   Net cash provided by financing activities          96,150          641,578
                                                 ------------     ------------
Net decrease in cash and due from banks              (81,063)         (48,523)
Cash and due from banks at beginning of period       565,188          517,974
                                                 ------------     ------------
Cash and due from banks at end of period          $  484,125        $ 469,451
                                                 ============     ============

Schedule of noncash investing and
 financing activities:
 Transfers of loans to other real estate owned    $    3,697        $   6,454
 Loans to facilitate the sale of
  other real estate owned                              1,565            1,455
 Loans to finance stock purchases                      1,782            1,779
 Tax benefit realized upon exercise
  of stock options                                        56              117
 Issuance of restricted stock                          1,296              -
 Change in unrealized gain/loss on available
  for sale securities                                (31,396)          13,433
 Transfer of securities available for
  sale to held-to-maturity securities                193,129              -
 Conversion of debentures                                790              -
 Repurchase liability associated with
  treasury stock transaction                           1,427              -
 Issuance of treasury stock upon exercise
  of stock options                                       248              -

 Divestiture of branches:
    Liabilities sold                              $   79,378
    Assets sold                                       29,590
                                                 ------------
       Net liabilities sold                       $   49,788
                                                 ============
 Acquisitions:
    Assets acquired                               $  797,193
    Liabilities assumed                              667,095
                                                 ------------
       Net assets acquired                           130,098
    Treasury stock issued                             46,769
                                                 ------------
       Cash paid                                  $   83,329
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

NOTE 2 - Business Combinations

   On February 1, 1996, the Company completed the acquisition of Flower Mound Bancshares, Inc. ("Flower Mound"), of Dallas, Texas, and its bank subsidiary, Security Bank, with the issuance of 342,930 shares of the Company's common stock. At the date of closing, Flower Mound had assets of $46 million and equity of $5 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   On April 11, 1996, the Company completed the acquisition of Equitable BankShares, Inc. ("Equitable"), of Dallas, Texas, and its bank subsidiary, Equitable Bank, with the issuance of 954,962 shares of the Company's common stock. At the date of closing, Equitable had assets of $184 million and equity
of $13 million.   The transaction was accounted for under the pooling-of-
interests method of accounting and accordingly all prior period information has been restated.
   On April 22, 1996, the Company completed the purchase of Post Oak Bank, of Houston, Texas. At the date of closing, Post Oak Bank had assets of $323 million and deposits of $276 million. The transaction was accounted for under the purchase method of accounting.
   On May 21, 1996, the Company completed the purchase of Peoples Bancshares, Inc. ("Peoples"), of Belton, Texas, and its bank subsidiary, Peoples National Bank. At the date of closing, Peoples had assets of $136 million and deposits of $126 million. The transaction was accounted for under the purchase method of accounting.
   On July 16, 1996, the Company completed the acquisition of Royall Financial Corporation ("Royall") of Palestine, Texas, and its bank subsidiary, Royall National Bank of Palestine, with the issuance of 549,986 shares of the Company's common stock. At the date of closing, Royall had assets of $109 million and equity of $11 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   On August 23, 1996, the Company completed the acquisition of CFB Bancorp, Inc. ("CFB") of Jacksonville, Florida, and its bank subsidiary, Community First Bank, through the issuance of 1,325,957 shares of the Company's common stock. At the date of closing, CFB had assets of $302 million and deposits of $253 million. The transaction was accounted for under the purchase method of accounting.
   On September 27, 1996, the Company completed the acquisition of Texas American Bank ("Texas American") of San Antonio, Texas. At the date of closing, Texas American had assets of $65 million and equity of $5 million, with the issuance of 324,977 shares of the Company's common stock. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   The Company completed the acquisition of ProBank of Houston, Texas, on October 24, 1996. At the date of closing, ProBank had assets of $61 million and deposits of $59 million. The transaction was accounted for under the purchase method of accounting.
   On August 5, 1996, the Company signed a definitive agreement to acquire Enterprise National Bank ("Enterprise") of Jacksonville, Florida. At September 30, 1996, Enterprise had assets of $162 million and equity of $14 million. It is anticipated that the transaction will close in the fourth quarter of 1996 or in the first quarter of 1997 and will be accounted for under the pooling-of-interests method of accounting.

   On September 18, 1996, the Company signed a letter of intent to acquire Horizon Bancorp, Inc. ("Horizon"), and its subsidiary, Horizon Bank & Trust, of Austin, Texas. At September 30, 1996, Horizon had assets of $143 million and equity of $12 million. It is anticipated that the transaction will close in the first quarter of 1997 and will be accounted for under the pooling-of-interests method of accounting.

NOTE 3 - Impaired Loans

   At September 30, 1996, the recorded investment in loans that are considered impaired under generally accepted accounting principles was $27.9 million, of which $10.3 million were on nonaccrual status. Included in this amount is $27.4 million of impaired loans for which the related allowance for loan losses was $5.6 million and $490,000 of loans that have no related allowance for loan losses. At September 30, 1995, impaired loans totaled $41.4 million.

NOTE 4 - Stock Repurchase

   On April 29, 1996, the Company purchased 1,350,000 shares of its common stock, 1,325,957 of which were reissued in connection with the acquisition of CFB which was consummated in the third quarter of 1996.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             Results of Operations

Overview

   Net income for the quarter ended September 30, 1996, decreased 15 percent to $25.8 million while net income for the first nine months of 1996 increased 12 percent to $94.5 million from the comparable prior year periods. Net income per common share for the third quarter declined 13 percent to $0.65 compared to the same period in 1995 while net income per common share for the first nine months of 1996 increased 12 percent to $2.35. Net interest income increased by $8.9 million, or 10 percent, during the third quarter of 1996 and $21.2 million, or 8 percent, during the first nine months of the year. Noninterest income and noninterest expense increased 15 percent and 28 percent, respectively, in the third quarter of 1996 while for the first nine months of 1996, noninterest income and noninterest expense increased 23 percent and 10 percent, respectively.
   In February, 1996, the Company completed the acquisition of Flower Mound Bancshares, Inc. ("Flower Mound"), of Dallas, Texas, and its bank subsidiary, Security Bank, with the issuance of 342,930 shares of the Company's common stock. In April, 1996, the Company completed the acquisition of Equitable BankShares, Inc. ("Equitable"), of Dallas, Texas, and its bank subsidiary, Equitable Bank, by issuing 954,962 shares of the Company's common stock. In July, 1996, the Company issued 549,986 shares of its common stock to acquire Royall Financial Corporation ("Royall") of Palestine, Texas, and its bank subsidiary, Royall National Bank of Palestine. The Company issued 324,977 shares of its common stock in the acquisition of Texas American Bank ("Texas American") of San Antonio, Texas in September, 1996. These acquisitions were accounted for under the pooling-of-interests method of accounting and, accordingly, the financial statements have been restated for all periods to reflect the acquisitions. A complete list of acquisitions is included in Note 2
- Business Combinations in the Notes to the Consolidated Financial Statements and in "Acquisitions" and "Pending Acquisitions" under Item 1 - Business in the Company's 1995 Form 10-K.

Net Interest Income

   Net interest income for the three months ended September 30, 1996, increased $8.9 million over the third quarter of 1995 to $101.8 million. On a tax-equivalent basis, net interest income increased $8.8 million, or 9 percent. This increase was a result of a $14.8 million, or 8 percent, increase in interest income on a tax-equivalent basis and a $6.0 million, or 6 percent, increase in interest expense. The increase in interest income was due to an increase in average earning assets of $947 million which more than offset a decrease in the average yield on earning assets from 8.26 percent to 8.09 percent. The largest portion of the increase in earning assets occurred in the average balances of loans and investment securities. The increases in the average balances of loans and investment securities were funded by increases in all categories of deposits.
   Interest expense for the three months ended September 30, 1996, increased by $6.0 million, or 6 percent, from the prior year, due principally to a 19 percent increase in average interest bearing deposits partially offset by a 10 basis point decrease in the average rate paid on deposits. The average balance of all other categories of interest bearing liabilities decreased during the quarter with federal funds purchased and securities sold under agreements to repurchase declining by $275 million, or 31 percent.
   For the nine months ended September 30, 1996, net interest income increased $21.2 million, or 8 percent, over the prior year period to $296.1 million. On a tax-equivalent basis, net interest income increased $20.8 million, or 7 percent. A decrease in the average yield on earning assets from 8.29 percent to 8.14 percent was more than offset by an increase in average earning assets of $919 million resulting in a $46.2 million, or 8 percent, increase in interest income. As noted above, growth in the average balance of deposits funded the increase in loans and investment securities.
   Interest expense for the nine months ended September 30, 1996, increased by $25.4 million, or 9 percent, from the prior year as the average balance of interest bearing liabilities, primarily interest bearing deposits, increased by 11 percent while the average rate paid on liabilities decreased 8 basis points. The decrease in the average rate paid on interest bearing liabilities resulted from a 2 basis point increase in the rate paid on deposits which was more than offset by a 31 basis point decrease in the rate paid on all other categories of borrowings. The average balances of federal funds purchased and securities sold under agreements to repurchase decreased 13 percent while the average balance of FHLB advances and other borrowings increased by 14 percent as a result of the additional borrowings issued in the latter half of 1995.

Net Interest Margin

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the first nine months of 1996, the net interest margin, on a tax-equivalent basis, was 4.01 percent compared to 4.11 percent for the same period in 1995. This 10 basis point decrease resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. While the rate paid on interest bearing liabilities declined 8 basis points, the yield on interest earning assets decreased 15 basis points, including a 12 basis point decrease in the yield on loans. The impact of this decline on net interest margin was partially mitigated by a seven percent increase in the average balance of noninterest bearing demand deposits. During the first nine months of 1996, the positive impact of the Company's use of interest rate contracts continued to decline. While the use of interest rate contracts increased the Company's net interest margin by three basis points during the nine months ended September 30, 1995, the use of interest rate contracts increased the Company's net interest margin by only one basis point during the same period in 1996.
   For the third quarter of 1996, the net interest margin, on a tax-equivalent basis, was 3.98 percent compared to 3.99 percent for the same period in 1995.
A decrease in the average rate earned on interest earning assets from 8.26 percent to 8.09 percent was the major contributor to the decline in the net interest margin. The impact of a 17 basis point decrease in the average rate earned on interest earning assets was effectively offset by a 20 basis point decrease in rate paid on interest bearing liabilities from 5.03 percent to 4.83 percent. During the third quarter of 1996, the Company's net interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by one basis point as compared to a positive impact of three basis points for the same period in 1995.
   The tables on the following page detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the nine months and three months ended September 30, 1996, as compared to comparable periods of 1995 (in thousands):

                                              Nine Months Ended
                                              September 30, 1996
                                 ----------------------------------------------
                                  Change
                                   1996                Attributed to
                                    to        ---------------------------------
                                   1995        Volume       Rate         Mix
                                 ---------    ---------   ---------   ---------
Interest income:
 Loans                            $32,500      $38,212     $(5,229)    $  (483)
 Investment securities            (62,075)     (61,021)     (2,477)      1,423
 Investment securities
  available for sale               72,352       53,000       7,651      11,701
 Trading account securities         1,511        2,058        (345)       (202)
 Fed funds and resale agreements    2,037        2,882        (441)       (404)
 Time deposits in other banks         (85)         (92)         22         (15)
                                 ---------    ---------   ---------   ---------
  Increase in interest income     $46,240      $35,039     $  (819)    $12,020
                                 =========    =========   =========   =========
Interest expense:
 Deposits                         $31,559      $30,537     $   894     $   128
 Fed funds purchased and repos     (7,182)      (4,560)     (3,030)        408
 Other short-term borrowings       (1,782)      (1,211)       (666)         95
 FHLB and other borrowings          2,843        3,993      (1,005)       (145)
                                 ---------    ---------   ---------   ---------
  Increase in interest expense    $25,438      $28,759     $(3,807)    $   486
                                 =========    =========   =========   =========

                                              Three Months Ended
                                              September 30, 1996
                                 ----------------------------------------------
                                  Change
                                   1996                Attributed to
                                    to        ---------------------------------
                                   1995        Volume        Rate        Mix
                                 ---------    ---------   ---------   ---------
Interest income:
 Loans                            $10,101      $13,012     $(2,669)    $  (242)
 Investment securities            (16,721)     (16,277)       (860)        416
 Investment securities
  available for sale               20,377       16,044       2,092       2,241
 Trading account securities            84          397        (239)        (74)
 Fed funds and resale agreements    1,046        1,272         (92)       (134)
 Time deposits in other banks         (21)         (22)          3          (2)
                                 ---------    ---------   ---------   ---------
  Increase in interest income     $14,866      $14,426     $(1,765)    $ 2,205
                                 =========    =========   =========   =========
Interest expense:
 Deposits                         $12,209      $14,273     $(1,730)    $  (334)
 Fed funds purchased and repos     (4,739)      (3,836)     (1,302)        399
 Other short-term borrowings       (1,092)        (943)       (200)         51
 FHLB and other borrowings           (332)        (255)        (79)          2
                                 ---------    ---------   ---------   ---------
  Increase in interest expense    $ 6,046      $ 9,239     $(3,311)    $   118
                                 =========    =========   =========   =========


Noninterest Income and Noninterest Expense

   For the nine months ended September 30, 1996, noninterest income increased $21.8 million, or 23 percent, to $115.2 million. An increase of $5.4 million in investment securities gains, along with a $2.5 million gain on branch sales in the first quarter of the year and a $3.2 million increase in retail investment sales income, represented the majority of the increase. During the first nine months of the year, service charges on deposit accounts increased $3.0 million, or 7 percent, and trading account profits and commissions increased $2.3 million. Noninterest income for the third quarter of 1996 increased $4.9 million, or 15 percent, over the same period in 1995. Service charges on deposit accounts increased $1.0 million, or 7 percent, while investment securities gains increased $1.6 million during the third quarter of 1996. The increase in service charges resulted from the increase in deposits. The increase in trading account profits and commissions on bond sales and trading activities in the first nine months of 1996 was due to increased customer sales activity in the first quarter which declined during the third quarter of the year. It should be noted that changes in the trading account profits and commissions in future quarters cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will or will not continue at their current levels. For the first nine months of 1996, trading account profits related specifically to derivative securities were approximately $615,000, consisting of $270,000 of profits related to collateralized mortgage obligations ("CMOs") held in the trading account and $345,000 of profits on non-CMO derivative securities, specifically options, futures, and interest rate swaps, caps, and floors.
Other noninterest income increased 28 percent during the third quarter of 1996 and 36 percent during the first nine months of the year due to the aforementioned gain on branch sales and increased retail investment sales income.
   The components of trading account assets at September 30, 1996, and December 31, 1995, are presented in the following table.

                                       September 30, 1996  December 31, 1995
                                       ------------------  -----------------
                                                 (in Thousands)
U.S. Treasury and Government agency        $  31,053         $   54,318
State and political subdivisions               5,443             19,583
Mortgage-backed pass through
 securities                                   27,794             16,471
Other securities                                 280                396
Derivative securities:
  Collateralized mortgage obligations         15,475              8,472
  Interest rate floors and caps                  678              2,676
  Other options                                  108                -
                                          -----------        -----------
                                           $  80,831         $  101,916
                                          ===========        ===========


   Noninterest expense increased $20.7 million, or 28 percent, during the third quarter of 1996 over the same period in 1995. For the nine months ended September 30, 1996, noninterest expense increased by 10 percent to $250.6 million. Salaries increased $4.8 million, or 14 percent, for the third quarter while employee benefits increased $2.8 million, or 57 percent. During the first nine months of 1996, salaries increased by $10.6 million, or 11 percent, while employee benefits increased $4.4 million, or 25 percent. The increase in salaries over 1995 levels was the result of business combinations completed during the second and third quarters and normal business growth as well as regular merit increases and increased executive incentive expense. The increase in employee benefits was due to increased payroll tax expense and other employee benefits associated with acquisitions as well as increased ESOP and pension plan expense. Net occupancy expense increased 14 percent in the third quarter of 1996 and 9 percent in the first nine months of the year due to decreased rental income related to the Company's headquarters and additional depreciation expense. FDIC insurance premiums increased $8.1 million in the third quarter and $1.4 million in the first nine months from the prior year. The increase is due to the special one-time Savings Association Insurance Fund ("SAIF") assessment of $7.6 million recorded during the third quarter partially offset by a substantial decrease in the insurance premium rates that became effective in June, 1995. During the first nine months of 1996, other noninterest expense increased $4.0 million, or 6 percent, due to increases in marketing and acquisition expenses as well as increased amortization expense resulting from increased intangibles related to acquisitions partially offset by the absence of legal and other professional services expenses associated with a proxy contest initiated by three directors of the Company during the first quarter of 1995. For the third quarter of the year, other noninterest expense increased 19 percent to $27.0 million.

Income Taxes

   Income tax expense decreased by $2.1 million, or 13 percent, during the third quarter of 1996 compared to the same period in 1995 due to the 14 percent decrease in pre-tax income. Income tax expense increased $6.7 million, or 14 percent, during the first nine months of the year. The effective tax rate for the first nine months of 1996 was 36 percent, up from the 35 percent effective tax rate for the same period in 1995.

Provision and Allowance for Loan Losses

   The provision for loan losses for the three months ended September 30, 1996, increased five percent from the same period in 1995. For the nine months ended September 30, 1996, the provision for loan losses increased $4.5 million. This increase resulted from a $4.6 million increase in net charge-offs during the first nine months of 1996 as compared to the prior year period. Net loan charge-offs expressed as an annualized percentage of average loans for the first three quarters of 1996 were 0.25 percent compared with 0.18 percent for the first nine months of 1995. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at September 30, 1996, was $118 million compared to $111 million at December 31, 1995. The ratio of the allowance for loan losses to loans outstanding was 1.63 percent at September 30, 1996, down from 1.69 percent at December 31, 1995.

Nonperforming Assets and Past Due Loans

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $30.9 million at September 30, 1996, compared to $23.2 million at December 31, 1995, an increase of 34 percent, as nonaccrual loans increased $9.8 million. This increase was due in part to nonperforming assets acquired in acquisitions completed during the second quarter of 1996.
At September 30, 1996, the allowance for loan losses as a percentage of nonperforming loans was 474 percent as compared to 817 percent at December 31, 1995. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due decreased from 592 percent at December 31, 1995, to 386 percent at September 30, 1996.
   Nonperforming assets as a percentage of total loans and other real estate owned increased to 0.43 percent at September 30, 1996, from 0.35 percent at December 31, 1995. The amount recorded in other repossessed assets at September 30, 1996, was $484,000, down from $523,000 at December 31, 1995.
Loans past due ninety days or more but still accruing interest increased 9 percent from $5.2 million at December 31, 1995, to $5.7 million at September 30, 1996, representing 0.08 percent of total loans and other real estate owned.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

                              Financial Condition

Overview

   Total assets at September 30, 1996, were $11.6 billion, up 9 percent from December 31, 1995. This increase was due principally to an 11 percent increase in loans. Retained earnings remained the primary source of growth for the Company's capital base.

Assets and Funding

   At September 30, 1996, earning assets totaled $10.7 billion, up from $9.8 billion at December 31, 1995, an increase of 9 percent. The mix of earning assets shifted moderately toward loans and investment securities in the first nine months of 1996 with loans comprising 68 percent of total earning assets at September 30, 1996, up from 67 percent at December 31, 1995, while the percentage of earning assets represented by total investment securities increased to 30 percent from 29 percent. Federal funds sold and securities purchased under agreements to resell decreased $179 million, or 65 percent. The $145 million increase in other assets resulted from receivables related to sales of available-for-sale securities that had not settled at September 30, 1996.
   A $932 million increase in interest bearing deposits during the first nine months of 1996 was partially offset by a $411 million decrease in federal funds purchased and securities sold under agreements to repurchase while other short-term borrowings increased $130 million. Accrued expenses and other liabilities increased $127 million due to a $133 million payable resulting from securities purchases transacted near the end of the quarter that had not settled at September 30, 1996. At September 30, 1996, deposits accounted for 79 percent of the Company's funding, up from 76 percent at year end.

Liquidity and Capital Resources

   Net cash provided by operating activities totaled $198.5 million for the nine months ended September 30, 1996. For the first nine months of 1996, net cash used by investing activities of $375.8 million consisted of proceeds from maturities of investment securities of $166.2 million, proceeds from maturities of securities available for sale of $404.3 million, proceeds from sales of securities available for sale of $629.3 million and a decrease in federal funds sold and securities purchased under agreements to resell of $228.8 million. Cash outflows consisted of $1.1 billion in purchases of investment securities available for sale, $340.6 million in purchases of held-to-maturity investment securities, a $260.0 million increase in loans outstanding, $83.3 million paid in the acquisition of banks and $47.3 million paid in the sale of branches. Net cash provided by financing activities of $96.2 million consisted of increases in deposits and other short-term borrowings reduced by the payment of $37.5 million in common stock dividends and the repurchase of $45.6 million of treasury stock as well as decreases in securities sold under agreements to repurchase and federal funds purchased.
   Total shareholders' equity at September 30, 1996, was 6.69 percent of total assets compared to 6.91 percent at December 31, 1995, due to the increase in the net unrealized holding loss on available-for-sale securities partially offset by earnings retained after payment of dividends on common stock. The change in the unrealized holding loss in the Company's available-for-sale portfolio from December 31, 1995, to September 30, 1996, of $20.1 million has been reflected as a reduction of shareholders' equity. The Company issued treasury stock totaling $46 million in connection with the acquisition of CFB Bancorp, Inc. in August, 1996. During the first quarter of 1996, the Company issued restricted stock to certain executive officers that vests ratably over the next five years. Due to the fact that the restricted stock is considered issued and outstanding and is reflected in common stock and surplus, shareholders' equity has been reduced by the unvested portion of the stock granted, as required by generally accepted accounting principles.
   The leverage ratio, defined as period-end common equity adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 6.20 percent at September 30, 1996 and 6.74 percent at December 31, 1995.
Similarly, the Company's tangible leverage ratio, defined as period-end common equity adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, decreased from 6.55 percent at December 31,
1995 to 6.06 percent at September 30, 1996.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of September 30, 1996, exceeded the target ratios of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at September 30, 1996, were 8.69 percent and 11.53 percent, respectively, compared to 10.10 percent and 13.17 percent at December 31, 1995. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying
subordinated debt.   The additional goodwill and other intangible assets
recorded in connection with the acquisition of Peoples Bancshares, Inc., Post Oak Bank, and CFB Bancorp, Inc. negatively impacted the Company's capital ratios. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 Allowance for Loan Losses/Nonperforming Assets
                                (In Thousands)
                                 (Unaudited)

                                                    Nine Months Ended
                                                      September 30
                                               ----------------------------
                                                  1996             1995
                                               -----------      -----------
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                 $  111,235        $ 110,958
Add: Provision charged to earnings                 12,935            8,478
     Balance due to acquisition/(divestitures)      6,973              -
Deduct: Loans charged off                          17,026           13,017
        Loan recoveries                            (4,156)          (4,713)
                                               -----------      -----------
  Net charge-offs                                  12,870            8,304
                                               -----------      -----------
Balance at end of period                       $  118,273        $ 111,132
                                               ===========      ===========

Net charge-offs as a percentage of
  average loans (annualized)                        0.25%            0.18%
Recoveries as a percentage of charge-offs          24.41%           36.21%


                                              September 30      December 31
                                                  1996             1995
                                              ------------      -----------
NONPERFORMING ASSETS
Nonaccrual loans                               $   22,386        $  12,538
Renegotiated loans                                  2,546            1,070
                                               -----------       ----------
  Total nonperforming loans                        24,932           13,608
Other real estate                                   6,014            9,550
                                               -----------       ----------
  Total nonperforming assets                   $   30,946        $  23,158
                                               ===========       ==========

Accruing loans ninety days past due            $    5,655        $   5,181

Other repossessed assets                       $      484        $     523

Allowance for loan losses                      $  118,273        $ 111,235

Allowance as a percentage of loans                  1.63%            1.69%
Total nonperforming loans as a percentage
  of loans and ORE                                  0.34%            0.21%
Total nonperforming assets as a percentage
  of loans and ORE                                  0.43%            0.35%
Accruing loans ninety days past due as a
  percentage of loans and ORE                       0.08%            0.08%
Allowance for loan losses as a percentage
  of nonperforming loans                          474.38%          817.42%
Allowance for loan losses as a percentage
  of nonperforming assets                         382.19%          480.33%



                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                                Page
---------------------------------------------------------------------      ----

Item 6    Exhibits and Reports on Form 8-K

(a)  Exhibits

(10)(a)   Compass Bancshares, Inc. 1982 Long Term Incentive Plan
          (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form S-8 filed June 15, 1983, with the Securities and Exchange Commission)

(10)(b)   Compass Bancshares, Inc. 1989 Long Term Incentive Plan
          (incorporated by reference to Exhibit 28 to the Company's Registration Statement on Form S-8 filed February 21, 1991, with the Securities and Exchange Commission)

(10)(c)   Compass Bancshares, Inc. 1996 Long Term Incentive Plan
          (incorporated by reference to Exhibit 4(g) to the Company's Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Securities and Exchange Commission)

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

(10)(i) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to
          Exhibit 10(i) to the Company's Registration Statement on Form S-4, Registration No. 333-15373, filed November 1, 1996, with the Securities and Exchange Commission)

(11)      Computation of Per Share Earnings                                  20

(12)      Ratio of Earnings to Fixed Charges                                 21

(27)      Financial Data Schedule

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                                Page
---------------------------------------------------------------------      ----

Item 6    Exhibits and Reports on Form 8-K (continued)

(b)  Reports on Form 8-K

   None

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 12, 1996                                     /s/ GARRETT R. HEGEL
-----------------                              ---------------------------
       Date                                    By Garrett R. Hegel, as its
                                                   Chief Financial Officer