Form 10-K
period 1996-12-31
COMPASS BANCSHARES INC
filed 1997-03-20
CIK 18568

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996          COMMISSION FILE NO. 0-6032

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

As of January 31, 1997, the aggregate market value of voting stock held by non-affiliates was $1,717,103,850.

Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                     CLASS                    OUTSTANDING AT JANUARY 31, 1997
                     -----                    -------------------------------
          Common Stock, $2 Par Value                     41,626,760
      DOCUMENTS INCORPORATED BY REFERENCE    PART OF 10-K IN WHICH INCORPORATED
      -----------------------------------    ----------------------------------
    Proxy Statement for 1997 annual meeting               Part III
     except for information referred to in
        Item 402(a)(8) of Regulation S-K

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

  In addition to Compass Bank, the Company also owns Compass Bank, a Florida state member bank headquartered in Jacksonville, Florida ("Compass Bank-Florida"), Central Bank of the South, an Alabama banking corporation headquartered in Anniston, Alabama, and Compass Banks of Texas, Inc., a Delaware bank holding company ("Compass of Texas"), which owns Compass Bank, a Texas state non-member bank headquartered in Houston, Texas ("Compass Bank-Texas"). The bank subsidiaries of the Company and Compass of Texas are referred to collectively herein as the "Subsidiary Banks". Compass of Texas also owns River Oaks Trust Company with offices in Houston and Dallas, Texas.

  The principal role of the Company is to supervise and coordinate the activities of its subsidiaries and to provide them with capital and services of various kinds. The Company derives substantially all of its income from dividends from its subsidiaries. Such dividends are determined on an individual basis, generally in relation to each subsidiary's earnings and capital position.

SUBSIDIARY BANKS

  Compass Bank conducts a general commercial banking and trust business at 87 locations in 45 communities in Alabama. Compass Bank-Texas conducts a general commercial banking business from 42 banking offices in Houston, 24 banking offices in the Dallas-Ft. Worth area, 16 banking offices in San Antonio, and 6 banking offices in Central and East Texas. River Oaks Trust Company offers a full range of trust services to customers in Texas through its offices in Houston and Dallas. Compass Bank-Florida conducts a general commercial banking business from 5 locations in Pensacola, Florida, 22 locations in Jacksonville, Florida and 6 locations in Ft. Walton Beach and Destin, Florida.

  The Subsidiary Banks perform banking services customary for full service banks of similar size and character for their customers in Alabama, Texas, and Northeastern and Northwestern Florida. Such services include receiving demand and time deposit accounts, making personal and commercial loans and furnishing personal and commercial checking accounts. The Asset Management Division of Compass Bank and River Oaks Trust Company offer customers in Alabama, Texas, North Carolina, Georgia and Florida a variety of fiduciary services, including the administration and investment of funds of estates, trusts and employee benefit plans. Other trust services include custodial and portfolio management services, and acting as fiscal and paying agent and trustee under corporate and government trust indentures. Through Compass Bancshares Insurance, Inc., a wholly-owned subsidiary of Compass Bank, the Subsidiary Banks make available to their customers and others, as agent for a variety of insurance companies, term life insurance, fixed-rate annuities and other insurance products.

  The Subsidiary Banks provide correspondent banking services including audit services, educational seminars, operational and investment services to approximately 1,000 financial institutions located throughout the United States. Through the Correspondent and Investment Services Division of Compass Bank, the Subsidiary Banks distribute or make available a variety of investment services and products to institutional and individual investors including institutional sales, bond accounting, safekeeping and interest rate risk analysis services. Through Compass Brokerage, Inc., a wholly-owned subsidiary of Compass Bank, the Subsidiary Banks also provide discount brokerage services, mutual funds, and variable and fixed-rate annuities to individuals and businesses. Through Compass Bank's wholly-owned subsidiary, Compass Financial Corporation, the Subsidiary Banks provide lease financing services to individuals and businesses.

NONBANKING SUBSIDIARIES

  Through wholly-owned subsidiaries, the Company is engaged in providing insurance products to customers of the Subsidiary Banks and owning real estate for bank premises. Revenues from operation of these subsidiaries do not presently constitute a significant portion of the Company's total operating revenues. The Company may subsequently engage in other activities permissible for registered bank holding companies when suitable opportunities develop. Any proposal for such further activities is subject to approval by appropriate regulatory authorities. (See "Supervision and Regulation".)

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

  Since the Company first expanded to Texas in 1987 and to Florida in 1991, the Company has acquired 36 financial institutions and numerous branch offices in Texas and Florida. A list of the acquisitions completed during the past three years with their asset size and closing dates follows (in thousands):

                                           Assets    Method of
Acquisition                      Date     Acquired   Accounting
-----------                    ---------  ---------  ----------
1st Performance National Bank    1-27-94   $278,000   Purchase
Jacksonville, Florida
Security Bank, N.A.               5-1-94    $76,000   Pooling
Houston, Texas
Southwest Bankers, Inc.           3-7-95   $142,000   Pooling
San Antonio, Texas
Flower Mound Bancshares, Inc.     2-1-96    $46,000   Pooling
Dallas, Texas
Equitable BankShares, Inc.       4-11-96   $184,000   Pooling
Dallas, Texas
Post Oak Bank                    4-22-96   $323,000   Purchase
Houston, Texas
Peoples Bancshares, Inc.         5-21-96   $136,000   Purchase
Belton, Texas
Royall Financial Corporation     7-16-96   $109,000   Pooling
Palestine, Texas
CFB Bancorp, Inc.                8-23-96   $302,000   Purchase
Jacksonville, Florida
Texas American Bank              9-27-96    $65,000   Pooling
San Antonio, Texas
ProBank                         10-24-96    $61,000   Purchase
Houston, Texas

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

  On July 16, 1996, the Company completed the acquisition of Royall Financial Corporation ("Royall"), of Palestine, Texas, and its bank subsidiary, Royall National Bank of Palestine, with the issuance of 549,986 shares of the Company's common stock. At the date of closing, Royall had assets of $109 million and equity of $11 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.

  On August 23, 1996, the Company completed the acquisition of CFB Bancorp, Inc. ("CFB"), of Jacksonville, Florida, and its bank subsidiary, Community First Bank, through the issuance of 1,325,957 shares of the Company's common stock. At the date of closing, CFB had assets of $302 million and deposits of $253 million. The transaction was accounted for under the purchase method of accounting.

  On September 27, 1996, the Company completed the acquisition of Texas American Bank ("Texas American"), of San Antonio, Texas, with the issuance of 324,977 shares of the Company's common stock. At the date of closing, Texas American had assets of $65 million and equity of $5 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.

  The Company completed the acquisition of ProBank, of Houston, Texas, on October 24, 1996. At the date of closing, ProBank had assets of $61 million and deposits of $59 million. The transaction was accounted for under the purchase method of accounting.

  On January 15, 1997, the Company completed the acquisition of Enterprise National Bank ("Enterprise"), of Jacksonville, Florida, with the issuance of 1,080,740 shares of the Company's common stock. At the date of closing, Enterprise had assets of $171 million and equity of $18 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information will be restated in the first quarter of 1997.

PENDING ACQUISITIONS

  On September 18, 1996, the Company signed a letter of intent to acquire Horizon Bancorp, Inc. ("Horizon"), and its subsidiary, Horizon Bank & Trust, of Austin, Texas. At December 31, 1996, Horizon had assets of $147 million and equity of $11 million. It is anticipated that the transaction will close in the first quarter of 1997 and will be accounted for under the pooling-of-interests method of accounting.

  The Company signed a definitive agreement on October 3, 1996, to acquire Greater Brazos Valley Bancorp, Inc. ("Greater Brazos"), and its subsidiary, Commerce National Bank, of College Station, Texas. At

December 31, 1996, Greater Brazos had assets of $61 million and equity of $3 million. It is anticipated that the transaction will close in the first or second quarter of 1997 and will be accounted for under the pooling-of-interests method of accounting.

  On January 14, 1997, the Company signed a letter of intent to acquire Central Texas Bancorp, Inc. ("Central Texas"), and its subsidiary, Texas National Bank of Waco, of Waco, Texas. At December 31, 1996, Central Texas had assets of $213 million and equity of $18 million. It is anticipated that the transaction will close in the second quarter of 1997 and will be accounted for under the pooling-of-interests method of accounting.

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

  There is significant competition among bank holding companies in most of the markets served by the Subsidiary Banks. The Company believes that intense competition for banking business among bank holding companies in Alabama, Texas, and Florida will continue and that during 1997 the competition may further intensify if additional regional bank holding companies enter such states through the acquisition of local bank holding companies or savings and loan institutions and with continued consolidation of savings and loan institutions with and into bank holding companies. Competition among bank holding companies is also significant in Texas where Compass Bank-Texas is located in major metropolitan markets having populations of 4.2 million, 4.0 million, and 1.4 million people. Compass Bank-Texas is small in terms of assets and deposits in comparison with the super-regional banks it competes with in Houston, Dallas, and San Antonio. Likewise, in Jacksonville, Pensacola and Fort Walton Beach, Florida, Compass Bank-Florida encounters intense competition from other financial institutions that are substantially larger in terms of assets and deposits.

EMPLOYEES

  At December 31, 1996, the Company and its subsidiaries employed approximately 4,800 persons. The Company and its subsidiaries provide a variety of benefit programs including group life, health, accident, and other insurance, retirement and stock ownership plans. The Company also maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility.

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

  The BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all the assets of any bank or ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of any such bank. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") facilitates branching and the establishment of agency relationships across state lines and permits, commencing one year after enactment, bank holding companies to acquire banks located in any state without regard to whether the transaction is prohibited under any state law, subject to certain state provisions, including the establishment by states of a minimum age of their local banks subject to interstate acquisition of out-of-state bank holding companies. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years.

  The States of Alabama, Florida, and Texas, where the Company currently operates banking subsidiaries, each have laws relating specifically to acquisitions of banks, bank holding companies, and other types of financial institutions in those states by financial institutions that are based in, and not based in, those states. In 1995, the State of Alabama enacted an interstate banking act. In general, the Alabama statute implements the Interstate Act, specifying five years as the minimum age of banks which may be acquired and participating in interstate branching beginning May 31, 1997. Texas and Florida law currently permits out-of-state bank holding companies to acquire banks in Texas and Florida regardless of where the acquiror is based, subject to the satisfaction of various provisions of state law, including the requirement that the bank to be acquired has been in existence at least five years in Texas and two years in Florida.

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

  At December 31, 1996, the Subsidiary Banks were "well capitalized", and were not subject to any of the foregoing restrictions, including, without limitation, those relating to brokered deposits. The Subsidiary Banks do not rely upon brokered deposits as a primary source of deposit funding, although such deposits are sold through the Correspondent and Investment Services Division of Compass Bank.

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

  On September 30, 1996, Congress enacted the Deposit Insurance Fund Act of 1996 which required a one-time special assessment to be charged on all SAIF deposits to fully capitalize the SAIF at 1.25 percent of insured deposits. The special assessment required a payment of $0.657 per $100 of SAIF deposits. The Company incurred additional deposit insurance premium expense of approximately $7.2 million which was charged against current period income.

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

  Compass Bank, organized under the laws of the State of Alabama, is a member of the Federal Reserve System. As such, it is supervised, regulated and regularly examined by the Alabama State Banking Department and the Federal Reserve. Compass Bank-Florida is a Florida-chartered bank which is also a member of the Federal Reserve System. It is supervised, regulated and regularly examined by the Florida Department of Banking and Finance and the Federal Reserve. Compass Bank-Texas is organized under the laws of the State of Texas and is a state bank that is not a member of the Federal Reserve System. Compass Bank-Texas is supervised, regulated and regularly examined by the Department of Banking of the State of Texas and the FDIC. The Subsidiary Banks, as participants in the BIF and the SAIF of the FDIC, are subject to the provisions of the Federal Deposit Insurance Act and to examination by and regulations of the FDIC.

  Compass Bank is governed by Alabama laws restricting the declaration and payment of dividends to 90 percent of annual net income until its surplus funds equal at least 20 percent of capital stock. Compass Bank has surplus in excess of this amount. Compass Bank-Texas, governed by the laws of the State of Texas, is, under certain circumstances, restricted in the declaration and payment of dividends to the extent that before declaring any dividends, it must transfer to its "certified surplus" accounts an amount not less than 10 percent of the net profits earned since the last dividend was declared, except that there is no requirement for a transfer to certified surplus of a sum which would increase the certified surplus to more than the capital stock of the bank. Compass Bank-Florida, governed by the laws of the State of Florida, may declare and pay dividends not to exceed the current period's net profits combined with the net retained profits of the previous two years -- after charging off bad debts, depreciation, and other worthless assets and after making provision for reasonably anticipated future losses on loans and other assets -- and may, with the approval of the Department of Banking and Finance of the State of Florida, declare quarterly, semiannual, or annual dividends, in any amounts deemed expedient by the board of directors, from retained net profits which accrued during the preceding two years; provided that, prior to declaring any dividend, the bank shall carry 20 percent of its net profits for such preceding period as is covered by the dividend to its surplus fund until such surplus fund shall at least equal the amount of the bank's common stock and any preferred stock then issued and outstanding. Compass Bank-Florida may not declare any dividend at any time at which its net income from the current year combined with retained net income for the preceding two years is a loss or which would cause the capital accounts of the bank to fall below any written agreement with the Florida Department of Banking and Finance or any federal regulatory agency. Compass Bank-Florida has no such written agreements with the Florida Department of Banking and Finance or any federal regulatory agency concerning its dividends. As members of the Federal Reserve System, Compass Bank and Compass Bank-Florida are subject to dividend limitations imposed by the Federal Reserve that are similar to those applicable to national banks.

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

ITEM 1 -- STATISTICAL DISCLOSURE

                                                                        Page(s)
                                                                        -------
Consolidated Average Balances, Interest Income/Expense and
 Yields/Rates.......................................................... 30 & 31
Rate/Volume Variance Analysis.......................................... 32 & 33
Investment Securities and Investment Securities Available for Sale.....   15
Investment Securities and Investment Securities Available for Sale Ma-
 turity Schedule.......................................................   16
Loan Portfolio.........................................................   13
Selected Loan Maturity and Interest Rate Sensitivity...................   13
Nonperforming Assets...................................................   37
Impaired Loans.........................................................   38
Summary of Loan Loss Experience........................................   35
Allocation of Allowance for Loan Losses................................   36
Maturities of Time Deposits............................................   18
Return on Equity and Assets............................................   25
Short-Term Borrowings..................................................   19
Interest Rate Sensitivity Analysis.....................................   21
Interest Rate Protection Contracts.....................................   23
Assets/Liabilities Associated With Interest Rate Protection Contracts..   23
Trading Account Interest Rate Contracts................................   24
Trading Account Composition............................................   17
Leverage Ratio Calculations............................................   26
Noninterest Income.....................................................   39
Noninterest Expense....................................................   40

ITEM 2 -- PROPERTIES

  The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The principal executive offices of the Company are located at 15 South 20th Street, Birmingham, Alabama, in a 289,000 square-foot office building. The Subsidiary Banks own or lease various other offices and facilities in Alabama, Florida and Texas, with remaining lease terms of 1 to 20 years, exclusive of renewal options. In addition, the Company owns a 306,000 square-foot administrative headquarters facility located in Birmingham, Alabama. The Company also owns the River Oaks Bank Building in Houston, Texas, a 14-story, 168,000 square-foot office building, and the Post Oak Building in Houston, Texas, an 8-story, 124,000 square-foot office building. The River Oaks Bank Building is 34 percent occupied by Compass Bank-Texas and River Oaks Trust Company, while Compass Bank-Texas occupies approximately 28 percent of the Post Oak Building. The remaining space in both buildings is leased to multiple tenants. See "Summary of Significant Accounting Policies" and "Notes to Consolidated Financial Statements" for information with respect to the amounts at which bank premises, equipment and other real estate are carried and information relating to commitments under long-term leases.

ITEM 3 -- LEGAL PROCEEDINGS

  The Subsidiary Banks are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which relate to lending, collections, servicing, investment, trust and other activities by such subsidiaries seek substantial sums as damages.

  Among the actions which are pending against the Subsidiary Banks are actions filed as class actions in the State of Alabama. The actions are similar to others that have been brought in recent years in Alabama against financial institutions in that they seek substantial compensatory and punitive damages in connection with transactions involving relatively small amounts of actual damages. In recent years, juries in certain Alabama state courts have rendered large punitive damage awards in such cases.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1996.

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

                                                         High     Low   Dividend
                                                        ------- ------- --------
1996:
 FIRST QUARTER......................................... $34 5/8 $30 3/4   $.32
 SECOND QUARTER........................................  35 5/8  32 1/4    .32
 THIRD QUARTER.........................................  34 5/8  31 1/8    .32
 FOURTH QUARTER........................................  39 3/4  34 1/2    .32
1995:
 First quarter......................................... $    28 $    22   $.28
 Second quarter........................................  29 1/4  25 1/2    .28
 Third quarter.........................................      33  28 1/2    .28
 Fourth quarter........................................  33 3/8  30 1/2    .28

  As of January 31, 1997, there were approximately 6,200 shareholders of record of common stock of which approximately 5,000 were residents of either Alabama, Texas or Florida.

ITEM 6 -- SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the last five years. All prior year information has been restated to reflect acquisitions consummated during 1996 accounted for under the pooling-of-interests method of accounting.

                            1996        1995        1994       1993       1992
                         ----------- ----------- ---------- ---------- ----------
                                   (in Thousands Except Per Share Data)
Net interest income..... $   402,427 $   368,954 $  353,208 $  347,966 $  334,862
Provision for loan
losses..................      17,630      11,008      3,816     36,089     53,326
Net income..............     128,927     114,225    105,439     97,161     81,215
Per common share data:
 Net income............. $      3.19 $      2.82 $     2.62 $     2.37 $     1.98
 Cash dividends
 declared...............        1.28        1.12        .92        .76       .667
Balance sheet:
 Average total equity... $   752,832 $   680,202 $  608,320 $  571,402 $  508,585
 Average assets.........  10,938,820   9,875,195  8,505,326  7,562,372  7,189,864
 Period-end FHLB and
  other borrowings......     701,470     590,044    494,327    333,332    209,404
 Period-end total
 equity.................     803,062     737,463    637,877    584,995    538,217
 Period-end assets......  11,814,212  10,678,369  9,639,541  7,807,964  7,484,662

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. Prior year information has been restated to reflect 1996 acquisitions accounted for using the pooling-of-interests accounting method. Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition.

SUMMARY

  Net income for 1996 was $128.9 million, a 13 percent increase over the Company's previous high of $114.2 million in 1995. Net income for 1995 increased 8 percent over 1994 net income of $105.4 million. The increases in net income per common share for 1996 and 1995 were 13 percent and 8 percent, respectively. Pretax income for 1996 was up $24.6 million, or 14 percent, over 1995 while income tax expense increased 16 percent over the same period due to an increase in the effective tax rate in 1996 from 35.6 percent to 36.2 percent.

  One significant factor in the growth of the Company has been the Company's acquisitions in Texas since early 1987, specifically the Houston, Dallas and San Antonio areas. The Texas expansion continued in 1996 and is expected to continue in 1997. With the acquisition of seven financial institutions and one branch in 1996, the size of the Company's Texas operations has grown to $4.7 billion at December 31, 1996. In addition, the Company expanded its Florida operations with the acquisition of CFB Bancorp, Inc. of Jacksonville, Florida and will continue to increase its presence in Florida in 1997. For additional information, see "Acquisitions" and "Pending Acquisitions" in Part I of this report and the accompanying "Notes to the Consolidated Financial Statements,"
Note 10, Mergers and Acquisitions.

EARNING ASSETS

  Average earning assets in 1996 increased 11 percent over 1995 due to increases in both average loans and total investment securities. The average earning asset mix remained unchanged during 1996 with loans at 68 percent, investment securities and investment securities available for sale at 30 percent and other earning assets at 2 percent of total earning assets after shifting moderately in 1995. In 1994, loans were 71 percent, investment securities and investment securities available for sale were 25 percent and other earning assets were 4 percent of average earning assets. The mix of earning assets is monitored on a continuous basis in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.

LOANS

  Average loans increased 10 percent in 1996 with much of the increase concentrated in commercial, financial and agricultural loans, real estate construction loans, and residential mortgage loans. Total loans outstanding at year end increased 13 percent over previous year-end levels. The growth in the loan portfolio resulted from the Company's ongoing efforts to increase the loan portfolio through the origination of loans. Commercial, financial and agricultural loans, which were 23 percent of total loans in 1996, increased 26 percent compared to the previous year. Real estate construction loans increased 24 percent, residential mortgage loans increased 12 percent, commercial mortgage loans increased 10 percent and consumer installment loans increased 2 percent from year-end 1995 to year-end 1996. The 9 percent increase in the Company's loan portfolio from 1994 to 1995 occurred primarily in commercial, financial and agricultural loans and residential mortgage loans which increased 11 percent and 9 percent, respectively.

  The Company's loan portfolio continues to reflect the diversity of the markets served by the Subsidiary Banks. The condition of the economy in states in which the Subsidiary Banks lend money is further reflected in the loan portfolio mix. The volume of commercial, financial and agricultural loans, as a percentage of total loans outstanding, increased significantly during 1996 continuing the trend of the prior year, reflective of the stabilization of the economy in the markets served. Residential real estate loans represented 39 percent of the total portfolio at December 31, 1996, unchanged from the prior year.

  The Company has not invested in loans that would be considered highly leveraged transactions as defined by the Federal Reserve Board and other regulatory agencies. The Company had no foreign loans or loans to lesser developed countries as of December 31, 1996.

  The Loan Portfolio table shows the classifications of loans by major category at December 31, 1996, and for each of the preceding four years. The second table shows maturities of certain loan classifications at December 31, 1996, and an analysis of the rate structure for such loans due in over one year.

                                LOAN PORTFOLIO


                                                                December 31
                    ---------------------------------------------------------------------------------------------------
                           1996                1995                1994                1993                1992
                    ------------------- ------------------- ------------------- ------------------- -------------------
                               PERCENT             Percent             Percent             Percent             Percent
                      AMOUNT   OF TOTAL   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                    ---------- -------- ---------- -------- ---------- -------- ---------- -------- ---------- --------
                                                              (in Thousands)
Commercial,
 financial and
 agricultural.....  $1,729,332   23.2%  $1,371,189   20.8%  $1,233,496   20.5%  $1,181,708   21.8%  $1,093,071   22.5%
Real estate --
  construction....     554,565    7.4      447,101    6.8      397,499    6.6      278,040    5.1      252,190    5.2
Real estate --
  mortgage:
 Residential......   2,880,368   38.6    2,568,893   39.1    2,350,993   39.1    1,972,775   36.4    1,531,093   31.5
 Commercial.......     916,193   12.3      832,130   12.7      784,583   13.1      773,890   14.3      756,912   15.6
Consumer
 installment......   1,379,381   18.5    1,356,330   20.6    1,244,266   20.7    1,212,747   22.4    1,229,057   25.2
                    ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
                     7,459,839  100.0%   6,575,643  100.0%   6,010,837  100.0%   5,419,160  100.0%   4,862,323  100.0%
                                =====               =====               =====               =====               =====
Less: Unearned
 income...........       2,711               2,871               3,016               5,181               8,749
Allowance for loan
 losses...........     118,473             111,235             110,958             114,233              87,463
                    ----------          ----------          ----------          ----------          ----------
Total loans.......  $7,338,655          $6,461,537          $5,896,863          $5,299,746          $4,766,111
                    ==========          ==========          ==========          ==========          ==========

             SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                      Rate Structure For Loans
                                           Maturity                    Maturing Over One Year
                         -------------------------------------------- -------------------------
                            One     Over One Year   Over              Predetermined Floating or
                          Year or   Through Five    Five                Interest    Adjustable
                            Less        Years      Years     Total        Rate         Rate
                         ---------- ------------- -------- ---------- ------------- -----------
                                                     (in Thousands)
Commercial, financial
 and agricultural....... $  939,721   $683,917    $105,694 $1,729,332   $342,262     $447,349
Real estate --
  construction..........    371,318    163,626      19,621    554,565     25,495      157,752
                         ----------   --------    -------- ----------   --------     --------
                         $1,311,039   $847,543    $125,315 $2,283,897   $367,757     $605,101
                         ==========   ========    ======== ==========   ========     ========

INVESTMENT SECURITIES

  The Company's investment securities are classified into one of three categories based on management's intent to hold the securities: (i) trading account securities, (ii) held-to-maturity securities, or (iii) securities available for sale. Securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Securities designated to be held to maturity are reported at amortized cost. Securities classified as available for sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of shareholders' equity. On December 31, 1995, the Company adopted the Financial Accounting Standards Board's Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities ("Special Report"). The Special Report allowed a company the one-time opportunity to reassess the appropriateness of its investment securities classifications and to transfer securities from the held-to-maturity portfolio to the available-for-sale portfolio without calling into question the company's intent to hold other debt securities to maturity. Upon adoption, the Company transferred held-to-maturity investment securities totaling $827.5 million to its available-for-sale portfolio, and $33.3 million of available-for-sale securities to its held-to-maturity portfolio. Generally, individual holdings with greater than $10 million par value were transferred to the available-for-sale portfolio in order to increase liquidity and portfolio management capabilities, with smaller positions transferred to the held-to-maturity portfolio.

  At December 31, 1996, unrealized losses, net of unrealized gains, in the Company's available-for-sale portfolio totaled $2.6 million as opposed to net unrealized gains of $20.5 million at December 31, 1995. The tax-effect of such unrealized gains and losses, together with any unamortized unrealized gain or loss resulting from securities transferred at fair value from available-for-sale to held-to-maturity, are reflected as adjustments of shareholders' equity. Such adjustments caused shareholders' equity to be decreased by $2.8 million at December 31, 1996, and increased by $12.0 million at December 31, 1995.

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

  There were no sales of held-to-maturity securities during 1996 and 1995 while sales of held-to-maturity securities in 1994 totaled less than $1 million. During 1995, however, gross gains of $1.2 million were realized on $32 million of mortgage-backed securities in the held-to-maturity portfolio, which were classified as maturities in accordance with generally accepted accounting principles. Maturities of held-to-maturity securities in 1996, 1995, and 1994 were $233 million, $448 million and $335 million, respectively. Sales and maturities of securities available for sale totaled $800 million and $497 million, respectively, in 1996 while sales and maturities in the category in 1995 were $686 million and $150 million. Net gains realized during the year accounted for six percent, two percent, and three percent of noninterest income in 1996, 1995, and 1994, respectively. Gross unrealized gains in the Company's held-to-maturity portfolio at year-end 1996 totaled $13.2 million and gross unrealized losses totaled $6.0 million.

  In recent years, the trend of the Company has been to invest in taxable securities due to the lack of preferential treatment afforded tax-exempt securities under the tax laws. Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been in mortgage-backed pass-through securities ("MBS") and collateralized mortgage obligations ("CMOs"). Total average investment securities, including those available for sale, increased 9 percent during 1996 after increasing 39 percent in 1995.

The following table contains the carrying amount of the investment securities portfolio at the end of each of the last three years:

      INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                         December 31
                                              ---------------------------------
                                                 1996        1995       1994
                                              ----------  ---------- ----------
                                                       (in Thousands)
Investment securities:
 U.S. Treasury............................... $   16,990  $      --  $   36,971
 U.S. Government agencies and corporations...     39,767         975    151,473
 Mortgage-backed pass-through securities.....    291,289     335,591    474,595
 Collateralized mortgage obligations:
  Agency.....................................    343,125     132,485    621,841
  Corporate..................................    295,838     114,957    422,063
 States and political subdivisions...........     86,018      70,710     80,958
 Corporate bonds.............................     39,890      67,179    162,306
 Other.......................................      1,270       1,235      2,678
                                              ----------  ---------- ----------
                                               1,114,187     723,132  1,952,885
                                              ----------  ---------- ----------
Investment securities available for sale:
 U.S. Treasury...............................    121,154     368,793    686,147
 U.S. Government agencies and corporations...     58,487     132,844      3,110
 Mortgage-backed pass-through securities.....    278,158     263,053     12,472
 Collateralized mortgage obligations:
  Agency.....................................    518,475     547,712     20,240
  Corporate..................................    903,355     627,766        --
 States and political subdivisions...........        --       10,472      8,836
 Corporate bonds.............................    115,592     130,543        --
 Other.......................................     48,513      41,048     48,784
                                              ----------  ---------- ----------
                                               2,043,734   2,122,231    779,589
  Net unrealized gain (loss).................     (2,631)     20,545    (16,763)
                                              ----------  ---------- ----------
                                               2,041,103   2,142,776    762,826
                                              ----------  ---------- ----------
  Total...................................... $3,155,290  $2,865,908 $2,715,711
                                              ==========  ========== ==========

  The maturities and weighted average yields of the investment securities and investment securities available for sale portfolios at the end of 1996 are presented in the following table using primarily the average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the amortized cost rather than the net carrying value, i.e., market value, of these securities. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.

  INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE MATURITY
                                   SCHEDULE

                                                     Maturing
                         ----------------------------------------------------------------------
                             Within         After One But     After Five But         After
                            One Year     Within Five Years   Within Ten Years      Ten Years
                         --------------  --------------------------------------  --------------
                          Amount  Yield    Amount    Yield    Amount    Yield     Amount  Yield
                         -------- -----  ----------- ------------------ -------  -------- -----
                                                  (in Thousands)
Investment securities:
 U.S. Treasury.......... $  9,021 5.48%  $     7,969   5.84%        --     --         --   --
 U.S. Government
  agencies and
  corporations..........    3,031 6.38        31,632   6.60  $    5,104   7.82%       --   --
 Mortgage-backed pass-
  through securities....    8,425 6.81       220,647   7.60      56,372   7.14   $  5,845 6.48%
 Collateralized mortgage
  obligations...........   91,949 6.79       398,633   7.47      89,556   6.87     58,825 6.97
 States and political
  subdivisions..........    4,896 7.94        20,627   7.87      37,218   8.80     23,277 9.49
 Other..................   28,057 6.12         7,710  10.35         400   7.70      4,993 7.31
                         --------        -----------         ----------          --------
                          145,379 6.61       687,218   7.50     188,650   7.35     92,940 7.56
                         --------        -----------         ----------          --------
Investment securities
 available for sale--
 amortized cost:
 U.S. Treasury..........   84,134 5.88        37,010   6.10          10   8.76        --   --
 U.S. Government
  agencies and
  corporations..........   30,975 6.34        27,512   6.14         --     --         --   --
 Mortgage-backed pass-
  through securities....      --   --         89,444   6.78     188,714   6.80        --   --
 Collateralized mortgage
  obligations...........  245,599 6.81     1,003,635   6.74     108,394   6.79     64,202 6.81
 Other..................   35,613 6.51       123,628   6.41         --     --       4,864 5.83
                         --------        -----------         ----------          --------
                          396,321 6.55     1,281,229   6.68     297,118   6.80     69,066 6.74
                         --------        -----------         ----------          --------
  Total................. $541,700 6.57   $ 1,968,447   6.96  $  485,768   7.01   $162,006 7.22
                         ========        ===========         ==========          ========

  While the weighted average stated maturities of total MBS and CMOs are 16.0 years and 19.4 years, respectively, the corresponding weighted average expected lives assumed in the above table are 4.8 years and 3.7 years. During a period of rising rates, prepayment speeds generally slow on MBS and CMOs with a resulting extension in average life, and vice versa. Given a 100 basis point immediate and permanent parallel increase in rates, the expected average lives for MBS and CMOs would be 5.2 and 4.3 years, respectively. Similarly, given a 100 basis point immediate and permanent parallel decrease in rates, the expected average lives for MBS and CMOs would be 4.2 and 2.6 years, respectively.

  The weighted average market prices as a percentage of par value for MBS and CMOs at December 31, 1996, were 101.0 percent and 99.2 percent, respectively. The market prices for MBS and CMOs generally decline in a rising rate environment due to the resulting increase in average life as well as the (i) decreased market yield on fixed rate securities and (ii) impact of annual and life rate caps on adjustable-rate securities. The opposite is generally true during a period of falling rates. At December 31, 1996, fixed-rate MBS and CMOs totaled $325 million and $1,831 million, respectively, with corresponding weighted average expected lives of 3.4 and 2.8 years. Adjustable rate MBS and CMOs totaled $244 million and $230 million, respectively, with corresponding weighted average expected lives of 6.7 and 10.9 years. Substantially all adjustable-rate MBS and CMOs are subject to life rate caps, and MBS are also generally subject to a two percent annual cap. The weighted average life caps at year end were 11.43 percent and 9.72 percent for MBS and CMOs, respectively, and the corresponding weighted average coupon rates at year end were 7.05 percent and 6.75 percent. Given a 100 basis point immediate and permanent parallel increase in rates, the estimated market prices for MBS and CMOs would be 99.1 and 96.6, respectively. Given a 100 basis point immediate and permanent parallel decrease in rates, the estimated market prices for MBS and CMOs would be 102.6 and 100.8, respectively.

TRADING ACCOUNT SECURITIES AND OTHER EARNING ASSETS

  Securities carried in the trading account, while interest bearing, are primarily held for sale. The volume of activity is directly related to general market conditions and reactions to the changing interest rate environment. The average balance in the trading account portfolio for 1996 increased by 38 percent following a 46 percent decrease in 1995. The composition of the Company's trading account at December 31, 1996, 1995, and 1994, is detailed below:

                          TRADING ACCOUNT COMPOSITION

                                                             December 31
                                                       ------------------------
                                                        1996     1995    1994
                                                       ------- -------- -------
                                                            (in Thousands)
U.S. Treasury and Government agency................... $44,797 $ 54,318 $26,599
States and political subdivisions.....................   9,738   19,583   9,046
Mortgage-backed pass-through securities...............  24,371   16,471  15,567
Other debt securities.................................     727      396     201
Derivative securities:
 Collateralized mortgage obligations..................  10,972    8,472   5,344
 Interest rate floors and caps........................     787    2,676   1,178
 Other options........................................      60      --       77
                                                       ------- -------- -------
                                                       $91,452 $101,916 $58,012
                                                       ======= ======== =======

  Although the trading account decreased slightly from December 31, 1995 to December 31, 1996, the average balance increase from 1995 to 1996 was the result of increased retail sales demand and a larger, more experienced sales force.

  Average federal funds sold and securities purchased under agreements to resell increased 65 percent in 1996 compared to a 54 percent decrease in 1995. The average balance of interest bearing deposits in other banks decreased 67 percent during 1996 from 1995 levels after decreasing 75 percent from 1994 to 1995. There were no foreign time deposits as of December 31, 1996 or 1995.

DEPOSITS AND BORROWED FUNDS

  The Company's growth in assets during 1996 was funded primarily by deposit growth, representing substantially all of the $1.1 billion increase in total liabilities and shareholders' equity at December 31, 1996. The 14 percent increase in total deposits was evenly distributed between noninterest bearing deposits and interest bearing deposits with each increasing 14 percent from 1995. Shareholders' equity increased nine percent offsetting the decline in liabilities other than deposits. The $60 million decrease in liabilities other than deposits consisted principally of a $173 million, or 22 percent, decrease in federal funds purchased and a 31 percent decrease in securities sold under agreements to repurchase, partially offset by a $111 million, or 19 percent, increase in FHLB and other borrowings.

  During 1995, 56 percent of the increase in total liabilities and shareholders' equity was due to deposit growth as total deposits grew by $579 million. Noninterest bearing deposits increased by $20 million, or 1 percent, while interest bearing deposits increased by $560 million, or 9 percent. A $287 million increase in federal funds purchased along with a $96 million increase in FHLB and other borrowings accounted for the majority of the $360 million, or 24 percent, increase in liabilities other than deposits.

  Changes in the Company's markets and the economy in general continued to impact the Company's liability mix during 1996 with 58 percent of average total deposits represented by demand deposits, savings accounts and noninterest bearing deposits, up from 56 percent in 1995. While the portion of average interest bearing liabilities represented by interest bearing deposits, the primary source of funding for the Company, increased slightly from 80 percent in 1995 to 83 percent in 1996, the average balance of savings deposits increased from 26 percent to 31 percent of total interest bearing liabilities. Certificates of deposit less than $100,000 and other time deposits represented 31 percent of average interest bearing liabilities in 1996, down from 33 percent in 1995 while certificates of deposit greater than $100,000 represented 10 percent of average interest bearing liabilities in 1996, unchanged from 1995. For the year, the average balance of savings accounts increased 34 percent while certificates of deposit of $100,000 or more grew by 10 percent. Interest bearing demand deposits and certificates of deposit less than $100,000 and other time deposits experienced only modest increases of four percent.

  During 1995, the average balance of demand deposits, savings accounts and noninterest bearing deposits represented 56 percent of average total deposits, down from 61 percent in 1994. This decline was a function of a 33 percent increase in the average balance of certificates of deposit less than $100,000 and other time deposits and a 24 percent increase in the average balance of certificates of deposits of $100,000 or more.

  The maturities of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 1996, are summarized in the following table:

                          MATURITIES OF TIME DEPOSITS

                                               Certificates Other Time
                                                of Deposit   Deposits
                                                   Over        Over
                                                 $100,000    $100,000   Total
                                               ------------ ---------- --------
                                                        (in Thousands)
Three months or less..........................   $392,814    $15,887   $408,701
Over three through six months.................    102,937     13,400    116,337
Over six through twelve months................    171,193        --     171,193
Over twelve months............................    216,846        --     216,846
                                                 --------    -------   --------
                                                 $883,790    $29,287   $913,077
                                                 ========    =======   ========

  Borrowed funds consist of FHLB and other borrowings as well as short-term borrowings, primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Average federal funds purchased decreased 18 percent during 1996 and average securities sold under agreements to repurchase decreased 12 percent. Average other short-term borrowings, which include parent company commercial paper and trading account short sales, decreased less than one percent. During 1996, the average balance of FHLB and other borrowings increased 14 percent due to a net increase of $114 million in FHLB advances. During 1995, the average balance of FHLB and other borrowings increased $186 million, or 52 percent, as a result of additional FHLB advances of $175 million incurred in the third quarter, partially offset by fourth quarter repayments of $75 million. For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 5, FHLB and Other Borrowings, in the "Notes to Consolidated Financial Statements."

  In January, 1997, a statutory business trust ("Compass Trust I") was created by the Company which issued capital securities ("Capital Securities") to institutional investors in the amount of $100 million, representing guaranteed preferred beneficial interests in $103.1 million of junior subordinated deferrable interest debentures ("Subordinated Debentures") issued by the Company to Compass Trust I. The Capital Securities bear an interest rate of
8.23 percent and are mandatorily redeemable by Compass Trust I upon the repayment of the Subordinated Debentures by the Company. For regulatory purposes, the Capital Securities will be treated as Tier I capital of the Company. The Subordinated Debentures are the sole assets of Compass Trust I and bear an interest rate of 8.23 percent with a maturity date of January 15, 2027, which may be shortened to a date not earlier than January 15, 2007. If the Subordinated Debentures are redeemed in whole or in part prior to January 15, 2007, the redemption price of the Subordinated Debentures and the Capital Securities will include a premium ranging from 4.12 percent in 2007 to 0.41 percent in 2016.

  The Short-Term Borrowings table below shows the distribution of the Company's short-term borrowed funds and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year end for the last three years.

                             SHORT-TERM BORROWINGS

                                          Year Ended December 31
                            ---------------------------------------------------
                              Maximum                                  Average
                            Outstanding            Average             Interest
                              At Any     Average   Interest   Ending   Rate At
                             Month End   Balance     Rate    Balance   Year End
                            ----------- ---------- -------- ---------- --------
                                              (in Thousands)
1996:
FEDERAL FUNDS PURCHASED.... $  655,700  $  455,631   5.30%  $  602,914   5.30%
SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE..    302,818     238,834   4.92      205,053   5.02
SHORT SALES................     61,907      35,024   5.84       36,703   6.06
COMMERCIAL PAPER...........    114,060      73,822   5.02       47,896   4.88
OTHER SHORT-TERM
 BORROWINGS................    142,537      81,514   4.84      117,302   6.02
                            ----------  ----------          ----------
                            $1,277,022  $  884,825          $1,009,868
                            ==========  ==========          ==========
1995:
Federal funds purchased.... $  848,903  $  555,701   5.78%  $  776,308   5.53%
Securities sold under
 agreements to repurchase..    317,315     271,788   4.96      295,391   4.90
Short sales................     38,096      25,090   5.85       24,245   5.13
Commercial paper...........    188,677     125,891   5.85       57,312   5.38
Other short-term
 borrowings................    131,628      40,347   5.47       34,719   5.74
                            ----------  ----------          ----------
                            $1,524,619  $1,018,817          $1,187,975
                            ==========  ==========          ==========
1994:
Federal funds purchased.... $  489,255  $  378,826   4.65%  $  489,255   5.70%
Securities sold under
 agreements to repurchase..    359,348     253,867   3.53      359,348   4.70
Short sales................     43,352      21,470   5.54       16,756   6.33
Commercial paper...........    106,591      92,748   3.94       45,330   5.10
Other short-term
 borrowings................    271,519     112,275   4.37       44,512   5.40
                            ----------  ----------          ----------
                            $1,270,065  $  859,186          $  955,201
                            ==========  ==========          ==========

LIQUIDITY MANAGEMENT

  Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of the Subsidiary Banks' customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Subsidiary Banks would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities they serve. Additionally, the parent holding company requires cash for various operating needs including dividends to shareholders, business combinations, capital injections to the Subsidiary Banks, the servicing of debt and the payment of general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the Subsidiary Banks. At December 31, 1996, the Company's Subsidiary Banks could have paid additional dividends to the parent holding company in the amount of $45.3 million while continuing to meet the capital requirements for "well-capitalized" banks. Also, the parent holding company has access to various capital markets as evidenced by the issuance of the Capital Securities in January, 1997, the issuance of subordinated debentures in 1993 and 1994, and the issuance of common stock in a private placement in 1991. The parent holding company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

  The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales of investment securities available for sale and trading account securities. Real estate construction and commercial, financial and agricultural loans that mature in one year or less amounted to $1.3 billion, or 18 percent, of the total loan portfolio at December 31, 1996. Other short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest bearing deposits with other banks are additional sources of liquidity funding.

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

  As disclosed in the Company's "Consolidated Statements of Cash Flows," net cash provided by operating activities increased to $175 million primarily due to the increase in earnings and the decrease in the trading account securities category. Net cash used in investing activities of $396 million consisted primarily of net loans originated of $413 million and available-for-sale securities purchased of $1.3 billion, largely funded by maturities of investment securities held to maturity of $233 million, as well as sales and maturities of investment securities available for sale of $800 million and $497 million, respectively. Net cash provided by financing activities provided the remainder of funding sources for 1996. The $327 million of net cash provided by financing activities consisted primarily of a $518 million increase in deposits, a net increase of $112 million in FHLB and other borrowings, and a $57 million increase in short-term borrowings offset partially by a reduction of $90 million in securities sold under agreements to repurchase and a reduction of $177 million in federal funds purchased . The increase in FHLB and other borrowings in 1996 consisted of additional FHLB advances of $162 million and repayments of $50 million.

INTEREST RATE SENSITIVITY MANAGEMENT

  Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. The Company measures interest rate sensitivity as the difference between the volumes of assets and liabilities in the Company's current portfolio that are subject to repricing at various time horizons: immediate, 1 to 3 months, 4 to 12 months, 1 to 5 years and over 5 years. The differences are known as interest sensitivity gaps. The following table shows interest sensitivity gaps for these different intervals as of December 31, 1996 and 1995, including the effect of interest rate swaps, interest rate floors, futures and other hedging instruments:

                       INTEREST RATE SENSITIVITY ANALYSIS

                                                    December 31
                         ---------------------------------------------------------------------
                                       One-        Four-        One-       Over
                                      Three       Twelve        Five       Five
                         Immediate    Months      Months       Years      Years       Total
                         ---------- ----------  -----------  ---------- ----------  ----------
                                                   (in Thousands)
1996
EARNING ASSETS:
 LOANS, NET OF UNEARNED
  INCOME................ $2,125,957 $  743,288  $   755,872  $2,335,729 $1,496,282  $7,457,128
 INVESTMENT SECURITIES..        --     174,610      128,542     664,116    146,919   1,114,187
 INVESTMENT SECURITIES
  AVAILABLE FOR SALE....        --     346,196      394,730   1,233,785     66,392   2,041,103
 TRADING ACCOUNT
  SECURITIES............     91,452        --           --          --         --       91,452
 FEDERAL FUNDS SOLD AND
  SECURITIES PURCHASED
  UNDER AGREEMENTS TO
  RESELL................     54,804        --           --          --         --       54,804
 INTEREST BEARING
  DEPOSITS WITH OTHER
  BANKS.................        --         --            99         388        --          487
                         ---------- ----------  -----------  ---------- ----------  ----------
   TOTAL EARNING ASSETS.  2,272,213  1,264,094    1,279,243   4,234,018  1,709,593  10,759,161
INTEREST BEARING
 LIABILITIES:
 DEMAND DEPOSITS........        --     827,925          --          --         --      827,925
 SAVINGS DEPOSITS.......        --         --     1,502,623         --   1,580,160   3,082,783
 CERTIFICATES OF DEPOSIT
  LESS THAN $100,000 AND
  OTHER TIME DEPOSITS...     82,988    573,799    1,063,698     951,934      4,892   2,677,311
 CERTIFICATES OF DEPOSIT
  OF $100,000 OR MORE...     48,953    335,686      284,658     212,488      2,005     883,790
 FEDERAL FUNDS PURCHASED
  AND SECURITIES SOLD
  UNDER AGREEMENTS TO
  REPURCHASE............    804,891        --           --          --       3,076     807,967
 OTHER SHORT-TERM
  BORROWINGS............    144,901     57,000          --          --         --      201,901
 FHLB AND OTHER
  BORROWINGS............        --     460,552      110,164       1,087    129,667     701,470
                         ---------- ----------  -----------  ---------- ----------  ----------
   TOTAL INTEREST
    BEARING LIABILITIES.  1,081,733  2,254,962    2,961,143   1,165,509  1,719,800   9,183,147
EFFECT OF INTEREST RATE
 SWAPS..................    100,000   (262,507)    (179,493)    350,000     (8,000)        --
                         ---------- ----------  -----------  ---------- ----------  ----------
INTEREST SENSITIVITY
 GAP....................  1,290,480 (1,253,375)  (1,861,393)  3,418,509    (18,207) $1,576,014
                         ---------- ----------  -----------  ---------- ----------  ==========
CUMULATIVE INTEREST
 SENSITIVITY GAP........ $1,290,480 $   37,105  $(1,824,288) $1,594,221 $1,576,014
                         ========== ==========  ===========  ========== ==========

1995
Earning assets:
 Loans, net of unearned
  income................ $1,776,857 $ 487,292  $   680,361  $1,401,879  $2,226,383  $6,572,772
 Investment securities..        --    150,106       97,272     346,954     128,800     723,132
 Investment securities
  available for sale....        --    616,160      524,959     993,055       8,602   2,142,776
 Trading account
  securities............    101,916       --           --          --          --      101,916
 Federal funds sold and
  securities purchased
  under agreements to
  resell................    274,347       --           --          --          --      274,347
 Interest bearing
  deposits with other
  banks.................        --        --           --          --        1,697       1,697
                         ---------- ---------  -----------  ----------  ----------  ----------
   Total earning assets.  2,153,120 1,253,558    1,302,592   2,741,888   2,365,482   9,816,640
Interest bearing
 liabilities:
 Demand deposits........        --    914,872          --          --          --      914,872
 Savings deposits.......        --        --     1,420,156         --      828,485   2,248,641
 Certificates of deposit
  less than $100,000 and
  other time deposits...     59,178   559,842    1,003,828     963,602       5,471   2,591,921
 Certificates of deposit
  of $100,000 or more...     29,557   296,989      244,198     227,423       1,585     799,752
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase............  1,066,834       --           --          --        4,865   1,071,699
 Other short-term
  borrowings............    116,276       --           --          --          --      116,276
 FHLB and other
  borrowings............        --    349,120          150     111,969     128,805     590,044
                         ---------- ---------  -----------  ----------  ----------  ----------
   Total interest
    bearing liabilities.  1,271,845 2,120,823    2,668,332   1,302,994     969,211   8,333,205
Effect of interest rate
 swaps..................    130,000   196,667     (188,667)   (130,000)     (8,000)        --
                         ---------- ---------  -----------  ----------  ----------  ----------
Interest sensitivity
 gap....................  1,011,275  (670,598)  (1,554,407)  1,308,894   1,388,271  $1,483,435
                         ---------- ---------  -----------  ----------  ----------  ==========
Cumulative interest
 sensitivity gap........ $1,011,275 $ 340,677  $(1,213,730) $   95,164  $1,483,435
                         ========== =========  ===========  ==========  ==========

  In the preceding tables, fixed-rate MBS and CMOs are presented based on market median prepayment speeds for the weighted average coupon of the underlying collateral pools as of December 31, 1996. For all other interest earning assets and interest bearing liabilities, variable rate assets and liabilities are reflected in the time interval of the asset or liability's earliest repricing date. Fixed rate assets and liabilities have been allocated to various time intervals based on contractual repayment and/or maturity.

  As seen in the preceding table as of December 31, 1996, for the first year, 69 percent of earning asset funding sources will reprice compared to 45 percent of all interest earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and relates to the possibility that the repricing characteristics of assets tied to the Company's prime lending rate are different from those of funding sources such as certificates of deposit.

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

  The simulation model is used to develop a better understanding of interest rate risks other than expected payments and the repricing of assets and liabilities. The simulation model allows the Company to test a variety of changing interest rate scenarios to examine the impact of the different kinds of interest rate risk, including basis risk and yield curve shape risk. The model also tests the impact that the timing of a change in interest rates may have on net interest margin. Rates rising or falling at different relativity over a time horizon will impact net interest margin differently in each scenario. Interest rate simulation modeling assists management in identifying risks to net interest margin thus allowing management to reduce the volatility of the net interest margin as appropriate. The Company's current simulation model, which includes December 31, 1996 balances and projected 1997 growth, indicated a change in net interest income of less than two percent with an immediate and permanent 100 basis point increase or decrease in the general level of interest rates.

  In addition to the ongoing monitoring of interest-sensitive assets and liabilities, the Company enters into various interest rate contracts not held in the trading account ("interest rate protection contracts") to help manage the Company's interest sensitivity. Such contracts generally have a fixed notional principal amount and include (i) interest rate swaps where the Company typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, generally the prime rate or the London Interbank Offered Rate ("LIBOR"), (ii) interest rate caps and floors purchased or written where the Company receives or pays, respectively, interest if the specified index falls below the floor rate or rises above the cap rate, and (iii) interest rate futures where the Company agrees to deliver or receive securities or money market instruments at a designated future date and at a specified price or yield. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with interest rate swaps, caps and floors and gains or losses in futures contracts classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized. A discussion of interest rate risks, credit risks and concentrations in off-balance sheet financial instruments is included in Note 6, Derivative Financial Instruments, of "Notes to Consolidated Financial Statements." The following table details various information regarding interest rate protection contracts as of December 31, 1996:

                      INTEREST RATE PROTECTION CONTRACTS

                                                                                  Weighted
                                                          Weighted      Weighted   Average
                                                        Average Rate*   Average   Repricing
                          Notional  Carrying Estimated  -------------   Years to  Frequency
                           Amount    Value   Fair Value Received Paid  Expiration  (Days)
                         ---------- -------- ---------- -------- ----  ---------- ---------
                                 (in Thousands)
Non-trading interest
 rate contracts:
 Swaps:
  Pay fixed versus 3-
   month LIBOR.......... $  308,000  $ (224)  $   256     5.51%  6.19%    1.06        90
  Receive fixed versus
   3-month LIBOR........    525,000   1,164       922     6.60   5.53     2.55        90
  Receive fixed versus
   6-month LIBOR........     25,000      26        79     6.23   5.75     2.21       180
  Basis swaps+..........    154,493     938    (1,383)    6.34   7.03     8.64        90
 Caps purchased.........    260,000     520        41      --     N/A     0.59        90
 Floors purchased.......    450,000     --         65      --     N/A     0.69        70
                         ----------  ------   -------
                         $1,722,493  $2,424   $   (20)
                         ==========  ======   =======

--------
+ On the $154.5 million notional, the Company receives interest based on three-month LIBOR plus 84 basis points and pays interest based on the one-year Constant Maturity Treasury plus 150 basis points.
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1996.

  The net interest amount received or paid on an interest rate protection contract represents an adjustment of the yield or rate on the respective asset or liability with which such contract is associated. A gain or loss on a terminated interest rate protection contract is deferred and amortized over the remaining term of the original contract as an adjustment of yield or rate on the asset or liability with which the original contract was associated. At year-end 1996, there were no deferred gains and $128,000 of deferred losses on terminated interest rate protection contracts, which will be recorded as net interest expense through 1999. The following table indicates the asset or liability category with which the non-trading interest protection contracts were associated at December 31, 1996:

     ASSETS/LIABILITIES ASSOCIATED WITH INTEREST RATE PROTECTION CONTRACTS

                                                Notional Principal Associated With
                           Total    -----------------------------------------------------------
                          Notional                           FHLB   Federal Funds   CD's Less
                         Principal    Loans    Investments Advances   Purchased   Than $100,000
                         ---------- ---------- ----------- -------- ------------- -------------
                                                     (in Thousands)
 Swaps:
  Pay fixed............. $  308,000 $    8,000  $    --    $200,000   $100,000      $    --
  Receive fixed.........    550,000    400,000       --         --         --        150,000
  Basis swaps...........    154,493        --    154,493        --         --            --
 Caps...................    260,000    260,000       --         --         --            --
 Floors.................    450,000    450,000       --         --         --            --
                         ---------- ----------  --------   --------   --------      --------
                         $1,722,493 $1,118,000  $154,493   $200,000   $100,000      $150,000
                         ========== ==========  ========   ========   ========      ========

  In addition to interest rate protection contracts used to help manage overall interest sensitivity, the Company also enters into interest rate contracts for the trading account. The primary purposes for using interest rate contracts in the trading account are to facilitate customer transactions and to help protect cash market positions in the trading account against interest rate movement. Changes in the estimated fair value of contracts in the trading account are recorded in other noninterest income as trading profits and commissions. Net interest amounts received or paid on interest rate contracts in the trading account are recorded as an adjustment of interest on trading account securities. The following table summarizes interest rate contracts held in the trading account at December 31, 1996:

                    TRADING ACCOUNT INTEREST RATE CONTRACTS

                                                                               Weighted
                                                       Weighted      Weighted   Average
                                           Estimated Average Rate*   Average   Repricing
                         Notional Carrying   Fair    -------------   Years to  Frequency
                          Amount  Value++    Value   Received Paid  Expiration  (Days)
                         -------- -------- --------- -------- ----  ---------- ---------
                               (in Thousands)
Trading interest rate
 contracts:
 Swaps:
  Receive fixed versus:
   3-month LIBOR........ $  3,000  $ (59)    $ (59)    5.90%  5.57%    4.96        90
   Prime................      587    (10)      (10)    6.80   8.25     1.71         1
 Caps:
  Purchased.............   86,000    217       217      --     N/A     1.58        77
  Written...............   76,400   (101)     (101)     N/A    --      1.36        68
 Floors:
  Purchased.............  216,000    583       583     0.04    N/A     1.43        79
  Written...............  203,500   (808)     (808)     N/A   0.10     1.64        59
                         --------  -----     -----
    Total............... $585,487  $(178)    $(178)
                         ========  =====     =====

--------
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1996. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.
++Positive carrying values represent assets of the Company while negative amounts represent liabilities.

  In addition to the interest rate contracts shown above, the Company uses other options and futures in the trading account. At December 31, 1996, the trading account contained other options purchased, having weighted average expiration dates shorter than three months, with a notional balance of $13.7 million and estimated fair value of $61,000. At December 31, 1996, there were no other written options held in the trading account. The position of purchased options was taken, in order to help protect the market value of the trading account against rising short-term interest rates while maintaining limited risk to declining rates. At December 31, 1996, futures contracts having a notional principal of $119 million were also used to help reduce the price sensitivity of the trading account.

  During 1994, the Company implemented Financial Statement No. 119, Disclosure about Derivative Financial Instruments ("FAS119"), which requires expanded disclosures for derivative financial instruments held for both trading and other than trading purposes. Under FAS119, derivative financial instruments include off-balance sheet instruments such as futures, forwards, swap or option contracts, or other financial instruments with similar characteristics. See "Summary of Significant Accounting Policies" and Note 6 of "Notes to Consolidated Financial Statements" for FAS119 disclosures.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  Generally accepted accounting principles require the Company to disclose the fair value of substantially all financial instruments, both assets and liabilities, including those recognized and those not recognized in the Company's balance sheet. There has been no impact to the Company's financial statements as a result of the recognition, measurement or classification of financial instruments. See "Notes to Consolidated Financial Statements," Note 15, Fair Value of Financial Instruments, for a discussion of the Company's accounting policies and methodologies.

  These disclosures should not be considered a surrogate of the liquidation value of the Company or its Subsidiary Banks, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance. It should also be noted that the Company has not valued any intangibles associated with the Company's core deposits.

CAPITAL RESOURCES

  Shareholders' equity at December 31, 1996, increased 9 percent after increasing 16 percent in 1995. Exclusive of the net change in unrealized holding gains (losses) on securities available for sale in both 1995 and 1996, net income after dividends accounted for substantially all of the increase in shareholders' equity.

  Dividends of $50.5 million were declared on the Company's common stock in 1996, representing an 18 percent increase over 1995. The 1996 annual dividend rate per common share was $1.28, a 14 percent increase over 1995. The dividend payout ratio for 1996 was 39 percent compared to 37 percent for 1995 and 32 percent for 1994. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth.

  A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The Company's five-year compound growth rate in shareholders' equity of 11 percent was achieved primarily through reinvested earnings.
  Average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. The ratio of average shareholders' equity to average assets for 1996 was 6.88 percent compared to 6.89 percent in 1995 and 7.15 percent in 1994. The decrease in 1995 was due primarily to the impact of the October, 1994 acquisition of 22 branches of First Heights Bank, fsb, of Houston, Texas and related deposits of approximately $800 million on the Company's average assets. As noted above, exclusive of the change in unrealized holding gains (losses) on securities available for sale, the increase in shareholders' equity in 1995 and 1994 is due almost exclusively to the retention of earnings. In order to maintain this ratio at appropriate levels with continued growth in total average assets, a corresponding level of capital growth must be achieved. The table below summarizes these and other key ratios for the Company for each of the last three years.

                          RETURN ON EQUITY AND ASSETS


                                                               December 31
                                                            -------------------
                                                            1996   1995   1994
                                                            -----  -----  -----
Return on average assets...................................  1.18%  1.16%  1.24%
Return on average common equity............................ 17.13  16.79  17.33
Common stock dividend payout ratio......................... 39.13  37.37  32.15
Average equity to average assets ratio.....................  6.88   6.89   7.15

  Two important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as common shareholders' equity, minus goodwill and other intangibles disallowed by the Subsidiary Bank's regulators, divided by total quarterly average assets minus goodwill, other disallowed intangibles, and the unrealized gain (loss) on available-for-sale securities. The tangible leverage ratio is defined as common shareholders' equity, minus all intangibles, divided by total quarterly average assets minus all intangibles. Even though core deposit intangibles and goodwill increased from acquisitions during 1996 and 1994, the leverage ratio remained well within regulatory guidelines: 6.11 percent at year-end 1996; 6.73 percent at year-end 1995; and 6.60 percent at year-end 1994. For the same periods, the tangible leverage ratio was 5.96 percent at year-end 1996; 6.55 percent at year-end 1995; and 6.37 percent at year-end 1994. The detail for the computation of these ratios is provided in the following table. The decrease in both the leverage ratio and the tangible leverage ratio in 1996 was due primarily to the substantial increase in intangibles resulting from acquisitions completed by the Company in 1996. Other disallowed intangibles represent intangible assets, other than goodwill, recorded after February 19, 1992, that are excluded from regulatory capital. Other intangibles recorded before that date continue to be included in regulatory capital under the "grandfather" provision of Federal Reserve regulations. The $12.0 million increase in shareholders' equity at December 31, 1995, resulting from the increase in the fair value of the Company's available-for-sale investment securities portfolio has not been included as a component of equity in the calculation of regulatory capital by the Federal regulators. By the same token, the $2.8 million decrease in shareholders' equity at December 31, 1996, is not required to be deducted from the Company's equity in computing the leverage ratios.

                          LEVERAGE RATIO CALCULATIONS

                                                     December 31
                                          ------------------------------------
                                             1996         1995         1994
                                          -----------  -----------  ----------
                                                    (in Thousands)
Total fourth quarter average assets...... $11,553,725  $10,290,371  $9,298,088
 Add: Unrealized holding loss on avail-
  able-for-sale securities...............       2,531        1,834       9,259
 Less: Goodwill..........................      80,313       23,229      24,481
    Other disallowed intangibles.........      25,699       11,679      13,707
                                          -----------  -----------  ----------
Tangible average assets before deduction
 of other intangibles....................  11,450,244   10,257,297   9,269,159
 Less: Other intangibles.................      18,282       20,496      23,027
                                          -----------  -----------  ----------
    Tangible average assets.............. $11,431,962  $10,236,801  $9,246,132
                                          ===========  ===========  ==========
Total period-end common shareholders'
 equity.................................. $   803,062  $   737,463  $  637,877
 Less: Goodwill..........................      80,313       23,229      24,481
    Other disallowed intangibles.........      25,699       11,679      13,707
    Net unrealized holding gain (loss) on
      available-for-sale securities......      (2,766)      11,978     (12,347)
                                          -----------  -----------  ----------
Total common shareholders' equity before
 deduction of other intangibles..........     699,816      690,577     612,036
 Less: Other intangibles.................      18,282       20,496      23,027
                                          -----------  -----------  ----------
  Tangible period-end common sharehold-
   ers' equity........................... $   681,534  $   670,081  $  589,009
                                          ===========  ===========  ==========
    Leverage ratio.......................        6.11%        6.73%       6.60%
    Tangible leverage ratio..............        5.96         6.55        6.37

  Risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off of the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill and other disallowed intangibles, amounted to $700 million at December 31, 1996. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Qualifying Capital and totaled $926 million at year-end 1996. The percentage ratios, as calculated under the guidelines, were 8.59 percent and 11.37 percent for Tier I and Total Qualifying Capital, respectively, at year-end 1996, down from 9.95 percent and 13.00 percent at year-end 1995. Tier I capital decreased in 1996 as a result of a 17 percent increase in risk weighted assets, due to acquisitions and internally generated growth, and only a 1 percent and 7 percent increase in Tier I and Tier II capital, respectively. While shareholders' equity increased 9 percent from December 31, 1995 to December 31, 1996, the increases in Tier I and Total Qualifying Capital were significantly less due to the addition of $70 million in intangibles resulting from the Company's acquisitions in 1996. The increase in the Tier I ratio in 1995 was due primarily to $72 million in earnings retained by the Company, net of dividends.

                                                               December 31
                                                            -------------------
                                                            1996   1995   1994
                                                            -----  -----  -----
Risk-based Capital Ratios:
 Tier I Capital Ratio......................................  8.59%  9.95%  9.80%
 Total Qualifying Capital Ratio............................ 11.37  13.00  13.04

  The regulatory capital ratios of the Company's Subsidiary Banks currently exceed the minimum ratios of 5 percent leverage capital, 6 percent Tier I capital, and 10 percent Total Qualifying Capital required in 1996 for "well-capitalized" banks as defined by federal regulators. The Company continually monitors these ratios to assure that the Subsidiary Banks exceed the guidelines. For further information regarding the regulatory capital ratios of the Subsidiary Banks, see Note 9, Regulatory Matters and Dividends from Subsidiaries, in the "Notes to Consolidated Financial Statements".

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

  Net interest income for 1996 increased nine percent over 1995 while increasing four percent in 1995 over 1994. An 11 percent increase in the volume of average earning assets, primarily total investment securities and loans, more than offset a 6 basis point decline in net yield. In 1995, a 17 percent increase in the volume of earning assets offset a 50 basis point decline in the net yield. The schedule on pages 32 and 33 provides the detail of changes in interest income, interest expense and net interest income due to changes in volumes and rates.

  Interest income increased 9 percent in 1996 and 24 percent in 1995 after increasing 9 percent in 1994. Interest income in 1996 grew as a result of an 11 percent increase in the volume of average earning assets partially offset by a 15 basis point decrease in the average interest rate earned. A 10 percent increase in the volume of average loans and a 14 basis point decrease in yield accounted for the 8 percent increase in fully taxable equivalent interest income on loans. Interest income on investment securities, including securities available for sale, increased eight percent from 1995 to 1996. This increase resulted from a 9 percent increase in the average balance of total investment securities offset by an 11 basis point decrease in yield. Interest income on trading securities increased 26 percent primarily as a result of a 38 percent increase in the average balance.

  Total interest expense increased by 8 percent in 1996 due to an 11 percent increase in average volume combined with a 12 basis point decrease in the rate paid on interest bearing liabilities. Interest expense on interest bearing deposits increased 13 percent as the result of a 15 percent increase in the average volume and a 5 basis point decrease in rate. The 4 percent decrease in average borrowed funds, which includes interest bearing liabilities that are not classified as deposits, coupled with a 25 basis point decline in rate resulted in an 8 percent decrease in interest expense for this category.

  From 1994 to 1995, interest income increased 24 percent as a result of a 17 percent increase in the volume of average earning assets and a 45 basis point increase in the yield on average earning assets. Fully taxable equivalent interest income on loans rose 20 percent as a result of a 13 percent increase in average volume and a 56 basis point increase in yield. Interest income on investment securities, including securities available for sale, increased 46 percent from 1994 to 1995 as a result of 39 percent increase in average volume and a 26 basis point increase in the yield on investment securities. A 39 basis point decrease in yield along with a 46 percent decrease in average balance decreased interest income on trading securities by 49 percent in 1995.

  A 104 basis point increase in the rate paid on interest bearing liabilities combined with a 19 percent increase in average volume resulted in a 51 percent increase in interest expense on interest bearing liabilities in 1995. A substantial portion of the increase in total interest expense was due to a 45 percent increase in interest expense on interest bearing deposits, resulting from a 91 basis point increase in rate and a 17 percent increase in the average volume. A 153 basis point increase in the rate paid on average borrowed funds, along with a 28 percent increase in average volume, resulted in a 72 percent increase in interest expense for this category.

  The trend in net interest income is commonly evaluated in terms of average rates using the net yield and the interest rate spread. The net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average total earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net yield declined 6 basis points to

4.00 percent in 1996 and decreased 50 basis points to 4.06 percent in 1995. The moderate decrease in net yield in 1996 was a function of the downward repricing of loans and investment securities outpacing the repricing of interest bearing liabilities. This is evidenced by the fact the yield on interest earning assets decreased 15 basis points while the rate paid on interest bearing liabilities decreased by 12 basis points. At the same time, the portion of interest earning assets funded by interest bearing liabilities in 1996 was 85 percent, unchanged from 1995.

  During 1996, the net yield on interest earning assets was minimally impacted by the Company's use of interest rate contracts, primarily interest rate swaps and interest rate floors, increasing the taxable equivalent net yield on interest earning assets by two basis points, unchanged from 1995. The greatest impact from the use of interest rate contracts was on the yield and interest income on loans where the net yield was increased by 5 basis points and interest income was increased by $2.7 million. At the same time, the impact of interest rate contracts on interest bearing liabilities was less significant, increasing interest expense by $1.3 million and the net cost of funds by 1 basis point. It is the Company's intention to continue to use interest rate contracts to manage its exposure to the changing interest rate environment in the future, although there can be no assurance that the impact of interest rate contracts on the earnings of future periods will be positive.

  The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During 1996, the net interest rate spread decreased 3 basis points to 3.28 percent from the 1995 spread of 3.31 percent as the cost of interest bearing liabilities declined to a lesser extent than the yields earned on earning assets. The decrease in 1995 was 59 basis points from 3.90 percent in 1994. See the accompanying schedules entitled "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" and "Rate/Volume Variance Analysis" for more information.

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

                                                         December 31
                                                   ----------------------------
                                                   1996  1995  1994  1993  1992
                                                   ----  ----  ----  ----  ----
Rate earned on interest earning assets............ 8.08% 8.22% 7.75% 7.95% 8.67%
Rate paid on interest bearing liabilities......... 4.84  4.96  3.92  3.62  4.29
Interest rate spread.............................. 3.24  3.26  3.83  4.33  4.38
Net yield on earning assets....................... 3.96  4.02  4.49  4.99  5.07

  Interest income, as reported in "Consolidated Statements of Income", on a nominal yield basis increased in 1996 by $65.5 million while net interest income increased by $33.5 million. The six basis point decrease in the net yield in 1996 was a result of a decrease in the yields in the Company's interest earning assets and a decrease in the cost of interest bearing liabilities, as discussed earlier.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

Taxable Equivalent Basis

                                          Year Ended December 31
                          --------------------------------------------------------
                                     1996                         1995
                          ---------------------------- ---------------------------
                            AVERAGE    INCOME/  YIELD/  Average    Income/  Yield/
                            BALANCE    EXPENSE   RATE   Balance    Expense   Rate
                          -----------  -------- ------ ----------  -------- ------
                                              (in Thousands)
ASSETS
Earning assets:
 Loans, net of unearned
  income*...............  $ 6,921,047  $605,748  8.75% $6,283,876  $558,529  8.89%
 Investment securities:
  Taxable...............      788,416    57,410  7.28   1,708,713   128,340  7.51
  Tax-exempt............       87,962     7,948  9.04      86,867     8,567  9.86
                          -----------  --------        ----------  --------
  Total investment secu-
   rities...............      876,378    65,358  7.46   1,795,580   136,907  7.62
 Investment securities
  available for sale....    2,144,031   140,656  6.56     965,990    54,348  5.63
 Trading account securi-
  ties..................       93,604     6,418  6.86      67,591     5,112  7.56
 Federal funds sold and
  securities purchased
  under agreements to
  resell................      115,209     6,163  5.35      69,988     4,238  6.05
 Interest bearing depos-
  its with other banks..        1,005        61  6.09       3,081       182  5.91
                          -----------  --------        ----------  --------
  Total earning assets..   10,151,274   824,404  8.12   9,186,106   759,316  8.27
Allowance for loan loss-
 es.....................     (114,595)                   (109,501)
Unrealized gain (loss)
 on investment securi-
 ties available for
 sale...................       (2,910)                     (5,772)
Cash and due from banks.      460,334                     411,889
Other assets............      444,717                     392,473
                          -----------                  ----------
  Total assets..........  $10,938,820                  $9,875,195
                          ===========                  ==========
LIABILITIES AND SHARE-
 HOLDERS' EQUITY
Interest bearing liabil-
 ities:
 Deposits:
  Demand................  $   899,092    20,820  2.32  $  860,694    21,635  2.51
  Savings...............    2,688,610   107,975  4.02   2,005,572    77,309  3.85
  Certificates of de-
   posit less than
   $100,000 and other
   time deposits........    2,651,026   151,198  5.70   2,540,713   144,878  5.70
  Certificates of de-
   posit of $100,000 or
   more.................      884,095    50,506  5.71     801,530    47,533  5.93
                          -----------  --------        ----------  --------
  Total interest bearing
   deposits.............    7,122,823   330,499  4.64   6,208,509   291,355  4.69
 Federal funds pur-
  chased................      455,631    24,161  5.30     555,701    32,093  5.78
 Securities sold under
  agreements to repur-
  chase.................      238,834    11,759  4.92     271,788    13,490  4.96
 Other short-term
  borrowings............      190,360     9,699  5.10     191,328    11,036  5.77
 FHLB and other
  borrowings............      624,422    41,825  6.70     546,402    37,982  6.95
                          -----------  --------        ----------  --------
  Total interest bearing
   liabilities..........    8,632,070   417,943  4.84   7,773,728   385,956  4.96
                                       --------  ----              --------  ----
Noninterest bearing de-
 mand deposits..........    1,487,824                   1,367,089
Accrued expenses and
 other liabilities......       66,094                      54,176
Shareholders' equity....      752,832                     680,202
                          -----------                  ----------
  Total liabilities and
   shareholders' equity.  $10,938,820                  $9,875,195
                          ===========                  ==========
Net interest income/net
 interest spread........                406,461  3.28%              373,360  3.31%
                                                 ====                        ====
Net yield on earning as-
 sets...................                         4.00%                       4.06%
                                                 ====                        ====
Taxable equivalent ad-
 justment:
 Loans..................                    851                       1,091
 Investment securities..                  2,947                       3,234
 Investment securities
  available for sale....                    168                          26
 Trading account securi-
  ties..................                     68                          55
                                       --------                    --------
  Total taxable equiva-
   lent adjustment......                  4,034                       4,406
                                       --------                    --------
Net interest income.....               $402,427                    $368,954
                                       ========                    ========

--------
* Loans on nonaccrual status have been included in the computation of average balances.

                                                                                                                  GROWTH RATE
                                                       Year Ended December 31                                  AVERAGE BALANCES
                          ----------------------------------------------------------------------------------- -------------------
                                     1994                        1993                        1992
                          --------------------------- --------------------------- --------------------------- ONE YEAR FIVE YEAR
                           Average    Income/  Yield/  Average    Income/  Yield/  Average    Income/  Yield/  1996-   COMPOUNDED
                           Balance    Expense   Rate   Balance    Expense   Rate   Balance    Expense   Rate    1995   1996-1991
                          ----------  -------- ------ ----------  -------- ------ ----------  -------- ------ -------- ----------
                                                           (in Thousands)
ASSETS
Earning assets:
 Loans, net of unearned
  income*...............  $5,578,992  $464,514  8.33% $5,087,981  $433,559  8.52% $4,448,154  $417,895  9.39%   10.14%    12.08%
 Investment securities:
  Taxable...............   1,047,677    79,853  7.62     885,547    67,143  7.58   1,714,028   131,887  7.69   (53.86)   (12.81)
  Tax-exempt............      98,723     9,556  9.68     142,365    13,314  9.35     169,004    15,945  9.43     1.26    (14.79)
                          ----------  --------        ----------  --------        ----------  --------
  Total investment secu-
   rities...............   1,146,400    89,409  7.80   1,027,912    80,457  7.83   1,883,032   147,832  7.85   (51.19)   (13.02)
 Investment securities
  available for sale....     843,684    43,237  5.12     556,701    33,245  5.97      55,618     3,789  6.81   121.95       --
 Trading account securi-
  ties..................     125,805     9,996  7.95     164,756     9,885  6.00      94,590     6,631  7.01    38.49     (1.32)
 Federal funds sold and
  securities purchased
  under agreements to
  resell................     152,466     6,326  4.15     117,212     3,399  2.90      99,656     3,315  3.33    64.61     (4.16)
 Interest bearing depos-
  its with other banks..      12,218       826  6.76      19,939     1,315  6.60      18,772     1,293  6.89   (67.39)   (46.51)
                          ----------  --------        ----------  --------        ----------  --------
  Total earning assets..   7,859,565   614,308  7.82   6,974,501   561,860  8.06   6,599,822   580,755  8.80    10.51     11.32
Allowance for loan loss-
 es.....................    (114,770)                   (103,566)                    (70,888)                    4.65     14.50
Unrealized gain (loss)
 on investment securi-
 ties available for
 sale...................      (3,582)                         30                         --                    (49.58)      --
Cash and due from banks.     387,531                     348,238                     318,973                    11.76      9.61
Other assets............     376,582                     343,168                     341,957                    13.31      8.96
                          ----------                  ----------                  ----------
  Total assets..........  $8,505,326                  $7,562,372                  $7,189,864                    10.77     11.11
                          ==========                  ==========                  ==========
LIABILITIES AND SHARE-
 HOLDERS' EQUITY
Interest bearing liabil-
 ities:
 Deposits:
  Demand................  $  841,308    19,942  2.37  $  704,939    16,952  2.40  $  588,655    16,605  2.82     4.46     13.26
  Savings...............   1,906,063    59,062  3.10   1,787,984    51,171  2.86   1,691,701    58,169  3.44    34.06     13.22
  Certificates of de-
   posit less than
   $100,000 and other
   time deposits........   1,915,330    91,729  4.79   1,577,900    78,388  4.97   1,617,201    96,196  5.95     4.34      9.98
  Certificates of de-
   posit of $100,000 or
   more.................     645,780    29,857  4.62     494,895    22,133  4.47     504,824    25,432  5.04    10.30     12.92
                          ----------  --------        ----------  --------        ----------  --------
  Total interest bearing
   deposits.............   5,308,481   200,590  3.78   4,565,718   168,644  3.69   4,402,381   196,402  4.46    14.73     11.92
 Federal funds pur-
  chased................     378,826    17,288  4.56     408,529    12,473  3.05     617,697    21,822  3.53   (18.01)    (0.27)
 Securities sold under
  agreements to repur-
  chase.................     253,867     8,955  3.53     244,989     6,885  2.81     273,287     9,141  3.34   (12.12)   (10.17)
 Other short-term
  borrowings............     226,493    10,064  4.44     211,755     7,000  3.31     191,830     7,727  4.03    (0.51)     8.48
 FHLB and other
  borrowings............     359,973    18,678  5.19     278,989    11,633  4.17      45,515     2,354  5.17    14.28     95.34
                          ----------  --------        ----------  --------        ----------  --------
  Total interest bearing
   liabilities..........   6,527,640   255,575  3.92   5,709,980   206,635  3.62   5,530,710   237,446  4.29    11.04     11.21
                                      --------  ----              --------  ----              --------  ----
Noninterest bearing de-
 mand deposits..........   1,329,615                   1,241,486                   1,100,723                     8.83     10.48
Accrued expenses and
 other liabilities......      39,751                      39,504                      49,846                    22.00      3.63
Shareholders' equity....     608,320                     571,402                     508,585                    10.68     12.03
                          ----------                  ----------                  ----------
  Total liabilities and
   shareholders' equity.  $8,505,326                  $7,562,372                  $7,189,864                    10.77     11.11
                          ==========                  ==========                  ==========
Net interest income/net
 interest spread........               358,733  3.90%              355,225  4.44%              343,309  4.51%
                                                ====                        ====                        ====
Net yield on earning as-
 sets...................                        4.56%                       5.09%                       5.20%
                                                ====                        ====                        ====
Taxable equivalent ad-
 justment:
 Loans..................                 1,896                       2,188                       2,454
 Investment securities..                 3,386                       4,686                       5,840
 Investment securities
  available for sale....                   190                         277                          70
 Trading account securi-
  ties..................                    53                         108                          83
                                      --------                    --------                    --------
  Total taxable equiva-
   lent adjustment......                 5,525                       7,259                       8,447
                                      --------                    --------                    --------
Net interest income.....              $353,208                    $347,966                    $334,862
                                      ========                    ========                    ========

RATE/VOLUME VARIANCE ANALYSIS

Taxable Equivalent Basis

                                   Average Volume             Change in Volume      Average Rate
                          --------------------------------- ---------------------  ----------------
                             1996        1995       1994    1996-1995  1995-1994   1996  1995  1994
                          ----------- ---------- ---------- ---------  ----------  ----  ----  ----
                                                (in Thousands)
EARNING ASSETS:
Loans, net of unearned
 income.................  $ 6,921,047 $6,283,876 $5,578,992 $ 637,171  $  704,884  8.75% 8.89% 8.33%
Investment securities:
 Taxable................      788,416  1,708,713  1,047,677  (920,297)    661,036  7.28  7.51  7.62
 Tax-exempt.............       87,962     86,867     98,723     1,095     (11,856) 9.04  9.86  9.68
                          ----------- ---------- ---------- ---------  ----------
  Total investment
   securities...........      876,378  1,795,580  1,146,400  (919,202)    649,180  7.46  7.62  7.80
Investment securities
 available for sale.....    2,144,031    965,990    843,684 1,178,041     122,306  6.56  5.63  5.12
Trading account
 securities.............       93,604     67,591    125,805    26,013     (58,214) 6.86  7.56  7.95
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      115,209     69,988    152,466    45,221     (82,478) 5.35  6.05  4.15
Interest bearing
 deposits with other
 banks..................        1,005      3,081     12,218    (2,076)     (9,137) 6.09  5.91  6.76
                          ----------- ---------- ---------- ---------  ----------
 Total earning assets...  $10,151,274 $9,186,106 $7,859,565 $ 965,168  $1,326,541  8.12  8.27  7.82
                          =========== ========== ========== =========  ==========
INTEREST BEARING
 LIABILITIES:
Deposits:
 Demand.................  $   899,092 $  860,694 $  841,308 $  38,398  $   19,386  2.32  2.51  2.37
 Savings................    2,688,610  2,005,572  1,906,063   683,038      99,509  4.02  3.85  3.10
 Certificates of deposit
  less than $100,000 and
  other time deposits...    2,651,026  2,540,713  1,915,330   110,313     625,383  5.70  5.70  4.79
 Certificates of deposit
  of $100,000 or more...      884,095    801,530    645,780    82,565     155,750  5.71  5.93  4.62
                          ----------- ---------- ---------- ---------  ----------
  Total interest bearing
   deposits.............    7,122,823  6,208,509  5,308,481   914,314     900,028  4.64  4.69  3.78
Federal funds purchased.      455,631    555,701    378,826  (100,070)    176,875  5.30  5.78  4.56
Securities sold under
 agreements to
 repurchase.............      238,834    271,788    253,867   (32,954)     17,921  4.92  4.96  3.53
Other short-term
 borrowings.............      190,360    191,328    226,493      (968)    (35,165) 5.10  5.77  4.44
FHLB and other
 borrowings.............      624,422    546,402    359,973    78,020     186,429  6.70  6.95  5.19
                          ----------- ---------- ---------- ---------  ----------
 Total interest bearing
  liabilities...........  $ 8,632,070 $7,773,728 $6,527,640 $ 858,342  $1,246,088  4.84  4.96  3.92
                          =========== ========== ========== =========  ==========  ----  ----  ----
 Net interest income/net
  interest spread.......                                                           3.28% 3.31% 3.90%
                                                                                   ====  ====  ====
 Net yield on earning
  assets................                                                           4.00% 4.06% 4.56%
                                                                                   ====  ====  ====
 Net cost of funds......                                                           4.12% 4.20% 3.25%
                                                                                   ====  ====  ====

                                                                                       Variance Attributed to
                                                                          ------------------------------------------------------
                           Interest Income/Expense         Variance                1996                        1995
                          --------------------------- ------------------- -------------------------  ---------------------------
                            1996      1995     1994   1996-1995 1995-1994 VOLUME    RATE      MIX    Volume     Rate      Mix
                          --------  -------- -------- --------- --------- -------  -------  -------  -------  --------  --------
                                                                   (in Thousands)
EARNING ASSETS:
Loans, net of unearned
 income.................  $605,748  $558,529 $464,514  $47,219   $94,015  $56,634  $(8,546)   $(869) $58,689  $ 31,365  $  3,961
Investment securities:
 Taxable................    57,410   128,340   79,853  (70,930)   48,487  (69,123)  (3,916)   2,109   50,384    (1,163)     (734)
 Tax-exempt.............     7,948     8,567    9,556     (619)     (989)     108     (718)      (9)  (1,148)      180       (21)
                          --------  -------- --------  -------   -------  -------  -------  -------  -------  --------  --------
  Total investment
   securities...........    65,358   136,907   89,409  (71,549)   47,498  (69,015)  (4,634)   2,100   49,236      (983)     (755)
Investment securities
 available for sale.....   140,656    54,348   43,237   86,308    11,111   66,278    9,025   11,005    6,268     4,229       614
Trading account
 securities.............     6,418     5,112    9,996    1,306    (4,884)   1,967     (478)    (183)  (4,625)     (481)      222
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     6,163     4,238    6,326    1,925    (2,089)   2,738     (494)    (319)  (3,422)    2,905    (1,572)
Interest bearing
 deposits with other
 banks..................        61       182      826     (121)     (644)    (123)       6       (4)    (618)     (104)       78
                          --------  -------- --------  -------   -------  -------  -------  -------  -------  --------  --------
 Total earning assets...   824,404   759,316  614,308   65,088   145,007   58,479   (5,121)  11,730  105,528    36,931     2,548

INTEREST BEARING
 LIABILITIES:
Deposits:
 Demand.................    20,820    21,635   19,942     (815)    1,693      965   (1,704)     (76)     460     1,206        27
 Savings................   107,975    77,309   59,062   30,666    18,247   26,329    3,235    1,102    3,083    14,412       752
 Certificates of deposit
  less than $100,000 and
  other time deposits...   151,198   144,878   91,729    6,320    53,149    6,290       28        2   29,950    17,491     5,709
 Certificates of deposit
  of $100,000 or more...    50,506    47,533   29,857    2,973    17,676    4,896   (1,744)    (179)   7,201     8,440     2,035
                          --------  -------- --------  -------   -------  -------  -------  -------  -------  --------  --------
  Total interest bearing
   deposits.............   330,499   291,355  200,590   39,144    90,765   38,480     (185)     849   40,694    41,549     8,523
Federal funds purchased.    24,161    32,093   17,288   (7,932)   14,805   (5,779)  (2,625)     472    8,072     4,590     2,143
Securities sold under
 agreements to
 repurchase.............    11,759    13,490    8,955   (1,731)    4,535   (1,636)    (108)      13      632     3,646       257
Other short-term
 borrowings.............     9,699    11,036   10,064   (1,337)      972      (56)  (1,288)       7   (1,563)    2,999      (465)
FHLB and other
 borrowings.............    41,825    37,982   18,678    3,843    19,304    5,423   (1,383)    (197)   9,673     6,345     3,286
                          --------  -------- --------  -------   -------  -------  -------  -------  -------  --------  --------
 Total interest bearing
  liabilities...........   417,943   385,956  255,575   31,987   130,381   36,432   (5,589)   1,144   57,508    59,129    13,744
                          --------  -------- --------  -------   -------  -------  -------  -------  -------  --------  --------
 Net interest income/net
  interest spread.......  $406,461  $373,360 $358,733  $33,101   $14,626  $22,047  $   468  $10,586  $48,020  $(22,198) $(11,196)
                          ========  ======== ========  =======   =======  =======  =======  =======  =======  ========  ========
 Net yield on earning
  assets................

 Net cost of funds......

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

  The economic outlook for the states in which the Company does business is guardedly optimistic in the midst of a gradual improvement of the economy overall. Real estate values, affected by the recessionary pressures of prior years, have shown a general stabilization in the Subsidiary Banks' markets. On a regional basis, however, any economic slowdown in these markets could have an effect on most regional bank holding companies and could impact overall asset growth. Such an economic slowdown would probably also have a negative impact on real estate lending as well as the level of net charge-offs and delinquencies.

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

  Net loan charge-offs increased 64 percent in 1996 after increasing 29 percent in 1995 and decreasing 24 percent in 1994. Increases in net charge-offs in consumer installment loans and commercial, financial and agricultural loans constituted the majority of the total $6.8 million increase in net loan charge-offs in 1996. The increase in 1995 was due to increased net charge-offs in all loan categories with the exception of residential real estate mortgages. The decrease in net charge-offs in 1994 resulted from decreased net charge-offs in all categories of loans with the exception of commercial real estate loans. During 1996, net charge-offs of commercial, financial and agricultural loans increased by $1.8 million and net charge-offs of consumer installment loans increased $5.6 million. With regard to the Company's consumer installment loan portfolio, net charge-offs for credit card receivables, which represented only 3 percent of the Company's loan portfolio, increased as a percentage of average volume from 2.58 percent in 1995 to 3.89 percent in 1996. Similarly, net charge-offs as a percentage of loans in the Company's indirect consumer installment portfolio, consisting primarily of new and used automobile loans, increased from 0.12 percent in 1995 to 0.28 percent in 1996.

  The following table sets forth information with respect to the Company's loans and the allowance for loan losses for the five years ended December 31, 1996:

                        SUMMARY OF LOAN LOSS EXPERIENCE

                             1996        1995        1994        1993        1992
                          ----------  ----------  ----------  ----------  ----------
                                              (in Thousands)
Loans, net of unearned
 income:
 Average outstanding
  during the year.......  $6,921,047  $6,283,876  $5,578,992  $5,087,981  $4,448,154
                          ==========  ==========  ==========  ==========  ==========
Allowance for loan loss-
 es:
 Balance at beginning of
  year..................  $  111,235  $  110,958  $  114,233  $   87,463  $   59,608
Charge-offs:
 Commercial, financial
  and agricultural......       5,745       4,924       4,028       5,410       6,681
 Real estate--construc-
  tion..................          33         228          70         645         380
 Real estate--mortgage:
  Residential...........       1,284         471         473         884       1,357
  Commercial............         584       1,339       1,065         875       4,949
 Consumer installment...      15,482      10,602      10,375      12,137      19,316
                          ----------  ----------  ----------  ----------  ----------
    Total...............      23,128      17,564      16,011      19,951      32,683
Recoveries:
 Commercial, financial
  and agricultural......       1,397       2,395       3,428       4,315       2,387
 Real estate--construc-
  tion..................         229         155          50          50         309
 Real estate--mortgage:
  Residential...........         373         206         169         328         444
  Commercial............         239          80         207         494         409
 Consumer installment...       3,325       3,997       3,818       3,840       3,493
                          ----------  ----------  ----------  ----------  ----------
    Total...............       5,563       6,833       7,672       9,027       7,042
                          ----------  ----------  ----------  ----------  ----------
 Net charge-offs........      17,565      10,731       8,339      10,924      25,641
Provision charged to in-
 come...................      17,630      11,008       3,816      36,090      53,325
Additions due to acqui-
 sitions................       7,173         --        1,248       1,604         171
                          ----------  ----------  ----------  ----------  ----------
Balance at end of year..  $  118,473  $  111,235  $  110,958  $  114,233  $   87,463
                          ==========  ==========  ==========  ==========  ==========
Net charge-offs to aver-
 age loans outstanding
 during the year........         .25%        .17%        .15%        .21%        .58%

  When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The amount of the allowance increased 7 percent to $118.5 million at December 31, 1996 from December 31, 1995, representing 1.59 percent of outstanding loans compared to 1.69 percent at December 31, 1995 and 1.85 percent at December 31, 1994. As shown in the table below, management determined that at December 31, 1996, approximately 16.0 percent of the allowance for loan losses was related to commercial, financial and agricultural loans, 22.6 percent was associated with real estate loans and 21.8 percent was related to consumer installment loans. Approximately 39.6 percent of the allowance remained unallocated to any specific category due to uncertainties related to loan portfolios acquired in connection with business combinations with regard to underwriting standards and other factors. In addition, a portion of the unallocated allowance is due to the returning of previously nonperforming loans to performing status. While additional provision is provided with respect to these loans when identified as nonperforming, the corresponding portion of the allowance remains a component of the total allowance upon a loan's return to performing status. The amount of the allowance allocated to impaired loans by loan category is presented in the table on page 38.

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                December 31
                          ----------------------------------------------------------------------------------------
                                1996              1995              1994              1993              1992
                          ----------------- ----------------- ----------------- ----------------- ----------------
                                   PERCENT           Percent           Percent           Percent          Percent
                           AMOUNT  OF TOTAL  Amount  of Total  Amount  of Total  Amount  of Total Amount  of Total
                          -------- -------- -------- -------- -------- -------- -------- -------- ------- --------
                                                               (in Thousands)
Commercial, financial
 and agricultural.......  $ 18,952   16.0%  $ 15,907   14.3%  $ 14,425   13.0%  $ 15,421   13.5%  $14,082   16.1%
Real estate --
  construction..........     5,370    4.5      3,671    3.3      4,549    4.1      5,026    4.4     5,510    6.3
Real estate -- mortgage:
 Residential............    11,270    9.5      9,900    8.9      5,548    5.0      3,427    3.0     3,061    3.5
 Commercial.............    10,116    8.6     15,684   14.1     13,537   12.2     16,906   14.8     9,359   10.7
Consumer installment....    25,831   21.8     21,913   19.7     20,971   18.9     18,506   16.2    20,641   23.6
Unallocated.............    46,934   39.6     44,160   39.7     51,928   46.8     54,947   48.1    34,810   39.8
                          --------  -----   --------  -----   --------  -----   --------  -----   -------  -----
                          $118,473  100.0%  $111,235  100.0%  $110,958  100.0%  $114,233  100.0%  $87,463  100.0%
                          ========  =====   ========  =====   ========  =====   ========  =====   =======  =====

NONPERFORMING ASSETS

  Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed real estate. It is the general policy of the Subsidiary Banks to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is 90 days or more past due as to principal or interest and the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer loans is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

  Nonperforming assets at December 31, 1996, were $28.9 million, an increase of $5.8 million from year-end 1995. Nonperforming loans increased $8.2 million from year-end 1995 to $21.9 million. The increase in nonperforming assets in 1996 was due in part to nonperforming assets acquired in connection with business combinations completed during 1996. During 1996, $6.2 million of loans were transferred to other real estate owned offset by total sales of other real estate owned of $9.0 million. Of these sales, $7.2 million were cash sales while $1.8 million represented loans originated by the Subsidiary Banks to facilitate the sale of other real estate. During 1995, loans transferred to other real estate owned totaled $7.6 million, cash sales were $3.8 million, and loans to facilitate the sale of other real estate owned were $1.8 million.

  Even though the stabilization in the commercial real estate market in the Southeastern part of the country continued during 1996, management will continue to monitor the Company's real estate and commercial loan portfolio during 1997. Particular attention will be focused on those credits identified by the loan monitoring and review process. Management continues to emphasize the need to maintain a low level of nonperforming assets and to return current nonperforming assets to an earning status.

  Renegotiated loans increased $1.4 million from year-end 1995 while foreclosed real estate declined $2.5 million for the year. Loans past due 90 days or more increased $2.9 million compared to the 1995 year-end level. Other foreclosed or repossessed assets at year-end 1996 totaled approximately $850,000.

  At December 31, 1996, nonperforming assets were 0.39 percent of loans outstanding and foreclosed real estate held for sale compared to 0.35 percent at year-end 1995. Nonaccrual loans and renegotiated loans as a percentage of loans outstanding at year-end 1996 were 0.26 percent and 0.03 percent, respectively.

  The following table summarizes the Company's nonperforming assets for each of the last five years. Also provided are tables which detail nonaccrual loans and loans with terms modified in troubled debt restructurings at December 31, 1996 and 1995.

                             NONPERFORMING ASSETS

                                                 December 31
                                   -------------------------------------------
                                    1996     1995     1994     1993     1992
                                   -------  -------  -------  -------  -------
                                               (in Thousands)
Loans on nonaccrual............... $19,336  $12,538  $12,128  $12,466  $21,762
Renegotiated loans................   2,517    1,070    1,597    7,377    7,913
                                   -------  -------  -------  -------  -------
    Total nonperforming loans.....  21,853   13,608   13,725   19,843   29,675
Other real estate.................   7,064    9,550    7,471   21,972   39,355
                                   -------  -------  -------  -------  -------
    Total nonperforming assets.... $28,917  $23,158  $21,196  $41,815  $69,030
                                   =======  =======  =======  =======  =======
Accruing loans 90 days past due... $ 8,034  $ 5,181  $ 4,372  $ 4,203  $ 3,661
Total nonperforming loans as a
 percentage of loans..............     .29%     .21%     .23%     .37%     .61%
Total nonperforming assets as a
 percentage of loans
 and ORE..........................     .39      .35      .35      .77     1.41
Loans 90 days past due as a per-
 centage of loans.................     .11      .08      .07      .08      .08

  Other loans within the Company's portfolio may become classified as nonperforming as conditions dictate; however, management was not aware of any such loan that was material in amount at December 31, 1996.

  Details of nonaccrual loans at December 31, 1996 and 1995 appear below:

                                                                  1996    1995
                                                                 ------- -------
                                                                 (in Thousands)
Principal balance............................................... $19,336 $12,538
Interest that would have been recorded under original terms.....   1,884   1,374
Interest actually recorded......................................     619     620

  Details of loans with terms modified in troubled debt restructurings at December 31, 1996 and 1995 appear below:

                                                                  1996    1995
                                                                 ------- -------
                                                                 (in Thousands)
Principal balance............................................... $ 2,517 $ 1,070
Interest that would have been recorded under original terms.....     226     116
Interest actually recorded......................................     181     104

  Effective January 1, 1995, the Company adopted Financial Accounting Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Financial Accounting Statement No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures, ("FAS114"). FAS114 requires loans to be measured for impairment using one of three methods when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for credit losses as an adjustment to the allowance for credit losses. FAS114 does not apply to debt securities, leases, loans that are measured at fair value or at the lower of cost or fair value, or to smaller balance, homogeneous loans that are collectively evaluated for impairment.

  Detailed in the table below are loans designated by the Company as impaired, as defined by FAS114, at December 31, 1996, by loan category:

                                IMPAIRED LOANS

                            Nonaccrual          Accruing
                          Impaired Loans     Impaired Loans    Total     Total
                         ----------------- ------------------ Impaired  Related
                         Balance Allowance Balance  Allowance  Loans   Allowance
                         ------- --------- -------- --------- -------- ---------
                                             (in Thousands)
Commercial, financial
 and agricultural....... $ 3,997  $   742  $  4,528  $ 1,276  $ 8,525   $2,018
Real estate--construc-
 tion...................   1,981      189       348       16    2,329      205
Real estate--mortgage:
 Residential............     200       18       199       59      399       77
 Commercial.............   1,898      536    12,563    1,943   14,461    2,479
Consumer installment....     --       --        --       --       --       --
                         -------  -------  --------  -------  -------   ------
    Total............... $ 8,076  $ 1,485  $ 17,638  $ 3,294  $25,714   $4,779
                         =======  =======  ========  =======  =======   ======

  At December 31, 1996, impaired loans totaled $25.7 million with a total related allowance of $4.8 million. Of these amounts, nonaccrual impaired loans totaled $8.1 million with a related allowance of $1.5 million. Of the $17.6 million in accruing impaired loans, there were loans totaling approximately $200,000 for which there was no related allowance.

  Impaired loans totaled $38.9 million at December 31, 1995, with a total related allowance of $11.3 million, with nonaccrual impaired loans totaling $3.4 million with a related allowance of approximately $900,000. Included in the $35.4 million of accruing impaired loans were loans totaling approximately $200,000 for which there was no related allowance.

  As indicated above, of the $19.3 million of total nonaccrual loans at December 31, 1996, $8.1 million were considered impaired. The balance of nonaccrual loans consisted of residential mortgages, credit card receivables, and consumer installment loans, primarily direct and indirect automobile loans, that meet the definition of smaller balance, homogeneous loans which are excluded from the scope of FAS114.

NONINTEREST INCOME

  Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, profits and commissions earned through securities and insurance sales, and trading activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income increased 21 percent for 1996 and 37 percent for 1995.

                              NONINTEREST INCOME

                                   Year Ended December 31      Percent Change
                                  -------------------------  -------------------
                                    1996     1995    1994    1996/1995 1995/1994
                                  -------- -------- -------  --------- ---------
                                       (in Thousands)
Service charges on deposit ac-
 counts.........................  $ 61,035 $ 56,104 $49,107      8.8%     14.2%
Trust fees......................    16,469   15,950  16,117      3.3      (1.0)
Trading account profits (losses)
 and commissions................    13,854   12,269  (2,533)    12.9       --
Investment securities gains,
 net............................     9,577    2,611   3,222    266.8     (19.0)
Loss on purchase of securities
 from common trust fund.........       --       --   (8,222)     --        --
Retail investment sales income..    12,805    9,014   6,022     42.1      49.7
Credit card service charges and
 fees...........................    10,031    7,901   7,260     27.0       8.8
Other...........................    30,969   23,901  22,178     29.6       7.8
                                  -------- -------- -------
 Total noninterest income.......  $154,740 $127,750 $93,151     21.1      37.1
                                  ======== ======== =======

  Fee income from service charges on deposit accounts increased 9 percent in 1996 following a 14 percent increase in 1995. Continued emphasis on low cost checking account services, appropriate pricing for transaction deposit accounts and fee collection practices for other deposit services contributed to the increased levels of income for both years. Increases during 1996 and 1995 were further influenced by the increase in both the number of accounts and balances outstanding in transaction deposit accounts.

  Trading account profits and commissions on bond sales and trading activities increased by $1.6 million and $14.8 million in 1996 and 1995, respectively. In 1994, trading account profits and commissions on bond sales and trading activities represented a loss of $2.5 million, due in large part to an $8.4 million decline during the first two quarters of 1994 in the market value of speculative securities held in the Company's trading account, primarily inverse floaters. All inverse floaters held in the trading account were sold prior to the end of the second quarter of 1994.

  For 1996, trading account profits related specifically to derivative securities were approximately $1.0 million, consisting of $700,000 of profits related to collateralized mortgage obligations held in the trading account and $300,000 of profits on non-CMO derivative securities, specifically options and interest rate swaps, caps, and floors. It should be noted that changes in the trading account profits and commissions in future years cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will or will not continue at their current levels. For a discussion of interest rate contracts held in the trading account and the composition of the trading account at December 31, 1996, see page 17.

  The $8.2 million loss on purchase of securities from common trust fund in 1994 resulted from the purchase of inverse floaters by the Company during the second quarter of 1994 from a common trust fund managed by the trust division of the Company's lead bank. Due to the increase in the general level of interest rates during the first six months of 1994, the common trust fund customers faced significant losses on inverse floaters held in the portfolio. In evaluating the suitability of these investments for the common trust fund subsequent to the decline in market value, the Company determined that it would be in the best interests of the Company, its lead bank, and its trust customers to purchase these securities at book value from the common trust fund. As a result of this decision, the Company purchased inverse floaters with a fair value of $27.0 million from the common trust fund at the fund's cost of $35.2 million with the difference between purchase price and fair value reflected in the Company's "Consolidated Statements of Income" as a separate component of noninterest income. At December 31, 1996, these securities were classified as held-to-maturity in the Company's investment securities portfolio at $26.0 million, which represents its cost of $27.0 million less subsequent principal payments received. No other "high risk" derivatives are held by the Company in its held-to-maturity and available-for-sale portfolios at December 31, 1996, 1995, or 1994, other than these inverse floaters held by the parent company.

  Retail investment sales income increased 42 percent in 1996 and 50 percent in 1995 reflecting management's continued efforts to increase sales in this area. Credit card service charge and fee income increased 27 percent in 1996 after increasing 9 percent in 1995. Increases in merchants' discounts and annual credit card fees accounted for the increase in 1996.

  Nonrecurring items of other noninterest income totaled $13.0 million in 1996 and $3.9 million for 1995. Nonrecurring items of noninterest income include gains on sales of investment securities, gains on the sale of fixed assets and other real estate owned, gains on sales of branches, and gains on loan settlements. Nonrecurring items represented eight percent of overall noninterest income in 1996, three percent in 1995, and five percent in 1994. The net gains on sales of investment securities in 1996 were $9.6 million compared to $2.6 million in 1995, while gains on sales of branches in 1996 totaled $2.5 million.

  Recurring items of other noninterest income increased $17.9 million in 1996 following an increase of $27.2 million in 1995. The increase in 1996 was due to increases in service charges on deposit accounts, retail investment sales income, and credit card service charges and fees while the increase in 1995 resulted primarily from the lack of trading account losses experienced in 1994 along with increases in service charge income.

NONINTEREST EXPENSE

  Noninterest expense increased 9 percent in 1996 and 1995. Total salaries, benefits and commissions, as reflected in the "Consolidated Statements of Income", increased 12 percent from 1995. Salaries increased 11 percent during 1996 and 9 percent in 1995 due to normal increases relating to additions to staff and merit increases, while the increase in 1996 also reflected an increase in incentive bonuses of $5.0 million, or 57 percent. During 1996, other personnel expense, primarily employee benefits, increased 21 percent after increasing 1 percent in 1995. The increase in employee benefits during 1996 was due to increased pension plan and ESOP expense.

                              NONINTEREST EXPENSE

                                    Year Ended December 31     Percent Change
                                  -------------------------- -------------------
                                    1996     1995     1994   1996/1995 1995/1994
                                  -------- -------- -------- --------- ---------
                                        (in Thousands)
Salaries......................... $145,432 $130,709 $119,846   11.3%       9.1%
Commissions......................    4,151    3,989    2,501    4.1       59.5
Other personnel expense..........   27,039   22,404   22,135   20.7        1.2
Net occupancy expense............   25,232   23,707   23,170    6.4        2.3
Equipment expense................   22,640   21,990   21,534    3.0        2.1
Marketing........................    8,608    6,837    7,074   25.9       (3.4)
Professional services............   23,776   24,185   17,472   (1.7)      38.4
Supplies.........................    9,125    8,600    8,053    6.1        6.8
FDIC insurance...................   10,052    9,891   14,745    1.6      (32.9)
Other............................   61,431   55,916   46,510    9.9       20.2
                                  -------- -------- --------
 Total noninterest expense....... $337,486 $308,228 $283,040    9.5        8.9
                                  ======== ======== ========

  Net occupancy expense increased by six percent in 1996 following a two percent increase in 1995. These increases in occupancy expense were due principally to bank acquisitions, opening of new branches, and normal renovation of existing properties. Equipment expense increased three percent in 1996 and two percent in 1995 due to equipment replacements and upgrades necessary to support increased business growth.

  Other noninterest expense, as reflected in the "Consolidated Statements of Income", increased by 8 percent compared to an increase of 21 percent in 1995. Professional service expenses, while decreasing slightly in 1996, increased 38 percent in 1995 as a result of increased acquisition activities and expenses incurred in connection with a proxy contest initiated by three directors of the Company during the first quarter of 1995. Marketing expense increased 26 percent in 1996, primarily due to increased advertising costs. The amount the Subsidiary Banks paid for federal deposit insurance increased only $200,000 in 1996 after decreasing $4.9 million in 1995. The decreases in 1995 and 1996, when compared to 1994, were due to a substantial decrease in the statutory premium rates effective June, 1995, offset in 1996 by the payment of a special Savings Association Insurance Fund ("SAIF") assessment of $7.2 million. The amount of FDIC insurance premiums paid by the Subsidiary Banks is a function of both the Subsidiary Banks' deposit base and the rate at which insurance premiums are assessed by the FDIC, which is based, in part, on the capital adequacy of each bank. Because each of the Subsidiary Banks meets the regulatory definition of "well capitalized", this expense reflects the lowest possible assessment rate charged by the FDIC.

INCOME TAXES

  Income tax expense increased $9.9 million, or 16 percent, to $73.1 million for the year ended December 31, 1996. The effective tax rate as a percentage of pretax income was 36.2 percent in 1996, 35.6 percent in 1995 and 33.9 percent in 1994. The statutory federal rate was 35 percent during 1996, 1995, and 1994. The increase in the effective tax rate for 1996 and 1995 was due primarily to decreases in the amount of tax-exempt interest income. For further information concerning the provision for income taxes, refer to Note 13, Income Taxes, of the "Notes to Consolidated Financial Statements".

OTHER ACCOUNTING ISSUES

  In 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS125"). FAS125 prescribes new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, for certain secured borrowing and collateral transactions, and for extinguishments of liabilities. FAS125 establishes new accounting standards for determining whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss. FAS125 is to be applied to all transactions occurring after December 31, 1996. The effective date of certain provisions of FAS125 was deferred by the FASB with the issuance of Statement No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. Management does not believe that the adoption of FAS125 will have a material impact on its financial position or its results of operations.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................  43
Consolidated Balance Sheets as of December 31, 1996 and 1995..............  44
Consolidated Statements of Income for the years ended December 31, 1996,
 1995 and 1994............................................................  45
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1996, 1995 and 1994.........................................  46
Consolidated Statements of Cash Flows for the years ended December 31,
 1996, 1995 and 1994......................................................  47
Summary of Significant Accounting Policies -- December 31, 1996, 1995 and
 1994.....................................................................  48
Notes to Consolidated Financial Statements -- December 31, 1996, 1995 and
 1994.....................................................................  52
Quarterly Results (Unaudited).............................................  77

                         INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Compass Bancshares, Inc.

  We have audited the accompanying consolidated balance sheets of Compass Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                       KPMG Peat Marwick LLP

Birmingham, Alabama
January 21, 1997

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            December 31
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
                                                          (in Thousands)
ASSETS
Cash and due from banks.............................. $   670,389  $   565,188
Interest bearing deposits with other banks...........         487        1,697
Investment securities (market value of $1,121,347
 and $737,166 for 1996 and 1995, respectively):
  Taxable............................................   1,020,665      642,945
  Tax-exempt.........................................      93,522       80,187
                                                      -----------  -----------
   Total investment securities.......................   1,114,187      723,132
Investment securities available for sale (unrealized
 holding loss of $2,631 for 1996; unrealized holding
 gain of $20,545 for 1995)...........................   2,041,103    2,142,776
Trading account securities...........................      91,452      101,916
Federal funds sold and securities purchased under
 agreements to resell................................      54,804      274,347
Loans................................................   7,459,839    6,575,643
Less: Unearned income................................      (2,711)      (2,871)
  Allowance for loan losses..........................    (118,473)    (111,235)
                                                      -----------  -----------
   Net loans.........................................   7,338,655    6,461,537
Premises and equipment, net..........................     250,218      227,928
Other assets.........................................     252,917      179,848
                                                      -----------  -----------
    TOTAL ASSETS..................................... $11,814,212  $10,678,369
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing................................. $ 1,748,790  $ 1,535,632
 Interest bearing....................................   7,471,809    6,555,186
                                                      -----------  -----------
   Total deposits....................................   9,220,599    8,090,818
Federal funds purchased..............................     602,914      776,308
Securities sold under agreements to repurchase.......     205,053      295,391
Other short-term borrowings..........................     201,901      116,276
Accrued expenses and other liabilities...............      79,213       72,069
FHLB and other borrowings............................     701,470      590,044
                                                      -----------  -----------
   Total liabilities.................................  11,011,150    9,940,906
Shareholders' equity:
 Common stock of $2 par value:
  Authorized -- 100,000,000 shares;
  Issued -- 40,524,717 shares in 1996 and 40,325,281
   shares in 1995....................................      81,049       80,650
 Loans to finance stock purchases....................      (6,026)      (5,628)
 Unearned restricted stock...........................      (1,080)         --
 Surplus.............................................      58,126       54,698
 Net unrealized holding gain (loss) on available-for-
  sale securities....................................      (2,778)      11,978
 Retained earnings...................................     673,771      595,765
                                                      -----------  -----------
   Total shareholders' equity........................     803,062      737,463
Commitments (Notes 6 and 7)
                                                      -----------  -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....... $11,814,212  $10,678,369
                                                      ===========  ===========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended December 31
                                          --------------------------------------
                                              1996         1995         1994
                                          ------------ ------------ ------------
                                           (in Thousands Except Per Share Data)
INTEREST INCOME:
 Interest and fees on loans.............. $    604,897 $    557,438 $    462,618
 Interest on investment securities:
  Taxable................................       57,410      128,340       79,854
  Tax-exempt.............................        5,001        5,333        6,169
                                          ------------ ------------ ------------
   Total interest on investment securi-
    ties.................................       62,411      133,673       86,023
 Interest on investment securities avail-
  able for sale..........................      140,488       54,322       43,047
 Interest on trading account securities..        6,350        5,057        9,943
 Interest on federal funds sold and secu-
  rities purchased under agreements to
  resell.................................        6,163        4,238        6,326
 Interest on interest bearing deposits
  with other banks.......................           61          182          826
                                          ------------ ------------ ------------
   TOTAL INTEREST INCOME.................      820,370      754,910      608,783
INTEREST EXPENSE:
 Interest on deposits....................      330,499      291,355      200,590
 Interest on federal funds purchased and
  securities sold under agreements to
  repurchase.............................       35,920       45,583       26,243
 Interest on other short-term borrowings.        9,699       11,036       10,064
 Interest on FHLB and other borrowings...       41,825       37,982       18,678
                                          ------------ ------------ ------------
   TOTAL INTEREST EXPENSE................      417,943      385,956      255,575
                                          ------------ ------------ ------------
   Net interest income...................      402,427      368,954      353,208
Provision for loan losses................       17,630       11,008        3,816
                                          ------------ ------------ ------------
   NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES......................      384,797      357,946      349,392
NONINTEREST INCOME:
 Service charges on deposit accounts.....       61,035       56,104       49,107
 Trust fees..............................       16,469       15,950       16,117
 Trading account profits (losses) and
  commissions............................       13,854       12,269       (2,533)
 Investment securities gains, net........        9,577        2,611        3,222
 Loss on purchase of securities from com-
  mon trust fund.........................          --           --        (8,222)
 Retail investment sales income..........       12,805        9,014        6,022
 Credit card service charges and fees....       10,031        7,901        7,260
 Other...................................       30,969       23,901       22,178
                                          ------------ ------------ ------------
   TOTAL NONINTEREST INCOME..............      154,740      127,750       93,151
                                          ------------ ------------ ------------
NONINTEREST EXPENSE:
 Salaries, benefits and commissions......      176,622      157,102      144,482
 Net occupancy expense...................       25,232       23,707       23,170
 Equipment expense.......................       22,640       21,990       21,534
 FDIC insurance..........................       10,052        9,891       14,745
 Other...................................      102,940       95,538       79,109
                                          ------------ ------------ ------------
   TOTAL NONINTEREST EXPENSE.............      337,486      308,228      283,040
                                          ------------ ------------ ------------
   Net income before income tax expense..      202,051      177,468      159,503
Income tax expense.......................       73,124       63,243       54,064
                                          ------------ ------------ ------------
   NET INCOME............................ $    128,927 $    114,225 $    105,439
                                          ============ ============ ============
Net income per common share.............. $       3.19 $       2.82 $       2.62
Weighted average common shares outstand-
 ing.....................................       40,371       40,513       40,320

 See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                          Net Unrealized
                                                                                           Holding Gain
                                    Loans to                                                (Loss) on
                                     Finance                                                Available-       Total
                           Common     Stock             Retained   Treasury    Deferred      For-Sale    Shareholders'
                           Stock    Purchases Surplus   Earnings    Stock    Compensation   Securities      Equity
                          --------  --------- --------  ---------  --------  ------------ -------------- -------------
                                                               (in Thousands)
Balance December 31,
 1993...................  $ 80,100   $(6,576) $ 50,371  $ 453,868  $   --      $   --        $  7,232      $ 584,995
Net income--1994........       --        --        --     105,439      --          --             --         105,439
Cash common dividends
 declared
 ($.92 per share).......       --        --        --     (33,898)     --          --             --         (33,898)
Pre-merger transactions
 of pooled entities.....       --        --        --        (766)     --          --             --            (766)
Exercise of stock op-
 tions..................        91       --        489        --       --          --             --             580
Tax benefit of stock op-
 tions exercised........       --        --         27        --       --          --             --              27
Purchase of treasury
 stock..................       --        --        --         --       (14)        --             --             (14)
Treasury shares issued
 for options............       --        --        --          (8)      14         --             --               6
Loans to finance stock
 purchases, net of
 repayments.............       --        662       --         --       --          --             --             662
Issuance of common
 stock..................       --        --        425        --       --          --             --             425
Change in unrealized
 gain (loss) on
 securities available
 for sale...............       --        --        --         --       --          --         (19,579)       (19,579)
                          --------   -------  --------  ---------  -------     -------       --------      ---------
Balance December 31,
 1994...................    80,191    (5,914)   51,312    524,635      --          --         (12,347)       637,877
Net income--1995........       --        --        --     114,225      --          --             --         114,225
Cash common dividends
 declared ($1.12 per
 share).................       --        --        --     (42,684)     --          --             --         (42,684)
Pre-merger transactions
 of pooled entities.....         1       --        207       (411)     --          --             --            (203)
Exercise of stock op-
 tions..................       458       --      2,569        --       --          --             --           3,027
Tax benefit of stock op-
 tions exercised........       --        --        610        --       --          --             --             610
Loans to finance stock
 purchases, net of
 repayments.............       --        286       --         --       --          --             --             286
Change in unrealized
 gain (loss) on
 securities available
 for sale...............       --        --        --         --       --          --          24,325         24,325
                          --------   -------  --------  ---------  -------     -------       --------      ---------
Balance December 31,
 1995...................    80,650    (5,628)   54,698    595,765      --          --          11,978        737,463
NET INCOME--1996........       --        --        --     128,927      --          --             --         128,927
CASH COMMON DIVIDENDS
 DECLARED ($1.28 PER
 SHARE).................       --        --        --     (50,454)     --          --             --         (50,454)
PRE-MERGER TRANSACTIONS
 OF POOLED ENTITIES.....       --        --      1,446       (330)     --          --             --           1,116
EXERCISE OF STOCK OP-
 TIONS..................       447       --      3,866        --       --          --             --           4,313
ISSUANCE OF RESTRICTED
 STOCK..................       --        --        --         --       --       (1,296)           --          (1,296)
TAX BENEFIT OF STOCK OP-
 TIONS EXERCISED........       --        --        162        --       --          --             --             162
LOANS TO FINANCE STOCK
 PURCHASES, NET OF
 REPAYMENTS.............       --       (398)      --         --       --          --             --            (398)
AMORTIZATION OF RE-
 STRICTED STOCK.........       --        --        --         --       --          216            --             216
PURCHASE OF TREASURY
 STOCK..................       --        --        --         --   (47,017)        --             --         (47,017)
TREASURY SHARES ISSUED
 FOR OPTIONS............       --        --        --        (137)     248         --             --             111
TREASURY SHARES ISSUED
 FOR BUSINESS
 COMBINATIONS...........       (48)      --     (2,310)       --    46,769         --             --          44,411
CASH PAID FOR FRACTIONAL
 SHARES IN BUSINESS
 COMBINATIONS...........       --        --         (4)       --       --          --             --              (4)
SHAREHOLDER CONTRIBU-
 TION...................       --        --        268        --       --          --             --             268
CHANGE IN UNREALIZED
 GAIN (LOSS) ON
 SECURITIES AVAILABLE
 FOR SALE...............       --        --        --         --       --          --         (14,756)       (14,756)
                          --------   -------  --------  ---------  -------     -------       --------      ---------
BALANCE DECEMBER 31,
 1996...................  $ 81,049   $(6,026) $ 58,126  $ 673,771  $   --      $(1,080)      $ (2,778)     $ 803,062
                          ========   =======  ========  =========  =======     =======       ========      =========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31
                                              ----------------------------------
                                                 1996        1995        1994
                                              ----------  ----------  ----------
                                                       (in Thousands)
OPERATING ACTIVITIES:
 Net income.................................. $  128,927  $  114,225  $  105,439
 Adjustments to reconcile net income to cash
  provided by operations:
  Depreciation and amortization..............     35,674      33,083      31,254
  Accretion of discount and loan fees........    (13,326)    (16,476)    (12,524)
  Provision for loan losses..................     17,630      11,008       3,816
  Net change in trading account securities...     10,464     (43,904)    203,466
  Net change in mortgage loans available for
   sale......................................     (4,070)      2,462       2,272
  Deferred tax expense.......................      3,086       2,406       2,005
  Net gain on sale of investment securities..     (9,577)     (2,611)     (3,218)
  Loss on purchase of securities from common
   trust fund................................        --          --        8,222
  Net (gain) loss on sale of premises and
   equipment.................................        (41)        146        (179)
  Net gain on sale of other real estate
   owned.....................................        (77)       (338)       (108)
  Provision for losses on other real estate
   owned, net of recoveries..................        221         530        (125)
  Gain on sale of branches...................     (2,515)        --          --
  (Increase) decrease in interest receivable.      3,630      (1,813)    (19,871)
  (Increase) decrease in other assets........     (4,818)     (6,910)      3,366
  Increase (decrease) in interest payable....       (683)     18,029       8,571
  Increase (decrease) in taxes payable.......        138        (613)      1,961
  Increase (decrease) in other payables......     10,061      (4,228)     (4,536)
                                              ----------  ----------  ----------
   Net cash provided by operating activities.    174,724     104,996     329,811
INVESTING ACTIVITIES:
 Proceeds from sales of investment
  securities.................................        --          --          698
 Proceeds from maturities/calls of investment
  securities.................................    232,657     447,801     334,622
 Purchases of investment securities..........   (340,621)     (4,302) (1,354,003)
 Proceeds from sales of investment securities
  available for sale.........................    799,697     685,648     242,350
 Proceeds from maturities/calls of investment
  securities available for sale..............    497,260     150,062     113,877
 Purchases of investment securities available
  for sale................................... (1,297,384) (1,384,385)   (664,150)
 Net (increase) decrease in federal funds
  sold and securities purchased under
  agreements to resell.......................    282,420    (221,934)    263,484
 Net increase in loan portfolio..............   (413,196)   (578,648)   (474,748)
 Net cash received (paid) in acquisitions of
  banks......................................    (87,772)        --      811,471
 Proceeds from sale of branches..............    (47,273)        --          --
 Purchases of premises and equipment.........    (30,988)    (28,302)    (29,244)
 Net decrease in interest bearing deposits
  with other banks...........................      1,844       3,215      11,631
 Proceeds from sales of other real estate
  owned......................................      7,207       3,841       7,398
                                              ----------  ----------  ----------
   Net cash used by investing activities.....   (396,149)   (927,004)   (736,614)
FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW
  accounts and savings accounts..............    619,531     363,479     113,556
 Net increase (decrease) in time deposits....   (101,443)    215,868     219,990
 Net increase (decrease) in federal funds
  purchased..................................   (176,821)    287,053      70,451
 Net increase (decrease) in securities sold
  under agreements to repurchase.............    (90,338)    (63,957)    144,114
 Net increase (decrease) in short-term
  borrowings.................................     56,566       9,678     (66,484)
 Proceeds from FHLB advances and other
  borrowings.................................    162,500     175,904     161,512
 Repayment of FHLB advances and other
  borrowings.................................    (50,378)    (79,222)     (2,004)
 Purchase of treasury shares.................    (45,590)        --          (14)
 Common dividends paid.......................    (50,454)    (42,684)    (33,898)
 Common dividends paid by pooled banks prior
  to acquisition.............................       (330)       (411)       (767)
 Repayment of loans to finance stock
  purchases..................................      2,564       2,343         747
 Proceeds from issuance of common stock......        --          --          425
 Proceeds from exercise of stock options.....        819       1,171         586
                                              ----------  ----------  ----------
   Net cash provided by financing activities.    326,626     869,222     608,214
                                              ----------  ----------  ----------
Net increase in cash and due from banks......    105,201      47,214     201,411
Cash and due from banks at beginning of the
 year........................................    565,188     517,974     316,563
                                              ----------  ----------  ----------
Cash and due from banks at end of the year... $  670,389  $  565,188  $  517,974
                                              ==========  ==========  ==========

 See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       DECEMBER 31, 1996, 1995 AND 1994

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

  Prior years' financial statements have been restated to reflect acquisitions consummated during 1996 accounted for using the pooling-of-interests method of accounting. Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition. Certain items in prior years' financial statements have been reclassified to conform with the current financial statement presentations.

BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of the Company and its subsidiaries, Compass Bancorporation of Texas (and its wholly-owned subsidiaries), Compass Bank (and its wholly-owned subsidiaries), Central Bank of the South, Compass Bank-Florida, (collectively, the "Subsidiary Banks"), Compass Land Holding Corporation and Compass Underwriters, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

  The Company operates 208 branches in 96 cities in Alabama, Texas, and Florida. The Company's branches in Alabama are located throughout the state while its Florida branches are concentrated in the Jacksonville area and in the Florida panhandle. In Texas, the Company's branches are primarily located in the state's three largest metropolitan areas of Houston, Dallas, and San Antonio. The Company's primary source of income is interest income on loans made to individuals, small businesses, and large corporations.

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

CONTINGENCIES

  The Subsidiary Banks are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which relate to lending, collections, servicing, investment, trust and other activities by such subsidiaries seek substantial sums as damages. Among the actions which are pending against the Subsidiary Banks are actions filed as class actions in the State of Alabama. The actions are similar to others that have been brought in recent years in Alabama against financial institutions in that they seek substantial compensatory and punitive damages in connection with transactions involving relatively small amounts of actual damages. In recent years, juries in certain Alabama state courts have rendered large punitive damage awards in such cases.

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

SECURITIES

  Securities are held in three portfolios: (i) trading account securities,
(ii) held-to-maturity securities, and (iii) securities available for sale. Trading account securities are stated at fair value. Investment securities held to

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and ability to hold such securities until maturity. Investment securities available for sale are classified as such due to the fact that management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. Increases and decreases in the net unrealized gain (loss) on the portfolio of securities available for sale are reflected as adjustments to the carrying value of the portfolio and, for the tax-effected amounts, as adjustments to the separate component of shareholders' equity.

  Interest earned on investment securities held to maturity, investment securities available for sale, and trading account securities is included in interest income. Net gains and losses on the sale of investment securities available for sale, computed principally on the specific identification method, are shown separately in noninterest income in the "Consolidated Statements of Income".

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

LOANS

  All loans are stated at principal outstanding. Interest income on installment loans is recognized primarily on the level yield method. Interest income on other loans is credited to income based primarily on the principal outstanding at appropriate rates of interest. Loan fees, net of direct costs, are reflected as an adjustment to the yield of the related loan over the term of the loan.

  It is the general policy of the Subsidiary Banks to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. Credit cards and the related accrued interest is charged off when the receivable is more than 150 days past due. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

  Effective January 1, 1995, the Company adopted Financial Accounting Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Financial Accounting Statement No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures, ("FAS114"). FAS114 requires loans to be measured for impairment using one of three methods when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for credit losses as an adjustment to the allowance for credit losses. FAS114 does not apply to debt securities, leases, loans that are

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

measured at fair value or at the lower of cost or fair value, or to smaller balance, homogeneous loans that are collectively evaluated for impairment. In addition, it applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. However, such loans restructured prior to the effective date of FAS114 that are performing in accordance with their restructured terms are accounted for in accordance with Financial Accounting Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In evaluating impairment, the Company has identified residential mortgages, credit card receivables, and consumer installment loans, primarily direct and indirect automobile loans, as smaller balance homogeneous loans that are excluded from the scope of FAS114.

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

STOCK BASED COMPENSATION

  During 1995, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation, ("FAS123"). FAS123 encourages, but does not require, companies to account for stock compensation awards based on their fair value at the date of grant, with the resulting compensation cost reflected as expense in the statement of operations. FAS123 requires companies that

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

choose not to reflect the compensation cost in the statement of operations to provide footnote disclosure of the pro forma effect of stock compensation awards on net income and earnings per share. The Company adopted FAS123 in the first quarter of 1996 and has elected to provide pro forma disclosures related to the compensation cost of stock compensation awards.

PREMISES AND EQUIPMENT

  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using primarily the straight-line method over the estimated useful lives of assets.

AMORTIZATION OF INTANGIBLES

  Intangibles are included in other assets. The amortization periods for these assets are dependent upon the type of intangible. Goodwill is amortized over a period not greater than 20 years; core deposit and other identifiable intangibles are amortized over a period based on the life of the intangible, which generally varies from 10 to 25 years. Goodwill is amortized using the straight-line method and other identifiable intangibles are amortized using accelerated methods as appropriate.

TREASURY STOCK

  Stock repurchases are accounted for using the cost method.

INCOME TAXES

  The Company and its subsidiaries provide for income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994

(1) CASH AND DUE FROM BANKS

  The Subsidiary Banks are required to maintain cash balances with the Federal Reserve. The average amounts of those balances for the years ended December 31, 1996 and 1995 were approximately $79.0 million and $86.0 million, respectively.

(2) CASH FLOWS

  The Company paid approximately $418.6 million, $367.9 million and $247.0 million in interest on deposits and other liabilities during 1996, 1995 and 1994, respectively.

  A schedule of the Company's noncash investing and financing activities for the years ended December 31, 1996, 1995 and 1994 follows:

                                                         December 31
                                                 -----------------------------
                                                   1996      1995      1994
                                                 --------  -------- ----------
                                                        (in Thousands)
Transfers of loans to other real estate owned... $  6,197  $  7,555 $    3,569
Loans to facilitate the sale of other real es-
 tate owned.....................................    1,800     1,756     11,421
Transfer of securities to investment securities
 available for sale.............................      --    827,543        --
Transfer of securities available for sale to
 held-to-maturity securities....................  193,129    33,257    224,971
Tax benefit realized upon exercise of stock op-
 tions..........................................      162       610         27
Loans to finance stock purchases................    2,962     2,065         85
Change in unrealized gain (loss) on available-
 for-sale securities............................  (23,176)   37,308    (27,964)
Conversion of debentures .......................      790       --         --
Repurchase liability associated with treasury
 stock transaction..............................    1,427       --         --
Issuance of treasury stock upon exercise of
 stock options..................................      248       --          14
Acquisitions:
 Assets acquired................................ $860,089           $  327,889
 Liabilities assumed............................  725,548            1,139,538
                                                 --------           ----------
  Net assets acquired/(liabilities assumed).....  134,541             (811,649)
 Treasury stock issued..........................   46,769                  --
                                                 --------           ----------
 Cash paid/(received)........................... $ 87,772           $ (811,649)
                                                 ========           ==========
Divestiture of branches:
 Liabilities sold............................... $ 79,378
 Assets sold....................................   29,590
                                                 --------
  Net liabilities sold.......................... $ 49,788
                                                 ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

(3) INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE

   The adjusted cost and approximate market value of investment securities and investment securities available for sale at December 31, 1996 and 1995 were as follows:

                                             1996                  1995
                                     --------------------- ---------------------
                                      CARRYING    MARKET    Carrying    Market
                                       AMOUNT     VALUE      Amount     Value
                                     ---------- ---------- ---------- ----------
                                                   (in Thousands)
Investment securities:
 Debt securities:
  U.S. Treasury and other U.S. Gov-
   ernment
   agencies and corporations.......  $   56,757 $   56,919 $      975 $      988
  Mortgage-backed pass-through se-
   curities........................     291,289    296,186    335,591    345,301
  CMOs and other mortgage deriva-
   tive products...................     638,963    638,351    247,442    248,297
  States and political subdivi-
   sions...........................      86,018     88,860     70,710     74,195
  Corporate........................      39,890     39,754     67,179     67,123
  Foreign..........................         760        757        770        767
  Other............................         510        520        465        495
                                     ---------- ---------- ---------- ----------
    Total..........................  $1,114,187 $1,121,347 $  723,132 $  737,166
                                     ========== ========== ========== ==========
                                             1996                  1995
                                     --------------------- ---------------------
                                       MARKET   AMORTIZED    Market   Amortized
                                       VALUE       COST      Value       Cost
                                     ---------- ---------- ---------- ----------
                                                   (in Thousands)
Investment securities available for
 sale:
 Debt securities:
  U.S. Treasury and other U.S. Gov-
   ernment
   agencies and corporations.......  $  180,128 $  179,641 $  507,440 $  501,637
  Mortgage-backed pass-through se-
   curities........................     277,090    278,158    261,790    263,053
  CMOs and other mortgage deriva-
   tive products...................   1,419,221  1,421,830  1,189,346  1,175,478
  States and political subdivi-
   sions...........................         --         --      10,525     10,472
  Corporate........................     116,170    115,592    132,627    130,543
  Other............................         744        744      5,063      5,063
 Equity securities.................      47,750     47,769     35,985     35,985
                                     ---------- ---------- ---------- ----------
    Total..........................  $2,041,103 $2,043,734 $2,142,776 $2,122,231
                                     ========== ========== ========== ==========

  Securities with principal amounts of approximately $1,182.1 million and $1,130.2 million at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes as required by law. The unrealized gains and unrealized losses on investment securities and investment securities available for sale related to the various categories as of December 31, 1996 and 1995, are detailed in the following table.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

                                             1996                  1995
                                     --------------------- ---------------------
                                     UNREALIZED UNREALIZED Unrealized Unrealized
                                       GAINS      LOSSES     Gains      Losses
                                     ---------- ---------- ---------- ----------
                                                   (in Thousands)
Investment securities:
 Debt securities:
  U.S. Treasury and other U.S.
   Government agencies
   and corporations................   $   162    $    --    $    13     $   --
  Mortgage-backed pass-through se-
   curities........................     5,193        296      9,857        147
  CMOs and other mortgage deriva-
   tive products...................     4,804      5,416      3,900      3,045
  States and political subdivi-
   sions...........................     2,906         64      3,504         19
  Corporate........................       128        264        316        372
  Foreign..........................       --           3        --           3
  Other............................        10        --          30        --
                                      -------    -------    -------     ------
   Total...........................   $13,203    $ 6,043    $17,620     $3,586
                                      =======    =======    =======     ======
Investment securities available for
 sale:
 Debt securities:
  U.S. Treasury and other U.S.
   Government agencies
   and corporations................   $   620    $   133    $ 6,048     $  245
  Mortgage-backed pass-through se-
   curities........................     1,706      2,774      1,397      2,660
  CMOs and other mortgage deriva-
   tive products...................     4,941      7,550     14,938      1,070
  States and political subdivi-
   sions...........................       --         --          54          1
  Corporate........................       578        --       2,084        --
  Other............................       --         --         --         --
 Equity securities.................       --          19        --         --
                                      -------    -------    -------     ------
   Total...........................   $ 7,845    $10,476    $24,521     $3,976
                                      =======    =======    =======     ======

  The maturity of the securities portfolio is presented in the tables below. No maturity breakdown is presented for mortgage-backed pass-through securities and collateralized mortgage obligations ("CMOs") because of the unpredictability as to the timing and amount of principal repayments on these securities.

                                                                  1996
                                                          ---------------------
                                                           Carrying    Market
                                                            Amount     Value
                                                          ---------- ----------
                                                             (in Thousands)
Investment securities:
 Maturing within one year................................ $   45,005 $   45,109
 Maturing after one but within five years................     67,938     68,213
 Maturing after five but within ten years................     42,722     44,371
 Maturing after ten years................................     28,270     29,117
                                                          ---------- ----------
                                                             183,935    186,810
 Mortgage-backed pass-through securities and CMOs........    930,252    934,537
                                                          ---------- ----------
   Total................................................. $1,114,187 $1,121,347
                                                          ========== ==========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

                                                                   1996
                                                           ---------------------
                                                             Market   Amortized
                                                             Value       Cost
                                                           ---------- ----------
                                                              (in Thousands)
Investment securities available for sale:
 Maturing within one year.................................  $ 151,146  $ 150,722
 Maturing after one but within five years.................    188,771    188,150
 Maturing after five but within ten years.................         11         10
 Maturing after ten years.................................      4,864      4,864
                                                           ---------- ----------
                                                              344,792    343,746
 Mortgage-backed pass-through securities and CMOs.........  1,696,311  1,699,988
                                                           ---------- ----------
  Total................................................... $2,041,103 $2,043,734
                                                           ========== ==========

  There were no sales of held-to-maturity securities in 1996 and 1995. Proceeds from sales of investment securities classified as held-to-maturity were $700,000 in 1994, with no gross losses realized during the last three years. During 1995, gross gains of $1.2 million were realized on $32.2 million of mortgage-backed pass-through securities in the held-to-maturity portfolio, which were classified as maturities in accordance with generally accepted accounting principles. Proceeds from sales of available-for-sale investment securities were $799.7 million in 1996, $685.6 million in 1995, and $242.4 million in 1994. Gross gains of $9.8 million in 1996, $2.6 million in 1995 and $4.0 million in 1994, and gross losses of $200,000 in 1996 and $1.2 million in 1995, were realized on such sales.

  On December 31, 1995, the Company adopted the Financial Accounting Standards Board's Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities ("Special Report"). The Special Report allowed a company the one-time opportunity to reassess the appropriateness of its investment securities classifications and to transfer securities from the held-to-maturity portfolio to the available-for-sale portfolio without calling into question the company's intent to hold other debt securities to maturity. Upon adoption, the Company transferred held-to-maturity investment securities totaling $827.5 million to its available-for-sale portfolio, and $33.3 million of available-for-sale securities to its held-to-maturity portfolio. Generally, individual holdings with greater than $10 million par were transferred to the available-for-sale portfolio in order to increase liquidity and portfolio management capabilities, with smaller positions transferred to the held-to-maturity portfolio. During 1996, investment securities available for sale totaling $193.1 million were transferred to the held-to-maturity portfolio at a market value of $192.6 million. No securities were transferred to the trading portfolio during either 1996 or 1995.

(4) LOANS AND ALLOWANCES FOR LOAN LOSSES AND LOSSES ON OTHER REAL ESTATE

  At December 31, 1996 and 1995, the composition of the loan portfolio was as follows:

                                                              1996       1995
                                                           ---------- ----------
                                                              (in Thousands)
Commercial, financial and agricultural.................... $1,729,332 $1,371,189
Real estate -- construction...............................    554,565    447,101
Real estate -- mortgage...................................  3,796,561  3,401,023
Consumer installment......................................  1,379,381  1,356,330
                                                           ---------- ----------
                                                           $7,459,839 $6,575,643
                                                           ========== ==========

  During 1996 and 1995, certain executive officers and directors of the Company and its principal subsidiary, Compass Bank, including their immediate families and companies with which they are associated, were loan customers of the Subsidiary Banks. Total loans outstanding to these persons at December 31, 1996 and 1995,

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

amounted to $48.4 million and $36.8 million, respectively. The change from December 31, 1995, to December 31, 1996, reflects payments amounting to $33.9 million, advances of $32.7 million, and other changes of $12.8 million. Other changes in loans to certain executive officers and directors during the year represent changes in the composition of the Company's board of directors. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

  The Company does not have a concentration of loans to any one industry.

  A summary of the activity in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 follows:

                                                  1996       1995       1994
                                                ---------  ---------  ---------
                                                       (in Thousands)
Balance at beginning of year...................  $111,235   $110,958   $114,233
Add: Provision charged to income...............    17,630     11,008      3,816
  Additions due to acquisitions................     7,173        --       1,248
Deduct: Loans charged off......................    23,128     17,564     16,011
   Loan recoveries.............................    (5,563)    (6,833)    (7,672)
                                                ---------  ---------  ---------
     Net charge-offs...........................    17,565     10,731      8,339
                                                ---------  ---------  ---------
Balance at end of year.........................  $118,473   $111,235   $110,958
                                                =========  =========  =========

  At December 31, 1996 and 1995, the Company's recorded investment in loans considered to be impaired under FAS114 was $25.7 million and $38.9 million, respectively, of which $8.1 million and $3.4 million were on nonaccrual status. Included in the $25.7 million of impaired loans at December 31, 1996 is $25.5 million of impaired loans for which the related allowance is $4.8 million and $200,000 of loans for which there is no related allowance. At December 31, 1995, $38.7 million of impaired loans had a related allowance of $11.3 million and $200,000 of loans with no related allowance. The average recorded investment in impaired loans during the years ended December 31, 1996 and 1995, was approximately $31.4 million and $42.7 million, respectively. For the years ended December 31, 1996 and 1995, the Company recognized interest income on impaired loans of approximately $2.2 million and $3.3 million, respectively, during the periods those loans were considered impaired.

  Details of nonaccrual loans at December 31, 1996 and 1995 appear below:

                                                                  1996    1995
                                                                 ------- -------
                                                                 (in Thousands)
Principal balance............................................... $19,336 $12,538
Interest that would have been recorded under original terms.....   1,884   1,374
Interest actually recorded......................................     619     620

  Details of loans with terms modified in troubled debt restructurings at December 31, 1996 and 1995 appear below:

                                                                    1996   1995
                                                                   ------ ------
                                                                        (in
                                                                    Thousands)
Principal balance................................................. $2,517 $1,070
Interest that would have been recorded under original terms.......    226    116
Interest actually recorded........................................    181    104

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

  A summary of the activity in the allowance for losses on other real estate for the years ended December 31, 1996, 1995 and 1994, follows:

                                                       1996     1995     1994
                                                      -------  -------  -------
                                                          (in Thousands)
Balance at beginning of year......................... $ 1,542  $ 1,700  $ 3,129
Provision charged to income..........................     221      530      459
Charge-offs..........................................    (719)    (688)  (1,304)
Recoveries...........................................     --       --      (584)
                                                      -------  -------  -------
Balance at end of year............................... $ 1,044  $ 1,542  $ 1,700
                                                      =======  =======  =======

  Other real estate, net of the allowance for losses, totaled $7.1 million at December 31, 1996, and $9.6 million at December 31, 1995, and is reported in other assets in the "Consolidated Balance Sheets".

(5) FHLB AND OTHER BORROWINGS

  At December 31, 1996, the Company had 7 percent subordinated debentures of $75 million maturing in 2003 and 8.375 percent subordinated debentures of $50 million maturing in 2004, with interest paid semi-annually on both debentures. At December 31, 1996, the net carrying amount of these debentures was $124.4 million.

  The Company had a mortgage amounting to $4.4 million as of December 31, 1996, secured by the River Oaks Bank Building in Houston, Texas. The 8.875 percent mortgage has monthly principal and interest payments of approximately $50,000 and matures December 31, 2008.

  At December 31, 1996, the Company also had $572.7 million in outstanding advances from the Federal Home Loan Bank of which $208 million matures in 1997, $100 million matures in 1998, $62.5 million matures in 1999 and $100 million matures in 2000. The Company had an additional $100 million that is callable monthly and carries an interest rate of 4.88 percent and an additional $2.2 million that is comprised of 22 advances with an average maturity of 15 years with an average interest rate of 7.39 percent. Of the amount maturing in 1997, $50 million carries an interest rate of 7.87 percent and $60 million carries an interest rate of 7.755 percent. The interest rate on the remaining advances resets quarterly based on the three-month LIBOR rate and interest payments are due quarterly. The advances are secured by first mortgages of $1.5 billion carried on the books of Compass Bank.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

(6) DERIVATIVE FINANCIAL INSTRUMENTS

  The Company is a party to derivative financial instruments in the normal course of business for trading purposes and for other than trading purposes to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative financial instruments as of December 31:

                                               1996                1995
                                        ------------------- -------------------
                                                OTHER THAN          Other Than
                                        TRADING   TRADING   Trading   Trading
                                        ------- ----------- ------- -----------
                                                    (in Thousands)
Commitments to extend credit........... $   --  $ 2,728,409 $   --  $ 2,180,504
Standby and commercial letters of
 credit................................     --       66,450     --       40,907
Forward and futures contracts.......... 169,345         --  485,975         --
Interest rate swap agreements..........   3,587   1,012,493  43,890     716,668
Floors and caps written................ 279,900         --  291,900         --
Floors and caps purchased.............. 302,000     710,000 317,500     910,000
Other options purchased................  13,730         --      --          --

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

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

  The following table details various information regarding swaps, caps and floors used for other than trading purposes as of December 31, 1996:

                                                                                                   Weighted
                                                                                         Weighted   Average
                                                          Weighted Average Rate*         Average   Repricing
                            Notional  Carrying Estimated  ----------------------         Years to  Frequency
                             Amount    Value   Fair Value   Received        Paid        Expiration  (Days)
                           ---------- -------- ---------- -------------   --------      ---------- ---------
                                   (in Thousands)
 Non-trading interest
  rate contracts:
 Swaps:
  Pay fixed versus 3-
   month LIBOR...........  $  308,000  $ (224)   $  256         5.51%       6.19%          1.06        90
  Receive fixed versus 3-
   month LIBOR...........     525,000   1,164       922         6.60        5.53           2.55        90
  Receive fixed versus 6-
   month LIBOR...........      25,000      26        79         6.23        5.75           2.21       180
  Basis swaps+...........     154,493     938    (1,383)        6.34        7.03           8.64        90
 Caps purchased..........     260,000     520        41          --          N/A           0.59        90
 Floors purchased........     450,000     --         65          --          N/A           0.69        70
                           ----------  ------    ------
                           $1,722,493  $2,424    $  (20)
                           ==========  ======    ======

--------
+ On the $154.5 million notional, the Company receives interest based on three-month LIBOR plus 84 basis points and pays interest based on the one-year Constant Maturity Treasury plus 150 basis points.
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1996.

  At December 31, 1996, swaps, caps and floors acquired for other than trading purposes were associated with the following asset or liability categories:

                                                Notional Principal Associated With
                           Total    -----------------------------------------------------------
                          Notional                           FHLB   Federal Funds   CD's Less
                         Principal    Loans    Investments Advances   Purchased   Than $100,000
                         ---------- ---------- ----------- -------- ------------- -------------
                                                     (in Thousands)
Swaps:
 Pay fixed.............. $  308,000 $    8,000  $    --    $200,000   $100,000      $    --
 Receive fixed..........    550,000    400,000       --         --         --        150,000
 Basis swaps............    154,493        --    154,493        --         --            --
Caps....................    260,000    260,000       --         --         --            --
Floors..................    450,000    450,000       --         --         --            --
                         ---------- ----------  --------   --------   --------      --------
                         $1,722,493 $1,118,000  $154,493   $200,000   $100,000      $150,000
                         ========== ==========  ========   ========   ========      ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

  The following table summarizes interest rate contracts held in the trading account at December 31, 1996:

                                                                                Weighted
                                                        Weighted      Weighted   Average
                                                      Average Rate*   Average   Repricing
                         Notional Carrying Estimated  -------------   Years to  Frequency
                          Amount  Value++  Fair Value Received Paid  Expiration  (Days)
                         -------- -------- ---------- -------- ----  ---------- ---------
                                (in Thousands)
Trading interest rate
 contracts:
 Swaps:
  Receive fixed versus:
   3 month LIBOR........ $  3,000  $ (59)    $ (59)     5.90%  5.57%    4.96        90
   Prime................      587    (10)      (10)     6.80   8.25     1.71         1
 Caps:
  Purchased.............   86,000    217       217       --     N/A     1.58        77
  Written...............   76,400   (101)     (101)      N/A    --      1.36        68
 Floors:
  Purchased.............  216,000    583       583      0.04    N/A     1.43        79
  Written...............  203,500   (808)     (808)      N/A   0.10     1.64        59
                         --------  -----     -----
   Total................ $585,487  $(178)    $(178)
                         ========  =====     =====

--------
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1996. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.
++Positive carrying values represent assets of the Company while negative amounts represent liabilities.

  In addition to the interest rate contracts shown above, the Company uses other options and futures in the trading account. At December 31, 1996, the trading account contained other options purchased, having weighted average expiration dates shorter than three months, with a notional balance of $13.7 million and estimated fair value of $61,000. At December 31, 1996, there were no other written options held in the trading account. The position of purchased options was taken in order to help protect the market value of the trading account against rising short-term interest rates while maintaining limited risk to declining rates. At December 31, 1996, futures contracts having a notional principal of $119 million were also used to help reduce the price sensitivity of the trading account.

  For derivative financial instruments held or issued for trading purposes, the fair values as of December 31, 1996 and 1995, and the average fair value during those years, are as follows:

                                             1996                  1995
                                     --------------------- ---------------------
                                     PERIOD-END  AVERAGE   Period-End  Average
                                     FAIR VALUE FAIR VALUE Fair Value Fair Value
                                     ---------- ---------- ---------- ----------
                                                   (in Thousands)
Swaps...............................   $ (69)    $   (59)    $  279     $  708
Floors and caps:
 Assets.............................     800       1,386      2,881      2,233
 Liabilities........................    (909)     (1,215)    (2,159)    (1,824)
Other options:
 Assets.............................      61          89        --         158
 Liabilities........................     --          (23)       --        (193)

  The net trading profits (losses) for derivative financial instruments during 1996 were $922,000 for forwards and futures; $(229,000) for swaps; $(656,000)
for floors and caps; and $(86,000) for other options. Such amounts represent only a portion of total trading account profits and commissions. The total trading account profit for

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

1996 was $13.9 million, an increase of $1.6 million from 1995 trading profits and commissions totaling $12.3 million. This increase is attributable to an increased number of experienced salespersons during the year and an overall increase in customer demand. The total trading account loss for 1994 was $2.5 million due in large part to an $8.4 million decline during the first two quarters of 1994 in the market value of speculative securities held in the Company's trading account, primarily CMO inverse floaters ("inverse floaters"). All inverse floaters held in the trading account were sold prior to the end of the second quarter of 1994.

  Derivative financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate contracts, including swaps, caps and floors, forward and futures contracts and other options, the contract or notional amounts significantly exceed the ultimate exposure to credit loss. The Company has credit risk on uncollateralized interest rate swaps and purchased floors and caps for the amount required to replace such contracts in the event of counterparty default. At December 31, 1996, the Company estimates its credit risk in the event of total counterparty default to be $1.2 million for interest rate swaps and $734,000 for purchased floors and caps. The Company controls the credit risk of its interest rate contracts through credit approvals, limits and monitoring procedures.

  The Company also has recorded as liabilities certain short-sale transactions amounting to $36.7 million at December 31, 1996, which could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable, and the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to U.S. Government securities for which there is an active, liquid market. The Company does not expect the amount of losses, if any, on such transactions to be material.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

(7) COMMITMENTS

  The Company and its subsidiaries lease certain facilities and equipment for use in their businesses. The leases for facilities generally run for periods of 10 to 20 years with various renewal options, while leases for equipment generally have terms not in excess of 5 years. The majority of the leases for facilities contain rental escalation clauses with fixed rental increases or increases tied to changes in market lease rates. Certain real property leases contain purchase options. Management expects that most leases will be renewed or replaced with new leases in the normal course of business.

  The following is a schedule of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, for leased facilities (in thousands):

                 1997                                                  $ 5,532
                 1998                                                    4,736
                 1999                                                    3,829
                 2000                                                    3,208
                 2001                                                    2,700
               2002-2006                                                 4,505
               2007-2011                                                   779
               2012-2016                                                   403
               2017-2069                                                 1,025
                                                                       -------
                                                                       $26,717
                                                                       =======

  Minimum rentals for all operating leases charged to earnings totaled $11.1 million, $10.4 million and $9.9 million for years ended December 31, 1996, 1995 and 1994, respectively.

(8) STOCK OPTION AND STOCK APPRECIATION RIGHT PLANS

  The Company has three long-term incentive stock option plans for key senior officers of the Company and its subsidiaries. The stock option plans provide for these key employees to purchase shares of the Company's $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1982 Long Term Incentive Plan, the 1989 Long Term Incentive Plan and the 1996 Long Term Incentive Plan, 2,475,000, 1,500,000 and 1,900,000 shares, respectively, of the Company's common stock have been reserved for issuance. The options granted under the plans may be exercised within 5 years and 10 years from the date of grant. The incentive stock option agreements state that incentive options may be exercised in whole or in part until expiration date, but for options issued before 1987, no incentive stock option may be exercised if an incentive stock option is outstanding that was granted before the granting of such option. The plans also provide for the granting of stock appreciation rights to certain holders of nonqualified stock options. A stock appreciation right allows the holder to surrender an exercisable stock option in exchange for common stock (at fair market value on the date of exercise), cash, or in a combination thereof, in an amount equal to the excess of the fair market value of covered shares over the option price of such shares.

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB25"), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

  Pro forma information regarding net income and earnings per share is required by FAS123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.19 percent and 7.54 percent; dividend yields of 3.89 percent and 4.31 percent; volatility factors of the expected market price of the Company's common stock of 0.224 and 0.226; and a weighted-average expected life of the options of
3.67 and 3.78 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Because the vast majority of the Company's options granted in 1996 and all of the Company's options granted in 1995 vested immediately, the estimated fair value of the options is expensed in the year of grant for purposes of pro forma disclosures. The Company's actual and pro forma information follows (in thousands except for earnings per share information):

                                                                 Year Ended
                                                                 December 31
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
      NET INCOME:
       As reported........................................... $128,927 $114,225
       Pro forma.............................................  127,105  113,113
      NET INCOME PER COMMON SHARE:
       As reported........................................... $   3.19 $   2.82
       Pro forma.............................................     3.15     2.79

  The following summary sets forth activity under the plan for the years ended December 31:

                                 1996                 1995                1994
                         --------------------- -------------------- ------------------
                                     WEIGHTED-            Weighted-          Weighted-
                                      AVERAGE              Average            Average
                                     EXERCISE             Exercise           Exercise
                          OPTIONS      PRICE    Options     Price   Options    Price
                         ----------  --------- ---------  --------- -------  ---------
Outstanding--beginning
 of the year............    939,236   $20.61     958,374   $17.59   812,822   $15.90
 Granted................    367,925    33.15     228,940    26.03   217,640    23.31
 Exercised..............   (191,631)   16.32    (229,613)   13.19   (45,756)   12.81
 Forfeited..............     (1,830)   21.53     (18,465)   23.15   (26,332)   21.25
                         ----------            ---------            -------
Outstanding--end of the
 year...................  1,113,700   $25.49     939,236    20.61   958,374    17.59
                         ==========            =========            =======
Weighted-average fair
 value of options
 granted during the
 year................... $     5.31            $    4.86

  Of the 1,113,700 outstanding options at December 31, 1996, 1,091,200 were exercisable with the remaining 22,500 having a vesting period of three years. All options outstanding at December 31, 1995 and 1994 were exercisable on those respective dates. Exercise prices for options outstanding as of December 31, 1996 ranged from $9.33 to $38.00. Unexercised options with exercise prices of less than $20.00 for 109,600 shares had a weighted average contractual life of 2.9 years and a weighted average exercise price of $10.30, while unexercised options with exercise prices greater than $20.00 for 1,004,100 shares had a weighted average contractual life of 6.9 years and a weighted average exercise price of $27.15.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

  At December 31, 1996, the shares under option included nonqualified options issued to certain executives to acquire 30,000 shares of common stock which provide for tandem stock appreciation rights that are exercisable only upon the occurrence of certain contingent events. Because of the restrictions upon exercise of the stock appreciation rights, no compensation expense has been recorded with respect to these options.

  The shares under option also included nonqualified options without stock appreciation rights issued to certain executives to acquire shares of common stock as follows: 69,724 shares at year-end 1996, 19,640 shares at year-end 1995, and 100,515 shares at year-end 1994.

  During 1996, the Company issued 39,350 shares of restricted common stock to certain executive officers with a fair value at issuance of $1,296,189. The issued shares vest ratably over five years. Because the restricted stock is legally issued and outstanding, the fair value of the restricted stock at issuance is reflected in common stock and surplus with a corresponding offset for the amount of unearned compensation expense. During 1996, compensation expense of $216,030 was recognized in connection with the restricted stock.

(9) REGULATORY MATTERS AND DIVIDENDS FROM SUBSIDIARIES

  The Company and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-- and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the Subsidiary Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Subsidiary Banks are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and the Subsidiary Banks meet all capital adequacy requirements to which they are subject.

  As of December 31, 1996, the most recent notification from the appropriate regulatory agencies categorized the Subsidiary Banks as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based, and leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Subsidiary Banks' category.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

  The actual capital amounts and ratios of the Company and the Subsidiary Banks at December 31, 1996 and 1995, are presented in the following table:

                                                                 To Be Well
                                                             Capitalized Under
                                             For Capital     Prompt Corrective
                              Actual      Adequacy Purposes  Action Provisions
                          --------------- -------------------------------------
                           Amount  Ratio    Amount    Ratio   Amount    Ratio
                          -------- ------ ---------- ----------------- --------
AS OF DECEMBER 31, 1996:
 Total Capital (to Risk
  Weighted Assets):
  CONSOLIDATED........... $926,179 11.37% $  651,467   >8.0%   N/A
  Compass Bank-Alabama...  436,222 10.08     346,105   >8.0    432,631    >10.0%
  Compass Bank-Texas.....  350,545 11.04     254,133   >8.0    317,666    >10.0
  Compass Bank-Florida...   74,466 11.34      52,545   >8.0     65,681    >10.0
 Tier I Capital (to Risk
  Weighted Assets):
  CONSOLIDATED........... $699,816  8.59% $  325,734   >4.0%   N/A
  Compass Bank-Alabama...  381,922  8.83     173,052   >4.0    259,578     >6.0%
  Compass Bank-Texas.....  308,860  9.72     127,067   >4.0    190,600     >6.0
  Compass Bank-Florida...   67,635 10.30      26,273   >4.0     39,409     >6.0
 Tier I Capital (to
  Average Assets):
  CONSOLIDATED........... $699,816  6.11% $  458,010   >4.0%   N/A
  Compass Bank-Alabama...  381,922  6.30     242,307   >4.0    302,884     >5.0%
  Compass Bank-Texas.....  308,860  6.87     179,906   >4.0    224,882     >5.0
  Compass Bank-Florida...   67,635  6.66      40,642   >4.0     50,803     >5.0
AS OF DECEMBER 31, 1995:
 Total Capital (to Risk
  Weighted Assets):
  CONSOLIDATED........... $901,877 13.00% $  555,028   >8.0%   N/A
  Compass Bank-Alabama...  460,911 11.68     315,712   >8.0    394,641    >10.0%
  Compass Bank-Texas.....  299,774 11.25     213,265   >8.0    266,581    >10.0
  Compass Bank-Florida...   51,978 15.55      26,735   >8.0     33,419    >10.0
 Tier I Capital (to Risk
  Weighted Assets):
  CONSOLIDATED........... $690,577  9.95% $  277,514   >4.0%   N/A
  Compass Bank-Alabama...  411,267 10.42     157,856   >4.0    236,784     >6.0%
  Compass Bank-Texas.....  265,852  9.97     106,633   >4.0    159,949     >6.0
  Compass Bank-Florida...   47,796 14.30      13,368   >4.0     20,052     >6.0
 Tier I Capital (to
  Average Assets):
  CONSOLIDATED........... $690,577  6.73% $  410,292   >4.0%   N/A
  Compass Bank-Alabama...  411,267  6.95     236,705   >4.0    295,881     >5.0%
  Compass Bank-Texas.....  265,852  7.04     151,080   >4.0    188,849     >5.0
  Compass Bank-Florida...   47,796  8.17      23,415   >4.0     29,268     >5.0

  Capital amounts and ratios at December 31, 1995, have been restated to reflect acquisitions in 1996 accounted for under the pooling-of-interests method of accounting as well as the merger in June, 1996, of the Company's three subsidiary banks in Texas into Compass Bank-Texas.

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Subsidiary Banks.

  At December 31, 1996, approximately $104.7 million of the Subsidiary Banks' net assets were available for payment of dividends without prior regulatory approval. Additionally, the Company's Subsidiary Banks could have paid additional dividends to the parent holding company in the amount of $45.3 million while continuing to meet the capital requirements for "well-capitalized" banks at December 31, 1996.

(10) MERGERS AND ACQUISITIONS

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

  On July 16, 1996, the Company completed the acquisition of Royall Financial Corporation ("Royall"), of Palestine, Texas, and its bank subsidiary, Royall National Bank of Palestine, with the issuance of 549,986 shares of the Company's common stock. At the date of closing, Royall had assets of $109 million and equity of $11 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.

  On August 23, 1996, the Company completed the acquisition of CFB Bancorp, Inc. ("CFB"), of Jacksonville, Florida, and its bank subsidiary, Community First Bank, through the issuance of 1,325,957 shares of the Company's common stock. At the date of closing, CFB had assets of $302 million and deposits of $253 million. The transaction was accounted for under the purchase method of accounting.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

  On September 27, 1996, the Company completed the acquisition of Texas American Bank ("Texas American"), of San Antonio, Texas, with the issuance of 324,977 shares of the Company's common stock. At the date of closing, Texas American had assets of $65 million and equity of $5 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.

  The Company completed the acquisition of ProBank, of Houston, Texas, on October 24, 1996. At the date of closing, ProBank had assets of $61 million and deposits of $59 million. The transaction was accounted for under the purchase method of accounting.

  Presented below is summary operating information for the Company showing the effect of the business combinations completed in 1996;

                                               As Previously Effect of Currently
                                                 Reported    Poolings  Reported
                                               ------------- --------- ---------
                                                        (in Thousands)
1995:
 Net interest income..........................   $349,655     $19,299  $368,954
 Provision for loan losses....................     10,235         773    11,008
 Noninterest income...........................    122,112       5,638   127,750
 Noninterest expense..........................    290,011      18,217   308,228
 Net income...................................    110,265       3,960   114,225
1994:
 Net interest income..........................   $336,768     $16,440  $353,208
 Provision for loan losses....................      3,404         412     3,816
 Noninterest income...........................     87,888       5,263    93,151
 Noninterest expense..........................    267,559      15,481   283,040
 Net income...................................    101,246       4,193   105,439


  The entities acquired in 1996 that were accounted for under the pooling-of-interests method of accounting had net interest income of $7.5 million and net income of $2.2 million in 1996 prior to their respective acquisition dates. The pro forma effect of business combinations in 1996 accounted for under the purchase method of accounting on net interest income, net income, and net income per share was not material.

  On January 15, 1997, the Company completed the acquisition of Enterprise National Bank ("Enterprise"), of Jacksonville, Florida, with the issuance of 1,080,740 shares of the Company's common stock. At the date of closing, Enterprise had assets of $171 million and equity of $18 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information will be restated in the first quarter of 1997.

  On September 18, 1996, the Company signed a letter of intent to acquire Horizon Bancorp, Inc. ("Horizon"), and its subsidiary, Horizon Bank & Trust, of Austin, Texas. At December 31, 1996, Horizon had assets of $147 million and equity of $11 million. It is anticipated that the transaction will close in the first quarter of 1997 and will be accounted for under the pooling-of-interests method of accounting.

  The Company signed a definitive agreement on October 3, 1996, to acquire Greater Brazos Valley Bancorp, Inc. ("Greater Brazos"), and its subsidiary, Commerce National Bank, of College Station, Texas. At December 31, 1996, Greater Brazos had assets of $61 million and equity of $3 million. It is anticipated that the transaction will close in the first or second quarter of 1997 and will be accounted for under the pooling-of-interests method of accounting.

  On January 14, 1997, the Company signed a letter of intent to acquire Central Texas Bancorp, Inc. ("Central Texas"), and its subsidiary, Texas National Bank of Waco, of Waco, Texas. At December 31, 1996, Central Texas had assets of $213 million and equity of $18 million. It is anticipated that the transaction will close in the second quarter of 1997 and will be accounted for under the pooling-of-interest method of accounting.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

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

  The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31:

                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (in Thousands)
Actuarial present value of benefit obligations:
 Accumulated benefit obligations, including
  vested benefits of $35,267, $34,204 and $25,415
  for 1996, 1995 and 1994, respectively..........  $(37,473) $(36,131) $(27,107)
                                                   ========  ========  ========
Projected benefit obligation for service rendered
 to date.........................................  $(57,858) $(56,608) $(41,353)
Plan assets at fair value, primarily listed
 stocks and U.S. bonds...........................    60,050    49,952    38,988
                                                   --------  --------  --------
 Plan assets in excess of (less than) projected
  benefit obligation.............................     2,192    (6,656)   (2,365)
Unrecognized prior service cost..................      (171)     (185)     (199)
Unrecognized net loss............................     7,461    15,016     8,099
Unrecognized net asset being amortized over 13
 years...........................................      (916)   (1,360)   (1,804)
                                                   --------  --------  --------
 Net pension asset included in other assets......  $  8,566  $  6,815  $  3,731
                                                   ========  ========  ========

  Net pension cost for 1996, 1995 and 1994 included the following components:

                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (in Thousands)
Service cost-benefits earned during the period...  $  4,191  $  2,832  $  3,240
Interest cost on projected benefit obligation....     4,197     3,486     3,305
Actual return on plan assets.....................    (5,735)   (6,703)      667
Net amortization and deferral....................     1,212     2,682    (4,224)
                                                   --------  --------  --------
Net periodic pension cost........................  $  3,865  $  2,297  $  2,988
                                                   ========  ========  ========

  The weighted average discount rate was 8.00 percent for 1996, 7.50 percent for 1995, and 8.50 percent for 1994. The rate of increase in future compensation levels was six percent for 1996, 1995 and 1994. Both rates are used in determining the actuarial present value of the projected benefit obligation. The assumed long-term rate of return on plan assets was 9.50 percent in 1996 and 1995 and 10 percent in 1994.

  The Company maintains an employee stock ownership plan to which contributions are made in amounts determined by the Board of Directors of the Company. Such contributions are invested in stock of the Company

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

and are ordinarily distributed to employees upon their retirement or other termination of employment. Contributions to the plan are allocated to the accounts of the participants based upon their compensation, with right to such accounts vested after five years of employment. The Company contributed $4.8 million during 1996, $1.1 million during 1995, and $3.9 million during 1994.

  The Company has a qualified employee benefit plan under section 401(k) of the Internal Revenue Code. Employees can contribute up to 10 percent of their salaries to the plan on a pretax basis subject to regulatory limits; and the Company, at its discretion, can match up to 100 percent of 6 percent of the participants' compensation. The Company's contributions are based on predetermined income levels. The administrative costs incurred by the plan are paid by the Company at no cost to the participants.

  The Company also has a monthly investment plan. Under the plan, employees may contribute monthly up to 10 percent of their salary, and the Company contributes 30 cents for each dollar of the employees' contributions toward the purchase of common stock of the Company. The stock is purchased in the open market and brokerage fees and other incidental expenses are absorbed by the Company.

  In 1995, the Company established a deferred compensation plan for executive officers which enables certain executive officers of the Company to defer up to a percentage of their salary annually.

(12) OTHER NONINTEREST EXPENSE

  The major components of other noninterest expense are as follows:

                                                         Year Ended December 31
                                                        ------------------------
                                                          1996    1995    1994
                                                        -------- ------- -------
                                                             (in Thousands)
Marketing.............................................. $  8,608 $ 6,837 $ 7,074
Professional services..................................   23,776  24,185  17,472
Supplies...............................................    9,125   8,600   8,053
Other..................................................   61,431  55,916  46,510
                                                        -------- ------- -------
                                                        $102,940 $95,538 $79,109
                                                        ======== ======= =======

(13) INCOME TAXES

  Income taxes for the years ended December 31, 1996, 1995 and 1994, were allocated as follows:

                                                        1996     1995    1994
                                                       -------  ------- -------
                                                           (in Thousands)
Income from operations...............................  $73,124  $63,243 $54,064
Shareholders' equity, for net unrealized gains
 (losses) on securities available for sale...........   (8,932)  14,498 (10,916)
                                                       -------  ------- -------
                                                       $64,192  $77,741 $43,148
                                                       =======  ======= =======

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

  For the years ended December 31, 1996, 1995 and 1994, income tax expense attributable to income from operations consists of:

                                                         1996    1995    1994
                                                        ------- ------- -------
                                                            (in Thousands)
Current income tax expense:
 Federal............................................... $65,194 $56,313 $48,337
 State.................................................   4,844   4,524   3,722
                                                        ------- ------- -------
   Total...............................................  70,038  60,837  52,059
                                                        ------- ------- -------
Deferred income tax expense:
 Federal...............................................   2,254   2,396   1,646
 State.................................................     832      10     359
                                                        ------- ------- -------
   Total...............................................   3,086   2,406   2,005
                                                        ------- ------- -------
Total income tax expense............................... $73,124 $63,243 $54,064
                                                        ======= ======= =======

  During 1996, the Company made income tax payments of approximately $68.9 million and received cash income tax refunds amounting to approximately $1.4 million. For 1995 and 1994, income tax payments were approximately $61.6 million and $48.5 million, respectively. Cash income tax refunds amounted to approximately $700,000 for 1995 and $1.2 million for 1994. Applicable income tax expense of $3.6 million, $1.0 million, and $1.5 million for 1996, 1995 and 1994, respectively, on securities gains is included in the provision for income taxes.

  Income tax expense attributable to income from operations differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

                                1996               1995               1994
                          ------------------ ------------------ ------------------
                                    PERCENT            Percent            Percent
                                   OF PRETAX          of Pretax          of Pretax
                          AMOUNT   EARNINGS  Amount   Earnings  Amount   Earnings
                          -------  --------- -------  --------- -------  ---------
                                             (in Thousands)
Income tax expense at
 federal statutory rate.  $70,718    35.0%   $62,114    35.0%   $55,826    35.0%
Increase (decrease) re-
 sulting from:
 Tax-exempt interest....   (2,958)   (1.4)    (3,203)   (1.8)    (3,442)   (2.2)
 State income tax ex-
  pense net of federal
  income tax benefit....    3,689     1.8      2,947     1.6      2,653     1.7
 Other..................    1,675     0.8      1,385     0.8       (973)   (0.6)
                          -------    ----    -------    ----    -------    ----
   Income tax expense...  $73,124    36.2%   $63,243    35.6%   $54,064    33.9%
                          =======    ====    =======    ====    =======    ====

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996, 1995 and 1994, are presented below:

                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (in Thousands)
Deferred tax assets:
 Allowance for loan losses.......................... $ 40,386 $ 36,699 $ 37,018
 Loan fees..........................................    1,210    2,827    2,655
 Accrued expenses...................................    1,590      961    1,098
 Net unrealized losses on securities available for
  sale..............................................    1,686      --     7,252
 Other deferred tax assets..........................    3,945    2,476    2,685
                                                     -------- -------- --------
  Total assets......................................   48,817   42,963   50,708
Deferred tax liabilities:
 Premises and equipment.............................    5,359    5,208    4,140
 Lease financing....................................    5,637    3,999    3,608
 Prepaid pension expense............................    3,168    2,496    1,365
 Core deposit and other acquired intangibles........   12,521    6,806    7,426
 Net unrealized gains on securities available for
  sale..............................................      --     7,246      --
 Other deferred tax liabilities.....................    3,201    2,836    2,893
                                                     -------- -------- --------
  Total liabilities.................................   29,886   28,591   19,432
                                                     -------- -------- --------
Net deferred tax asset.............................. $ 18,931 $ 14,372 $ 31,276
                                                     ======== ======== ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

(14) PARENT COMPANY

  The condensed financial information for Compass Bancshares, Inc. (Parent Company Only) is presented as follows:

Balance Sheets

                                                              December 31
                                                          --------------------
                                                             1996       1995
                                                          ----------  --------
                                                            (in Thousands)
ASSETS
Cash and due from banks.................................. $       87  $    142
Collateralized mortgage obligation inverse floaters......     25,973    26,145
Reverse repurchase agreements with affiliates............    123,179    99,544
Investment in subsidiaries:
 Banks...................................................    493,846   490,815
 Bank holding companies..................................    367,741   280,657
 Other...................................................     35,040    32,718
                                                          ----------  --------
                                                             896,627   804,190
Other assets.............................................      4,357     2,840
                                                          ----------  --------
   TOTAL ASSETS.......................................... $1,050,223  $932,861
                                                          ==========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper......................................... $   47,896  $ 57,312
Accrued expenses and other liabilities...................     17,899    13,812
Other borrowings.........................................    181,366   124,274
                                                          ----------  --------
   Total liabilities.....................................    247,161   195,398
Shareholders' equity:
 Common stock of $2 par value:
  Authorized--100,000,000 shares; Issued--40,524,717
   shares in 1996 and 40,325,281 shares in 1995..........     81,049    80,650
 Loans to finance stock purchases........................     (6,026)   (5,628)
 Unearned restricted stock...............................     (1,080)      --
 Surplus.................................................     58,126    54,698
 Net unrealized holding gain (loss) on available-for-sale
  securities.............................................     (2,778)   11,978
 Retained earnings.......................................    673,771   595,765
                                                          ----------  --------
   Total shareholders' equity............................    803,062   737,463
                                                          ----------  --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............ $1,050,223  $932,861
                                                          ==========  ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

(14) PARENT COMPANY, Continued

Statements of Income

                                                  Year Ended December 31
                                                -----------------------------
                                                  1996      1995       1994
                                                --------  ---------  --------
                                                      (in Thousands)
INCOME:
 Cash dividends from subsidiaries.............. $175,200  $  71,337  $ 59,915
 Interest on investments with affiliates.......    4,920      8,275     4,271
 Loss on purchase of securities from common
  trust fund...................................      --         --     (8,222)
 Other.........................................    3,274      2,885     4,010
                                                --------  ---------  --------
   TOTAL INCOME................................  183,394     82,497    59,974
EXPENSE:
 Interest on commercial paper and other
  borrowings...................................   15,435     16,928    10,293
 Other.........................................    2,976      4,617     1,385
                                                --------  ---------  --------
   TOTAL EXPENSE...............................   18,411     21,545    11,678
   Income before income tax expense and equity
    in undistributed earnings of subsidiaries..  164,983     60,952    48,296
Applicable income tax benefit..................   (3,864)    (3,849)   (4,761)
                                                --------  ---------  --------
                                                 168,847     64,801    53,057
EQUITY IN UNDISTRIBUTED EARNINGS (DIVIDENDS IN
 EXCESS OF EARNINGS)
 OF SUBSIDIARIES:
  Banks........................................  (30,534)    22,022    27,360
  Bank holding companies.......................   (9,513)    28,007    25,331
  Other........................................      127       (605)     (309)
                                                --------  ---------  --------
                                                 (39,920)    49,424    52,382
                                                --------  ---------  --------
   NET INCOME.................................. $128,927  $ 114,225  $105,439
                                                ========  =========  ========

Statements of Cash Flows

                                                    Year Ended December 31
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (in Thousands)
OPERATING ACTIVITIES:
 Net income...................................... $128,927  $114,225  $105,439
 Adjustments to reconcile net income to cash pro-
  vided by operations:
  Depreciation and amortization..................      323        95        76
  Dividends in excess of earnings (equity in un-
   distributed earnings).........................   39,920   (49,424)  (52,382)
  Loss on purchase of securities from common
   trust fund....................................      --        --      8,222
  (Increase) decrease in interest receivable.....       27       (60)     (244)
  (Increase) decrease in other assets............     (673)      572    (2,678)
  Increase (decrease) in interest payable........      (12)      214     1,086
  Increase (decrease) in taxes payable...........     (270)     (408)    1,223
  Increase in other payables.....................    3,979     1,651     2,919
                                                  --------  --------  --------
   Net cash provided by operating activities.....  172,221    66,865    63,661
INVESTING ACTIVITIES:
 Proceeds from maturities of investment securi-
  ties...........................................      172        84       762
 Purchases of investment securities..............      --        --    (35,213)
 Increase in reverse repurchase agreements with
  affiliates.....................................  (23,635)  (36,919)  (62,625)
 Capital contributions made to subsidiaries......   (4,274)      --    (45,894)
 Acquisition of banks............................  (98,942)      --    (35,319)
 Advances to subsidiaries on notes...............     (126)      --        --
 Payments from subsidiaries on notes.............      --        --      4,085
 Purchase of loans from subsidiaries.............      --        --     (3,535)
 Purchase of premises and equipment..............      (64)     (426)      --
                                                  --------  --------  --------
   Net cash used by investing activities......... (126,869)  (37,261) (177,739)
FINANCING ACTIVITIES:
 Net increase (decrease) in other short-term
  borrowings.....................................   47,584    11,982   (17,528)
 Proceeds from other borrowings..................      --        --     49,618
 Repayment of other borrowings...................      --     (2,974)     (518)
 Common dividends paid...........................  (50,784)  (43,095)  (34,664)
 Proceeds from exercise of stock options.........      819       963       882
 Proceeds from repayments of loans to finance
  stock purchases................................    2,564     2,343       747
 Purchase of treasury stock......................  (45,590)      --        (14)
                                                  --------  --------  --------
   Net cash used by financing activities.........  (45,407)  (30,781)   (1,477)
                                                  --------  --------  --------
 Net decrease in cash and due from banks.........      (55)   (1,177) (115,555)
 Cash and due from banks at beginning of year....      142     1,319   116,874
                                                  --------  --------  --------
 Cash and due from banks at end of year.......... $     87  $    142  $  1,319
                                                  ========  ========  ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

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

    Off-balance sheet instruments: Fair value of the Company's off-balance sheet instruments (futures, forwards, swaps, caps, floors and options written) are based on quoted market prices. The Company's loan commitments are negotiated at current market rates and are relatively short term in nature and, as a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time; therefore, the estimated value of the Company's loan commitments approximates carrying amount.

    Deposit liabilities: The fair values of demand deposits are, as required by FAS107, equal to the carrying value of such deposits. Demand deposits include noninterest bearing demand deposits, savings accounts, NOW accounts and money market demand accounts. The fair value of variable-rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits. Discounted cash flows have been used to value fixed-rate term deposits and variable-rate term deposits having an interest rate floor that has been reached. The discount rate used is based on interest rates currently being offered by the Subsidiary Banks on comparable deposits as to amount and term.

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1996, 1995 AND 1994

                                  AT DECEMBER 31, 1996   At December 31, 1995
                                  ---------------------  ---------------------
                                   CARRYING  ESTIMATED    Carrying  Estimated
                                    AMOUNT   FAIR VALUE    Amount   Fair Value
                                  ---------- ----------  ---------- ----------
                                                (in Thousands)
FINANCIAL INSTRUMENTS:
 Assets:
  Cash and due from banks........ $  670,389 $  670,389  $  565,188 $  565,188
  Interest bearing deposits in
   other banks...................        487        487       1,697      1,697
  Investment securities..........  1,114,187  1,121,346     723,132    737,166
  Investment securities available
   for sale......................  2,041,103  2,041,103   2,142,776  2,142,776
  Trading account securities.....     91,452     91,452     101,916    101,916
  Federal funds sold and securi-
   ties purchased under agree-
   ments to resell...............     54,804     54,804     274,347    274,347
  Loans..........................  7,457,128  7,445,569   6,572,772  6,576,700
  Off-balance sheet instruments..      2,424        (20)      2,562     (3,224)
 Liabilities:
  Noninterest bearing deposits... $1,748,790 $1,748,790  $1,535,632 $1,535,632
  Interest bearing deposits......  7,471,809  7,505,856   6,555,186  6,598,853
  Federal funds purchased........    602,914    602,914     776,308    776,308
  Securities sold under agree-
   ments to repurchase...........    205,053    205,053     295,391    295,391
  Other short-term borrowings....    201,901    201,901     116,276    116,276
  FHLB and other borrowings......    701,470    704,411     590,044    597,845

(16) SUBSEQUENT EVENT -- ISSUANCE OF CAPITAL SECURITIES

  In January, 1997, a statutory business trust ("Compass Trust I") was created by the Company which issued capital securities ("Capital Securities") to institutional investors in the amount of $100 million, representing guaranteed preferred beneficial interests in $103.1 million in junior subordinated deferrable interest debentures ("Subordinated Debentures") issued by the Company to Compass Trust I. The Capital Securities bear an interest rate of
8.23 percent and are mandatorily redeemable by Compass Trust I upon the repayment of the Subordinated Debentures by the Company. For regulatory purposes, the Capital Securities will be treated as Tier I capital of the Company. The Subordinated Debentures are the sole assets of Compass Trust I and bear an interest rate of 8.23 percent with a maturity of date of January 15, 2027, which may be shortened to a date not earlier than January 15, 2007. If the Subordinated Debentures are redeemed in whole or in part prior to January 15, 2007, the redemption price of the Subordinated Debentures and the Capital Securities will include a premium ranging from 4.12 percent in 2007 to
0.41 percent in 2016.

(17) SUBSEQUENT EVENT -- STOCK SPLIT (UNAUDITED)

  On February 18, 1997, the Company announced a three-for-two stock split to be effected in the form of a 50 percent stock dividend payable on April 2, 1997, to shareholders of record on March 17, 1997.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

(18) QUARTERLY RESULTS (UNAUDITED)

  A summary of the unaudited results of operations for each quarter of 1996 and 1995 follows:

                              First       Second        Third       Fourth
                             Quarter      Quarter      Quarter      Quarter
                            ---------    ---------    ---------    ---------
                             (in Thousands Except Per Share Data)
1996:
 TOTAL INTEREST INCOME..... $ 195,721    $ 200,603    $ 208,144    $ 215,902
 TOTAL INTEREST EXPENSE....   100,002      102,035      106,374      109,532
 NET INTEREST INCOME.......    95,719       98,568      101,770      106,370
 PROVISION FOR LOAN LOSSES.     3,462        5,040        4,433        4,695
 NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSS-
  ES.......................    92,257       93,528       97,337      101,675
 TOTAL NONINTEREST INCOME..    43,470       34,555       37,200       39,515
 TOTAL NONINTEREST EXPENSE.    77,048       79,654       93,913       86,871
 INCOME TAX EXPENSE........    21,301       17,136       14,815       19,872
 NET INCOME................    37,378       31,293       25,809       34,447
 PER COMMON SHARE:
  NET INCOME...............      0.92         0.78         0.65         0.84
  CASH DIVIDENDS...........      0.32         0.32         0.32         0.32
  STOCK PRICE RANGE:
   HIGH....................       34 5/8       35 5/8       34 5/8       39 3/4
   LOW.....................       30 3/4       32 1/4       31 1/8       34 1/2
   CLOSE...................       32 1/4       32 3/4       34 3/8       39 3/4
1995:
 Total interest income..... $ 178,829    $ 185,807    $ 193,151    $ 197,123
 Total interest expense....    87,624       95,021      100,328      102,983
 Net interest income.......    91,205       90,786       92,823       94,140
 Provision for loan losses.     1,488        2,300        4,690        2,530
 Net interest income after
  provision for loan loss-
  es.......................    89,717       88,486       88,133       91,610
 Total noninterest income..    27,519       33,634       32,325       34,272
 Total noninterest expense.    78,200       77,208       73,168       79,652
 Income tax expense........    13,652       15,960       16,949       16,682
 Net income................    25,384       28,952       30,341       29,548
 Per common share:
  Net income...............      0.63         0.72         0.75         0.73
  Cash dividends...........      0.28         0.28         0.28         0.28
  Stock price range:
   High....................        28          29 1/4        33          33 3/8
   Low.....................        22          25 1/2       28 1/2       30 1/2
   Close...................       26 1/8       28 7/8       31 1/4        33

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

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) INDEX OF DOCUMENTS FILED AS PART OF THIS REPORT:

  Compass Bancshares, Inc. and Subsidiaries
  Financial Statements

                                                                            Page
                                                                            ----
   Independent Auditors' Report............................................  43
   Consolidated Balance Sheets as of
    December 31, 1996 and 1995.............................................  44
   Consolidated Statements of Income for the years ended
    December 31, 1996, 1995 and 1994.......................................  45
   Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 1996, 1995 and 1994...........................  46
   Consolidated Statements of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994.......................................  47
   Summary of Significant Accounting Policies --
    December 31, 1996, 1995 and 1994.......................................  48
   Notes to Consolidated Financial Statements --
    December 31, 1996, 1995 and 1994.......................................  52
   Quarterly Results (Unaudited)...........................................  77

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

    (c) Compass Bancshares, Inc., 1996 Long Term Incentive Plan
        (incorporated by reference to Exhibit 4(g) to the Company's Registration Statement on Form S-8, Registration No.
        333-15117, filed October 30, 1996, with the Commission)

    (d) Employment Agreement, dated December 14, 1994, between
        Compass Bancshares, Inc. and D. Paul Jones, Jr.
        (incorporated by reference to Exhibit 10(d) to the December 31, 1994 Form 10-K filed with the Commission)

    (e) Employment Agreement, dated December 14, 1994, between
        Compass Bancshares, Inc. and Jerry W. Powell (incorporated by reference to Exhibit 10(e) to the December 31, 1994 Form 10-K filed with the Commission)

    (f) Employment Agreement, dated December 14, 1994, between
        Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(f) to the December 31, 1994 Form 10-K filed with the Commission)

    (g) Employment Agreement, dated December 14, 1994, between
        Compass Bancshares, Inc. and Byrd Williams (incorporated by reference to Exhibit 10(g) to the December 31, 1994 Form
        10-K filed with the Commission)

    (h) Employment Agreement, dated December 14, 1994, between
        Compass Bancshares, Inc. and Charles E. McMahen
        (incorporated by reference to Exhibit 10(h) to the December 31, 1994 Form 10-K filed with the Commission)

    (i) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to the Company's Registration Statement on Form S-8, Registration No. 333-15373, filed November 1, 1996, with the Commission)

  (11) Statement Re: Computation of Per Share Earnings..................... 82

  (12) Statement Re: Computation of Ratios................................. 83

  (21) Subsidiaries of the Registrant...................................... 84

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

                                          COMPASS BANCSHARES, INC.

Date: February 17, 1997
                                          By     /s/ D. Paul Jones, Jr.
                                            ___________________________________
                                                    D. PAUL JONES, JR.
                                               CHAIRMAN AND CHIEF EXECUTIVE
                                                          OFFICER

Date: February 17, 1997
                                          By      /s/ Garrett R. Hegel
                                            ___________________________________
                                                     GARRETT R. HEGEL
                                                  CHIEF FINANCIAL OFFICER

Date: February 17, 1997
                                          By      /s/ Michael A. Bean
                                            ___________________________________
                                                      MICHAEL A. BEAN
                                                 CHIEF ACCOUNTING OFFICER

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

              DIRECTORS                                 DATE

      /s/ Charles W. Daniel                       February 17, 1997
-------------------------------------
          CHARLES W. DANIEL

     /s/ W. Eugene Davenport                      February 17, 1997
-------------------------------------
         W. EUGENE DAVENPORT

       /s/ Jack C. Demetree                       February 17, 1997
-------------------------------------
          JACK C. DEMETREE

              DIRECTORS                                   DATE

     /s/ Marshall Durbin, Jr.                      February 17, 1997
-------------------------------------
        MARSHALL DURBIN, JR.

      /s/ Tranum Fitzpatrick                       February 17, 1997
-------------------------------------
         TRANUM FITZPATRICK

     /s/ George W. Hansberry                       February 17, 1997
-------------------------------------
         GEORGE W. HANSBERRY

      /s/ D. Paul Jones, Jr.                       February 17, 1997
-------------------------------------
         D. PAUL JONES, JR.

        /s/ John S. Stein                          February 17, 1997
-------------------------------------
            JOHN S. STEIN

       /s/ Robert J. Wright                        February 17, 1997
-------------------------------------
          ROBERT J. WRIGHT