Form 10-Q
period 1997-03-31
COMPASS BANCSHARES INC
filed 1997-05-15
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 1997               Commission File No. 0-6032

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

                                   Yes [x]   No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                  Class                 Outstanding at April 30, 1997
       --------------------------       -----------------------------
       Common Stock, $2 Par Value                 64,242,434

                   The number of pages of this report is 19.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                        Page
--------------------------------------------------------------------  ----
Item 1    Financial Statements

        Consolidated Balance Sheets as of March 31, 1997 and
          December 31, 1996                                             3

        Consolidated Statements of Income for the Three Months Ended
          March 31, 1997 and 1996                                       4

        Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1997 and 1996                                 5

        Notes to Consolidated Financial Statements                      7

Item 2  Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                       9

PART II.  OTHER INFORMATION
--------------------------------------------------------------------

Item 4  Submission of Matters to a Vote of Security Holders            15

Item 6  Exhibits and Reports on Form 8-K                               15


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                (In Thousands)
                                  (Unaudited)

                                                March 31      December 31
                                                  1997            1996
                                              ------------    ------------
ASSETS
Cash and due from banks                       $   487,252     $   723,299
Federal funds sold and securities purchased
  under agreements to resell                       90,409          55,055
Interest bearing deposits with other banks            493             491
Investment securities (market value of
  $1,128,968 and  $1,121,347 for 1997 and
  1996, respectively)                           1,131,815       1,114,187
Investment securities available for sale        1,985,798       2,069,307
Trading account securities                         94,102          91,452

Loans, net of unearned income                   7,922,442       7,704,905
  Allowance for loan losses                      (120,773)       (120,655)
                                              ------------    ------------
     Net loans                                  7,801,669       7,584,250

Premises and equipment, net                       272,322         258,673
Other assets                                      257,318         256,416
                                              ------------    ------------
     Total assets                             $12,121,178     $12,153,130
                                             =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                       $ 1,691,609     $ 1,843,750
    Interest bearing                            7,575,421       7,689,029
                                              ------------    ------------
     Total deposits                             9,267,030       9,532,779

  Federal funds purchased and securities
   sold under agreements to repurchase            855,163         807,967
  Other short-term borrowings                     176,887         201,901
  Accrued expenses and other liabilities           73,879          81,277
  FHLB and other borrowings                       799,216         701,470
  Guaranteed preferred beneficial interests
   in Company's junior subordinated
   deferrable interest debentures                 100,000             -
                                              ------------    ------------
     Total liabilities                         11,272,175      11,325,394

Shareholders' equity:
  Common stock of $2 par value:
    Authorized--100,000,000 shares;
    Issued--63,904,803 shares in 1997 and
      41,605,238 shares in 1996                   127,810          84,988
  Surplus                                          80,053          69,752
  Loans to finance stock purchases                 (4,946)         (6,026)
  Unearned restricted stock                        (3,646)         (1,080)
  Net unrealized holding loss on
   available-for-sale securities                  (11,463)         (2,882)
  Retained earnings                               661,195         682,984
                                              ------------    ------------
     Total shareholders' equity                   849,003         827,736
                                              ------------    ------------
     Total liabilities and shareholders'
      equity                                  $12,121,178     $12,153,130
                                             =============   =============

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                       (In Thousands Except Per Share Data)
                                  (Unaudited)

                                                    Three Months Ended
                                                         March 31
                                                  -----------------------
                                                      1997         1996
                                                  ----------   ----------
INTEREST INCOME:
  Interest and fees on loans                       $167,065     $148,824
  Interest and dividends on
   investment securities                             20,819       12,621
  Interest on investment
   securities available
   for sale                                          31,969       36,562
  Interest on trading account
   securities                                         1,488        2,013
  Interest on federal funds
   sold and securities
   purchased under agreements
   to resell                                            921        1,641
  Interest on interest bearing
   deposits with other banks                             12           29
                                                  ----------   ----------
   Total interest income                            222,274      201,690

INTEREST EXPENSE:
  Interest on deposits                               83,662       79,468
  Interest on federal funds
   purchased and securities
   sold under agreements to
   repurchase                                         9,815       10,633
  Interest on other short
   -term borrowings                                   2,172        1,513
  Interest on FHLB and other
   borrowings                                        11,454       10,314
  Interest on guaranteed preferred
   beneficial interests in
   Company's junior subordinated
   deferrable interest debentures                     1,623          -
                                                  ----------   ----------
   Total interest expense                           108,726      101,928
                                                  ----------   ----------
      Net interest income                           113,548       99,762
 Provision for loan losses                            5,324        3,584
                                                  ----------   ----------
      Net interest income
       after provision for
       loan losses                                  108,224       96,178

NONINTEREST INCOME:
  Service charges on deposit
   accounts                                          17,038       14,536
  Trust fees                                          3,844        4,400
  Trading account profits and
   commissions                                        4,227        4,127
  Investment securities
   gains (losses), net                                  (79)       6,688
  Retail investment sales                             4,045        3,103
  Gain on sale of branches                              -          2,161
  Other                                              11,046        9,240
                                                  ----------   ----------
   Total noninterest income                          40,121       44,255

NONINTEREST EXPENSE:
  Salaries and benefits                              51,249       43,219
  Net occupancy expense                               7,269        6,399
  Equipment expense                                   6,255        5,865
  FDIC insurance premium                                267          722
  Other                                              26,658       24,307
                                                  ----------   ----------
   Total noninterest expense                         91,698       80,512
                                                  ----------   ----------
   Net income before income
    tax expense                                      56,647       59,921
Income tax expense                                   20,686       21,797
                                                  ----------   ----------
      NET INCOME                                   $ 35,961     $ 38,124
                                                  ==========   ==========

NET INCOME PER COMMON SHARE                           $0.56        $0.60
Weighted average shares
 outstanding                                         64,564       63,995
Dividends per common share                          $0.2367      $0.2133


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                                ------------------------------
                                                   1997              1996
                                                ------------      ------------
Operating Activities:
 Net income                                      $   35,961        $   38,124
Adjustments to reconcile net income to
 cash provided by operations:
  Depreciation and amortization                       9,859             8,602
  Accretion of discount and loan fees                (2,965)           (4,501)
  Provision for loan losses                           5,324             3,584
  Net change in trading account securities           (2,650)           20,566
  Net change in mortgage loans available
   for sale                                          10,627            (5,960)
  (Gain) loss on sale of investment securities           79            (6,688)
  (Gain) loss on sale of premises and equipment         (62)               71
  Gain on sale of other real estate owned                (8)              (46)
  Provision for losses on other real estate
   owned                                                 80                99
  Gain on sale of branches                              -              (2,161)
  (Increase) decrease in interest receivable         (3,342)            6,039
  Decrease in other assets                            1,564             1,761
  Decrease in interest payable                       (3,336)           (4,827)
  Increase in taxes payable                          23,700            19,891
  Decrease in other payables                        (22,682)           (1,389)
                                                ------------      ------------
   Net cash provided by operating activities         52,149            73,165

Investing Activities:
 Proceeds from maturities/calls of investment
  securities                                         81,556            53,759
 Purchases of investment securities                     -                (593)
 Proceeds from sales of securities
  available for sale                                 44,068           277,886
 Proceeds from maturities/calls of
  securities available for sale                     114,665           199,230
 Purchases of securities available for sale        (188,396)         (488,761)
 Net increase in federal funds
  sold and securities purchased
  under agreements to resell                        (35,354)          (11,588)
 Net increase in loan portfolio                    (231,927)          (63,060)
 Purchase (divestiture) of branches                  22,216           (46,663)
 Purchases of premises and equipment                (18,859)           (5,083)
 Net (increase) decrease in interest bearing
  deposits with other banks                              (2)              392
 Proceeds from sales of other
  real estate owned                                   1,551               465
                                                ------------      ------------
   Net cash used by investing activities           (210,482)          (84,016)


                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                    Three Months Ended
                                                          March 31
                                                 -----------------------------
                                                     1997             1996
                                                 ------------     ------------
Financing Activities:
 Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts              $  (110,019)       $ 126,465
 Net increase (decrease) in time deposits           (181,195)           7,686
 Net increase (decrease) in federal funds
  purchased                                           29,281         (228,463)
 Net increase (decrease) in securities sold
  under agreements to repurchase                      17,915          (24,813)
 Net decrease in short-term
  borrowings                                         (25,014)          (9,637)
 Issuance of FHLB advances and
  other borrowings                                   200,000           25,000
 Repayment of long-term debt                        (102,278)            (248)
 Issuance of guaranteed preferred beneficial
  interests in Company's junior subordinated
  deferrable interest debentures                     100,000              -
 Purchase of treasury shares                             (52)            (134)
 Common dividends paid                               (15,124)         (12,373)
 Exercise of stock options of acquired
  entities prior to acquisition                        6,474              -
 Repayment of loans to finance stock
  purchases                                            1,605            1,162
 Proceeds from exercise of stock options                 693            1,950
                                                 ------------     ------------
   Net cash used by financing activities             (77,714)        (113,405)
                                                 ------------     ------------
Net decrease in cash and due from banks             (236,047)        (124,256)
Cash and due from banks at beginning of period       723,299          627,060
                                                 ------------     ------------
Cash and due from banks at end of period          $  487,252        $ 502,804
                                                 ============     ============

Schedule of noncash investing and
 financing activities:
 Transfers of loans to other real estate owned    $    2,540        $     994
 Loans to facilitate the sale of
  other real estate owned                                239              760
 Loans to finance stock purchases                        525            1,438
 Tax benefit realized upon exercise
  of stock options                                       178               56
 Issuance of restricted stock                          2,706            1,296
 Change in unrealized gain/loss on available
  for sale securities                                (14,370)         (25,488)
 Transfer of securities available for
  sale to held-to-maturity securities                 98,658              -
 Issuance of treasury stock upon exercise
  of stock options                                        52              134

  Acquisitions (divestiture) of branches:
    Liabilities assumed (sold)                    $   25,661        $ (79,378)
    Assets acquired (sold)                             3,445          (30,554)
                                                 ------------     ------------
       Net liabilities assumed (sold)             $   22,216        $ (48,824)
                                                 ============     ============


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements


NOTE 1 - General

   The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - Business Combinations

   On January 15, 1997, the Company completed the acquisition of Enterprise National Bank ("Enterprise") of Jacksonville, Florida, with the issuance of 1,620,782 shares of the Company's common stock, after giving effect to the Company's April 2, 1997 3-for-2 stock split. At the date of closing, Enterprise had assets of $171 million and equity of $18 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   On March 12, 1997, the Company completed the acquisition of Horizon Bancorp, Inc. ("Horizon"), of Austin, Texas, and its bank subsidiary, Horizon Bank & Trust, ssb, with the issuance of 1,333,220 shares of the Company's common stock, after giving effect to the Company's April 2, 1997 3-for-2 stock split. At the date of closing, Horizon had assets of $154 million and equity of $11 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   On April 17, 1997, the Company acquired Greater Brazos Valley Bancorp, Inc. ("Greater Brazos"), and its subsidiary, Commerce National Bank, of College Station, Texas, with the issuance of 323,918 shares of the Company's common stock. At the date of closing, Greater Brazos had assets of $58 million and equity of $3 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information will be restated in the second quarter of 1997.
   On March 14, 1997, the Company signed a definitive agreement to acquire Central Texas Bancorp, Inc. ("Central Texas"), and its subsidiary, Texas National Bank of Waco, of Waco, Texas. At March 31, 1997, Central Texas had assets of $215 million and equity of $18 million. It is anticipated that the transaction will close in the second quarter of 1997 and will be accounted for under the pooling-of-interests method of accounting.

NOTE 3 - Impaired Loans

   At March 31, 1997, the recorded investment in loans that are considered impaired under generally accepted accounting principles was $23.3 million, of which $7.1 million were on nonaccrual status. Included in this amount is $23.2 million of impaired loans for which the related allowance for loan losses was $4.6 million and $172,000 of loans that have no related allowance for loan losses. At December 31, 1996, impaired loans totaled $25.7 million.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements - Continued

NOTE 4 - Issuance of Capital Securities

   In December, 1996, a statutory business trust ("Compass Trust I") was created by the Company which in January, 1997, issued guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures ("Capital Securities") to institutional investors in the amount of $100 million representing guaranteed preferred beneficial interests in $103.1 million in junior subordinated deferrable interest debentures ("Subordinated Debentures") issued by the Company to Compass Trust I. The Capital Securities bear an interest rate of 8.23 percent and are mandatorily redeemable by Compass Trust I upon the repayment of the Subordinated Debentures by the Company. For regulatory purposes, the Capital Securities will be treated as Tier I capital of the Company. The Subordinated Debentures are the sole assets of Compass Trust I and bear an interest rate of 8.23 percent with a maturity date of January 15, 2027, which may be shortened to a date not earlier than January 15, 2007. If the Subordinated Debentures are redeemed in whole or in part prior to January 15, 2007, the redemption price of the Subordinated Debentures and the Capital Securities will include a premium ranging from 4.12 percent in 2007 to
0.41 percent in 2016.

NOTE 5 - Stock Split

   On February 18, 1997, the Company announced a three-for-two stock split that was effected in the form of a 50 percent stock dividend on April 2, 1997, to shareholders of record as of March 17, 1997. Stockholders' equity at March 31, 1997, as presented in the Consolidated Balance Sheets, reflects the issuance of 21,301,605 shares of the Company's common stock issued on April 2, 1997. Per share information for all periods presented in the Company's Consolidated Statements of Income has been restated to reflect the stock split in accordance with generally accepted accounting principles.

NOTE 6 - Recently Issued Accounting Standards

   In February, 1997, the Financial Accounting Standards Board issued Financial Accounting Statement No. 128, Earnings Per Share, ("FAS128"). FAS128 specifies the computation, presentation and disclosure requirements for earnings per share, replacing the current presentation of primary earnings per share with the presentation of basic earnings per share. FAS128 is effective for both interim and annual financial statements issued for periods ending after December 15, 1997, with earlier adoption prohibited. Upon adoption by the Company on January 1, 1998, all prior period earnings per share data will be required to be restated. The Company does not expect the impact of the adoption of FAS128 on prior period data to be material.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             Results of Operations

Overview

   Net income for the quarter ended March 31, 1997, decreased 6 percent to $36.0 million during the first quarter of 1997 while net income per common share decreased 7 percent to $0.56 from the first quarter of 1996. Excluding securities gains and losses in the first quarter of 1997 and 1996 and the gain of sale of a branch in the first quarter of 1996, net income increased from $32.5 million to $36.0 million, an increase of 11 percent, while net income per share increased from $0.51 in 1996 to $0.56 in 1997, a 10 percent increase. Net interest income increased 14 percent to $113.5 million from the first quarter of 1996 to the first quarter of 1997 while the provision for loan losses increased 49 percent to $5.3 million. Noninterest income decreased 9 percent to $40.1 million during the first quarter while noninterest expense increased 14 percent to $91.7 million. Excluding the aforementioned securities gains and losses and the gain on sale of branches, noninterest income increased 14 percent. All per share information has been restated to reflect the Company's three-for-two stock split effected in the form of a 50 percent stock dividend on April 2, 1997.
   In January, 1997, the Company completed the acquisition of Enterprise National Bank ("Enterprise") of Jacksonville, Florida, with the issuance of 1,620,782 shares of the Company's common stock, after giving effect to the Company's April 2, 1997 3-for-2 stock split. In March, 1997, the Company completed the acquisition of Horizon Bancorp, Inc. ("Horizon"), of Austin, Texas, and its bank subsidiary, Horizon Bank, with the issuance of 1,333,220 shares of the Company's common stock, after giving effect to the Company's April 2, 1997 3-for-2 stock split. These acquisitions were accounted for under the pooling-of-interests method of accounting and, accordingly, the financial statements have been restated for all periods to reflect the acquisitions. A complete list of acquisitions is included in Note 2 - Business Combinations in the Notes to the Consolidated Financial Statements and in "Acquisitions" and "Pending Acquisitions" under Item 1 - Business in the Company's 1996 Form 10-K.

Net Interest Income

   Net interest income for the quarter ended March 31, 1997, increased $13.8 million over the first quarter of 1996 to $113.5 million. On a tax-equivalent basis, net interest income increased $13.8 million, or 14 percent, as a result of a $20.6 million, or 10 percent, increase in interest income on a tax-equivalent basis and a $6.8 million, or 7 percent, increase in interest expense. The increase in interest income was primarily due to an increase in average earning assets of $1.1 billion, or 12 percent, which more than offset a 4 basis point decline in the average yield on earning assets from 8.25 percent to 8.21 percent. The largest portion of the increase in average earning assets occurred in the average balance of loans, which increased 14 percent, or $961 million, and in total investment securities which increased $260 million. These increases were funded primarily by increases in savings deposits.
   Interest expense for the quarter ended March 31, 1997, increased by $6.8 million, or 7 percent, from the first quarter of 1996, due principally to a 12 percent increase in total interest bearing liabilities partially coupled with an 18 basis point decrease in the rate paid on liabilities. The majority of the increase in interest bearing liabilities was due to a $815 million, or 12 percent, increase in deposits. Similarly, the decrease in the rate paid on interest bearing liabilities was primarily a function of a 24 basis point decrease in the rate paid on deposits. The average balance of long-term borrowings increased $187 million, or 30 percent, during the first quarter of 1997 from the comparable prior year period. This was due in part to the issuance by the Company of $100 million of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures ("Capital Securities"). See Note 4 - Issuance of Capital Securities in the Notes to the Consolidated Financial Statements.

Net Interest Margin

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the first quarter of 1997, the net interest margin, on a tax-equivalent basis, was 4.21 percent compared to 4.10 percent for the same period in 1996. This 11 basis point increase resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. While the rate paid on interest earning assets declined 4 basis points, including an 8 basis point decrease in the yield on loans, the yield on interest bearing liabilities decreased 18 basis points. The impact of the decline in the yield on interest bearing liabilities on net interest margin was further magnified by a 12 percent increase in the average balance of noninterest bearing demand deposits. During the first quarter of 1997, the Company's net interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by three basis points as compared to no impact for the same period in 1996.
   The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three months ended March 31, 1997, as compared to the comparable period of 1996 (in thousands):

                                         Three Months Ended March 31
                                   -------------------------------------------
                                    Change
                                     1997              Attributed to
                                      to      --------------------------------
                                     1996      Volume       Rate        Mix
                                   ---------  ---------   ---------  ---------
Interest income:
  Loans                            $ 18,227   $ 21,198    $ (2,601)   $  (370)
  Investment securities               8,199      8,673        (287)      (187)
  Investment securities available
   for sale                          (4,590)    (3,422)     (1,289)       121
  Trading account securities           (519)      (348)       (207)        36
  Fed funds and resale agreements      (719)      (731)         22        (10)
  Time deposits in other banks          (17)       (19)          6         (4)
                                   ---------   ---------  ---------   ---------
    Increase in interest income    $ 20,581    $ 25,351   $ (4,356)   $  (414)
                                   =========   =========  =========   =========
Interest expense:
  Deposits                          $ 4,194     $ 9,556   $ (4,787)   $  (575)
  Fed funds purchased and repos        (818)       (807)       (12)         1
  Other short-term borrowings           659         538         89         32
  FHLB and other borrowings*          2,763       3,131       (282)       (86)
                                   ---------   ---------  ---------  ---------
    Increase in interest expense    $ 6,798     $12,418   $ (4,992)   $  (628)
                                   =========   =========  =========  =========

      * Includes Capital Securities.


Noninterest Income and Noninterest Expense

   During the first quarter of 1997, noninterest income decreased $4.1 million, or 9 percent, to $40.1 million. This decrease was primarily due to the absence in the first quarter of 1997 of securities gains of $6.7 million and gains on the sale of branches of $2.2 million that were reflected in noninterest income during the first quarter of 1996. Excluding these items, noninterest income increased 14 percent, or $4.8 million. Service charges on deposit accounts increased $2.5 million, or 17 percent, while retail investment sales income increased $942,000, or 30 percent. The increase in service charges on deposit accounts results from the increase in deposits due in part to acquisitions completed by the Company during the second and third quarters of 1996. Retail investment sales income increased due to the Company's continued emphasis on increasing revenue in this area. Investment securities losses for the first quarter were less than $100,000 while trading account profits and commissions increased only 2 percent to $4.2 million. For the first three months of 1997, trading account profits related specifically to derivative securities were approximately $227,000, consisting of $94,000 of profits related to collateralized mortgage obligations ("CMOs") held in the trading account and $133,000 of profits on non-CMO derivative securities, specifically options, futures, and interest rate swaps, caps, and floors. Other noninterest income increased 20 percent during the first quarter of 1997 due to increased service charges and fees on credit cards and increased gains on loan settlements.
   The components of trading account assets at March 31, 1997, and December 31, 1996, are presented in the following table.

                                           March 31, 1997   December 31, 1996
                                           --------------   -----------------
                                                     (in Thousands)
U.S. Treasury and Government agency            $  33,992         $   44,797
State and political subdivisions                   7,825              9,738
Mortgage-backed pass through securities           43,584             24,371
Other securities                                     969                727
Derivative securities:
    Collateralized mortgage obligations            7,221             10,972
    Interest rate floors and caps                    435                787
    Other options                                     76                 60
                                              -----------        -----------
                                               $  94,102         $   91,452
                                              ===========        ===========


   Noninterest expense increased $11.2 million, or 14 percent, during the first quarter of 1997 over the same period in 1996. Salaries increased $5.8 million, or 16 percent, for the first quarter while employee benefits increased $2.2 million, or 31 percent. The increase in salaries over 1996 levels was the result of business combinations completed during the second and third quarters of 1996 and normal business growth as well as regular merit increases and increased executive incentive expense. The increase in employee benefits was due to increased payroll tax expense and other employee benefits associated with acquisitions as well as increased ESOP and pension plan expense. Net occupancy expense increased 14 percent in the first quarter of 1997 due to increased rental expense and other expenses associated with branches acquired in business combinations completed during the second and third quarters of 1996 and normal business growth. During the first three months of 1997, other noninterest expense increased $2.4 million, or 10 percent, primarily due to increased amortization expense resulting from increased intangibles related to acquisitions.

Income Taxes

   Income tax expense decreased by $1.1 million, or 5 percent, during the first quarter of 1997 compared to the same period in 1996 due to the 5 percent decrease in pre-tax income. The effective tax rate for the first three months of 1997 was 36.5 percent, relatively unchanged from the 36.4 percent effective tax rate for the same period in 1996.

Provision and Allowance for Loan Losses

   The provision for loan losses for the three months ended March 31, 1997, increased 49 percent from the same period in 1996 due to a 47 percent increase in net loan charge-offs during the period. Net loan charge-offs expressed as an annualized percentage of average loans for the first quarter of 1997 was
0.27 percent compared with 0.21 percent for the first three months of 1996. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at March 31, 1997, was $121 million, unchanged from December 31, 1996. The ratio of the allowance for loan losses to loans outstanding was 1.52 percent at March 31, 1997, down from 1.57 percent at December 31, 1996.

Nonperforming Assets and Past Due Loans

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $28.7 million at March 31, 1997, down from $29.4 million at December 31, 1996, a decline of 2 percent, as nonaccrual loans decreased $1.1 million. At March 31, 1997, the allowance for loan losses as a percentage of nonperforming loans was 590 percent as compared to 550 percent at December 31, 1996. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due increased from 394 percent at December 31, 1996, to 443 percent at March 31, 1997.
   Nonperforming assets as a percentage of total loans and other real estate owned decreased to 0.36 percent at March 31, 1997, from 0.38 percent at December 31, 1996. The amount recorded in other repossessed assets at March 31, 1997, was $1.2 million, up from $846,000 at December 31, 1996. Loans past due ninety days or more but still accruing interest decreased 22 percent from $8.7 million at December 31, 1996, to $6.8 million at March 31, 1997, representing 0.09 percent of total loans and other real estate owned.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

                              Financial Condition

Overview

   Total assets at March 31, 1997, were $12.1 billion, down slightly from December 31, 1996, as an increase in earning assets was more than offset by a decrease in cash and due from banks. Retained earnings remained the primary source of growth for the Company's capital base.

Assets and Funding

   At March 31, 1997, earning assets totaled $11.2 billion, up from $11.0 billion at December 31, 1996, an increase of 2 percent. The mix of earning assets shifted moderately toward loans in the first three months of 1997 with loans comprising 71 percent of total earning assets at March 31, 1997, up from 70 percent at December 31, 1996, while the percentage of earning assets represented by total investment securities decreased to 28 percent from 29 percent.
   A $266 million decrease in total deposits during the first quarter of 1997 more than offset a $98 million increase in FHLB and other borrowings and the issuance of $100 million of Capital Securities in January, 1997. At March 31, 1997, deposits accounted for 76 percent of the Company's funding, down from 78 percent at year end.

Liquidity and Capital Resources

   Net cash provided by operating activities totaled $52 million for the three months ended March 31, 1997. For the first three months of 1997, net cash used by investing activities of $210 million consisted of proceeds from maturities of investment securities of $82 million, proceeds from maturities of securities available for sale of $115 million, proceeds from sales of securities available for sale of $44 million and $22 million received in the purchase of a branch. Cash outflows consisted of $188 million in purchases of investment securities available for sale, a $232 million increase in loans outstanding, and a decrease in federal funds sold and securities purchased under agreements to resell of $35 million. Net cash used by financing activities of $78 million consisted of the issuance of Capital Securities and a $98 million net increase in FHLB and other borrowings reduced by decreases in deposits and other short-term borrowings and the payment of $15 million in common stock dividends.
   Total shareholders' equity at March 31, 1997, was 7.00 percent of total assets compared to 6.81 percent at December 31, 1996, due to earnings retained after payment of dividends on common stock partially offset by a $9 million increase in the net unrealized loss on available-for-sale securities. During the first quarter of 1997 and 1996, the Company issued restricted stock to certain executive officers that vests ratably over the next five years. Due to the fact that the restricted stock is considered issued and outstanding and is reflected in common stock and surplus, shareholders' equity has been reduced by the unvested portion of the stock granted, as required by generally accepted accounting principles.
   The leverage ratio, defined as period-end common equity adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 7.26 percent at March 31, 1997 and 6.15 percent at December 31, 1996. Similarly, the Company's tangible leverage ratio, defined as period-end common equity adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, increased from 6.01 percent at December 31, 1996 to 7.12 percent at March 31, 1997.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of March 31, 1997, exceeded the target ratios of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at March 31, 1997, were 9.96 percent and 12.66 percent, respectively, compared to 8.62 percent and
11.36 percent at December 31, 1996, with the increase due to the issuance of Capital Securities in the first quarter of 1997. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 Allowance for Loan Losses/Nonperforming Assets
                               (In Thousands)
                                 (Unaudited)

                                                    Three Months Ended
                                                          March 31
                                                  -------------------------
                                                     1997           1996
                                                  ----------     ----------
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                    $ 120,655      $ 113,061
Add: Provision charged to earnings                    5,324          3,584
     Balance due to acquisition/(divestitures)          -             (107)
Deduct: Loans charged off                             6,767          4,661
        Loan recoveries                              (1,561)        (1,122)
                                                  ----------     ----------
  Net charge-offs                                     5,206          3,539
                                                  ----------     ----------
Balance at end of period                          $ 120,773      $ 112,999
                                                  ==========     ==========

Net charge-offs as a percentage of
  average loans (annualized)                          0.27%          0.21%
Recoveries as a percentage of charge-offs            23.07%         24.07%


                                                  March 31      December 31
                                                    1997           1996
                                                 -----------    -----------
NONPERFORMING ASSETS
Nonaccrual loans                                 $   18,270      $  19,404
Renegotiated loans                                    2,204          2,517
                                                 -----------    -----------
  Total nonperforming loans                          20,474         21,921
Other real estate                                     8,202          7,487
                                                 -----------    -----------
  Total nonperforming assets                     $   28,676      $  29,408
                                                 ===========    ===========

Accruing loans ninety days past due              $    6,776      $   8,670

Other repossessed assets                         $    1,199      $     846

Allowance for loan losses                        $  120,773      $ 120,655

Allowance as a percentage of loans                     1.52%          1.57%
Total nonperforming loans as a percentage
  of loans and ORE                                     0.26%          0.28%
Total nonperforming assets as a percentage
  of loans and ORE                                     0.36%          0.38%
Accruing loans ninety days past due as a
  percentage of loans and ORE                          0.09%          0.11%
Allowance for loan losses as a percentage of
  nonperforming loans                                589.88%        550.41%
Allowance for loan losses as a percentage of
  nonperforming assets                               421.16%        410.28%


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                               Page
------------------------------------------------------------------------- ----

Item 4  Submission of Matters to a Vote of Security Holders

   The election of three directors and the approval of independent auditors were submitted to a vote of shareholders at the Company's Annual Meeting held April 21, 1997. William Eugene Davenport, Marshall Durbin, Jr., and Robert J. Wright were elected upon receipt of the following votes for/withheld, respectively, 30,197,566/452,338, 30,004,646/645,258, and 30,200,180/449,751.
D. Paul Jones, Jr., Charles W. Daniel, George W. Hansberry, M.D., Tranum Fitzpatrick, Jack C. Demetree, and John S. Stein were not subject to reelection and their terms continued after the meeting. KPMG Peat Marwick LLP was approved as independent auditors by a vote for/against/withheld of 30,157,313/329,643/154,209.

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                               Page
------------------------------------------------------------------------- ----

Item 6  Exhibits and Reports on Form 8-K (continued)

(10)(i) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to
        Exhibit 10(i) to the Company's Registration Statement on Form S-4, Registration No. 333-15373, filed November 1, 1996, with the Securities and Exchange Commission)

(11)    Computation of Per Share Earnings                                  18

(12)    Ratio of Earnings to Fixed Charges                                 19

(27)    Financial Data Schedule

(b)  Reports on Form 8-K

     None

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 13, 1997                                             /s/ GARRETT R. HEGEL
------------                                      ---------------------------
    Date                                          By Garrett R. Hegel, as its
                                                      Chief Financial Officer