Form 10-Q
period 1997-06-30
COMPASS BANCSHARES INC
filed 1997-08-14
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 1997                  Commission File No. 0-6032

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

                               Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                  Class                 Outstanding at July 31, 1997
       --------------------------       ----------------------------
       Common Stock, $2 Par Value                64,325,082

                   The number of pages of this report is 20.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                             Page
------------------------------------------------------------------------   ----

Item 1  Financial Statements

        Consolidated Balance Sheets as of June 30, 1997 and December 31,
          1996                                                               3

        Consolidated Statements of Income for the Three and Six Months
          Ended June 30, 1997 and 1996                                       4

        Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 1997 and 1996                                             5

        Notes to Consolidated Financial Statements                           7

Item 2  Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                            9

PART II.  OTHER INFORMATION
------------------------------------------------------------------------

Item 4  Submission of Matters to a Vote of Security Holders                 16

Item 6  Exhibits and Reports on Form 8-K                                    16


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                 June 30       December 31
                                                  1997             1996
                                              ------------     ------------
ASSETS
Cash and due from banks                       $   480,620      $   725,810
Federal funds sold and securities purchased
  under agreements to resell                      130,380           62,874
Interest bearing deposits with other banks            495              491
Investment securities (market value of
  $1,118,903 and  $1,121,347 for 1997 and
  1996, respectively)                           1,110,495        1,114,187
Investment securities available for sale        1,943,347        2,081,638
Trading account securities                        111,545           91,452

Loans, net of unearned income                   8,249,794        7,740,188
  Allowance for loan losses                      (121,008)        (120,868)
                                              ------------     ------------
     Net loans                                  8,128,786        7,619,320

Premises and equipment, net                       284,172          259,561
Other assets                                      259,451          258,309
                                              ------------     ------------
     Total assets                             $12,449,291      $12,213,642
                                              ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                       $ 1,800,638      $ 1,854,601
    Interest bearing                            7,610,528        7,735,279
                                              ------------     ------------
     Total deposits                             9,411,166        9,589,880

  Federal funds purchased and securities
   sold under agreements to repurchase            701,487          807,967
  Other short-term borrowings                     372,788          201,901
  Accrued expenses and other liabilities           68,507           81,444
  FHLB and other borrowings                       909,185          701,470
  Guaranteed preferred beneficial interests
   in Company's junior subordinated
   deferrable interest debentures                 100,000             -
                                              ------------     ------------
     Total liabilities                         11,563,133       11,382,662

Shareholders' equity:
  Common stock of $2 par value:
    Authorized--100,000,000 shares;
    Issued--64,270,131 shares in 1997 and
      42,695,024 shares in 1996                   128,540           85,390
  Surplus                                          83,397           71,458
  Loans to finance stock purchases                 (5,137)          (6,026)
  Unearned restricted stock                        (3,356)          (1,080)
  Net unrealized holding loss on
   available-for-sale securities                   (1,793)          (2,965)
  Retained earnings                               684,507          684,203
                                              ------------     ------------
     Total shareholders' equity                   886,158          830,980
                                              ------------     ------------
     Total liabilities and shareholders'
      equity                                  $12,449,291      $12,213,642
                                              ============     ============


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                      (In Thousands Except Per Share Data)
                                 (Unaudited)

                                Three Months Ended        Six Months Ended
                                      June 30                 June 30
                              ----------------------   -----------------------
                                 1997        1996         1997         1996
                              ----------  ----------   ----------   ----------
INTEREST INCOME:
  Interest and fees on loans    $178,409    $155,099     $346,309     $304,686
  Interest and dividends on
   investment securities          20,315      13,114       41,134       25,735
  Interest on investment
   securities available
   for sale                       32,394      36,185       64,547       72,968
  Interest on trading account
   securities                      1,706       1,597        3,194        3,610
  Interest on federal funds
   sold and securities
   purchased under agreements
   to resell                       1,096       1,864        2,109        3,536
  Interest on interest bearing
   deposits with other banks          11          21           23           56
                               ----------  ----------   ----------   ----------
   Total interest income         233,931     207,880      457,316      410,591

INTEREST EXPENSE:
  Interest on deposits            85,207      83,217      169,319      163,129
  Interest on federal funds
   purchased and securities
   sold under agreements to
   repurchase                     12,458       8,310       22,273       18,943
  Interest on other short
   -term borrowings                2,965       2,613        5,137        4,126
  Interest on FHLB and other
   borrowings                     12,741      10,277       24,195       20,591
  Interest on guaranteed
   preferred beneficial
   interests in Company's
   junior subordinated
   deferrable interest
   debentures                      2,058        -           3,681         -
                               ----------  ----------   ----------   ----------
   Total interest expense        115,429     104,417      224,605      206,789
                               ----------  ----------   ----------   ----------
      Net interest income        118,502     103,463      232,711      203,802
Provision for loan losses          4,449       5,245        9,803        8,852
                               ----------  ----------   ----------   ----------
      Net interest income
       after provision for
       loan losses               114,053      98,218      222,908      194,950

NONINTEREST INCOME:
  Service charges on deposit
   accounts                       17,429      15,522       34,685       30,267
  Trust fees                       3,654       3,871        7,498        8,271
  Trading account profits and
   commissions                     3,167       2,878        7,394        7,005
  Investment securities
   gains (losses), net               (84)        (28)        (163)       6,674
  Retail investment sales          4,251       3,429        8,296        6,532
  Gain on sale of branches          -            139         -           2,300
  Other                           14,166       9,862       25,227       19,108
                               ----------  ----------   ----------   ----------
   Total noninterest income       42,583      35,673       82,937       80,157

NONINTEREST EXPENSE:
  Salaries and benefits           51,000      45,652      102,517       89,171
  Net occupancy expense            7,290       6,547       14,627       13,006
  Equipment expense                7,293       5,730       13,597       11,643
  FDIC insurance premium             525       1,012          794        1,734
  Other                           31,751      24,926       58,691       49,475
                               ----------  ----------   ----------   ----------
   Total noninterest expense      97,859      83,867      190,226      165,029
                               ----------  ----------   ----------   ----------
   Net income before income
    tax expense                   58,777      50,024      115,619      110,078
Income tax expense                21,180      17,677       41,946       39,521
                               ----------  ----------   ----------   ----------
      NET INCOME                $ 37,597    $ 32,347     $ 73,673     $ 70,557
                               ==========  ==========   ==========   ==========

NET INCOME PER COMMON SHARE        $0.58       $0.51        $1.13        $1.11
Weighted average shares
 outstanding                      65,039      63,112       64,926       63,704
Dividends per common share       $0.2367     $0.2133      $0.4733      $0.4267


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                       Six Months Ended
                                                           June 30
                                                -----------------------------
                                                    1997             1996
                                                ------------     ------------
Operating Activities:
 Net income                                      $   73,673       $   70,557
Adjustments to reconcile net income to
 cash provided by operations:
  Depreciation and amortization                      20,460           17,974
  Accretion of discount and loan fees                (6,756)          (7,838)
  Provision for loan losses                           9,803            8,852
  Net change in trading account securities          (20,093)           2,030
  Net change in mortgage loans available
   for sale                                           5,566           (1,900)
  (Gain) loss on sale of investment securities          163           (6,674)
  Gain on sale of premises and equipment                (41)            (105)
  Gain on sale of other real estate owned              (123)             (52)
  Provision for losses on other real estate
   owned                                                144              102
  Gain on sale of branches                             -              (2,300)
  (Increase) decrease in interest receivable         (7,834)           2,797
  Decrease in other assets                            3,443            5,147
  Decrease in interest payable                       (1,607)          (4,339)
  Increase (decrease) in taxes payable                3,386           (9,436)
  Decrease in other payables                        (15,513)          (2,802)
                                                ------------     ------------
   Net cash provided by operating activities         64,671           72,013

Investing Activities:
 Proceeds from maturities/calls of investment
  securities                                        172,705          110,548
 Purchases of investment securities                 (49,582)         (11,770)
 Proceeds from sales of securities
  available for sale                                125,051          441,760
 Proceeds from maturities/calls of
  securities available for sale                     293,705          312,913
 Purchases of securities available for sale        (398,078)        (878,764)
 Net (increase) decrease in federal funds
  sold and securities purchased
  under agreements to resell                        (67,506)         245,165
 Net increase in loan portfolio                    (522,535)        (161,812)
 Purchase (divestiture) of branches                  22,216          (46,524)
 Acquisitions, net of cash acquired                    -             (73,585)
 Purchases of premises and equipment                (36,038)         (12,605)
 Net (increase) decrease in interest
  bearing deposits with other banks                      (4)           1,325
 Proceeds from sales of other
  real estate owned                                   3,698            1,668
                                                ------------     ------------
   Net cash used by investing activities           (456,368)         (71,681)


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                       Six Months Ended
                                                           June 30
                                                -----------------------------
                                                    1997             1996
                                                ------------     ------------
Financing Activities:
 Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts             $  (102,894)       $ 266,771
 Net increase (decrease) in time deposits          (101,285)         183,607
 Net decrease in federal funds
  purchased                                        (125,264)        (476,883)
 Net increase (decrease) in securities sold
  under agreements to repurchase                     18,784          (64,449)
 Net increase in short-term
  borrowings                                        170,887           57,716
 Issuance of FHLB advances and
  other borrowings                                  312,500           25,000
 Repayment of long-term debt                       (104,831)          (1,297)
 Issuance of guaranteed preferred beneficial
  interests in Company's junior subordinated
  deferrable interest debentures                    100,000             -
 Purchase of treasury shares                           (386)         (45,590)
 Common dividends paid                              (30,336)         (24,628)
 Exercise of stock options of acquired
  entities prior to acquisition                       6,473             -
 Repayment of loans to finance stock
  purchases                                           1,966            1,230
 Proceeds from exercise of stock options                893            2,888
                                                ------------     ------------
   Net cash provided (used) by
    financing activities                            146,507          (75,635)
                                                ------------     ------------
Net decrease in cash and due from banks            (245,190)         (75,303)
Cash and due from banks at beginning of period      725,810          628,888
                                                ------------     ------------
Cash and due from banks at end of period         $  480,620        $ 553,585
                                                ============     ============

Schedule of noncash investing and
 financing activities:
 Transfers of loans to other real estate owned   $    4,097        $     994
 Loans to facilitate the sale of
  other real estate owned                               494              760
 Loans to finance stock purchases                     1,077            1,438
 Tax benefit realized upon exercise
  of stock options                                    1,778               56
 Issuance of restricted stock                         2,706            1,296
 Change in unrealized gain/loss on available
  for sale securities                                 1,446          (34,562)
 Transfer of securities available for
  sale to held-to-maturity securities               118,947          115,987
 Issuance of treasury stock upon exercise
  of stock options                                      386              134

  Acquisition (divestiture) of branches:
    Liabilities assumed (sold)                   $   25,661        $ (79,378)
    Assets acquired (sold)                            3,445          (30,554)
                                                ------------     ------------
       Net liabilities assumed (sold)            $   22,216        $ (48,824)
                                                ============     ============

  Acquisitions:
    Assets acquired                                                $ 483,460
    Liabilities assumed                                              409,875
                                                                 ------------
       Cash paid                                                   $  73,585
                                                                 ============


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements


NOTE 1 - General

   The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - Summary of Significant Accounting Policies

Derivative Financial Instruments

   As a part of its overall interest rate risk management, the Company uses interest rate futures, swaps, caps and floors. Interest rate futures contracts are accounted for as hedges provided the criteria in Financial Accounting Statement No. 80 ("FAS80"), Accounting for Futures Contracts, are met. For interest rate swaps, caps and floors that are designated as synthetic alterations of existing assets or liabilities, unrealized gains or losses on such interest rate contracts are deferred. Interest rate futures contracts that do not meet the hedge criteria of FAS80 and interest rate swaps, caps and floors that are not designated as synthetic alterations, are accounted for as trading contracts and marked to market through earnings. Refer to the Securities accounting policy under the Summary of Significant Accounting Policies in the Company's December 31, 1996 annual report on Form 10-K for additional accounting policies related to derivative financial instruments.

NOTE 3 - Business Combinations

   On January 15, 1997, the Company completed the acquisition of Enterprise National Bank ("Enterprise") of Jacksonville, Florida, with the issuance of 1,620,782 shares of the Company's common stock. At the date of closing, Enterprise had assets of $171 million and equity of $18 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   On March 12, 1997, the Company completed the acquisition of Horizon Bancorp, Inc. ("Horizon"), of Austin, Texas, and its bank subsidiary, Horizon Bank & Trust, ssb, with the issuance of 1,333,220 shares of the Company's common stock. At the date of closing, Horizon had assets of $154 million and equity of $11 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   On April 17, 1997, the Company acquired Greater Brazos Valley Bancorp, Inc. ("Greater Brazos"), and its subsidiary, Commerce National Bank, of College Station, Texas, with the issuance of 323,918 shares of the Company's common stock. At the date of closing, Greater Brazos had assets of $58 million and equity of $3 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.
   On July 15, 1997, the Company acquired Central Texas Bancorp, Inc. ("Central Texas"), of Waco, Texas, and its subsidiary, Texas National Bank of Waco, with the issuance of 1,537,444 shares of the Company's common stock. At the date of acquisition, Central Texas had assets of $207 million and equity of $19 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information will be restated in the third quarter of 1997.
   The Company signed a definitive agreement on August 6, 1997, to acquire G.S.B. Investments, Inc. ("GSB"), and its subsidiary, Gainesville State Bank, of Gainesville, Florida. At June 30, 1997, GSB had assets of $209 million and equity of $21 million. It is anticipated that the transaction will close in the first quarter of 1998 and will be accounted for under the pooling-of-interests method of accounting.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements - Continued

NOTE 4 - Impaired Loans

   At June 30, 1997, the recorded investment in loans that are considered impaired under generally accepted accounting principles was $26.1 million, of which $9.5 million were on nonaccrual status. Included in this amount is $25.9 million of impaired loans for which the related allowance for loan losses was $6.1 million and $165,000 of loans that have no related allowance for loan losses. At December 31, 1996, impaired loans totaled $25.7 million.

NOTE 5 - Recently Issued Accounting Standards

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             Results of Operations

Overview

   Net income for the quarter ended June 30, 1997, increased 16 percent to $37.6 million during the second quarter of 1997 while net income per common share increased 14 percent to $0.58 from the second quarter of 1996. Excluding securities gains and losses in the second quarter of 1997 and 1996 and the gain on sale of the Company's corporate trust division and litigation reserves in the second quarter of 1997, net income increased $4.8 million to $37.0 million, an increase of 15 percent, while net income per share increased from $0.51 in 1996 to $0.57 in 1997, a 12 percent increase. Net interest income increased 15 percent to $118.5 million from the second quarter of 1996 to the second quarter of 1997 while the provision for loan losses decreased 15 percent to $4.4 million. Noninterest income increased 19 percent to $42.6 million during the second quarter while noninterest expense increased 17 percent to $97.9 million.
   For the six months ended June 30, 1997, net income increased to $73.7 million, a 4 percent increase, while net income per share increased to $1.13, a 2 percent increase, over the prior year period. Excluding securities gains and losses in the first six months of 1997 and 1996, the gain on the sale of the Company's corporate trust division and litigation reserves in the first six months of 1997, and the gain on the sale of nonstrategic bank offices in the first six months of 1996, net income increased 13 percent to $73.2 million and net income per share increased 11 percent to $1.13. For the six month period, net interest income increased $28.9 million, or 14 percent, while noninterest income and noninterest expense increased 3 percent and 15 percent, respectively. All per share information has been restated to reflect the Company's three-for-two stock split effected in the form of a 50 percent stock dividend on April 2, 1997.
   In January, 1997, the Company completed the acquisition of Enterprise National Bank ("Enterprise") of Jacksonville, Florida, with the issuance of 1,620,782 shares of the Company's common stock. In March, 1997, the Company completed the acquisition of Horizon Bancorp, Inc. ("Horizon"), of Austin, Texas, and its bank subsidiary, Horizon Bank, with the issuance of 1,333,220 shares of the Company's common stock. In April, 1997, the Company completed the acquisitions of Greater Brazos Valley Bancorp, Inc. ("Greater Brazos"), and its subsidiary, Commerce National Bank, of College Station, Texas, with the issuance of 323,918 shares of the Company's common stock. These acquisitions were accounted for under the pooling-of-interests method of accounting and, accordingly, the financial statements have been restated for all periods to reflect the acquisitions. Acquisitions completed in 1997 and pending acquisitions are detailed in Note 3 - Business Combinations in the Notes to the Consolidated Financial Statements and acquisitions completed prior to 1997 are included in "Acquisitions" and in "Pending Acquisitions" under Item 1 - Business in the Company's 1996 Form 10-K.

Net Interest Income

   Net interest income for the quarter ended June 30, 1997, increased $15.0 million over the second quarter of 1996 to $118.5 million. On a tax-equivalent basis, net interest income increased $15.0 million, or 14 percent, as a result of a $26.0 million, or 12 percent, increase in interest income on a tax-equivalent basis and an $11.0 million, or 11 percent, increase in interest expense. The increase in interest income was primarily due to an increase in average earning assets of $1.1 billion, or 11 percent, combined with a 10 basis point increase in the average yield on earning assets from 8.15 percent to 8.25 percent. The largest portion of the increase in average earning assets occurred in the average balance of loans, which increased 15 percent, or $1.0 billion, and in total investment securities which increased $110 million. These increases were funded primarily by increases in savings deposits and FHLB and other borrowings.
   For the six months ended June 30, 1997, net interest income increased 14 percent to $232.7 million over the first six months of 1996. On a tax-equivalent basis, net interest income increased $28.9 million, or 14 percent, due to a $46.7 million, or 11 percent, increase in interest income on a tax-equivalent basis and a $17.8 million, or 9 percent, increase in interest expense. A $1.1 billion, or 11 percent, increase in average earning assets, due primarily to a 15 percent increase in loans, and a 3 basis point increase in the average yield on earning assets to 8.23 percent from 8.20 percent were responsible for the increase in interest income.
   Interest expense for the quarter ended June 30, 1997, increased by $11.0 million, or 11 percent, from the second quarter of 1996, due principally to an 11 percent increase in total interest bearing liabilities partially offset by a 1 basis point decrease in the rate paid on liabilities. The increase in interest bearing liabilities was due to a $320 million, or 4 percent, increase in deposits. Similarly, the decrease in the rate paid on interest bearing liabilities was primarily a function of a 10 basis point decrease in the rate paid on deposits. The average balance of long-term borrowings increased $329 million during the second quarter of 1997 from the comparable prior year period. This was due in part to the issuance by the Company of $100 million of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures ("Capital Securities").
   For the six months ended June 30, 1997, interest expense increased 9 percent, or $17.8 million, due to an 11 percent increase in average interest bearing liabilities and a 10 basis point decrease in the rate paid on liabilities. The increase in interest bearing liabilities was primarily due to a $568 million increase in average interest bearing deposits and a $258 million increase in average long-term borrowings during the first six months of 1997 over the prior year period. The decrease in the rate paid on interest bearing liabilities resulted from a 17 basis point decrease in the rate paid on interest bearing deposits and a 29 basis point decrease in the rate paid on long-term borrowings.

Net Interest Margin

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the second quarter of 1997, the net interest margin, on a tax-equivalent basis, was 4.20 percent compared to 4.08 percent for the same period in 1996, while increasing from 4.09 percent to 4.21 percent in the first six months of 1997. These 12 basis point increases resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. While the yield on interest earning assets for the second quarter increased 10 basis points, including a 16 basis point increase in the yield on investment securities available for sale, the yield on interest bearing liabilities decreased 1 basis point. The impact of the decline in the yield on interest bearing liabilities on net interest margin was further magnified by an 8 percent increase in the average balance of noninterest bearing demand deposits during the second quarter of 1997. For the six months ended June 30, 1997, the increase in net interest margin was due to a 3 basis point increase in the yield on interest earning assets and a 10 basis point decrease in the rate paid on interest bearing liabilities.
   During the second quarter of 1997, the Company's net interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by two basis points as compared to a two basis point impact for the same period in 1996. The Company's use of interest rate contracts positively impacted the taxable equivalent net interest margin for the six months ended June 30, 1997, increasing the net interest margin by two basis points as compared to no impact in the first two quarters of 1996.
   The following tables detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three month and six month periods ended June 30, 1997, as compared to the comparable periods of 1996 (in thousands):

                                               Three Months Ended
                                                     June 30
                                   --------------------------------------------
                                    Change
                                     1997                Attributed to
                                      to      ---------------------------------
                                     1996       Volume      Rate        Mix
                                   ---------  ---------   ---------  ---------
Interest income:
  Loans                             $23,286    $22,966    $   279     $    41
  Investment securities               7,153      7,558       (262)       (143)
  Investment securities available
   for sale                          (3,785)    (4,689)      1,039       (135)
  Trading account securities            121        340        (180)       (39)
  Fed funds and resale agreements      (768)      (787)         32        (13)
  Time deposits in other banks          (10)       (12)          6         (4)
                                   ---------  ---------   ---------  ---------
    Increase in interest income     $25,997    $25,376     $   914    $  (293)
                                   =========  =========   =========  =========
Interest expense:
  Deposits                          $ 1,990    $ 3,666     $(1,605)   $   (71)
  Fed funds purchased and repos       4,148      3,126         742        280
  Other short-term borrowings           352        230         112         10
  FHLB and other borrowings*          4,522      5,508        (642)      (344)
                                   ---------  ---------   ---------  ---------
    Increase in interest expense    $11,012    $12,530     $(1,393)   $  (125)
                                   =========  =========   =========  =========


                                                Six Months Ended
                                                     June 30
                                   --------------------------------------------
                                    Change
                                     1997                Attributed to
                                      to      ---------------------------------
                                     1996       Volume      Rate        Mix
                                   ---------  ---------   ---------  ---------
Interest income:
  Loans                             $41,585    $44,281     $(2,354)   $  (342)
  Investment securities              15,352     16,228        (549)      (327)
  Investment securities available
   for sale                          (8,413)    (8,199)       (241)        27
  Trading account securities           (396)       (22)       (377)         3
  Fed funds and resale agreements    (1,427)    (1,452)         42        (17)
  Time deposits in other banks          (33)       (38)         16        (11)
                                   ---------  ---------   ---------  ---------
    Increase in interest income     $46,668    $50,798     $(3,463)   $  (667)
                                   =========  =========   =========  =========
Interest expense:
  Deposits                          $ 6,190    $13,175     $(6,463)   $  (522)
  Fed funds purchased and repos       3,330      2,393         832        105
  Other short-term borrowings         1,011        790         186         35
  FHLB and other borrowings*          7,285      8,653        (963)      (405)
                                   ---------  ---------   ---------  ---------
    Increase in interest expense    $17,816    $25,011     $(6,408)   $  (787)
                                   =========  =========   =========  =========


* Includes Capital Securities.

Noninterest Income and Noninterest Expense

   During the second quarter of 1997, noninterest income increased $6.9 million, or 19 percent, to $42.6 million. This increase was due to a $4.3 million increase in other income, primarily a gain on sale of the Company's corporate trust division of $2.6 million, a 24 percent increase in retail investment sales income, and a $1.9 million, or 12 percent, increase in service charges on deposit accounts. Similarly, noninterest income for the first six months of 1997 increased 3 percent due to a 15 percent increase in service charges on deposit accounts, a 27 percent increase in retail investment sales income, and a 32 percent increase in other income. The increases in service charges on deposit accounts were due to the increase in deposits while the increases in retail investment sales income were due to the Company's continued emphasis on increasing revenue in this area. The increase in noninterest income for the first two quarters of 1997 was negatively impacted by the absence of securities gains of $6.5 million realized in the first quarter of 1996 and gains on the sale of branches of $2.3 million during the first six months of 1996. Excluding the aforementioned nonrecurring items, noninterest income increased 13 percent in the second quarter of 1997 and the first six months of the year. Investment securities losses for the second quarter were less than $100,000 while trading account profits and commissions increased 10 percent to $3.2 million. For the first six months of 1997, trading account profits increased 6 percent to $7.4 million. Trading account profits for the first two quarters of 1997 related specifically to derivative securities were approximately $700,000, consisting of $393,000 of profits related to collateralized mortgage obligations ("CMOs") held in the trading account and $307,000 of profits on non-CMO derivative securities, specifically options, futures, and interest rate swaps, caps, and floors.
   The components of trading account assets at June 30, 1997, and December 31, 1996, are presented in the following table.

                                            June 30, 1997  December 31, 1996
                                            -------------  -----------------
                                                     (in Thousands)
U.S. Treasury and Government agency            $  51,360      $   44,797
State and political subdivisions                   6,091           9,738
Mortgage-backed pass through securities           42,243          24,371
Other securities                                     828             727
Derivative securities:
  Collateralized mortgage obligations             10,611          10,972
  Interest rate floors and caps                      281             787
  Other options                                      131              60
                                             -----------     -----------
                                               $ 111,545      $   91,452
                                             ===========     ===========

   Noninterest expense increased $14.0 million, or 17 percent, during the second quarter of 1997 and $25.2 million, or 15 percent, during the first six months of 1997 over the same periods in 1996. Salaries increased $4.4 million, or 11 percent, for the second quarter while employee benefits increased $1.0 million, or 13 percent. For the first two quarters of 1997, salaries increased $10.2 million, or 14 percent, and employee benefits increased $3.1 million, or 21 percent. The increase in salaries over 1996 levels was the result of purchase business combinations completed during the second and third quarters of 1996 and normal business growth as well as regular merit increases and increased incentive expense. The increase in employee benefits was due to increased payroll tax expense and other employee benefits associated with acquisitions as well as increased ESOP and employee relocation expense. Net occupancy expense increased 11 percent in the second quarter of 1997 and 12 percent during the first six months of the year due to increased rental expense and other expenses associated with branches acquired in business combinations completed during the second and third quarters of 1996 and normal business growth. Other noninterest expense increased $9.2 million, or 19 percent, during the first six months of 1997 and $6.8 million, or 27 percent, during the second quarter of the year primarily due to increased amortization expense resulting from increased intangibles related to acquisitions and litigation reserves of $1.7 million.

Income Taxes

   Income tax expense increased by $2.4 million, or 6 percent, during the first six months of 1997 compared to the same period in 1996 due to the 5 percent increase in pre-tax income. The effective tax rate for the first six months of 1997 was 36.3 percent, relatively unchanged from the 35.9 percent effective tax rate for the same period in 1996.

Provision and Allowance for Loan Losses

   The provision for loan losses for the six months ended June 30, 1997, increased 11 percent from the same period in 1996 due to an 11 percent increase in net loan charge-offs during the period. Net loan charge-offs expressed as an annualized percentage of average loans for the first six months of 1997 was
0.25 percent, unchanged from the first six months of 1996. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at June 30, 1997, was $121 million, unchanged from December 31, 1996. The ratio of the allowance for loan losses to loans outstanding was 1.47 percent at June 30, 1997, down from 1.56 percent at December 31, 1996.

Nonperforming Assets and Past Due Loans

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $31.4 million at June 30, 1997, increasing 4 percent from $30.2 million at December 31, 1996, as nonaccrual loans increased $1.7 million. At June 30, 1997, the allowance for loan losses as a percentage of nonperforming loans was 512 percent as compared to 541 percent at December 31, 1996. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due increased from 389 percent at December 31, 1996, to 420 percent at June 30, 1997.
   Nonperforming assets as a percentage of total loans and other real estate owned decreased to 0.38 percent at June 30, 1997, from 0.39 percent at December 31, 1996. The amount recorded in other repossessed assets at June 30, 1997, was $825,000, down from $850,000 at December 31, 1996. Loans past due ninety days or more but still accruing interest decreased 40 percent from $8.7 million at December 31, 1996, to $5.2 million at June 30, 1997, representing 0.06 percent of total loans and other real estate owned.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

                              Financial Condition

Overview

   Total assets at June 30, 1997, were $12.4 billion, up 2 percent from December 31, 1996, as an increase in earning assets more than offset a decrease in cash and due from banks. Retained earnings remained the primary source of growth for the Company's capital base.

Assets and Funding

   At June 30, 1997, earning assets totaled $11.5 billion, up from $11.1 billion at December 31, 1996, an increase of 4 percent. The mix of earning assets shifted moderately toward loans in the first six months of 1997 with loans comprising 71 percent of total earning assets at June 30, 1997, up from 70 percent at December 31, 1996, while the percentage of earning assets represented by total investment securities decreased to 26 percent from 29 percent.
   A $179 million decrease in total deposits and a $106 million decrease in federal funds purchased and securities sold under agreements to repurchase during the first two quarters of 1997 were more than offset by a $208 million increase in FHLB and other borrowings, a $171 million increase in other short-term borrowings and the issuance of $100 million of Capital Securities in January, 1997. At June 30, 1997, deposits accounted for 76 percent of the Company's funding, down from 79 percent at year end.

Liquidity and Capital Resources

   Net cash provided by operating activities totaled $65 million for the six months ended June 30, 1997. For the first six months of 1997, net cash used by investing activities of $456 million consisted of proceeds from maturities of investment securities of $173 million, proceeds from maturities of securities available for sale of $294 million, proceeds from sales of securities available for sale of $125 million and $22 million received in the purchase of a branch. Cash outflows consisted of $294 million in purchases of investment securities available for sale, $50 million in purchases of investment securities, a $523 million increase in loans outstanding, and a decrease in federal funds sold and securities purchased under agreements to resell of $68 million. Net cash provided by financing activities of $147 million consisted of the issuance of Capital Securities, a $208 million net increase in FHLB and other borrowings, and an increase in other short-term borrowings reduced by decreases in deposits and federal funds purchased and the payment of $30 million in common stock dividends.
   Total shareholders' equity at June 30, 1997, was 7.12 percent of total assets compared to 6.80 percent at December 31, 1996, due to earnings retained after payment of dividends on common stock. During the first quarter of 1997 and 1996, the Company issued restricted stock to certain executive officers that vests ratably over the next five years. Due to the fact that the restricted stock is considered issued and outstanding and is reflected in common stock and surplus, shareholders' equity has been reduced by the unvested portion of the stock granted, as required by generally accepted accounting principles.
   The leverage ratio, defined as period-end common equity adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 7.26 percent at June 30, 1997 and 6.15 percent at December 31, 1996. Similarly, the Company's tangible leverage ratio, defined as period-end common equity adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, increased from 6.01 percent at December 31, 1996 to 7.13 percent at June 30, 1997.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of June 30, 1997, exceeded the target ratios of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at June 30, 1997, were 9.88 percent and 12.52 percent, respectively, compared to 8.63 percent and
11.36 percent at December 31, 1996, with the increase due to the issuance of the Capital Securities in the first quarter of 1997. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                Allowance for Loan Losses/Nonperforming Assets
                                (In Thousands)
                                  (Unaudited)

                                                      Six Months Ended
                                                         June 30
                                                 -------------------------
                                                    1997           1996
                                                 ----------     ----------
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                    $ 120,868      $ 113,195
Add: Provision charged to earnings                    9,803          8,852
     Balance due to acquisition                        -             4,917
Deduct: Loans charged off                            12,761         11,445
        Loan recoveries                              (3,098)        (2,720)
                                                  ----------     ----------
  Net charge-offs                                     9,663          8,725
                                                  ----------     ----------
Balance at end of period                          $ 121,008      $ 118,239
                                                  ==========     ==========

Net charge-offs as a percentage of
  average loans (annualized)                          0.25%          0.25%
Recoveries as a percentage of charge-offs            24.28%         23.77%


                                                   June 30       December 31
                                                     1997           1996
                                                  ----------     -----------
NONPERFORMING ASSETS
Nonaccrual loans                                  $  21,442      $  19,771
Renegotiated loans                                    2,178          2,591
                                                  ----------     ----------
  Total nonperforming loans                          23,620         22,362
Other real estate                                     7,825          7,883
                                                  ----------     ----------
  Total nonperforming assets                      $  31,445      $  30,245
                                                  ==========     ==========

Accruing loans ninety days past due               $   5,196      $   8,675

Other repossessed assets                          $     825      $     850

Allowance for loan losses                         $ 121,008      $ 120,868

Allowance as a percentage of loans                    1.47%          1.56%
Total nonperforming loans as a percentage
  of loans and ORE                                    0.29%          0.29%
Total nonperforming assets as a percentage
  of loans and ORE                                    0.38%          0.39%
Accruing loans ninety days past due as a
  percentage of loans and ORE                         0.06%          0.11%
Allowance for loan losses as a percentage of
  nonperforming loans                               512.31%        540.51%
Allowance for loan losses as a percentage of
  nonperforming assets                              384.82%        399.63%


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


August 13, 1997                                        /s/ GARRETT R. HEGEL
---------------                                 ---------------------------
     Date                                       By Garrett R. Hegel, as its
                                                    Chief Financial Officer