Form 10-Q
period 1997-09-30
COMPASS BANCSHARES INC
filed 1997-11-14
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 1997              Commission File No. 0-6032

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                  Class                 Outstanding at October 31, 1997
       --------------------------       -------------------------------
       Common Stock, $2 Par Value                  65,929,416

                    The number of pages of this report is 21.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page
------------------------------------------------------------------------   ----

Item 1  Financial Statements

        Consolidated Balance Sheets as of September 30, 1997
          and December 31, 1996                                              3

        Consolidated Statements of Income for the Three and Nine Months
          Ended September 30, 1997 and 1996                                  4

        Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1997 and 1996                                        5

        Notes to Consolidated Financial Statements                           7

Item 2  Management's Discussion and Analysis of Results of Operations and
          Financial Condition                                               10

PART II.  OTHER INFORMATION
------------------------------------------------------------------------

Item 1  Legal Proceedings                                                   17

Item 6  Exhibits and Reports on Form 8-K                                    17


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)


                                                  September 30     December 31
                                                      1997            1996
                                                  ------------    ------------
ASSETS
Cash and due from banks                           $   543,209     $   735,813
Federal funds sold and securities purchased
  under agreements to resell                          114,906          82,479
Interest bearing deposits with other banks                397             492
Investment securities (market value of
  $1,089,843 and  $1,128,804 for 1997 and
  1996, respectively)                               1,072,457       1,121,644
Investment securities available for sale            1,936,929       2,120,674
Trading account securities                            129,395          91,453

Loans, net of unearned income                       8,513,861       7,876,672
  Allowance for loan losses                          (122,011)       (122,115)
                                                  ------------    ------------
     Net loans                                      8,391,850       7,754,557

Premises and equipment, net                           294,078         263,858
Other assets                                          429,328         261,231
                                                  ------------    ------------
     Total assets                                 $12,912,549     $12,432,201
                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                           $ 1,860,177     $ 1,907,204
    Interest bearing                                7,744,924       7,876,517
                                                  ------------    ------------
     Total deposits                                 9,605,101       9,783,721

  Federal funds purchased and securities
   sold under agreements to repurchase                929,094         811,467
  Other short-term borrowings                         259,999         201,901
  Accrued expenses and other liabilities               74,659          83,253
  FHLB and other borrowings                         1,009,154         702,770
  Guaranteed preferred beneficial interests
   in Company's junior subordinated
   deferrable interest debentures (Note 5)            100,000            -
                                                  ------------    ------------
     Total liabilities                             11,978,007      11,583,112

Shareholders' equity:
  Common stock of $2 par value:
    Authorized--100,000,000 shares;
    Issued--65,925,404 shares in 1997 and
      43,719,987 shares in 1996                       131,851          87,440
  Surplus                                              84,925          71,408
  Loans to finance stock purchases                     (4,649)         (6,026)
  Unearned restricted stock                            (3,066)         (1,080)
  Net unrealized holding gain/(loss) on
   available-for-sale securities                        1,989          (2,890)
  Retained earnings                                   723,492         700,237
                                                  ------------    ------------
     Total shareholders' equity                       934,542         849,089
                                                  ------------    ------------
     Total liabilities and shareholders'
      equity                                      $12,912,549     $12,432,201
                                                  ============    ============


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                      (In Thousands Except Per Share Data)
                                 (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                       September 30           September 30
                                 ----------------------  ----------------------

                                    1997        1996        1997        1996
                                 ----------  ----------  ----------  ----------
INTEREST INCOME:
  Interest and fees on loans      $184,974    $163,181    $537,133    $473,895
  Interest and dividends on
   investment securities            19,090      16,307      60,413      42,251
  Interest on investment
   securities available
   for sale                         33,956      36,598      99,588     110,805
  Interest on trading account
   securities                        1,585       1,356       4,779       4,966
  Interest on federal funds
   sold and securities
   purchased under agreements
   to resell                         1,447       2,129       3,914       5,815
  Interest on interest bearing
   deposits with other banks             7          18          30          77
                                 ----------  ----------  ----------  ----------
   Total interest income           241,059     219,589     705,857     637,809

INTEREST EXPENSE:
  Interest on deposits              89,674      90,073     262,332     256,347
  Interest on federal funds
   purchased and securities
   sold under agreements to
   repurchase                       11,925       7,827      34,171      26,771
  Interest on other short
   -term borrowings                  3,843       2,612       8,980       6,738
  Interest on FHLB and other
   borrowings                       15,101       9,941      39,367      30,621
  Interest on guaranteed prefer-
   red beneficial interests in
   Company's junior subordinated
   deferrable interest
   debentures                        2,057        -          5,738        -
                                 ----------  ----------  ----------  ----------
   Total interest expense          122,600     110,453     350,588     320,477
                                 ----------  ----------  ----------  ----------
      Net interest income          118,459     109,136     355,269     317,332
Provision for loan losses            6,690       4,950      16,853      14,070
                                 ----------  ----------  ----------  ----------
      Net interest income
       after provision for
       loan losses                 111,769     104,186     338,416     303,262

NONINTEREST INCOME:
  Service charges on deposit
   accounts                         17,153      16,170      52,218      46,769
  Trust fees                         3,917       4,234      11,888      12,926
  Trading account profits and
   commissions                       3,422       2,820      10,816       9,825
  Investment securities
   gains, net                        4,299       1,472       4,136       8,159
  Retail investment sales            4,294       3,421      12,590       9,953
  Gain on sale of branches            -            215        -          2,515
  Other                             13,489      10,758      39,018      30,076
                                 ----------  ----------  ----------  ----------
   Total noninterest income         46,574      39,090     130,666     120,223

NONINTEREST EXPENSE:
  Salaries and benefits             52,441      49,205     156,402     139,913
  Net occupancy expense              7,882       6,941      22,771      20,128
  Equipment expense                  7,549       6,132      21,341      17,927
  FDIC insurance premium               341       9,042       1,135      10,776
  Other                             30,403      29,553      90,874      80,661
                                 ----------  ----------  ----------  ----------
   Total noninterest expense        98,616     100,873     292,523     269,405
                                 ----------  ----------  ----------  ----------
   Net income before income
    tax expense                     59,727      42,403     176,559     154,080
Income tax expense                  20,299      15,479      62,742      55,480
                                 ----------  ----------  ----------  ----------
      NET INCOME                  $ 39,428    $ 26,924    $113,817    $ 98,600
                                 ==========  ==========  ==========  ==========

NET INCOME PER COMMON SHARE          $0.59       $0.42       $1.71       $1.51
Primary weighted average
 shares outstanding                 66,759      64,535      66,512      65,108
Dividends per common share         $0.2367     $0.2133       $0.71       $0.64


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)
                                                      Nine Months Ended
                                                         September 30
                                                ------------------------------
                                                    1997              1996
                                                ------------      ------------
OPERATING ACTIVITIES:
 Net income                                      $  113,817        $   98,600
Adjustments to reconcile net income to
 cash provided (used) by operations:
  Depreciation and amortization                      31,732            26,796
  Accretion of discount and loan fees               (10,134)          (10,039)
  Provision for loan losses                          16,853            14,070
  Net change in trading account securities          (37,942)           21,085
  Net change in mortgage loans available
   for sale                                           2,019             5,117
  Gain on sale of investment securities              (4,136)           (8,159)
  Gain on sale of premises and equipment                (10)             (156)
  Gain on sale of other real estate owned              (258)              (45)
  Provision for losses on other real estate
   owned                                                191               196
  Gain on sale of branches                             -               (2,515)
  (Increase) decrease in interest receivable        (12,211)            7,885
  Increase in other assets                         (162,561)          (82,988)
  Increase (decrease) in interest payable             2,912            (3,026)
  Increase (decrease) in taxes payable                3,000            (6,409)
  Increase (decrease) in other payables             (17,565)          145,157
                                                ------------      ------------
   Net cash provided (used) by operating
    activities                                      (74,293)          205,569

INVESTING ACTIVITIES:
 Proceeds from maturities/calls of investment
  securities                                        271,424           167,028
 Purchases of investment securities                (102,614)         (340,563)
 Proceeds from sales of securities
  available for sale                                452,166           636,302
 Proceeds from maturities/calls of
  securities available for sale                     421,619           404,308
 Purchases of securities available for sale        (797,573)       (1,060,972)
 Net (increase) decrease in federal funds
  sold and securities purchased
  under agreements to resell                        (32,427)          232,773
 Net increase in loan portfolio                    (653,535)         (303,312)
 Purchase (divestiture) of branches                  22,216           (47,273)
 Acquisitions, net of cash acquired                    -              (83,329)
 Purchases of premises and equipment                (48,503)          (23,387)
 Net decrease in interest
  bearing deposits with other banks                      95             1,718
 Proceeds from sales of other
  real estate owned                                   6,003             6,717
                                                ------------      ------------
   Net cash used by investing activities           (461,129)         (409,990)


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)
                                                      Nine Months Ended
                                                         September 30
                                                ------------------------------
                                                    1997              1996
                                                ------------      ------------
FINANCING ACTIVITIES:
 Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts              $  (76,358)        $ 377,605
 Net increase (decrease) in time deposits          (127,727)           90,341
 Net increase (decrease) in federal funds
  purchased                                          70,416          (334,320)
 Net increase (decrease) in securities sold
  under agreements to repurchase                     47,211           (80,254)
 Net increase in short-term
  borrowings                                         58,098           101,357
 Issuance of FHLB advances and
  other borrowings                                  412,500            14,395
 Repayment of long-term debt                       (106,186)           (1,347)
 Issuance of guaranteed preferred beneficial
  interests in Company's junior subordinated
  deferrable interest debentures                    100,000              -
 Purchase of treasury shares                           (988)          (45,590)
 Common dividends paid                              (45,940)          (37,488)
 Exercise of stock options of acquired
  entities prior to acquisition                       6,473              -
 Repayment of loans to finance stock
  purchases                                           2,499             2,404
 Proceeds from exercise of stock options              2,820             1,716
                                                ------------      ------------
   Net cash provided by financing activities        342,818            88,819
                                                ------------      ------------
Net decrease in cash and due from banks            (192,604)         (115,602)
Cash and due from banks at beginning of period      735,813           637,921
                                                ------------      ------------
Cash and due from banks at end of period         $  543,209         $ 522,319
                                                ============      ============

SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Transfers of loans to other real estate owned   $    5,754         $   3,697
 Loans to facilitate the sale of
  other real estate owned                               667             1,565
 Loans to finance stock purchases                     1,122             1,782
 Tax benefit realized upon exercise
  of stock options                                    1,778                56
 Issuance of restricted stock                         2,706             1,296
 Converstion of debentures                             -                  790
 Repurchase liability associated with treasury
  stock transaction                                    -                1,427
 Change in unrealized gain/loss on available
  for sale securities                                 7,292           (32,164)
 Transfer of securities available for
  sale to held-to-maturity securities               118,947           193,129
 Issuance of treasury stock upon exercise
  of stock options                                      988               248

  Acquisition (divestiture) of branches:
    Liabilities assumed (sold)                   $   25,661         $ (79,378)
    Assets acquired (sold)                            3,445           (29,590)
                                                ------------      ------------
       Net liabilities assumed (sold)            $   22,216         $ (49,788)
                                                ============      ============

  Acquisitions:
    Assets acquired                                                 $ 797,193
    Liabilities assumed                                               667,095
                                                                  ------------
       Net assets acquired                                            130,098
    Treasury stock issued                                              46,769
                                                                  ------------
       Cash paid                                                    $  83,329
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

NOTE 3 - BUSINESS COMBINATIONS

Completed Acquisitions

   Summarized below are acquisitions completed by the Company during the first nine months of 1997. All of the acquisitions completed during the period were accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.

--------------------------------------------------------------------------------------------------
                                                                                        Common
dollars in millions                        Location           Date    Assets Equity  Shares Issued
-----------------------------------  ----------------------  -------  ------ ------  -------------

Enterprise National Bank             Jacksonville, Florida   1/15/97   $171    $18     1,620,782

Horizon Bancorp, Inc.                Austin, Texas           3/12/97    154     11     1,333,220

Greater Brazos Valley Bancorp, Inc.  College Station, Texas  4/17/97     58      3       323,918

Central Texas Bancorp, Inc.          Waco, Texas             7/15/97    207     19     1,537,444
--------------------------------------------------------------------------------------------------


Pending Acquisitions

   The Company signed a definitive agreement on August 6, 1997, to acquire G.S.B. Investments, Inc. ("GSB"), and its subsidiary, Gainesville State Bank, of Gainesville, Florida. At September 30, 1997, GSB had assets of $213 million and equity of $22 million. It is anticipated that the transaction will close in the first quarter of 1998 and will be accounted for under the pooling-of-interests method of accounting.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements - Continued

NOTE 3 - BUSINESS COMBINATIONS (continued)

   On September 25, 1997, the Company signed a definitive agreement to acquire First University Corporation ("First University"), and its subsidiary, West University Bank, N.A., of Houston, Texas. At September 30, 1997, First University had assets of $66 million and equity of $5 million. It is anticipated that the transaction will close in the first quarter of 1998 and will be accounted for under the pooling-of-interests method of accounting.
   The Company signed a definitive agreement on October 16, 1997, to acquire Fidelity Resources Company ("Fidelity"), and it subsidiary, Fidelity Bank, N.A., of Dallas, Texas. At September 30, 1997, Fidelity had assets of $318 million and equity of $23 million. It is anticipated that the transaction will close in the first quarter of 1998 and will be accounted for under the pooling-of-interests method of accounting.

NOTE 4 - IMPAIRED LOANS

   At September 30, 1997, the recorded investment in loans that are considered impaired under generally accepted accounting principles was $23.6 million, of which $8.8 million were on nonaccrual status. Included in this amount is $23.4 million of impaired loans for which the related allowance for loan losses was $3.9 million and $213,000 of loans which are carried at estimated fair value without a specifically allocated allowance for loan losses. At December 31, 1996, impaired loans totaled $25.7 million.

NOTE 5 - CAPITAL SECURITIES

   In January, 1997, the Company formed a wholly owned Delaware statutory business trust, Compass Trust I, which issued $100 million of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures ("Capital Securities") that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of Compass
Trust I are owned by the Company. The proceeds from the issuance of the Capital Securities ($100 million) and common securities ($3.1 million) were used by Compass Trust I to purchase $103.1 million of junior subordinated deferrable interests debentures of the Company which carries an interest rate of 8.23 percent. The debentures represent the sole asset of Compass Trust I. The debentures and related income statement effects are eliminated in the Company's financial statements.
   The Capital Securities accrue and pay distributions semiannually at a rate of 8.23 percent per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Capital Securities; (ii) the redemption price with respect to any capital securities called for redemption by Compass Trust I; and (iii) payments due upon a voluntary or involuntary liquidation, winding-up or termination of Compass Trust I.
   The Capital Securities are mandatorily redeemable upon the maturity of the debentures on January 15, 2027, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Compass Trust I: (i) in whole or in part, on or after January 15, 2007, and
(ii) in whole (but not in part) at any time within 90 days following the occurrence and during the continuation of a tax event or capital treatment event (as defined in the offering circular). As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from
4.12 percent in 2007 to 0.41 percent in 2016.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements - Continued

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

   In February, 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement No. 128, Earnings Per Share, ("FAS128"). FAS128 specifies the computation, presentation and disclosure requirements for earnings per share, replacing the current presentation of primary earnings per share with the presentation of basic earnings per share. FAS128 is effective for both interim and annual financial statements issued for periods ending after December 15, 1997, with earlier adoption prohibited. Upon adoption by the Company on January 1, 1998, all prior period earnings per share data will be required to be restated. The Company does not expect the impact of the adoption of FAS128 on prior period data to be material.
   In June, 1997, the FASB issued Financial Accounting Statement No. 130, Reporting Comprehensive Income, ("FAS130") and Financial Accounting Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FAS131"). FAS130 establishes reporting and presentation standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. FAS130 is effective for both interim and annual financial statements issued for periods beginning after December 15, 1997, and also applies to financial statements presented for prior periods. FAS131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision makers use to assess performance and make decisions about resource allocation. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. FAS131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. The Company expects to adopt FAS130 and FAS131 as of January 1, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

OVERVIEW

   This report may contain forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; and significant changes in accounting, tax, or regulatory practices or requirements.
   Net income for the quarter ended September 30, 1997, increased 46 percent to $39.4 million while net income per common share increased 40 percent to $0.59 from the third quarter of 1996. Excluding securities gains and losses in the third quarter of 1997 and 1996 and a SAIF special assessment in the third quarter of 1996, net income increased $6.2 million to $36.7 million, an increase of 20 percent, while net income per share increased from $0.47 in 1996 to $0.55 in 1997, a 17 percent increase. Net interest income increased 9 percent to $118.5 million from the third quarter of 1996 while the provision for loan losses increased 35 percent to $6.7 million. Noninterest income increased 19 percent to $46.6 million during the third quarter while noninterest expense decreased 2 percent to $98.6 million.
   For the nine months ended September 30, 1997, net income increased to $113.8 million, a 15 percent increase, while net income per share increased to $1.71, a 13 percent increase, over the prior year period. Excluding securities gains and losses in 1997 and 1996, the gain on the sale of the Company's corporate trust division and litigation reserves in 1997, and the gain on the sale of nonstrategic bank offices and a special SAIF assessment in 1996, net income increased 15 percent to $110.6 million and net income per share increased 12 percent to $1.66. For the nine month period, net interest income increased $37.9 million, or 12 percent, while both noninterest income and noninterest expense increased 9 percent. The provision for loan losses increased 20 percent to $16.9 million. All per share information has been restated to reflect the Company's three-for-two stock split effected in the form of a 50 percent stock dividend on April 2, 1997.
   All acquisitions completed in 1997 were accounted for under the pooling-of-interests method of accounting and, accordingly, the financial statements have been restated for all periods to reflect the acquisitions. Acquisitions completed in 1997 and pending acquisitions are detailed in Note 3 - Business Combinations in the Notes to the Consolidated Financial Statements and acquisitions completed prior to 1997 are included in "Acquisitions" under Item 1 - Business in the Company's 1996 Form 10-K.

NET INTEREST INCOME

   Net interest income for the quarter ended September 30, 1997, increased $9.3 million over the third quarter of 1996 to $118.5 million. On a tax-equivalent basis, net interest income increased $9.2 million, or 8 percent, as a result of a $21.4 million, or 10 percent, increase in interest income on a tax-equivalent basis offset, in part, by a $12.2 million, or 11 percent, increase in interest expense. The increase in interest income was primarily due to an increase in average earning assets of $967 million, or 9 percent, combined with a 3 basis point increase in the average yield on earning assets from 8.13 percent to 8.16 percent. The largest portion of the increase in average earning assets occurred in the average balance of loans, which increased 14 percent, or $1.0 billion, with funding provided primarily by increases in the average balance of savings deposits and FHLB and other borrowings.
   For the nine months ended September 30, 1997, net interest income increased 12 percent to $355.3 million over the first nine months of 1996. On a tax-equivalent basis, net interest income increased $37.7 million, or 12 percent, due to a $67.8 million, or 11 percent, increase in interest income on a tax-equivalent basis offset by a $30.1 million, or 9 percent, increase in interest expense. A $1.1 billion, or 10 percent, increase in average earning assets, due primarily to a 14 percent increase in loans, and a 2 basis point increase in the average yield on earning assets to 8.20 percent from 8.18 percent were responsible for the increase in interest income.
   Interest expense for the quarter ended September 30, 1997, increased by $12.2 million, or 11 percent, from the third quarter of 1996, due principally to a 9 percent increase in total interest bearing liabilities coupled with a 6 basis point increase in the rate paid on liabilities. The increase in interest bearing liabilities was due to a $498 million increase in FHLB and other borrowings. This was due in part to the issuance by the Company of $100 million of Capital Securities in January, 1997. The increase in the rate paid on interest bearing liabilities was primarily a function of a 41 basis point increase in the rate paid on federal funds purchased and securities sold under agreements to repurchase.
   For the nine months ended September 30, 1997, interest expense increased 9 percent, or $30.1 million, due to a 10 percent increase in average interest bearing liabilities partially offset by a 4 basis point decrease in the rate paid on liabilities. The increase in interest bearing liabilities was due to a $385 million increase in average interest bearing deposits and a $339 million increase in average FHLB and other borrowings during the first nine months of 1997 over the prior year period. The decrease in the rate paid on interest bearing liabilities resulted from a 13 basis point decrease in the rate paid on interest bearing deposits and a 38 basis point decrease in the rate paid on FHLB and other borrowings.

NET INTEREST MARGIN

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the third quarter of 1997, the net interest margin, on a tax-equivalent basis, was 4.03 percent compared to 4.06 percent for the same period in 1996, while increasing from 4.09 percent to 4.15 percent in the first nine months of 1997. These changes resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. While the yield on interest earning assets for the third quarter increased 3 basis points, including a 6 basis point increase in the yield on investment securities available for sale, the yield on interest bearing liabilities increased 6 basis points. The impact of the increase in the yield on interest bearing liabilities on net interest margin was partially offset by an 8 percent increase in the average balance of noninterest bearing demand deposits during the third quarter of 1997. For the nine months ended September 30, 1997, the increase in net interest margin was due to a 2 basis point increase in the yield on interest earning assets and a 4 basis point decrease in the rate paid on interest bearing liabilities.
   During the third quarter of 1997, the Company's net interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by four basis points as compared to a one basis point impact for the same period in 1996. The Company's use of interest rate contracts positively impacted the taxable equivalent net interest margin for the nine months ended September 30, 1997, increasing the net interest margin by three basis points as compared to no impact in the first nine months of 1996.
   The following tables detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three month and nine month periods ended September 30, 1997, as compared to the comparable periods of 1996 (in thousands):

                                                 Nine Months Ended
                                                    September 30
                                  ---------------------------------------------
                                    Change
                                     1997               Attributed to
                                      to      ---------------------------------
                                     1996       Volume       Rate        Mix
                                  ---------   ---------   ---------   ---------
Interest income:
  Loans                            $63,181     $67,145     $(3,473)    $  (491)
  Investment securities             18,005      18,979        (683)       (291)
  Investment securities available
   for sale                        (11,223)    (11,347)        138         (14)
  Trading account securities          (165)        240        (386)        (19)
  Fed funds and resale agreements   (1,901)     (1,967)         99         (33)
  Time deposits in other banks         (47)        (50)          8          (5)
                                  ---------   ---------   ---------   ---------
   Increase in interest income     $67,850     $73,000     $(4,297)    $  (853)
                                  =========   =========   =========   =========
Interest expense:
  Deposits                         $ 5,985     $17,780     $(9,258)    $(2,537)
  Fed funds purchased and repos      7,400       5,461       1,611         328
  Other short-term borrowings        2,242       1,846         311          85
  FHLB and other borrowings*        14,484      17,191      (1,734)       (973)
                                  ---------   ---------   ---------   ---------
   Increase in interest expense    $30,111     $42,278     $(9,070)    $(3,097)
                                  =========   =========   =========   =========


                                                 Three Months Ended
                                                    September 30
                                  ---------------------------------------------
                                    Change
                                     1997               Attributed to
                                      to      ---------------------------------
                                     1996       Volume       Rate        Mix
                                  ---------   ---------   ---------   ---------
Interest income:
  Loans                            $21,778     $22,772     $  (873)    $  (121)
  Investment securities              2,673       2,885        (182)        (30)
  Investment securities available
   for sale                         (2,630)     (3,029)        435         (36)
  Trading account securities           233         241          (6)         (2)
  Fed funds and resale agreements     (682)       (668)        (21)          7
  Time deposits in other banks         (11)         (8)         (5)          2
                                  ---------   ---------   ---------   ---------
   Increase in interest income     $21,361     $22,193     $  (652)    $  (180)
                                  =========   =========   =========   =========
Interest expense:
  Deposits                         $  (401)    $ 2,222     $(2,082)    $  (541)
  Fed funds purchased and repos      4,098       3,159         669         270
  Other short-term borrowings        1,232       1,066         118          48
  FHLB and other borrowings*         7,218       8,544        (713)       (613)
                                  ---------   ---------   ---------   ---------
   Increase in interest expense    $12,147     $14,991     $(2,008)    $  (836)
                                  =========   =========   =========   =========


     * Includes Capital Securities.

NONINTEREST INCOME AND NONINTEREST EXPENSE

   During the third quarter of 1997, noninterest income increased $7.5 million, or 19 percent, to $46.6 million, due to a $2.7 million increase in other income and a $2.8 million increase in investment securities gains. Similarly, noninterest income for the first nine months of 1997 increased 9 percent due to a 12 percent increase in service charges on deposit accounts, a 26 percent increase in retail investment sales income, and a 30 percent increase in other income. Increases in service charges on deposit accounts were due to the increase in deposits while increases in retail investment sales income were due to the Company's continued emphasis on increasing revenue in this area. The increase in noninterest income for the first nine months of 1997 was negatively impacted by the decline in securities gains of $4.0 million and the absence of gains on the sale of branches of $2.5 million during the first nine months of 1996. Excluding the aforementioned nonrecurring items, noninterest income increased 12 percent in the third quarter of 1997 and 13 percent in the first nine months of the year. Trading account profits and commissions increased 21 percent to $3.4 million in the third quarter of 1997 and 10 percent to $10.8 million for the first nine months of 1997. Trading account profits for the first nine months of 1997 related specifically to derivative securities were approximately $923,000, consisting of $611,000 of profits related to collateralized mortgage obligations ("CMOs") held in the trading account and $312,000 of profits on non-CMO derivative securities, specifically options, futures, and interest rate swaps, caps, and floors.
   The components of trading account assets at September 30, 1997, and December 31, 1996, are presented in the following table (in thousands):

                                          September 30,    December 31,
                                              1997            1996
                                          ------------     ------------
U.S. Treasury and Government agency         $  54,443       $   44,798
State and political subdivisions                8,614            9,738
Mortgage-backed pass through securities        56,574           24,371
Other securities                                   97              727
Derivative securities:
    Collateralized mortgage obligations         9,193           10,972
    Interest rate floors and caps                 278              787
    Other options                                 196               60
                                           -----------      -----------
                                            $ 129,395       $   91,453
                                           ===========      ===========

   Noninterest expense decreased $2.3 million, or 2 percent, during the third quarter of 1997 while increasing $23.1 million, or 9 percent, during the first nine months of 1997 over the same periods in 1996. The decrease in the third quarter of 1997 was primarily due to the absence of a special one-time SAIF assessment of $7.2 million that was recorded in the third quarter of 1996. Salaries increased $3.4 million, or 8 percent, for the third quarter while employee benefits decreased $211,000, or 3 percent. For the first nine months of 1997, salaries increased $13.6 million, or 12 percent, and employee benefits increased $2.9 million, or 12 percent. The increase in salaries over 1996 levels was the result of purchase business combinations completed during the second and third quarters of 1996 and normal business growth as well as regular merit increases and increased incentive expense. The decrease in employee benefits for the third quarter of 1997 was due to decreased pension and ESOP expense while the increase for the first nine months of 1997 was due to increased employee relocation expense and increased payroll taxes associated with the increase in employees. Net occupancy expense increased 14 percent in the third quarter of 1997 and 13 percent during the first nine months of the year due to increased rental expense and other expenses associated with branches acquired in business combinations completed during the second and third quarters of 1996 and normal business growth. Other noninterest expense increased $10.2 million, or 13 percent, during the first nine months of 1997 primarily due to increased amortization expense resulting from increased intangibles related to acquisitions and litigation reserves of $1.7 million.

INCOME TAXES

   Income tax expense increased by $7.3 million, or 13 percent, during the first nine months of 1997 compared to the same period in 1996 due to the 15 percent increase in pretax income. The effective tax rate for the first nine months of 1997 was 35.5 percent, down slightly from the 36.0 percent effective tax rate for the same period in 1996. The decrease in the effective tax rate was primarily attributable to continued investment in tax-advantaged assets.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses for the nine months ended September 30, 1997, increased $2.8 million, or 20 percent, from the same period in 1996 due to a 23 percent increase in net loan charge-offs during the period. Net loan charge-offs expressed as an annualized percentage of average loans for the first nine months of 1997 was 0.28 percent, up from 0.26 percent for the first nine months of 1996. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at September 30, 1997, was $122 million, unchanged from December 31, 1996. The ratio of the allowance for loan losses to loans outstanding was 1.43 percent at September 30, 1997, down from 1.55 percent at December 31, 1996.

NONPERFORMING ASSETS AND PAST DUE LOANS

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $30.6 million at September 30, 1997, increasing 1 percent from $30.4 million at December 31, 1996, as nonaccrual loans increased $1.4 million and renegotiated loans and other real estate declined. At September 30, 1997, the allowance for loan losses as a percentage of nonperforming loans was 520 percent as compared to 542 percent at December 31, 1996. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due decreased from 386 percent at December 31, 1996, to 383 percent at September 30, 1997.
   Nonperforming assets as a percentage of total loans and other real estate owned decreased to 0.36 percent at September 30, 1997, from 0.39 percent at December 31, 1996. The amount recorded in other repossessed assets at September 30, 1997, was $675,000, down from $955,000 at December 31, 1996.
Loans past due ninety days or more but still accruing interest decreased 8 percent from $9.1 million at December 31, 1996, to $8.4 million at September 30, 1997, representing 0.10 percent of total loans and other real estate owned.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

                            FINANCIAL CONDITION

OVERVIEW

   Total assets at September 30, 1997, were $12.9 billion, up 4 percent from December 31, 1996, as an increase in earning assets more than offset a decrease in cash and due from banks. Retained earnings remained the primary source of growth for the Company's capital base.

ASSETS AND FUNDING

   At September 30, 1997, earning assets totaled $11.8 billion, up from $11.3 billion at December 31, 1996, an increase of 4 percent. The mix of earning assets shifted moderately toward loans in the first nine months of 1997 with loans comprising 72 percent of total earning assets at September 30, 1997, up from 70 percent at December 31, 1996, while the percentage of earning assets represented by total investment securities decreased to 26 percent from 29 percent.
   A $179 million decrease in total deposits during the first nine months of 1997 was more than offset by a $306 million increase in FHLB and other borrowings, a $118 million increase in federal funds purchased and securities sold under agreements to repurchase and the issuance of $100 million of Capital Securities in January, 1997. At September 30, 1997, deposits accounted for 74 percent of the Company's funding, down from 79 percent at year end.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used by operating activities totaled $74 million for the nine months ended September 30, 1997. Net cash used by investing activities of $461 million consisted of proceeds from maturities/calls of investment securities of $271 million, proceeds from maturities/calls of securities available for sale of $422 million, proceeds from sales of securities available for sale of $452 million and $22 million received in the purchase of a branch. Cash outflows consisted of $798 million in purchases of investment securities available for sale, $103 million in purchases of investment securities, a $654 million increase in loans outstanding, and purchases of premises and equipment of $49 million. Net cash provided by financing activities of $343 million consisted of the issuance of Capital Securities, a $306 million net increase in FHLB and other borrowings, and increases in other short-term borrowings, federal funds purchased, and securities sold under agreements to repurchase of $58 million, $70 million, and $47 million, respectively, reduced by a decrease in total deposits of $204 million and the payment of $46 million in common stock dividends.
   Total shareholders' equity at September 30, 1997, was 7.24 percent of total assets compared to 6.83 percent at December 31, 1996, due to earnings retained after the payment of dividends on common stock. During the first quarter of 1997 and 1996, the Company issued restricted stock to certain executive officers that vests ratably over the next five years. Due to the fact that the restricted stock is considered issued and outstanding and is reflected in common stock and surplus, shareholders' equity has been reduced by the unvested portion of the stock granted, as required by generally accepted accounting principles.
   The leverage ratio, defined as period-end common equity and the Capital Securities adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 7.35 percent at September 30, 1997 and 6.19 percent at December 31, 1996. Similarly, the Company's tangible leverage ratio, defined as period-end common equity and the Capital Securities adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, increased from 6.05 percent at December 31, 1996 to 7.23 percent at September 30, 1997.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of September 30, 1997, exceeded the target ratios of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at September 30, 1997, were 9.86 percent and 12.42 percent, respectively, compared to 8.70 percent and 11.41 percent at December 31, 1996, with the increase due to the issuance of the Capital Securities in the first quarter of 1997. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.


                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                  Allowance for Loan Losses/Nonperforming Assets
                                 (In Thousands)
                                   (Unaudited)

                                                     Nine Months Ended
                                                        September 30
                                                 --------------------------
                                                    1997           1996
                                                 ----------     -----------
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                   $ 122,115       $ 113,805
Add: Provision charged to earnings                  16,853          14,070
     Balance due to acquisition                       -              6,973
Deduct: Loans charged off                           21,660          18,113
        Loan recoveries                             (4,703)         (4,372)
                                                 ----------      ----------
  Net charge-offs                                   16,957          13,741
                                                 ----------      ----------
Balance at end of period                         $ 122,011       $ 121,107
                                                 ==========      ==========

Net charge-offs as a percentage of
  average loans (annualized)                          0.28%          0.26%
Recoveries as a percentage of charge-offs            21.71%         24.14%


                                                September 30    December 31
                                                    1997            1996
                                                ------------    -----------
NONPERFORMING ASSETS
Nonaccrual loans                                  $  21,343      $  19,955
Renegotiated loans                                    2,102          2,591
                                                  ----------     ----------
  Total nonperforming loans                          23,445         22,546
Other real estate                                     7,152          7,883
                                                  ----------     ----------
  Total nonperforming assets                      $  30,597      $  30,429
                                                  ==========     ==========

Accruing loans ninety days or more past due       $   8,372      $   9,091

Other repossessed assets                          $     675      $     955

Allowance for loan losses                         $ 122,011      $ 122,115

Allowance as a percentage of loans                    1.43%          1.55%
Total nonperforming loans as a percentage
  of loans and ORE                                    0.28%          0.29%
Total nonperforming assets as a percentage
  of loans and ORE                                    0.36%          0.39%
Accruing loans ninety days or more past due
  as a percentage of loans and ORE                    0.10%          0.12%
Allowance for loan losses as a percentage of
  nonperforming loans                               520.41%        541.63%
Allowance for loan losses as a percentage of
  nonperforming assets                              398.77%        401.31%


                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                              Page
-----------------------------------------------------------------------  ----

Item 1 Legal Proceedings

  During the ordinary course of business, the Company is subject to legal proceedings which involve claims for substantial monetary relief. However, based upon the advice of legal counsel, management is of the opinion that any legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operation.

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

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                              Page
-----------------------------------------------------------------------  ----

Item 6    Exhibits and Reports on Form 8-K (continued)

(11)      Computation of Per Share Earnings                               20

(12)      Ratio of Earnings to Fixed Charges                              21

(27)      Financial Data Schedule (Filed electronically only)

(b)   Reports on Form 8-K

   None

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 13, 1997                                         /s/ GARRETT R. HEGEL
-----------------                                  ---------------------------
      Date                                         By Garrett R. Hegel, as its
                                                       Chief Financial Officer