Form 10-K
period 1997-12-31
COMPASS BANCSHARES INC
filed 1998-03-23
CIK 18568

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997          COMMISSION FILE NO. 0-6032

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

          TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH
                None                                   REGISTERED
                                                          None

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

As of January 31, 1998, the aggregate market value of voting stock held by non-affiliates was $2,942,194,349.

Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                CLASS                        OUTSTANDING AT JANUARY 31, 1998
     Common Stock, $2 Par Value                        68,027,615

 DOCUMENTS INCORPORATED BY REFERENCE       PART OF 10-K IN WHICH INCORPORATED
   Proxy Statement for 1998 annual                      Part III
               meeting
 except for information referred to
 in Item 402(a)(8) of Regulation S-K

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1 -- BUSINESS

  Compass Bancshares, Inc. (the "Company") is a bank holding company with its principal place of business in Birmingham, Alabama. The Company was organized in 1970 and commenced business in late 1971 upon the acquisition of Central Bank & Trust Co. and State National Bank. The Company subsequently acquired substantially all of the outstanding stock of additional banks located in Alabama, 11 of which were merged in late 1981 to create Central Bank of the South, Alabama's first statewide bank. In February, 1987, the Company acquired First National Bank of Crosby near Houston, Texas, and became the first out-of-state bank holding company to acquire a bank in Texas. The Company first expanded into Florida in July, 1991, when it acquired Citizens & Builders Federal Savings, F.S.B., in Pensacola, Florida. In November, 1993, the Company changed its name from Central Bancshares of the South, Inc. to Compass Bancshares, Inc. and Central Bank of the South, the Company's lead bank subsidiary, changed its name to Compass Bank ("Compass Bank").

  In addition to Compass Bank, the Company also owns Central Bank of the South, an Alabama banking corporation headquartered in Anniston, Alabama, and Compass Banks of Texas, Inc., a Delaware bank holding company ("Compass of Texas"), which owns Compass Bank, a Texas state bank headquartered in Houston, Texas ("Compass Bank-Texas"). The bank subsidiaries of the Company and Compass of Texas are referred to collectively herein as the "Subsidiary Banks".

  The principal role of the Company is to supervise and coordinate the activities of its subsidiaries and to provide them with capital and services of various kinds. The Company derives substantially all of its income from dividends from its subsidiaries. Such dividends are determined on an individual basis, generally in relation to each subsidiary's earnings and capital position.

SUBSIDIARY BANKS

  Compass Bank conducts a general commercial banking and trust business at 88 locations in 45 communities in Alabama and in 34 locations in 14 communities in Florida. Compass Bank-Texas conducts a general commercial banking business from 41 banking offices in Houston, 25 banking offices in the Dallas-Ft. Worth area, 17 banking offices in San Antonio, 8 banking offices in Austin and 10 banking offices in Central and East Texas.

  The Subsidiary Banks perform banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposit accounts, making personal and commercial loans and furnishing personal and commercial checking accounts. The Asset Management Division of Compass Bank offers its customers a variety of fiduciary services, including portfolio management the administration and investment of funds of estates, trusts and employee benefit plans. Through Compass Bancshares Insurance, Inc., a wholly-owned subsidiary of Compass Bank, the Subsidiary Banks make available to their customers and others, as agent for a variety of insurance companies, term life insurance, fixed-rate annuities and other insurance products.

  The Subsidiary Banks provide correspondent banking services including audit services, educational seminars and operational and investment services to approximately 1,000 financial institutions located throughout the United States. Through the Correspondent and Investment Services Division of Compass Bank, the Subsidiary Banks distribute or make available a variety of investment services and products to institutional and individual investors including institutional sales, bond accounting, safekeeping and interest rate risk analysis services. Through Compass Brokerage, Inc., a wholly-owned subsidiary of Compass Bank, the Subsidiary Banks also provide discount brokerage services, mutual funds and variable annuities to individuals and businesses. Through Compass Bank's wholly-owned subsidiary, Compass Financial Corporation, the Subsidiary Banks provide lease financing services to individuals and businesses.

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

  Since the Company first expanded to Texas in 1987 and to Florida in 1991, the Company has acquired 40 financial institutions and numerous branch offices in Texas and Florida. The following is a list of the acquisitions completed during the past three years with their asset size (in thousands) and closing dates.

                                               Assets  Method of
Acquisition                            Date   Acquired Accounting
-----------                          -------- -------- ----------
Southwest Bankers, Inc.                3-7-95 $142,000   Pooling
San Antonio, Texas
Flower Mound Bancshares, Inc.          2-1-96  $46,000   Pooling
Dallas, Texas
Equitable BankShares, Inc.            4-11-96 $184,000   Pooling
Dallas, Texas
Post Oak Bank                         4-22-96 $323,000  Purchase
Houston, Texas
Peoples Bancshares, Inc.              5-21-96 $136,000  Purchase
Belton, Texas
Royall Financial Corporation          7-16-96 $109,000   Pooling
Palestine, Texas
CFB Bancorp, Inc.                     8-23-96 $302,000  Purchase
Jacksonville, Florida
Texas American Bank                   9-27-96  $65,000   Pooling
San Antonio, Texas
ProBank                              10-24-96  $61,000  Purchase
Houston, Texas
Enterprise National Bank              1-15-97 $171,000   Pooling
Jacksonville, Florida
Horizon Bancorp, Inc.                 3-12-97 $154,000   Pooling
Austin, Texas
Greater Brazos Valley Bancorp, Inc.   4-17-97  $58,000   Pooling
College Station, Texas
Central Texas Bancorp, Inc.           7-15-97 $207,000   Pooling
Waco, Texas

ACQUISITIONS COMPLETED AFTER DECEMBER 31, 1997

  On January 13, 1998, the Company completed the acquisition of G.S.B. Investments, Inc. ("GSB") and its subsidiary, Gainesville State Bank, of Gainesville, Florida, with the issuance of 1,649,807 shares of the Company's common stock. At the date of closing, GSB had assets of $213 million and equity of $22 million. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, all prior period information will be restated in the first quarter of 1998.

  The Company completed the acquisition of First University Corporation ("First University") and its subsidiary, West University Bank, N.A., of Houston, Texas, on January 29, 1998, with the issuance of approximately 350,000 shares of the Company's common stock. At the date of closing, First University had assets of $68 million and equity of $4 million. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, all prior period information will be restated in the first quarter of 1998.

  On February 9, 1998, the Company completed the acquisition of Fidelity Resources Company ("Fidelity") and its subsidiary, Fidelity Bank, N.A., of Dallas, Texas, with the issuance of approximately 1,800,000 shares of the Company's common stock. At the date of closing, Fidelity had assets of $335 million and equity of $20 million. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, all prior period information will be restated in the first quarter of 1998.

COMPETITION

  The Subsidiary Banks encounter intense competition in their businesses, generally from other banks located in Alabama, Texas, Florida and adjoining states, and compete for interest bearing funds with other banks, mutual funds and with many issuers of commercial paper and other securities which are not banks. Competition also exists for the correspondent banking and securities sales business from commercial and investment banks and brokerage firms. In the case of larger customers, competition exists with financial institutions in Texas and other major metropolitan areas in the United States, many of which are larger in terms of capital, resources and personnel. Increasingly, in the conduct of certain aspects of their businesses, the Subsidiary Banks compete with finance companies, savings and loan associations, credit unions, mutual funds, factors, insurance companies and similar financial institutions.

  There is significant competition among bank holding companies in most of the markets served by the Subsidiary Banks. The Company believes that intense competition for banking business among bank holding companies in Alabama, Texas and Florida will continue and that during 1998 the competition may further intensify if additional regional bank holding companies enter such states through the acquisition of local bank holding companies or savings and loan institutions and with continued consolidation of savings and loan institutions with and into bank holding companies. Competition among bank holding companies is also significant in Texas where Compass Bank-Texas is located in the major metropolitan markets of Dallas/Ft. Worth, Houston, San Antonio and Austin having populations of approximately 4.6 million, 4.3 million, 1.5 million and 1.0 million people, respectively. Compass Bank-Texas is small in terms of assets and deposits in comparison with the super-regional banks it competes with. Likewise, in Jacksonville, Pensacola and Fort Walton Beach, Florida, Compass Bank encounters intense competition from other financial institutions that are substantially larger in terms of assets and deposits.

EMPLOYEES

  At December 31, 1997, the Company and its subsidiaries employed approximately 5,500 persons. The Company and its subsidiaries provide a variety of benefit programs including group life, health, accident, and other insurance, retirement and stock ownership plans. The Company also maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility.

GOVERNMENT MONETARY POLICY

  The Company and the Subsidiary Banks are affected by the credit policies of monetary authorities, including the Board of Governors of the Federal Reserve System ("Federal Reserve"). An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are: open market operations in U.S. Government securities, changes in the discount rate, reserve requirements on member bank deposits and funds availability regulations. These instruments are used in varying combinations to influence the overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid on deposits.

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

  The States of Alabama, Florida and Texas, where the Company currently operates banking subsidiaries, each have laws relating specifically to acquisitions of banks, bank holding companies and other types of financial institutions in those states by financial institutions that are based in, and not based in, those states. In 1995, the State of Alabama enacted an interstate banking act. In general, the Alabama statute implements the Interstate Act, specifying five years as the minimum age of banks which may be acquired and participating in interstate branching beginning May 31, 1997. Texas and Florida law currently permits out-of-state bank holding companies to acquire banks in Texas and Florida regardless of where the acquiror is based, subject to the satisfaction of various provisions of state law, including the requirement that the bank to be acquired has been in existence at least five years in Texas and two years in Florida.

  The Federal Reserve Act generally imposes certain limitations on extensions of credit and other transactions by and between banks which are members of the Federal Reserve and other affiliates (which includes any holding company of which such bank is a subsidiary and any other non-bank subsidiary of such holding company). Banks which are not members of the Federal Reserve are also subject to these limitations. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or the furnishing of services.

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

  At December 31, 1997, the Subsidiary Banks were "well capitalized" and were not subject to any of the foregoing restrictions, including, without limitation, those relating to brokered deposits. The Subsidiary Banks do not rely upon brokered deposits as a primary source of deposit funding; although, such deposits are sold through the Correspondent and Investment Services Division of Compass Bank.

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

  Compass Bank, organized under the laws of the State of Alabama, is a member of the Federal Reserve. As such, it is supervised, regulated and regularly examined by the Alabama State Banking Department and the Federal Reserve. Compass Bank-Texas is supervised, regulated and regularly examined by the Department of Banking of the State of Texas and the Federal Reserve. The Subsidiary Banks are subject to the provisions of the Federal Deposit Insurance Act and to examination by and regulations of the FDIC.

  Compass Bank is governed by Alabama laws restricting the declaration and payment of dividends to 90 percent of annual net income until its surplus funds equal at least 20 percent of capital stock. Compass Bank has surplus in excess of this amount. Compass Bank-Texas, governed by the laws of the State of Texas, is, under certain circumstances, restricted in the declaration and payment of dividends to the extent that before declaring any dividends, it must transfer to its "certified surplus" accounts an amount not less than 10 percent of the net profits earned since the last dividend was declared, except that there is no requirement for a transfer to certified surplus of a sum which would increase the certified surplus to more than the capital stock of the bank. As members of the Federal Reserve, Compass Bank and Compass Bank-Texas are subject to dividend limitations imposed by the Federal Reserve that are similar to those applicable to national banks.

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

OTHER

  Other legislative and regulatory proposals regarding changes in banking and the regulation of banks, thrifts and other financial institutions are being considered by the executive branch of the federal government, Congress and various state governments, including Alabama, Texas and Florida. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted accurately whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Company or the Subsidiary Banks.

  The Investment Services Division of Compass Bank is treated as a municipal securities dealer and a government securities dealer for purposes of the federal securities laws and, therefore, is subject to certain reporting requirements and/or regulatory controls by the Securities and Exchange Commission (the "Commission"), the United States Department of the Treasury and the Federal Reserve. Compass Brokerage, Inc. is a discount brokerage service registered with the Commission and the National Association of Securities Dealers, Inc. and is subject to certain reporting requirements and regulatory control by these agencies. Compass Bancshares Insurance, Inc. is a licensed insurance agent or broker for various insurance companies and is subject to reporting and licensing regulations of the Alabama Insurance Commission.

  References to applicable statutes under the heading "Supervision and Regulation" are brief summaries of portions thereof, do not purport to be complete and are qualified in their entirety by reference to such statutes.

ITEM 1 -- STATISTICAL DISCLOSURE

                                                                       Page(s)
                                                                       -------
Consolidated Average Balances, Interest Income/Expense and
 Yields/Rates......................................................... 28 & 29
Rate/Volume Variance Analysis......................................... 30 & 31
Investment Securities and Investment Securities Available for Sale ...   14
Investment Securities and Investment Securities Available for Sale
 Maturity Schedule ...................................................   15
Loan Portfolio .......................................................   12
Selected Loan Maturity and Interest Rate Sensitivity .................   12
Nonperforming Assets .................................................   35
Summary of Loan Loss Experience ......................................   33
Allocation of Allowance for Loan Losses ..............................   34
Maturities of Time Deposits ..........................................   17
Return on Equity and Assets ..........................................   23
Short-Term Borrowings ................................................   18
Interest Rate Protection Contracts ...................................   21
Assets/Liabilities Associated With Interest Rate Protection Contracts
 .....................................................................   21
Trading Account Interest Rate Contracts ..............................   22
Trading Account Composition ..........................................   16
Capital Ratios .......................................................   24
Noninterest Income ...................................................   36
Noninterest Expense ..................................................   37

ITEM 2 -- PROPERTIES

  The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The principal executive offices of the Company are located at 15 South 20th Street, Birmingham, Alabama, in a 289,000 square-foot office building. The Subsidiary Banks own or lease various other offices and facilities in Alabama, Florida and Texas with remaining lease terms of 1 to 20 years exclusive of renewal options. In addition, the Company owns a 306,000 square-foot administrative headquarters facility located in Birmingham, Alabama. The Company also owns the River Oaks Bank Building in Houston, Texas, a 14-story, 168,000 square-foot office building, and the Post Oak Building in Houston, Texas, an 8-story, 124,000 square-foot office building. Compass Bank-Texas currently occupies approximately 35 percent of the River Oaks Bank Building and approximately 30 percent of the Post Oak Building. The remaining space in both buildings is leased to multiple tenants. See "Summary of Significant Accounting Policies" and "Notes to Consolidated Financial Statements" for information with respect to the amounts at which bank premises, equipment and other real estate are carried and information relating to commitments under long-term leases.

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

  It may take a number of years to finally resolve some of these pending legal proceedings due to their complexity and other reasons. It is difficult to determine with any certainty at this time the potential exposure from the proceedings. However, based upon the advice of legal counsel, management is of the opinion that the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1997.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The following table sets forth the high and low closing prices of the common stock of the Company as reported through the National Association of Securities Dealers, Inc. Automated Quotation National Market System and the dividends paid thereon during the periods indicated. All per share information for periods prior to April, 1997, has been restated to reflect the 3-for-2 stock split with respect to the Company's common stock, which was effected by a stock dividend paid on April 2, 1997. The prices shown do not reflect retail mark-ups, mark-downs, or commissions. All share prices have been rounded to the nearest 1/8 of one dollar.

                                                        High     Low     Dividend
                                                        ----     ----    --------
1997:
 FIRST QUARTER......................................... $32 1/8  $26      $.237
 SECOND QUARTER........................................  37 1/4   29 1/8   .237
 THIRD QUARTER.........................................  39 3/4   34 1/2   .237
 FOURTH QUARTER........................................  46 5/8   37 1/8   .237
1996:
 First quarter......................................... $23 1/8  $20 1/2  $.213
 Second quarter........................................  23 1/2   21 5/8   .213
 Third quarter.........................................  23 1/8   21       .213
 Fourth quarter........................................  26 1/2   23       .213

  As of January 31, 1998, there were approximately 7,000 shareholders of record of common stock of which approximately 5,800 were residents of either Alabama, Texas or Florida.

ITEM 6 -- SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the last five years. All per share information for periods prior to April, 1997, has been restated to reflect the 3-for-2 stock split with respect to the Company's common stock, which was effected by a stock dividend paid on April 2, 1997. All prior year information has been restated to reflect acquisitions consummated during 1997 accounted for under the pooling-of-interests method of accounting.

                            1997        1996        1995        1994        1993
                         ----------- ----------- ----------- ----------- ----------
                                    (in Thousands Except Per Share Data)
Net interest income..... $   475,165 $   431,172 $   394,559 $   375,410 $  366,609
Provision for loan
 losses.................      22,412      20,215      11,664       4,357     36,365
Net income..............     155,563     132,444     119,750     110,614    102,182
Per share data:
 Basic earnings......... $      2.37 $      2.04 $      1.84 $      1.70 $     1.55
 Diluted earnings.......        2.34        2.03        1.83        1.69       1.54
 Cash dividends
  declared..............        .947        .853        .747        .613       .507
Balance sheet:
 Average total equity... $   898,719 $   798,052 $   719,134 $   640,841 $  598,838
 Average assets.........  12,602,235  11,501,586  10,381,940   8,959,342  7,960,137
 Period-end FHLB and
  other borrowings......   1,387,121     702,771     591,344     496,629    335,817
 Period-end total
  equity................     960,008     849,089     780,144     672,062    615,197
 Period-end assets......  13,459,555  12,432,223  11,252,438  10,120,321  8,229,027

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. Prior year information has been restated to reflect 1997 acquisitions accounted for using the pooling-of-interests accounting method. Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition.

  This report may contain forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; and significant changes in accounting, tax or regulatory practices or requirements.

SUMMARY

  In 1997, the Company reported record net income of $155.6 million, a 17 percent increase over the Company's previous high of $132.4 million in 1996. Net income for 1996 increased 11 percent over 1995 net income. Basic earnings per share for 1997 was $2.37, also a record, compared with $2.04 in 1996 and $1.84 in 1995, representing a 16 percent increase in 1997 and an 11 percent increase in 1996. Diluted earnings per share increased to $2.34 in 1997, a 15 percent increase, from $2.03 in 1996. Diluted earnings per share in 1996 increased 11 percent over 1995. Pretax income for 1997 was up $30.4 million, or 15 percent, over 1996 while income tax expense increased 10 percent over the same period reflecting a decrease in the Company's effective tax rate from
36.3 percent in 1996 to 34.8 percent in 1997.

  One significant factor in the growth of the Company has been the Company's acquisitions in Texas since early 1987, specifically the Houston, Dallas, San Antonio and Austin areas. The Texas expansion continued in 1997 and is expected to continue in 1998. With the acquisition of three financial institutions in 1997, the assets of the Company's Texas operations has grown to $5.5 billion at December 31, 1997. In addition, the Company expanded its Florida operations with the acquisition of Enterprise National Bank of Jacksonville, Florida and has continued to increase its presence in Florida in 1998. For additional information, see "Acquisitions" and "Acquisitions Completed After December 31, 1997" in Part I of this report and the accompanying "Notes to the Consolidated Financial Statements," Note 11, Business Combinations.

EARNING ASSETS

  Average earning assets in 1997 increased 9 percent over 1996 due principally to a 13 percent increase in average total loans. The average earning asset mix shifted moderately in 1997 with loans at 71 percent, investment securities and investment securities available for sale at 27 percent and other earning assets at 2 percent. In 1996, loans were 69 percent, investment securities and investment securities available for sale were 29 percent and other earning assets were 2 percent, unchanged from 1995 levels. The mix of earning assets is monitored on a continuous basis in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.

LOANS

  Average loans increased 13 percent in 1997 with much of the increase concentrated in commercial, financial and agricultural loans, real estate construction loans and consumer installment loans. Total loans outstanding at year end increased 10 percent over previous year-end levels. Commercial, financial and agricultural loans, which were 25 percent of total loans, increased 20 percent in 1997 compared to the previous year. Real estate construction loans increased 20 percent while consumer installment loans increased 16 percent from year-end 1996 to year-end 1997. Residential mortgage and commercial mortgage loans each increased one percent compared to 1996 levels. The 13 percent increase in the Company's loan portfolio from 1995 to 1996 was primarily the result of an increase of 26 percent in commercial, financial and agricultural loans and a 12 percent increase in residential mortgage loans.

  The Company's loan portfolio continues to reflect the diversity of the markets served by the Subsidiary Banks. The condition of the economy in states in which the Subsidiary Banks lend money is further reflected in the loan portfolio mix. The volume of commercial, financial and agricultural loans, as a percentage of total loans outstanding, increased significantly during 1997 continuing the trend of prior years. Residential real estate loans represented 34 percent of the total portfolio at December 31, 1997, down from the 37 percent reported in the prior year.

  The Company has not invested in loans that would be considered highly leveraged transactions as defined by the Federal Reserve and other regulatory agencies. The Company had no foreign loans or loans to lesser developed countries as of December 31, 1997.

  The Loan Portfolio table shows the classifications of loans by major category at December 31, 1997, and for each of the preceding four years. The second table shows maturities of certain loan classifications at December 31, 1997, and an analysis of the rate structure for such loans due in over one year.

                                LOAN PORTFOLIO

                                                                December 31
                    ---------------------------------------------------------------------------------------------------
                           1997                1996                1995                1994                1993
                    ------------------- ------------------- ------------------- ------------------- -------------------
                               PERCENT             Percent             Percent             Percent             Percent
                      AMOUNT   OF TOTAL   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                    ---------- -------- ---------- -------- ---------- -------- ---------- -------- ---------- --------
                                                              (in Thousands)
Commercial,
 financial and
 agricultural.....  $2,209,396   25.5%  $1,844,764   23.4%  $1,465,063   21.1%  $1,310,568   20.6%  $1,245,496   21.8%
Real estate --
  construction....     718,462    8.3      599,473    7.6      485,408    7.0      432,656    6.8      311,693    5.5
Real estate --
  mortgage:
 Residential......   2,987,745   34.4    2,944,237   37.3    2,634,544   37.9    2,421,233   38.1    2,029,508   35.5
 Commercial.......   1,008,596   11.6      992,735   12.6      893,671   12.8      843,191   13.3      826,563   14.4
Consumer
 installment......   1,752,767   20.2    1,504,800   19.1    1,474,025   21.2    1,350,277   21.2    1,304,356   22.8
                    ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
                     8,676,966  100.0%   7,886,009  100.0%   6,952,711  100.0%   6,357,925  100.0%   5,717,616  100.0%
                                =====               =====               =====               =====               =====
Less: Unearned
 income...........       5,410               9,337               9,848               8,903              11,319
Allowance for loan
 losses...........     122,011             122,115             113,805             113,363             116,527
                    ----------          ----------          ----------          ----------          ----------
Total loans.......  $8,549,545          $7,754,557          $6,829,058          $6,235,659          $5,589,770
                    ==========          ==========          ==========          ==========          ==========

             SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                      Rate Structure For Loans
                                           Maturity                    Maturing Over One Year
                         -------------------------------------------- -------------------------
                            One     Over One Year   Over              Predetermined Floating or
                          Year or   Through Five    Five                Interest    Adjustable
                            Less        Years      Years     Total        Rate         Rate
                         ---------- ------------- -------- ---------- ------------- -----------
                                                     (in Thousands)
Commercial, financial
 and agricultural....... $1,144,713  $  918,209   $146,474 $2,209,397   $461,114     $603,569
Real estate --
  construction..........    442,517     248,538     27,407    718,462     47,097      228,848
                         ----------  ----------   -------- ----------   --------     --------
                         $1,587,230  $1,166,747   $173,881 $2,927,859   $508,211     $832,417
                         ==========  ==========   ======== ==========   ========     ========

INVESTMENT SECURITIES

  The Company's investment securities are classified into one of three categories based on management's intent to hold the securities: (i) trading account securities, (ii) held-to-maturity securities or (iii) securities available for sale. Securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Securities designated to be held to maturity are reported at amortized cost. Securities classified as available for sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of shareholders' equity. On December 31, 1995, the Company adopted the Financial Accounting Standards Board's Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities ("Special Report"). The Special Report allowed a company the one-time opportunity to reassess the appropriateness of its investment securities classifications and to transfer securities from the held-to-maturity portfolio to the available-for-sale portfolio without calling into question the company's intent to hold other debt securities to maturity. Upon adoption, the Company transferred held-to-maturity investment securities totaling $828 million to its available-for-sale portfolio and $33 million of available-for-sale securities to its held-to-maturity portfolio. Generally, individual holdings with greater than $10 million par value were transferred to the available-for-sale portfolio in order to increase liquidity and portfolio management capabilities, with smaller positions transferred to the held-to-maturity portfolio.

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

  Maturities of held-to-maturity securities in 1997, 1996 and 1995 were $371 million, $233 million and $466 million, respectively. During 1995, gross gains of $1.2 million were realized on $32 million of mortgage-backed securities ("MBS") in the held-to-maturity portfolio, which were classified as maturities in accordance with generally accepted accounting principles. Sales and maturities of securities available for sale totaled $966 million and $552 million, respectively, in 1997 while sales and maturities in the portfolio in 1996 were $812 million and $497 million. Net gains realized during the year accounted for four percent, six percent and two percent of noninterest income in 1997, 1996 and 1995, respectively. Gross unrealized gains in the Company's held-to-maturity portfolio at year-end 1997 totaled $19.2 million and gross unrealized losses totaled $1.3 million.

  In recent years, the trend of the Company has been to invest in taxable securities due to the lack of preferential treatment afforded tax-exempt securities under the tax laws. Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been in collateralized mortgage obligations ("CMOs"). Total average investment securities, including those available for sale, was relatively unchanged during 1997 after increasing 10 percent in 1996.

  The following table contains the carrying amount of the investment securities portfolio at the end of each of the last three years.

      INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                         December 31
                                               ---------------------------------
                                                  1997       1996        1995
                                               ---------- ----------  ----------
                                                        (in Thousands)
Investment securities:
 U.S. Treasury................................ $   11,736 $   16,990  $      --
 U.S. Government agencies and corporations....     24,348     40,767       1,975
 Mortgage-backed pass-through securities......    233,908    296,798     340,615
 Collateralized mortgage obligations:
  Agency......................................    317,863    343,125     132,485
  Corporate...................................    311,003    295,838     114,957
 States and political subdivisions............     74,161     86,467      71,159
 Corporate bonds..............................     27,604     40,389      67,678
 Other........................................        855      1,270       1,235
                                               ---------- ----------  ----------
                                                1,001,478  1,121,644     730,104
                                               ---------- ----------  ----------
Investment securities available for sale:
 U.S. Treasury................................    127,993    144,625     395,880
 U.S. Government agencies and corporations....     66,952     72,010     151,860
 Mortgage-backed pass-through securities......    130,489    300,220     284,922
 Collateralized mortgage obligations:
  Agency......................................  1,025,678    525,280     555,428
  Corporate...................................    773,224    904,368     628,450
 States and political subdivisions............        827      6,271      18,120
 Corporate bonds..............................     90,329    116,592     131,874
 Other........................................     92,180     54,092      47,761
                                               ---------- ----------  ----------
                                                2,307,672  2,123,458   2,214,295
  Net unrealized gain (loss)..................      2,038     (2,784)     20,743
                                               ---------- ----------  ----------
                                                2,309,710  2,120,674   2,235,038
                                               ---------- ----------  ----------
  Total....................................... $3,311,188 $3,242,318  $2,965,142
                                               ========== ==========  ==========

  The maturities and weighted average yields of the investment securities and investment securities available for sale portfolios at the end of 1997 are presented in the following table using primarily the average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the amortized cost rather than the net carrying value, i.e., fair value, of these securities. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.

  INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE MATURITY
                                   SCHEDULE

                                                      Maturing
                          ----------------------------------------------------------------------
                              Within        After One But      After Five But         After
                             One Year     Within Five Years   Within Ten Years      Ten Years
                          --------------  ------------------- ------------------  --------------
                           Amount  Yield    Amount    Yield    Amount    Yield     Amount  Yield
                          -------- -----  ----------- ------- ---------- -------  -------- -----
                                                   (in Thousands)
Investment securities:
 U.S. Treasury..........  $ 11,736  5.70%         --     --          --     --         --   --
 U.S. Government
  agencies and
  corporations..........     5,342  6.03  $    17,884   6.66% $    1,122   6.50%       --   --
 Mortgage-backed pass-
  through securities....     8,954  5.61      184,916   7.55      40,038   7.00        --   --
 Collateralized mortgage
  obligations...........    82,303  6.97      449,786   7.42      40,562   6.69   $ 56,215 7.02%
 States and political
  subdivisions..........     4,581  7.64       16,802   7.87      40,539   9.18     12,239 9.55
 Corporate bonds and
  other.................    11,792  6.13        7,624   8.73       4,050   7.11      4,993 7.81
                          --------        -----------         ----------          --------
                           124,708  6.66      677,012   7.46     126,311   7.57     73,447 7.47
                          --------        -----------         ----------          --------
Investment securities available
 for sale -- amortized cost:
 U.S. Treasury..........     1,000  5.67      126,993   6.06         --     --         --   --
 U.S. Government
  agencies and
  corporations..........       --    --        66,952   6.83         --     --         --   --
 Mortgage-backed pass-
  through securities....       --    --           --     --      130,489   6.58        --   --
 Collateralized mortgage
  obligations...........   302,097  6.64    1,353,720   6.76     122,885   6.95     20,200 7.17
 States and political
  subdivisions..........       664 10.14          163  11.51         --     --         --   --
 Corporate bonds and
  other.................    45,672  6.14       75,998   6.92      45,958   6.79     14,881 5.91
                          --------        -----------         ----------          --------
                           349,433  6.58    1,623,826   6.72     299,332   6.76     35,081 6.63
                          --------        -----------         ----------          --------
 Total..................  $474,141  6.60   $2,300,838   6.94  $  425,643   7.01   $108,528 7.21
                          ========        ===========         ==========          ========

  While the weighted average stated maturities of total MBS and CMOs are 15.3 years and 23.0 years, respectively, the corresponding weighted average expected lives assumed in the above table are 4.5 years and 3.0 years. During a period of rising rates, prepayment speeds generally slow on MBS and CMOs with a resulting extension in average life, and vice versa. Given a 100 basis point immediate and permanent parallel increase in rates, the expected average lives for MBS and CMOs would be 5.2 and 4.3 years, respectively. Similarly, given a 100 basis point immediate and permanent parallel decrease in rates, the expected average lives for MBS and CMOs would be 3.2 and 1.4 years, respectively.

  The weighted average market prices as a percentage of par value for MBS and CMOs at December 31, 1997, were 101.9 percent and 99.9 percent, respectively. The market prices for MBS and CMOs generally decline in a rising rate environment due to the resulting increase in average life as well as the decreased market yield on fixed rate securities and impact of annual and life rate caps on adjustable-rate securities. The opposite is generally true during a period of falling rates. At December 31, 1997, fixed-rate MBS and CMOs totaled $184 million and $2.3 billion, respectively, with corresponding weighted average expected lives of 2.5 and 2.7 years. Adjustable-rate MBS and CMOs totaled $180 million and $126 million, respectively, with corresponding weighted average expected lives of 6.6 and 8.8 years. Substantially all adjustable-rate MBS and CMOs are subject to life rate caps, and MBS are also generally subject to a two percent annual cap. The weighted average life caps at year end were 11.22 percent and 9.20 percent for MBS and CMOs, respectively, and the corresponding weighted average coupon rates at year end were 7.04 percent and 6.73 percent. Given a 100 basis point immediate and permanent parallel increase in rates, the estimated market prices for MBS and CMOs would be 100.8 and 97.1, respectively.

Given a 100 basis point immediate and permanent parallel decrease in rates, the estimated market prices for MBS and CMOs would be 102.4 and 101.0, respectively.

TRADING ACCOUNT SECURITIES AND OTHER EARNING ASSETS

  Securities carried in the trading account, while interest bearing, are primarily held for sale. The volume of activity is directly related to general market conditions and reactions to the changing interest rate environment. The average balance in the trading account securities portfolio for 1997 increased by 17 percent following a 38 percent increase in 1996, as a result of increased retail sales demand and a larger, more experienced sales force. The following table details the composition of the Company's trading account at December 31, 1997, 1996 and 1995.

                          TRADING ACCOUNT COMPOSITION

                                                             December 31
                                                      -------------------------
                                                        1997    1996     1995
                                                      -------- ------- --------
                                                           (in Thousands)
U.S. Treasury and Government agency.................. $ 55,487 $44,798 $ 54,318
States and political subdivisions....................    8,135   9,738   19,583
Mortgage-backed pass-through securities..............   34,282  24,371   16,471
Other debt securities................................      281     727      396
Derivative securities:
  Collateralized mortgage obligations................   13,906  10,972    8,472
  Interest rate floors and caps......................      305     787    2,676
  Other options......................................       64      60      --
                                                      -------- ------- --------
                                                      $112,460 $91,453 $101,916
                                                      ======== ======= ========

  Average federal funds sold and securities purchased under agreements to resell decreased 28 percent in 1997 compared to a 36 percent increase in 1996. The average balance of interest bearing deposits in other banks decreased 61 percent during 1997 from 1996 levels after decreasing 70 percent from 1995 to 1996.

DEPOSITS AND BORROWED FUNDS

  Changes in the Company's markets and the economy in general were also reflected in the liability mix during 1997. Average interest bearing deposits, the primary source of funding for the Company, made up 79 percent of total average interest bearing liabilities in 1997, down from 83 percent in 1996 and 81 percent in 1995. Contributing to the overall decrease in average interest bearing deposits relative to the prior year was the impact of investment alternatives pursued by customers in response to the continued strength of the stock and bond markets. In addition, the mix of average interest bearing deposits in 1997 shifted from demand deposits to savings due primarily to a program initiated by the Company during 1996. Under this program, deposit balances in certain NOW accounts above a certain threshold are transferred to savings accounts, thereby reducing the level of deposit reserves required to be maintained with the Federal Reserve. See Note 1, Cash and Due From Banks, in the "Notes to Consolidated Financial Statements" for a further discussion of reserve requirements maintained with the Federal Reserve. As a result of this program, during 1997 and 1996 NOW account balances averaging $626.4 million and $44.9 million, respectively, were transferred to the savings category. Contributing to the change in the mix of interest bearing liabilities in 1997 was a three percent decrease in average certificates of deposit less than $100,000 and other time deposits, offset in part by a one percent increase in average certificates of deposit of $100,000 or more.

  During 1996, the increase in average interest bearing deposits as a percentage of total interest bearing liabilities from the prior year was the result of increases in all interest bearing deposit categories. Savings deposits and certificates of deposit of $100,000 or more increased 33 percent and 10 percent, respectively, while demand deposits and certificates of deposit less than $100,000 and other time deposits showed more modest increases of 5 percent and 4 percent, respectively. The increases during 1996 were due primarily to internally generated growth with a portion of the increase due to merger and acquisition related activity.

  The following table summarizes the maturities of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 1997.

                          MATURITIES OF TIME DEPOSITS

                                        Certificates    Other Time
                                       of Deposit Over Deposits Over
                                          $100,000       $100,000      Total
                                       --------------- ------------- ----------
                                                    (in Thousands)
Three months or less..................    $364,008        $28,287    $  392,295
Over three through six months.........     128,285          2,000       130,285
Over six through twelve months........     265,743            --        265,743
Over twelve months....................     229,976            --        229,976
                                          --------        -------    ----------
                                          $988,012        $30,287    $1,018,299
                                          ========        =======    ==========

  In order to support earning asset growth of nine percent in 1997 and as a result of consumers choosing alternative investments other than deposits, the Company relied more heavily on borrowed funds in 1997. Borrowed funds consist of Federal Home Loan Bank ("FHLB") advances and other short-term borrowings, primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Included in other short-term borrowings are trading account short sales and the parent company's commercial paper. Average federal funds purchased increased $205 million, or 45 percent, and other short-term borrowings increased $30 million, or 17 percent, while average securities sold under agreements to repurchase showed a slight decrease of 3 percent during 1997. During 1997, the average balance of FHLB and other borrowings increased $372 million, or 59 percent, primarily as a result of additional FHLB advances of $1.2 billion, partially offset by repayments of $573 million. For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 5, FHLB and Other Borrowings, in the "Notes to Consolidated Financial Statements."

  During the first quarter of 1997, the Company supplemented its funding sources through the formation of a statutory business trust ("Compass Trust I") which issued capital securities ("Capital Securities") to institutional investors in the amount of $100 million. The proceeds from the issuance of the Capital Securities and the issuance of $3.1 million of common securities were concurrently used by Compass Trust I to purchase $103.1 million of guaranteed preferred beneficial interests in Company's junior subordinated deferrable interest debentures. The average balance of the Capital Securities is included in FHLB and other borrowings in the tables on pages 28 and 29. For a further discussion of Capital Securities, refer to Note 6, Capital Securities, in the "Notes to Consolidated Financial Statements."

  The Short-Term Borrowings table below shows the distribution of the Company's short-term borrowed funds and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year end for the last three years.

                             SHORT-TERM BORROWINGS

                                     Year Ended December 31
                           ------------------------------------------
                             Maximum                                  Average
                           Outstanding            Average             Interest
                             At Any     Average   Interest   Ending   Rate At
                            Month End   Balance     Rate    Balance   Year End
                           ----------- ---------- -------- ---------- --------
                                         (in Thousands)
1997
FEDERAL FUNDS PURCHASED... $1,124,246  $  665,956   5.44%  $  927,795   5.48%
SECURITIES SOLD UNDER
 AGREEMENTS TO
 REPURCHASE...............    364,682     243,040   5.11      241,372   5.12
SHORT SALES...............     96,372      57,991   6.00       52,080   5.83
COMMERCIAL PAPER..........     92,516      61,006   5.08       52,410   5.03
OTHER SHORT-TERM
 BORROWINGS...............    234,320      89,284   5.69       76,040   5.96
                           ----------  ----------          ----------
                           $1,912,136  $1,117,277          $1,349,697
                           ==========  ==========          ==========
1996
Federal funds purchased... $  658,925  $  460,648   5.27%  $  606,414   5.27%
Securities sold under
 agreements to
 repurchase...............    302,818     250,637   4.69      205,053   5.02
Short sales...............     61,907      35,024   5.84       36,703   6.06
Commercial paper..........    114,060      73,822   5.02       47,896   4.88
Other short-term
 borrowings...............    142,537      69,775   5.66      117,302   6.02
                           ----------  ----------          ----------
                           $1,280,247  $  889,906          $1,013,368
                           ==========  ==========          ==========
1995
Federal funds purchased... $  850,603  $  560,213   5.75%  $  779,258   5.51%
Securities sold under
 agreements to
 repurchase...............    317,315     271,788   4.97      295,391   4.90
Short sales...............     38,096      25,090   5.85       24,245   5.13
Commercial paper..........    188,677     125,891   5.85       57,312   5.38
Other short-term
 borrowings...............    133,628      40,625   5.49       34,719   5.74
                           ----------  ----------          ----------
                           $1,528,319  $1,023,607          $1,190,925
                           ==========  ==========          ==========

LIQUIDITY MANAGEMENT

  Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of the Subsidiary Banks' customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Subsidiary Banks would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities they serve. Additionally, the parent holding company requires cash for various operating needs including dividends to shareholders, business combinations, capital injections to the Subsidiary Banks, the servicing of debt and the payment of general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the Subsidiary Banks. At December 31, 1997, the Company's Subsidiary Banks could have paid additional dividends to the parent holding company in the amount of $139.3 million while continuing to meet the capital requirements for "well-capitalized" banks. Also, the parent holding company has access to various capital markets as evidenced by the issuance of the Capital Securities during the first quarter of 1997 and the issuance of subordinated debentures in 1994 and 1993. The parent holding company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

  Asset and liability management functions not only to assure adequate liquidity in order for the Subsidiary Banks to meet the needs of their customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can earn a return that meets the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In a banking environment, both assets and liabilities are considered sources of liquidity funding and are monitored on a daily basis.

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

  The liability portion of the balance sheet provides liquidity through various customers' interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and, basically, represent the Company's incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

  As disclosed in the Company's "Consolidated Statements of Cash Flows," net cash provided by operating activities decreased to $45 million primarily due to the increase in other assets offset by an increase in net income and trading account securities. Net cash used in investing activities of $859 million consisted primarily of net loans originated of $812 million and available-for-sale securities purchased of $1.8 billion, largely funded by maturities of investment securities held to maturity of $371 million, as well as sales and maturities of investment securities available for sale of $966 million and $552 million, respectively. Net cash provided by financing activities provided the remainder of funding sources for 1997. The $794 million of net cash provided by financing activities consisted primarily of a net increase of $584 million in FHLB advances and other borrowings, a $321 million increase in federal funds purchased, an increase of $36 million in securities sold under agreements to repurchase and the issuance of $100 million in Capital Securities offset partially by a reduction of $177 million in deposits and the payment of $62 million in dividends.

INTEREST RATE SENSITIVITY MANAGEMENT

  The Company's net interest income, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. The Company manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Management Committee ("ALCO"). The ALCO meets at least monthly and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company and the Subsidiary Banks.

  Management utilizes an interest rate simulation model to estimate the sensitivity of the Company's net interest income to changes in interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.

  The estimated impact on the Company's net interest income sensitivity over a one-year time horizon is shown below. Such analysis assumes an immediate and sustained parallel shift in interest rates, no balance sheet growth and the Company's estimate of how interest-bearing transaction accounts will reprice in each scenario.

                                              Percentage Increase (Decrease)
                          Principal/Notional    in Interest Income/Expense
                           Amount of Earning   Given Immediate and Sustained
                           Assets, Interest    Parallel Interest Rate Shifts
                          Bearing Liabilities ------------------------------------
                             and Swaps at        Down 100              Up 100
                           December 31, 1997   Basis Points         Basis Points
                          ------------------- ---------------      ---------------
                            (in Thousands)
Assets which reprice in:
  One year or less......     $  4,916,412                  (9.02)%              10.20%
  Over one year.........        7,248,264                  (3.20)                2.36
                             ------------
                             $ 12,164,676                  (5.67)                5.69
                             ============
Liabilities which
 reprice in:
  One year or less......     $  7,744,763                 (12.63)               16.86
  Over one year.........        2,614,615                  (4.58)                3.45
                             ------------
                             $ 10,359,378                 (10.06)               12.58
                             ============
Non-trading swaps.......     $  1,561,303                 (27.72)              (75.80)
                             ============
  Total net interest
   income sensitivity...                                   (1.60)               (2.60)

  The ALCO policy, with which the Company complies, is based on the same assumptions as the above table and provides that a 100 basis point increase or decrease in interest rates should not reduce net interest income by more than five percent. Certain financial instruments have been excluded from the above analysis because of the no-growth assumption, including letters of credit and commitments to extend credit. Trading account interest rate contracts and options and non-trading caps purchased have also been excluded because they have no material impact on net interest income.

  The Company enters into various interest rate contracts not held in the trading account ("interest rate protection products") to help manage the Company's interest sensitivity. Such contracts generally have a fixed notional principal amount and include interest rate swaps where the Company typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, generally prime rate or the London Interbank Offered Rate ("LIBOR") and interest rate caps and floors purchased or written where the Company receives or pays, respectively, interest if the specified index falls below the floor rate or rises above the cap rate. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with interest rate swaps, caps and floors and gains or losses in futures contracts classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized. A discussion of interest rate risks, credit risks and concentrations in off-balance sheet financial instruments is included in Note 7, Derivative Financial Instruments, of the "Notes to Consolidated Financial Statements." The following table details various information regarding interest rate protection contracts as of December 31, 1997.

                      INTEREST RATE PROTECTION CONTRACTS

                                                                       Weighted Weighted
                                                          Weighted     Average   Average
                                                        Average Rate*  Expected Repricing
                          Notional  Carrying Estimated  -------------  Maturity Frequency
                           Amount    Value   Fair Value Received Paid  (Years)   (Days)
                         ---------- -------- ---------- -------- ----  -------- ---------
                                 (in Thousands)
Non-trading interest
 rate contracts:
 Swaps:
  Pay fixed versus 3-
   month LIBOR.......... $  408,000  $   25    $ (492)    5.81%  5.85%   1.23       90
  Receive fixed versus
   3-month LIBOR........    950,000   1,836     6,551     6.77   5.87    4.08       90
  Receive fixed versus
   6-month LIBOR........     25,000      22        94     6.23   5.81    1.21      180
  Basis swaps+..........    178,303     858       196     6.45   6.56    5.65       65
 Caps purchased.........     60,000      89       --       --       *    0.36       90
                         ----------  ------    ------
                         $1,621,303  $2,830    $6,349
                         ==========  ======    ======

--------
+ On $128.3 million of a total notional amount of $178.3 million, the Company receives interest based on three-month LIBOR plus 84 basis points and pays interest based on the one-year Constant Maturity Treasury plus 150 basis points. On the remaining $50 million notional, the Company receives interest based on Prime minus 273.5 basis points and pays interest based on the three-month LIBOR.
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1997.

  The net interest amount received or paid on an interest rate protection contract represents an adjustment of the yield or rate on the respective asset or liability with which such contract is associated. The gain or loss on a terminated interest rate protection contract is deferred and amortized over the remaining term of the original contract as an adjustment of yield or rate on the asset or liability with which the original contract was associated. At year-end 1997, there were no deferred gains and $84,000 of deferred losses on terminated interest rate protection contracts, which will be recorded as net interest expense through 1999. The following table indicates the asset or liability category with which the non-trading interest rate protection contracts were associated at December 31, 1997.

     ASSETS/LIABILITIES ASSOCIATED WITH INTEREST RATE PROTECTION CONTRACTS

                                                     Notional Principal Associated With
                           Total    --------------------------------------------------------------------
                          Notional  Investment          Certificates Federal Funds   FHLB   Subordinated
                         Principal  Securities  Loans    of Deposit    Purchased   Advances  Debentures
                         ---------- ---------- -------- ------------ ------------- -------- ------------
                                                         (in Thousands)
Swaps:
 Pay fixed.............. $  408,000  $    --   $  8,000   $    --      $100,000    $300,000   $    --
 Receive fixed..........    975,000       --    700,000    150,000          --          --     125,000
 Basis swaps............    178,303   128,303       --      50,000          --          --         --
Caps purchased..........     60,000       --     60,000        --           --          --         --
                         ----------  --------  --------   --------     --------    --------   --------
                         $1,621,303  $128,303  $768,000   $200,000     $100,000    $300,000   $125,000
                         ==========  ========  ========   ========     ========    ========   ========

  In addition to interest rate protection contracts used to manage overall interest sensitivity, the Company also enters into interest rate contracts for the trading account. The primary purposes for using interest rate protection contracts in the trading account are to facilitate customer transactions and to protect cash market positions in the trading account against interest rate movement. Changes in the estimated fair value of contracts in the trading account are recorded in other noninterest income as trading account profits and commissions. Net interest amounts received or paid on interest rate contracts in the trading account are recorded as an adjustment of interest on trading account securities. The following table summarizes interest rate contracts held in the trading account at December 31, 1997.

                    TRADING ACCOUNT INTEREST RATE CONTRACTS

                                                                                Weighted
                                                        Weighted      Weighted   Average
                                                      Average Rate*   Average   Repricing
                         Notional Carrying Estimated  -------------   Years to  Frequency
                          Amount  Value++  Fair Value Received Paid  Expiration  (Days)
                         -------- -------- ---------- -------- ----  ---------- ---------
                                (in Thousands)
Trading interest rate
 contracts:
 Swaps:
  Receive fixed versus:
   1-month LIBOR........ $  5,000  $  77     $  77      6.23%  6.00%    2.02        30
   3-month LIBOR........    3,000    (11)      (11)     5.90   6.05     3.96        90
   Prime................      260     (2)       (2)     6.80   8.50     0.71        30
  Receive variable
   versus:
   1-month LIBOR........    5,000    (77)      (77)     6.00   6.23     2.02        30
 Caps:
  Purchased.............   61,000     50        50       --     *       1.45        71
  Written...............   49,400    (45)      (45)      *      --      1.26        56
 Floors:
  Purchased.............   71,000    264       264      0.06    *       2.01        70
  Written...............  100,000   (353)     (353)      *     0.10     1.65        70
                         --------  -----     -----
    Total............... $294,660  $ (97)    $ (97)
                         ========  =====     =====

--------
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1997. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.
++Positive carrying values represent assets of the Company while negative amounts represent liabilities.

  In addition to the interest rate contracts shown above, the Company uses other options and futures in the trading account. At December 31, 1997, the trading account contained other options purchased and written having weighted average expiration dates shorter than three months, with a notional balance of $10.5 million for purchased options and a notional balance of $5.0 million for written options and estimated fair values of $65,000 and $(31,000), respectively. Changes in the estimated fair value of these instruments are recorded in other noninterest income as trading account profits and commissions. The position of purchased options was taken in order to protect the market value of the trading account against rising short-term interest rates while maintaining limited risk to declining rates. At December 31, 1997, futures contracts having a notional principal of $69 million were also used to reduce the price sensitivity of the trading account.

CAPITAL RESOURCES

  Shareholders' equity increased 13 percent in 1997 after increasing 9 percent in 1996. Exclusive of the net change in unrealized holding gains (losses) on securities available for sale in both 1997 and 1996, net income after dividends accounted for substantially all of the increase in shareholders' equity.

  Dividends of $61.6 million were declared on the Company's common stock in 1997, representing a 22 percent increase over 1996. The 1997 annual dividend rate per common share, after adjusting for a three-for-two stock split effected in the form of a 50 percent stock dividend paid in April, 1997, was $0.947, an 11 percent increase over 1996. The dividend payout ratio for 1997 was 40 percent compared to 38 percent for 1996 and 36 percent for 1995. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. On February 16, 1998, the Company's Board of Directors approved an 11 percent increase in the annual dividend rate, raising it to $1.05 per common share for 1998. This marked the seventeenth consecutive year the Company has increased its dividend.

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

  Average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. Overall, the Company's capital position remains strong as the ratio of average shareholders' equity to average assets for 1997 was 7.13 percent compared to 6.94 percent in 1996 and
6.93 percent in 1995. As noted above, exclusive of the net change in unrealized holding gains (losses) on securities available for sale, the increase in shareholders' equity in 1997 and 1996 is due almost exclusively to the retention of earnings. In order to maintain this ratio at appropriate levels with continued growth in total average assets, a corresponding level of capital growth must be achieved. The table below summarizes these and other key ratios for the Company for each of the last three years.

                          RETURN ON EQUITY AND ASSETS

                                                               December 31
                                                            -------------------
                                                            1997   1996   1995
                                                            -----  -----  -----
Return on average assets...................................  1.23%  1.15%  1.15%
Return on average equity................................... 17.31  16.60  16.65
Dividend payout ratio...................................... 39.57  38.09  35.64
Average equity to average assets ratio.....................  7.13   6.94   6.93

  In addition to the capital ratios mentioned above, banking industry regulators have defined minimum regulatory capital ratios that the Company and the Subsidiary Banks are required to maintain. These risk-based capital guidelines take into consideration risk factors, as defined by the regulators, associated with various categories of assets, both on and off of the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I Capital is defined as common shareholders' equity, excluding the net unrealized holding gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), plus the Capital Securities, minus goodwill and other disallowed intangible assets. Other disallowed intangibles represent intangible assets, other than goodwill, recorded after February 19, 1992. Total Qualifying Capital is defined as Tier I Capital plus Tier II capital components, which include such items as qualifying allowance for loan losses and qualifying subordinated debt.

  At December 31, 1997, the Company's Tier I Capital and Total Qualifying Capital totaled $961 million and $1.2 billion, respectively. The percentage ratios, as calculated under the guidelines, were 9.84 percent and 12.36 percent for Tier I and Total Qualifying Capital, respectively, at year-end 1997, up from 8.70 percent and 11.41 percent at year-end 1996. These ratios are well within the minimum requirements of four percent for Tier I Capital and eight percent for Total Qualifying Capital. Tier I Capital increased in 1997 primarily as a result of the issuance of the Capital Securities in January, 1997, and the $94 million in earnings retained by the Company, net of dividends. While shareholders' equity increased 9 percent from December 31, 1995, to December 31, 1996, the increases in Tier I and Total Qualifying Capital were significantly less due to the addition of $70 million in intangibles resulting from the Company's purchase business combinations in 1996.

  Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), period-end goodwill and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. Even though core deposit intangibles and goodwill increased due to purchase business combinations completed during 1996 and 1994, the leverage ratio remained well within regulatory guidelines:
7.45 percent at year-end 1997; 6.19 percent at year-end 1996 and 6.78 percent at year-end 1995. The tangible leverage ratio was 7.33 percent at year-end 1997; 6.05 percent at year-end 1996 and 6.61 percent at year-end 1995. The increase in both the leverage ratio and the tangible leverage ratio in 1997 was due primarily to the issuance of the Capital Securities in January, 1997, while the decrease in 1996 of these ratios was due primarily to the substantial increase in intangibles resulting from the purchase business combinations completed by the Company in 1996.

  The following table shows the calculation of capital ratios for the Company for the last three years.

                                CAPITAL RATIOS

                                                     December 31
                                         -------------------------------------
                                            1997         1996         1995
                                         -----------  -----------  -----------
                                                   (in Thousands)
Risk-based capital:
  Tier I Capital........................ $   960,580  $   745,334  $   732,426
  Tangible Tier I Capital...............     944,304      727,023      711,930
  Total Qualifying Capital..............   1,207,049      977,217      948,789
Assets:
  Net risk-adjusted assets.............. $ 9,761,989  $ 8,565,672  $ 7,303,259
  Adjusted quarterly average assets.....  12,900,597   12,038,823   10,798,877
  Adjusted tangible quarterly average
   assets...............................  12,884,321   12,020,512   10,778,381
Ratios:
  Tier I Capital........................        9.84%        8.70%       10.03%
  Total Qualifying Capital..............       12.36        11.41        12.99
  Leverage..............................        7.45         6.19         6.78
  Tangible leverage.....................        7.33         6.05         6.61

  The regulatory capital ratios of the Company's Subsidiary Banks currently exceed the minimum ratios of 5 percent leverage capital, 6 percent Tier I Capital and 10 percent Total Qualifying Capital required in 1997 for "well-capitalized" banks as defined by federal regulators. The Company continually monitors these ratios to assure that the Subsidiary Banks exceed the guidelines. For further information regarding the regulatory capital ratios of the Company and the Subsidiary Banks, see Note 10, Regulatory Matters and Dividends from Subsidiaries, in the "Notes to Consolidated Financial Statements".

RESULTS OF OPERATIONS

NET INTEREST INCOME

  Net interest income is the principal component of a financial institution's income stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. The following discussion of net interest income is presented on a taxable equivalent basis, unless otherwise noted, to facilitate performance comparisons among various taxable and tax-exempt assets.

  Net interest income for 1997 increased 10 percent over 1996 while increasing 9 percent in 1996 over 1995. A nine percent increase in the volume of average earning assets, primarily total loans, coupled with a three basis point increase in the net yield were responsible for the increase in 1997. In 1996, an 11 percent increase in the volume of earning assets, primarily as a result of a 10 percent increase in both total investment securities and total loans, more than offset a 6 basis point decline in the net yield. The schedule on pages 30 and 31 provides the detail of changes in interest income, interest expense and net interest income due to changes in volumes and rates.

  Interest income increased 10 percent in 1997 and 9 percent in 1996 after increasing 24 percent in 1995. Interest income in 1997 grew as a result of a nine percent increase in the volume of average earning assets coupled with a three basis point increase in the average interest rate earned. A 13 percent increase in the volume of average loans and a 6 basis point decrease in yield accounted for the 12 percent increase in interest income on loans. Interest income on investment securities, including securities available for sale, increased two percent from 1996 to 1997. This increase resulted from a one percent increase in the average balance of total investment securities and a seven basis point increase in yield. Interest income on trading account securities increased 10 percent as a result of a 17 percent increase in the average balance.

  Total interest expense increased by nine percent in 1997 due to a nine percent increase in the average volume of interest bearing liabilities offset partially by a one basis point decrease in the rate paid on interest bearing liabilities. Interest expense on interest bearing deposits increased by one percent as the result of a three percent increase in the average volume and a nine basis point decrease in rate. The 40 percent increase in average borrowed funds, which includes interest bearing liabilities that are not classified as deposits, combined with a 4 basis point increase in rate resulted in a 40 percent increase in interest expense for this category. A 59 percent increase in the average balance of FHLB advances and other borrowings, which includes $100 million of Capital Securities, and a 45 percent increase in federal funds purchased were primarily responsible for the increase in averaged borrowed funds in comparison with the prior year.

  From 1995 to 1996, interest income increased 9 percent as a result of an 11 percent increase in the volume of average earning assets and a 15 basis point decrease in the yield on average earning assets. Interest income on loans rose 9 percent as a result of a 10 percent increase in average volume and a 13 basis point decrease in yield. Interest income on investment securities, including securities available for sale, increased 8 percent from 1995 to 1996 as a result of a 10 percent increase in average volume and an 11 basis point decrease in the yield on investment securities. A 38 percent increase in the average balance offset by a 70 basis point decrease in yield increased interest income on trading account securities by 26 percent in 1996.

  A 12 basis point decrease in the rate paid on interest bearing liabilities combined with an 11 percent increase in average volume resulted in an 8 percent increase in interest expense on interest bearing liabilities in 1996. A substantial portion of the increase in total interest expense was due to a 13 percent increase in interest expense on interest bearing deposits, resulting from a 14 percent increase in the average volume offset, in part, by a 5 basis point decrease in rate. A 25 basis point decrease in the rate paid on average borrowed funds, along with a 4 percent increase in average volume, resulted in a 7 percent decrease in interest expense for this category.

  Net interest income is commonly evaluated in terms of average rates using the net yield and the interest rate spread. The net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average total earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net yield increased three basis points to 4.11 percent in 1997 after decreasing three basis points to 4.08 percent in 1996. The moderate increase in net yield in 1997 was a function of the downward repricing of interest bearing deposits and FHLB and other borrowings which outpaced the downward repricing of loans and total investment securities. This is evidenced by the fact the yield on interest earning assets increased three basis points while the rate paid on interest bearing liabilities decreased by one basis point. At the same time, the portion of interest earning assets funded by interest bearing liabilities in 1997 was 85 percent, unchanged from 1996.

  During 1997, the net yield on interest earning assets was minimally impacted by the Company's use of interest rate contracts, primarily interest rate swaps and interest rate floors, increasing the taxable equivalent net yield on interest earning assets by three basis points. The greatest impact from the use of interest rate contracts was on the yield and interest income on loans where the net yield was increased by five basis points and interest income was increased by $4.3 million. At the same time, the impact of interest rate contracts on interest bearing liabilities was less significant, decreasing interest expense by less than $1 million. The impact of the use of interest rate contracts in 1997 was greater than in 1996 when the positive impact on the net yield on interest earning assets was one basis point. It is the Company's intention to continue to use interest rate contracts to manage its exposure to the changing interest rate environment in the future, although there can be no assurance that the impact of interest rate contracts on the earnings of future periods will be positive.

  The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During 1997, the net interest rate spread increased four basis points to 3.37 percent from the 1996 spread of 3.33 percent as the cost of interest bearing liabilities declined slightly while the yields earned on earning assets increased by three basis points. The decrease in 1996 was three basis points from 3.36 percent in 1995. See the accompanying tables entitled "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" and "Rate/Volume Variance Analysis" for more information.

  The following table presents certain interest rates without modification for tax equivalency. The table on pages 28 and 29 contains these same percentages on a taxable equivalent basis. Tax-exempt earning assets continue to make up a smaller percentage of total earning assets. As a result, the difference between these interest rates with and without modification for tax equivalency continues to narrow.

                                                         December 31
                                                   ----------------------------
                                                   1997  1996  1995  1994  1993
                                                   ----  ----  ----  ----  ----
Rate earned on interest earning assets............ 8.15% 8.11% 8.25% 7.75% 7.93%
Rate paid on interest bearing liabilities......... 4.81  4.82  4.94  3.89  3.60
Interest rate spread.............................. 3.34  3.29  3.31  3.86  4.33
Net yield on earning assets....................... 4.08  4.04  4.09  4.54  4.99

  Interest income, as reported in the "Consolidated Statements of Income", on a nominal yield basis increased in 1997 by $83.6 million while net interest income increased by $44.0 million. The two basis point increase in the net yield in 1997 was a result of an increase in the yields in the Company's interest earning assets and a slight decrease in the cost of interest bearing liabilities, as discussed earlier.

                        (INTENTIONALLY LEFT BLANK PAGE)

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

Taxable Equivalent Basis

                                          Year Ended December 31
                          ---------------------------------------------------------
                                     1997                         1996
                          ---------------------------- ----------------------------
                            AVERAGE    INCOME/  YIELD/   Average    Income/  Yield/
                            BALANCE    EXPENSE   RATE    Balance    Expense   Rate
                          -----------  -------- ------ -----------  -------- ------
                                              (in Thousands)
ASSETS
Earning assets:
 Loans, net of unearned
  income*...............  $ 8,277,033  $724,162  8.75% $ 7,316,748  $644,260  8.81%
 Investment securities:
 Taxable................    1,025,158    74,045  7.22      794,661    57,806  7.27
 Tax-exempt.............       84,930     7,319  8.62       88,410     7,976  9.02
                          -----------  --------        -----------  --------
  Total investment
   securities...........    1,110,088    81,364  7.33      883,071    65,782  7.45
 Investment securities
  available for sale....    2,045,412   134,976  6.60    2,233,594   145,872  6.53
 Trading account
  securities............      109,462     7,031  6.42       93,604     6,419  6.86
 Federal funds sold and
  securities purchased
  under agreements to
  resell................       99,829     5,252  5.26      138,010     7,244  5.25
 Interest bearing
  deposits with other
  banks.................          456        29  6.36        1,167        71  6.08
                          -----------  --------        -----------  --------
  Total earning assets..   11,642,280   952,814  8.18   10,666,194   869,648  8.15
Allowance for loan
 losses.................     (122,033)                    (117,274)
Unrealized gain (loss)
 on investment
 securities available
 for sale...............       (3,245)                      (3,216)
Cash and due from
 banks..................      482,294                      489,934
Other assets............      602,939                      465,948
                          -----------                  -----------
  Total assets..........  $12,602,235                  $11,501,586
                          ===========                  ===========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest bearing
 liabilities:
 Deposits:
 Demand.................  $   466,184    10,857  2.33  $   978,155    22,742  2.32
 Savings................    3,628,003   132,532  3.65    2,803,360   111,695  3.98
 Certificates of deposit
  less than $100,000 and
  other time deposits...    2,675,472   151,538  5.66    2,767,833   157,635  5.70
 Certificates of deposit
  of $100,000 or more...      966,556    55,716  5.76      953,276    54,442  5.71
                          -----------  --------        -----------  --------
  Total interest bearing
   deposits.............    7,736,215   350,643  4.53    7,502,624   346,514  4.62
 Federal funds
  purchased.............      665,956    36,213  5.44      460,648    24,255  5.27
 Securities sold under
  agreements to
  repurchase............      243,040    12,411  5.11      250,637    11,759  4.69
 Other short-term
  borrowings............      208,281    11,666  5.60      178,621     9,703  5.43
 FHLB and other
  borrowings............      997,347    62,936  6.31      625,722    42,002  6.71
                          -----------  --------        -----------  --------
  Total interest bearing
   liabilities..........    9,850,839   473,869  4.81    9,018,252   434,233  4.82
                                                 ----                         ----
Noninterest bearing
 demand deposits........    1,757,761                    1,614,488
Accrued expenses and
 other liabilities......       94,916                       70,794
Shareholders' equity....      898,719                      798,052
                          -----------                  -----------
  Total liabilities and
   shareholders'
   equity...............  $12,602,235                  $11,501,586
                          ===========                  ===========
Net interest income/net
 interest spread........                478,945  3.37%               435,415  3.33%
                                                 ====                         ====
Net yield on earning
 assets.................                         4.11%                        4.08%
                                                 ====                         ====
Taxable equivalent
 adjustment:
 Loans..................                    787                          884
 Investment securities..                  2,670                        2,956
 Investment securities
  available for sale....                    230                          334
 Trading account
  securities............                     93                           69
                                       --------                     --------
  Total taxable
   equivalent
   adjustment...........                  3,780                        4,243
                                       --------                     --------
Net interest income.....               $475,165                     $431,172
                                       ========                     ========

--------
* Loans on nonaccrual status have been included in the computation of average balances.

                                                                                                                  GROWTH RATE
                                                      Year Ended December 31                                   AVERAGE BALANCES
                         ------------------------------------------------------------------------------------ -------------------
                                    1995                         1994                        1993
                         ---------------------------- --------------------------- --------------------------- ONE YEAR FIVE YEAR
                           Average    Income/  Yield/  Average    Income/  Yield/  Average    Income/  Yield/  1996 -  COMPOUNDED
                           Balance    Expense   Rate   Balance    Expense   Rate   Balance    Expense   Rate    1997   1992-1997
                         -----------  -------- ------ ----------  -------- ------ ----------  -------- ------ -------- ----------
                                                          (in Thousands)
ASSETS
Earning assets:
 Loans, net of unearned
  income*............... $ 6,630,916  $593,023  8.94% $5,896,098  $492,494  8.35% $5,352,301  $456,484  8.53%   13.12%    12.20%
 Investment securities:
 Taxable................   1,725,045   129,240  7.49   1,074,309    80,957  7.54     953,115    69,903  7.33    29.01    (10.53)
 Tax-exempt.............      96,388     8,710  9.04     108,431    10,145  9.36     152,687    13,813  9.05    (3.94)   (13.72)
                         -----------  --------        ----------  --------        ----------  --------
  Total investment
   securities...........   1,821,433   137,950  7.57   1,182,740    91,102  7.70   1,105,802    83,716  7.57    25.71    (10.80)
 Investment securities
  available for sale....   1,022,153    58,144  5.69     882,502    45,509  5.16     556,701    34,200  6.14    (8.43)   105.64
 Trading account
  securities............      67,591     5,112  7.56     125,805     9,996  7.95     164,756     9,885  6.00    16.94      2.96
 Federal funds sold and
  securities purchased
  under agreements to
  resell................     101,135     6,163  6.09     169,766     7,045  4.15     136,880     3,970  2.90   (27.67)    (3.33)
 Interest bearing
  deposits with other
  banks.................       3,876       233  6.01      16,342       942  5.76      26,692     1,574  5.90   (60.93)   (55.75)
                         -----------  --------        ----------  --------        ----------  --------
  Total earning assets..   9,647,104   800,625  8.30   8,273,253   647,088  7.82   7,343,132   589,829  8.03     9.15     10.98
Allowance for loan
 losses.................    (112,139)                   (117,177)                   (105,951)                    4.06     10.68
Unrealized gain (loss)
 on investment
 securities available
 for sale...............      (6,702)                     (4,535)                         30                     0.90       --
Cash and due from
 banks..................     441,593                     411,888                     365,487                    (1.56)     7.53
Other assets............     412,084                     395,913                     357,439                    29.40     11.07
                         -----------                  ----------                  ----------
  Total assets.......... $10,381,940                  $8,959,342                  $7,960,137                     9.57     10.84
                         ===========                  ==========                  ==========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest bearing
 liabilities:
 Deposits:
 Demand................. $   927,271    23,370  2.52  $  906,941    20,957  2.31  $  758,855    17,861  2.35   (52.34)    (5.91)
 Savings................   2,110,294    80,825  3.83   2,009,700    62,068  3.09   1,890,270    53,914  2.85    29.42     15.37
 Certificates of deposit
  less than $100,000 and
  other time deposits...   2,650,037   150,947  5.70   2,011,246    96,398  4.79   1,666,442    82,589  4.96    (3.34)     9.44
 Certificates of deposit
  of $100,000 or more...     868,531    51,335  5.91     689,426    31,377  4.55     536,207    23,319  4.35     1.39     12.09
                         -----------  --------        ----------  --------        ----------  --------
  Total interest bearing
   deposits.............   6,556,133   306,477  4.67   5,617,313   210,800  3.75   4,851,774   177,683  3.66     3.11     10.68
 Federal funds
  purchased.............     560,213    32,222  5.75     378,938    17,288  4.56     409,227    12,480  3.05    44.57      1.48
 Securities sold under
  agreements to
  repurchase............     271,788    13,509  4.97     253,867     8,955  3.53     244,989     6,885  2.81    (3.03)    (2.32)
 Other short-term
  borrowings............     191,606    11,057  5.77     233,769    10,140  4.34     213,055     7,025  3.30    16.60      1.52
 FHLB and other
  borrowings............     547,701    38,160  6.97     360,994    18,970  5.25     279,449    11,888  4.25    59.39     84.75
                         -----------  --------        ----------  --------        ----------  --------
  Total interest bearing
   liabilities..........   8,127,441   401,425  4.94   6,844,881   266,153  3.89   5,998,494   215,961  3.60     9.23     11.22
                                                ----                        ----                        ----
Noninterest bearing
 demand deposits........   1,477,219                   1,430,777                   1,320,633                     8.87      8.64
Accrued expenses and
 other liabilities......      58,146                      42,843                      42,172                    34.07     12.77
Shareholders' equity....     719,134                     640,841                     598,838                    12.61     11.07
                         -----------                  ----------                  ----------
  Total liabilities and
   shareholders'
   equity............... $10,381,940                  $8,959,342                  $7,960,137                     9.57     10.84
                         ===========                  ==========                  ==========
Net interest income/net
 interest spread........               399,200  3.36%              380,935  3.93%              373,868  4.43%
                                                ====                        ====                        ====
Net yield on earning
 assets.................                        4.14%                       4.60%                       5.09%
                                                ====                        ====                        ====
Taxable equivalent
 adjustment:
 Loans..................                 1,118                       1,896                       2,188
 Investment securities..                 3,225                       3,386                       4,686
 Investment securities
  available for sale....                   243                         190                         277
 Trading account
  securities............                    55                          53                         108
                                      --------                    --------                    --------
  Total taxable
   equivalent
   adjustment...........                 4,641                       5,525                       7,259
                                      --------                    --------                    --------
Net interest income.....              $394,559                    $375,410                    $366,609
                                      ========                    ========                    ========

RATE/VOLUME VARIANCE ANALYSIS

Taxable Equivalent Basis

                                   Average Volume             Change in Volume      Average Rate
                         ---------------------------------- ---------------------  ----------------
                            1997        1996        1995    1997-1996  1996-1995   1997  1996  1995
                         ----------- ----------- ---------- ---------  ----------  ----  ----  ----
                                                (in Thousands)
EARNING ASSETS:
Loans, net of unearned
 income................. $ 8,277,033 $ 7,316,748 $6,630,916 $ 960,285  $  685,832  8.75% 8.81% 8.94%
Investment securities:
 Taxable................   1,025,158     794,661  1,725,045   230,497    (930,384) 7.22  7.27  7.49
 Tax-exempt.............      84,930      88,410     96,388    (3,480)     (7,978) 8.62  9.02  9.04
                         ----------- ----------- ---------- ---------  ----------
  Total investment
   securities...........   1,110,088     883,071  1,821,433   227,017    (938,362) 7.33  7.45  7.57
Investment securities
 available for sale.....   2,045,412   2,233,594  1,022,153  (188,182)  1,211,441  6.60  6.53  5.69
Trading account
 securities.............     109,462      93,604     67,591    15,858      26,013  6.42  6.86  7.56
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      99,829     138,010    101,135   (38,181)     36,875  5.26  5.25  6.09
Interest bearing
 deposits with other
 banks..................         456       1,167      3,876      (711)     (2,709) 6.36  6.08  6.01
                         ----------- ----------- ---------- ---------  ----------
 Total earning assets... $11,642,280 $10,666,194 $9,647,104 $ 976,086  $1,019,090  8.18  8.15  8.30
                         =========== =========== ========== =========  ==========
INTEREST BEARING
 LIABILITIES:
Deposits:
 Demand................. $   466,184 $   978,155 $  927,271 $(511,971) $   50,884  2.33  2.32  2.52
 Savings................   3,628,003   2,803,360  2,110,294   824,643     693,066  3.65  3.98  3.83
 Certificates of deposit
  less than $100,000 and
  other time deposits...   2,675,472   2,767,833  2,650,037   (92,361)    117,796  5.66  5.70  5.70
 Certificates of deposit
  of $100,000 or more...     966,556     953,276    868,531    13,280      84,745  5.76  5.71  5.91
                         ----------- ----------- ---------- ---------  ----------
  Total interest bearing
   deposits.............   7,736,215   7,502,624  6,556,133   233,591     946,491  4.53  4.62  4.67
Federal funds
 purchased..............     665,956     460,648    560,213   205,308     (99,565) 5.44  5.27  5.75
Securities sold under
 agreements to
 repurchase.............     243,040     250,637    271,788    (7,597)    (21,151) 5.11  4.69  4.97
Other short-term
 borrowings.............     208,281     178,621    191,606    29,660     (12,985) 5.60  5.43  5.77
FHLB and other
 borrowings.............     997,347     625,722    547,701   371,625      78,021  6.31  6.71  6.97
                         ----------- ----------- ---------- ---------  ----------
 Total interest bearing
  liabilities........... $ 9,850,839 $ 9,018,252 $8,127,441 $ 832,587  $  890,811  4.81  4.82  4.94
                         =========== =========== ========== =========  ==========  ----  ----  ----
 Net interest income/net
  interest spread.......                                                           3.37% 3.33% 3.36%
                                                                                   ====  ====  ====
 Net yield on earning
  assets................                                                           4.11% 4.08% 4.14%
                                                                                   ====  ====  ====
 Net cost of funds......                                                           4.07% 4.07% 4.16%
                                                                                   ====  ====  ====

                           Interest Income/Expense         Variance
                         --------------------------- --------------------
                           1997      1996     1995   1997-1996  1996-1995
                         --------  -------- -------- ---------  ---------
                                         (in Thousands)
EARNING ASSETS:
Loans, net of unearned
 income.................  $724,162  $644,260 $593,023 $ 79,902   $ 51,237
Investment securities:
 Taxable................    74,045    57,806  129,240   16,239    (71,434)
 Tax-exempt.............     7,319     7,976    8,710     (657)      (734)
                          --------  -------- -------- --------   --------
  Total investment
   securities...........    81,364    65,782  137,950   15,582    (72,168)
Investment securities
 available for sale.....   134,976   145,872   58,144  (10,896)    87,728
Trading account
 securities.............     7,031     6,419    5,112      612      1,307
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     5,252     7,244    6,163   (1,992)     1,081
Interest bearing
 deposits with other
 banks..................        29        71      233      (42)      (162)
                          --------  -------- -------- --------   --------
 Total earning assets...   952,814   869,648  800,625   83,166     69,023
INTEREST BEARING
 LIABILITIES:
Deposits:
 Demand.................    10,857    22,742   23,370  (11,885)      (628)
 Savings................   132,532   111,695   80,825   20,837     30,870
 Certificates of deposit
  less than $100,000 and
  other time deposits...   151,538   157,635  150,947   (6,097)     6,688
 Certificates of deposit
  of $100,000 or more...    55,716    54,442   51,335    1,274      3,107
                          --------  -------- -------- --------   --------
  Total interest bearing
   deposits.............   350,643   346,514  306,477    4,129     40,037
Federal funds
 purchased..............    36,213    24,255   32,222   11,958     (7,967)
Securities sold under
 agreements to
 repurchase.............    12,411    11,759   13,509      652     (1,750)
Other short-term
 borrowings.............    11,666     9,703   11,057    1,963     (1,354)
FHLB and other
 borrowings.............    62,936    42,002   38,160   20,934      3,842
                          --------  -------- -------- --------   --------
 Total interest bearing
  liabilities...........   473,869   434,233  401,425   39,636     32,808
                          --------  -------- -------- --------   --------
 Net interest income/net
  interest spread.......  $478,945  $435,415 $399,200 $ 43,530   $ 36,215
                          ========  ======== ======== ========   ========

                                       Variance Attributed to
                          ------------------------------------------------------
                                    1997                        1996
                          --------------------------  --------------------------
                           VOLUME    RATE      MIX     Volume    Rate      Mix
                          --------  -------  -------  --------  -------  -------
EARNING ASSETS:
Loans, net of unearned
 income.................  $ 84,556  $(4,112) $  (542) $ 61,336  $(9,151) $  (948)
Investment securities:
 Taxable................    16,767     (409)    (119)  (69,704)  (3,755)   2,025
 Tax-exempt.............      (314)    (357)      14      (721)     (14)       1
                          --------  -------  -------  --------  -------  -------
  Total investment
   securities...........    16,453     (766)    (105)  (70,425)  (3,769)   2,026
Investment securities
 available for sale.....   (12,290)   1,523     (129)   68,912    8,611   10,205
Trading account
 securities.............     1,087     (407)     (68)    1,967     (477)    (183)
Federal funds sold and
 securities purchased
 under agreements to
 resell.................    (2,004)      17       (5)    2,247     (854)    (312)
Interest bearing
 deposits with other
 banks..................       (43)       3       (2)     (163)       3       (2)
                          --------  -------  -------  --------  -------  -------
 Total earning assets...    87,759   (3,742)    (851)   63,874   (5,637)  10,786

INTEREST BEARING
 LIABILITIES:
Deposits:
 Demand.................   (11,903)      38      (20)    1,282   (1,811)     (99)
 Savings................    32,856   (9,288)  (2,731)   26,544    3,256    1,070
 Certificates of deposit
  less than $100,000 and
  other time deposits...    (5,260)    (864)      27     6,710      (21)      (1)
 Certificates of deposit
  of $100,000 or more...       758      509        7     5,009   (1,734)    (168)
                          --------  -------  -------  --------  -------  -------
  Total interest bearing
   deposits.............    16,451   (9,605)  (2,717)   39,545     (310)     802
Federal funds
 purchased..............    10,810      794      354    (5,727)  (2,724)     484
Securities sold under
 agreements to
 repurchase.............      (356)   1,040      (32)   (1,051)    (758)      59
Other short-term
 borrowings.............     1,611      302       50      (749)    (649)      44
FHLB and other
 borrowings.............    24,946   (2,517)  (1,495)    5,436   (1,395)    (199)
                          --------  -------  -------  --------  -------  -------
 Total interest bearing
  liabilities...........    53,462   (9,986)  (3,840)   37,454   (5,836)   1,190
                          --------  -------  -------  --------  -------  -------
 Net interest income/net
  interest spread.......  $ 34,297  $ 6,244  $ 2,989  $ 26,420  $   199  $ 9,596
                          ========  =======  =======  ========  =======  =======

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

  The economic outlook for the states in which the Company does business is optimistic in the midst of an improvement of the economy overall. On a regional basis, however, any economic slowdown in the Subsidiary Banks' markets could have an effect on most regional bank holding companies and could impact overall asset growth. Such an economic slowdown would probably also have a negative impact on real estate lending as well as the level of net charge-offs and delinquencies.

  Since an economic slowdown could have an adverse effect on property values and, for commercial development projects, cause an increase in vacancy rates, the possibility exists for write-downs, charge-offs and the transfer of currently performing loans to a nonaccrual status in the real estate and commercial loan categories. The mix of loans in the construction and development portfolios are diversified in areas such as office buildings, retail stores and malls, apartment buildings, health care facilities and industrial warehouses. In addition, the Subsidiary Banks' specialized real estate lending areas review, approve and monitor large real estate credits on a continuing basis.

  Loan review procedures, including such techniques as loan grading and on-site reviews, are constantly utilized by the Company's loan review department in order to ensure that potential problem loans are identified early in order to lessen any potentially negative impact such problem loans may have on the Company's earnings. Automated loan reports are prepared and used in conjunction with the identification and monitoring of such loans on a monthly basis. Management's involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally by the loan review department whose work is supplemented by regulatory agencies that provide an additional level of review on an annual basis. Such internal review procedures are quantified in monthly and quarterly reports to senior management and are used in determining whether such loans represent potential loss to the Company. Special reports are prepared for consumer installment loans to identify trends unique to that portfolio. A determination of a potential loss will result in a charge to the provision for loan losses, thereby increasing the allowance for loan losses available for potential risk. Management monitors the entire loan portfolio, including loans acquired in business combinations, in an attempt to identify problem loans so that risks in the portfolio can be timely identified and an appropriate allowance maintained.

  As shown in the following table, net loan charge-offs in 1997 were $22.5 million, or 0.27 percent of average loans, compared with $19.1 million, or
0.26 percent of average loans, in 1996 and $11.2 million, or 0.17 percent of average loans, in 1995. The increase in the level of net charge-offs in 1997 was concentrated in the consumer installment, commercial real estate mortgages and commercial, financial and agricultural portfolios. The increase in net charge-offs in 1996 was attributable to increases in the consumer installment and commercial, financial and agricultural portfolios, while the increase in 1995 was the result of increased net charge-offs in all loan categories with the exception of residential real estate mortgages. During 1997, net charge-offs of commercial real estate mortgages and commercial, financial and agricultural loans increased by $636,000 and $400,000, respectively, and net charge-offs of consumer installment loans increased by $2.3 million. The Company's consumer installment portfolio was impacted by the continuing nationwide deterioration in consumer credit quality, as indicated by the increasingly high number of bankruptcies. Net charge-offs for the credit card portfolio, which represented only three percent of the Company's loan portfolio, increased as a percentage of average volume from 3.92 percent in 1996 to 4.21 percent in 1997. Net charge-offs as a percentage of loans in the Company's indirect consumer installment portfolio, consisting primarily of new and used automobile loans, was relatively unchanged from 0.28 percent in 1996 to 0.27 percent in 1997.

  The following table sets forth information with respect to the Company's loans and the allowance for loan losses for the last five years.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                            1997        1996        1995        1994        1993
                         ----------  ----------  ----------  ----------  ----------
                                             (in Thousands)
Average loans, net of
 unearned income,
 outstanding during the
 year................... $8,277,033  $7,316,748  $6,630,916  $5,896,098  $5,352,301
                         ==========  ==========  ==========  ==========  ==========
Allowance for loan
 losses, beginning of
 year................... $  122,115  $  113,805  $  113,363  $  116,527  $   89,998
Charge-offs:
  Commercial, financial
   and agricultural.....      6,924       6,385       5,227       4,216       5,730
  Real estate --
    construction........         66          38         385          70         660
  Real estate -- mort-
   gage:
    Residential.........      1,171       1,328         491         486         897
    Commercial..........      1,227         584       1,339       1,065         927
  Consumer installment..     19,503      16,576      11,012      10,874      12,456
                         ----------  ----------  ----------  ----------  ----------
      Total.............     28,891      24,911      18,454      16,711      20,670
Recoveries:
  Commercial, financial
   and agricultural.....      1,624       1,485       2,561       3,548       4,403
  Real estate --
    construction........        184         229         155          57          50
  Real estate --
    mortgage:
    Residential.........        216         380         219         171         337
    Commercial..........        249         242          84         207         511
  Consumer installment..      4,102       3,497       4,213       3,959       3,929
                         ----------  ----------  ----------  ----------  ----------
      Total.............      6,375       5,833       7,232       7,942       9,230
                         ----------  ----------  ----------  ----------  ----------
      Net charge-offs...     22,516      19,078      11,222       8,769      11,440
Provision charged to
 income.................     22,412      20,215      11,664       4,357      36,365
Additions due to
 acquisitions...........        --        7,173         --        1,248       1,604
                         ----------  ----------  ----------  ----------  ----------
Allowance for loan
 losses, end of year.... $  122,011  $  122,115  $  113,805  $  113,363  $  116,527
                         ==========  ==========  ==========  ==========  ==========
Net charge-offs to
 average loans
 outstanding............        .27%        .26%        .17%        .15%        .21%

  When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance for loan losses at December 31, 1997, was $122.0 million, or 1.41 percent of loans, compared with $122.1 million, or 1.55 percent of loans, at December 31, 1996, and $113.8 million, or 1.64 percent of loans, at December 31, 1995. As shown in the table below, management determined that at December 31, 1997, approximately 20 percent of the allowance for loan losses was related to commercial, financial and agricultural loans, 22 percent was associated with real estate loans and 27 percent was related to consumer installment loans. Approximately 31 percent of the allowance remained unallocated to any specific category due to uncertainties related to loan portfolios acquired in connection with business combinations with regard to underwriting standards and other factors. While additional provision is provided with respect to these loans when identified as nonperforming, the corresponding portion of the allowance remains a component of the total allowance upon a loan's return to performing status. The amount of the allowance allocated to impaired loans by loan category is presented in the table on page 35.

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                 December 31
                          -----------------------------------------------------------------------------------------
                                1997              1996              1995              1994              1993
                          ----------------- ----------------- ----------------- ----------------- -----------------
                                   PERCENT           Percent           Percent           Percent           Percent
                           AMOUNT  OF TOTAL  Amount  of Total  Amount  of Total  Amount  of Total  Amount  of Total
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                               (in Thousands)
Commercial, financial
 and agricultural.......  $ 24,660   20.2%  $ 19,538   16.0%  $ 16,274   14.3%  $ 14,737   13.0%  $ 15,731   13.5%
Real estate --
  construction..........     6,181    5.0      5,495    4.5      3,756    3.3      4,648    4.1      5,127    4.4
Real estate -- mortgage:
 Residential............    11,468    9.4     11,601    9.5     10,129    8.9      5,668    5.0      3,496    3.0
 Commercial.............     8,877    7.3     10,502    8.6     16,046   14.1     13,830   12.2     17,246   14.8
Consumer installment....    33,392   27.4     26,621   21.8     22,419   19.7     21,426   18.9     18,878   16.2
Unallocated.............    37,433   30.7     48,358   39.6     45,181   39.7     53,054   46.8     56,049   48.1
                          --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
                          $122,011  100.0%  $122,115  100.0%  $113,805  100.0%  $113,363  100.0%  $116,527  100.0%
                          ========  =====   ========  =====   ========  =====   ========  =====   ========  =====

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

  Nonperforming assets at December 31, 1997, were $35.4 million, an increase of $5.0 million from year-end 1996. Nonperforming loans increased $6.4 million from year-end 1996 to $28.9 million. The increase in nonperforming assets in 1997 was due, in part, to nonperforming assets acquired in connection with business combinations completed during 1997. During 1997, $7.8 million of loans were transferred to other real estate owned ("ORE") offset by total sales of other real estate owned of $9.4 million. Of these sales, $8.4 million were cash sales while $1.0 million represented loans originated by the Subsidiary Banks to facilitate the sale of other real estate. During 1996, loans transferred to other real estate owned totaled $7.6 million, cash sales were $4.1 million and loans to facilitate the sale of other real estate owned were $1.8 million.

  Even though the stabilization in the commercial real estate market in the Southeastern part of the country continued during 1997, management will continue to monitor the Company's real estate and commercial loan portfolio during 1998. Particular attention will be focused on those credits identified by the loan monitoring and review process. Management continues to emphasize the need to maintain a low level of nonperforming assets and to return current nonperforming assets to a performing status.

  Renegotiated loans decreased $257,000 from year-end 1996 while foreclosed real estate declined $1.4 million for the year. Loans past due 90 days or more increased $3.9 million compared to the 1996 year-end level. Other foreclosed or repossessed assets at year-end 1997 totaled approximately $420,000.

  At December 31, 1997, nonperforming assets were 0.41 percent of loans outstanding and foreclosed real estate held for sale compared to 0.39 percent at year-end 1996. Nonaccrual loans and renegotiated loans as a percentage of loans outstanding at year-end 1997 were 0.30 percent and 0.03 percent, respectively.

  The following table summarizes the Company's nonperforming assets for each of the last five years. Also provided are tables which detail nonaccrual loans and loans with terms modified in troubled debt restructurings at December 31, 1997 and 1996.

                             NONPERFORMING ASSETS

                                                 December 31
                                   -------------------------------------------
                                    1997     1996     1995     1994     1993
                                   -------  -------  -------  -------  -------
                                               (in Thousands)
Nonaccrual loans.................  $26,568  $19,955  $13,036  $12,940  $13,104
Renegotiated loans...............    2,334    2,591    1,070    1,597    7,450
                                   -------  -------  -------  -------  -------
    Total nonperforming loans....   28,902   22,546   14,106   14,537   20,554
Other real estate................    6,483    7,883   10,250    8,579   23,224
                                   -------  -------  -------  -------  -------
    Total nonperforming assets...  $35,385  $30,429  $24,356  $23,116  $43,778
                                   =======  =======  =======  =======  =======
Accruing loans 90 days or more
 past due........................  $12,995  $ 9,091  $ 5,957  $ 4,551  $ 4,324
Total nonperforming loans as a
 percentage of loans.............      .33%     .29%     .20%     .23%     .36%
Total nonperforming assets as a
 percentage of loans and ORE.....      .41      .39      .35      .36      .76
Loans 90 days or more past due as
 a percentage of loans...........      .15      .12      .09      .07      .08

  Details of nonaccrual loans at December 31, 1997 and 1996 appear below:

                                                                 1997    1996
                                                                ------- -------
                                                                (in Thousands)
Principal balance.............................................. $26,568 $19,955
Interest that would have been recorded under original terms....   2,618   1,884
Interest actually recorded.....................................   1,158     619

  Details of loans with terms modified in troubled debt restructurings at December 31, 1997 and 1996 appear below:

                                                                 1997    1996
                                                                ------- -------
                                                                (in Thousands)
Principal balance..............................................  $2,334  $2,591
Interest that would have been recorded under original terms....     175     226
Interest actually recorded.....................................     132     181

  Detailed in the table below are loans designated by the Company as impaired, as defined by Financial Accounting Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Financial Accounting Statement No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures, ("FAS114"), at December 31, 1997, by loan category:

                            Nonaccrual         Accruing
                          Impaired Loans    Impaired Loans    Total     Total
                         ----------------- ----------------- Impaired  Related
                         Balance Allowance Balance Allowance  Loans   Allowance
                         ------- --------- ------- --------- -------- ---------
                                             (in Thousands)
Commercial, financial
 and agricultural....... $6,379   $  992   $ 4,308  $1,396   $10,687   $2,388
Real estate --
  construction..........    856       74       355      20     1,211       94
Real estate mortgage:
  Residential...........    476       35       --      --        476       35
  Commercial............  2,042      369     9,343     829    11,385    1,198
Consumer installment....    --       --        --      --        --       --
                         ------   ------   -------  ------   -------   ------
    Total............... $9,753   $1,470   $14,006  $2,245   $23,759   $3,715
                         ======   ======   =======  ======   =======   ======

  At December 31, 1997, impaired loans totaled $23.8 million with a total related allowance of $3.7 million. Of these amounts, nonaccrual impaired loans totaled $9.8 million with a related allowance of $1.5 million. Of the $14.0 million in accruing impaired loans, there were loans totaling approximately $400,000 for which there was no related allowance.

  Impaired loans totaled $25.7 million at December 31, 1996, with a total related allowance of $4.8 million, with nonaccrual impaired loans totaling $8.1 million with a related allowance of approximately $1.5 million. Included in the $17.6 million of accruing impaired loans were loans totaling approximately $200,000 for which there was no related allowance.

  As indicated in the table, $9.8 million of the $26.6 million of total nonaccrual loans at December 31, 1997, were considered impaired. The balance of nonaccrual loans consisted of residential mortgages, credit card receivables and consumer installment loans, primarily direct and indirect automobile loans, that meet the definition of smaller balance, homogeneous loans which are excluded from the scope of FAS114.

NONINTEREST INCOME

  Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, profits and commissions earned through securities and insurance sales, and trading activities. In addition, gains and losses realized from the sale of investment portfolio securities are included in noninterest income. Noninterest income totaled $181.5 million in 1997, an increase of 12 percent from the prior year, and $161.4 million in 1996, an increase of 20 percent from that reported in 1995.

                              NONINTEREST INCOME

                                   Year Ended December 31     Percent Change
                                 -------------------------- -------------------
                                   1997     1996     1995   1997/1996 1996/1995
                                 -------- -------- -------- --------- ---------
                                       (in Thousands)
Service charges on deposit
 accounts......................  $ 70,944 $ 64,196 $ 58,801    10.5%      9.2%
Trust fees.....................    16,062   17,342   16,800    (7.4)      3.2
Trading account profits and
 commissions...................    14,379   13,854   12,269     3.8      12.9
Investment securities gains,
 net...........................     7,443    9,575    2,635   (22.3)    263.4
Retail investment sales
 income........................    16,557   12,805    9,014    29.3      42.1
Credit card service charges and
 fees..........................    12,451   10,701    8,764    16.4      22.1
Other..........................    43,631   32,918   25,882    32.5      27.2
                                 -------- -------- --------
  Total noninterest income.....  $181,467 $161,391 $134,165    12.4      20.3
                                 ======== ======== ========

  Included in the results above are nonrecurring items of $8.8 million in 1997, $13.7 million in 1996 and $4.6 million in 1995. Nonrecurring items of noninterest income include gains on sales of investment securities, gains on the sale of premises and equipment and other real estate owned, gains on the sales of branches and gains on loan settlements. Nonrecurring items represented four percent of total noninterest income in 1997, eight percent in 1996 and three percent in 1995. The net gains on sales of investment securities totaled $7.4 million in 1997, $9.6 million in 1996 and $2.6 million in 1995, while gains on sales of branches totaled $2.5 million in 1996. After adjusting for the nonrecurring items, noninterest income for 1997 totaled $172.7 million, an increase of $25.0 million or 17 percent, over the adjusted total of $147.7 million in 1996. After similarly adjusting for nonrecurring items, 1996 noninterest income increased $18.1 million, or 14 percent, relative to 1995.

  Fee income from service charges on deposit accounts increased 11 percent in 1997 following a 9 percent increase in 1996. Continued emphasis on low cost checking account services, appropriate pricing for transaction deposit accounts and fee collection practices for other deposit services contributed to the increased levels of income for both years. Increases during 1997 and 1996 were further influenced by the increase in both the number of accounts and balances outstanding in transaction deposit accounts.

  Trading account profits and commissions increased by $525,000 and $1.6 million in 1997 and 1996, respectively. For 1997, trading account profits related specifically to derivative securities were approximately $1.0 million, consisting of $800,000 of profits related to collateralized mortgage obligations held in the trading account and $200,000 of profits on non-CMO derivative securities, specifically options and interest rate swaps, caps and floors. It should be noted that changes in the trading account profits and commissions in future years cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will continue at their current levels. For a discussion of interest rate contracts held in the trading account and the composition of the trading account at December 31, 1997, see page 16.

  Retail investment sales income, comprised primarily of mutual fund and annuity sales income, increased 29 percent in 1997 and 42 percent in 1996 reflecting management's continued efforts to increase sales in this area. Credit card service charge and fee income increased 16 percent in 1997 after increasing 22 percent in 1996. An increase in merchants' discounts accounted for the increase in 1997 while the increase in 1996 also included an increase in annual credit card fees.

  Other noninterest income increased 33 percent in 1997 and 27 percent in 1996. Included in other noninterest income are ATM surcharge fees, insurance fees and commissions, income from mortgage banking operations and correspondent services fees.

NONINTEREST EXPENSE

  Noninterest expense totaled $395.7 million in 1997, an increase of 9 percent from the prior year, and $364.3 million in 1996, an increase of 10 percent from that reported in 1995. Total salaries, benefits and commissions, as reflected in the "Consolidated Statements of Income", increased 12 percent in 1997 and 1996. Salaries increased 15 percent during 1997 and 11 percent in 1996 due to normal increases relating to additions to staff, merit increases and the completion of five business combination accounted for as purchases during 1996, while the increase in 1997 also reflected an increase in incentive bonuses of $5.9 million, or 70 percent. During 1997, other personnel expense, consisting primarily of employee benefits, decreased 6 percent after increasing 20 percent in 1996. The increase in other personnel expense during 1996 was due to increased pension plan and ESOP expense.

                              NONINTEREST EXPENSE

                                   Year Ended December 31     Percent Change
                                 -------------------------- -------------------
                                   1997     1996     1995   1997/1996 1996/1995
                                 -------- -------- -------- --------- ---------
                                       (in Thousands)
Salaries........................ $179,293 $155,647 $139,932    15.2%    11.2%
Commissions.....................    4,256    4,151    3,985     2.5      4.2
Other personnel expense.........   27,454   29,136   24,326    (5.8)    19.8
Net occupancy expense...........   30,292   27,107   25,484    11.7      6.4
Equipment expense...............   29,373   24,438   23,531    20.2      3.9
Marketing.......................    8,914    9,446    7,834    (5.6)    20.6
Professional services...........   32,120   26,409   26,271    21.6      0.5
Supplies........................   11,272    9,873    9,295    14.2      6.2
Amortization of intangibles.....   10,677    8,584    5,802    24.4     47.9
FDIC insurance..................    1,491   10,813   10,292   (86.2)     5.1
Other...........................   60,585   58,670   54,379     3.3      7.9
                                 -------- -------- --------
  Total noninterest expense..... $395,727 $364,274 $331,131     8.6     10.0
                                 ======== ======== ========

  Net occupancy expense increased by 12 percent in 1997 following a 6 percent increase in 1996. These increases were due principally to the aforementioned purchase business combinations completed during 1996, opening of new branches and normal renovation of existing properties. Equipment expense increased 20 percent in 1997 and 4 percent in 1996. The increase in equipment expense during 1997 reflected the Company's completion of a program started in 1996 to replace a majority of its core application systems with new technology necessary to support increased business growth and increased expenses associated with purchase business combinations.

  Federal Deposit Insurance Corporation ("FDIC") insurance expense totaled $1.5 million compared with $10.8 million in 1996 and $10.3 million in 1995. The decrease in FDIC insurance expense in 1997 was due to a substantial decrease in the statutory premium rates in 1995. Offsetting the decrease in the statutory premium rates in 1996 was a special one-time charge of $7.2 million incurred in the third quarter to provide for an assessment mandated by the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund. The amount of FDIC insurance premiums paid by the Subsidiary Banks is a function of both the Subsidiary Banks' deposit base and the rate at which insurance premiums are assessed by the FDIC, which is based, in part, on the capital adequacy of each bank. Because each of the Subsidiary Banks meets the regulatory definition of "well capitalized", this expense reflects the lowest possible assessment rate charged by the FDIC.

  Professional services expense increased 22 percent and supplies expense increased 14 percent due to the previously mentioned systems conversions. Amortization of intangibles increased 24 percent in 1997 after increasing 48 percent in 1996 as a result of purchase business combinations completed throughout 1996.

INCOME TAXES

  Income tax expense increased $7.3 million, or 10 percent, to $82.9 million for the year ended December 31, 1997. The effective tax rate as a percentage of pretax income was 34.8 percent in 1997, 36.3 percent in 1996 and 35.6 percent in 1995. The statutory federal rate was 35 percent during 1997, 1996 and 1995. The decrease in the effective tax rate for 1997 was primarily attributable to increased investment in tax-advantaged assets. For further information concerning the provision for income taxes, refer to Note 14, Income Taxes, of the "Notes to Consolidated Financial Statements".

YEAR 2000 ISSUES

  As with other companies, the Company has initiated a program to study the impact on its computer systems in order to be Year 2000 compliant. This study not only involves identifying any modifications or replacements of certain hardware and software maintained by the Company, but also receiving assurance from qualified, independent parties that the appropriate actions have or are being taken by third parties to remedy their Year 2000 issues for computer systems that the third party is responsible for maintaining and that are relied upon by the Company. In addition, the Company is also taking appropriate actions to receive assurance that its customers, principally commercial lending customers, are taking necessary steps to remedy their Year 2000 issues due to the fact that noncompliance could adversely effect their ability to repay borrowings to the Company.

  Under this program, the Company has identified the computer systems which will require either modification, upgrade or replacement. The Company anticipates that in-house personnel will be primarily responsible for completing these tasks and although outside contractors may be used, the costs will not be significant. As such, the Company believes that the planned modifications, upgrades and replacement of existing systems, along with third party confirmation, will be completed in a timely fashion to assure Year 2000 compliance, and any related costs will not have a material impact on the Company's results of operations, cash flows or financial condition in future periods.

OTHER ACCOUNTING ISSUES

  In 1996, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("FAS125"). FAS125 requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to cease to recognize them as financial assets when control has been surrendered in accordance with the criteria provided in FAS125. Subsequently, the FASB issued Financial Accounting Statement No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125, which deferred until January 1, 1998, the implementation of certain aspects of the original statement. The adoption of FAS125 is not expected to have a material impact on the financial condition or operating results of the Company. The Company will apply the new rules prospectively to transactions when required.

  Additionally in 1997, the FASB issued Financial Accounting Statement No. 130, Reporting Comprehensive Income, ("FAS130") and Financial Accounting Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FAS131"). FAS130 establishes reporting and presentation standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. FAS130 is effective for both interim and annual financial statements issued for periods beginning after December 15, 1997, and also applies to financial statements presented for prior periods. FAS131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision makers use to assess performance and make decisions about resource allocation. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. FAS131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. The Company adopted FAS130 and FAS131 on January 1, 1998, which did not result in a material impact on the financial condition or results of operations of the Company.

PENDING ACQUISITIONS

  For information on pending acquisitions, see the accompanying "Notes to Consolidated Financial Statements", Note 11, Business Combinations.

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

  Various information shown elsewhere in this Annual Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the compositions of the loan and securities portfolios, the data on the interest sensitivity of loans and deposits and the information related to off-balance sheet hedging activities discussed in Note 7, Derivative Financial Instruments, of the "Notes to Consolidated Financial Statements" should be considered.

ITEM 8 --  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................   41
Consolidated Balance Sheets at December 31, 1997 and 1996................   42
Consolidated Statements of Income for the years ended December 31, 1997,
 1996 and 1995...........................................................   43
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1997, 1996 and 1995........................................   44
Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1996 and 1995.....................................................   45
Summary of Significant Accounting Policies -- December 31, 1997, 1996 and
 1995....................................................................   46
Notes to Consolidated Financial Statements -- December 31, 1997, 1996 and
 1995....................................................................   52
Quarterly Results (Unaudited)............................................   76

                         INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Compass Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Compass Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Birmingham, Alabama
January 14, 1998

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            December 31
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
                                                          (in Thousands)
ASSETS
Cash and due from banks.............................. $   693,687  $   713,274
Interest bearing deposits with other banks...........         399          492
Investment securities (fair value of $1,019,354 and
 $1,128,747 for 1997 and 1996, respectively):
  Taxable............................................     921,679    1,027,673
  Tax-exempt.........................................      79,799       93,971
                                                      -----------  -----------
    Total investment securities......................   1,001,478    1,121,644
Investment securities available for sale (unrealized
 holding gain of $2,038 for 1997; unrealized holding
 loss of $2,784 for 1996)............................   2,309,710    2,120,674
Trading account securities...........................     112,460       91,453
Federal funds sold and securities purchased under
 agreements to resell................................      69,073      105,040
Loans................................................   8,676,966    7,886,009
Less: Unearned income................................      (5,410)      (9,337)
  Allowance for loan losses..........................    (122,011)    (122,115)
                                                      -----------  -----------
    Net loans........................................   8,549,545    7,754,557
Premises and equipment, net..........................     296,557      263,858
Other assets.........................................     426,646      261,231
                                                      -----------  -----------
    TOTAL ASSETS..................................... $13,459,555  $12,432,223
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing................................ $ 2,009,985  $ 1,907,204
  Interest bearing...................................   7,622,560    7,876,517
                                                      -----------  -----------
    Total deposits...................................   9,632,545    9,783,721
Federal funds purchased..............................     927,795      606,414
Securities sold under agreements to repurchase.......     241,372      205,053
Other short-term borrowings..........................     180,530      201,901
Accrued expenses and other liabilities...............     130,184       83,274
FHLB and other borrowings............................   1,287,121      702,771
Guaranteed preferred beneficial interests in
 Company's junior subordinated deferrable interest
 debentures (Note 6).................................     100,000          --
                                                      -----------  -----------
    Total liabilities................................  12,499,547   11,583,134
Shareholders' equity:
  Common stock of $2 par value:
    Authorized -- 100,000,000 shares;
    Issued -- 65,990,872 shares in 1997 and
     43,734,959 shares in 1996.......................     131,982       87,470
  Loans to finance stock purchases...................      (4,675)      (6,026)
  Unearned restricted stock..........................      (2,775)      (1,080)
  Surplus............................................      87,636       73,378
  Net unrealized holding gain (loss) on available-
   for-sale securities...............................         543       (2,890)
  Retained earnings..................................     747,297      698,237
                                                      -----------  -----------
    Total shareholders' equity.......................     960,008      849,089
Commitments (Notes 7 and 8)
                                                      -----------  -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....... $13,459,555  $12,432,223
                                                      ===========  ===========

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Year Ended December 31
                                         --------------------------------------
                                             1997         1996         1995
                                         ------------ ------------ ------------
                                          (in Thousands Except Per Share Data)
INTEREST INCOME:
  Interest and fees on loans............ $    723,375 $    643,376 $    591,905
  Interest on investment securities:
   Taxable..............................       74,045       57,806      129,240
   Tax-exempt...........................        4,649        5,020        5,485
                                         ------------ ------------ ------------
      Total interest on investment secu-
       rities...........................       78,694       62,826      134,725
  Interest on investment securities
   available for sale...................      134,746      145,538       57,901
  Interest on trading account
   securities...........................        6,938        6,350        5,057
  Interest on federal funds sold and
   securities purchased under agreements
   to resell............................        5,252        7,244        6,163
  Interest on interest bearing deposits
   with other banks.....................           29           71          233
                                         ------------ ------------ ------------
      TOTAL INTEREST INCOME.............      949,034      865,405      795,984
INTEREST EXPENSE:
  Interest on deposits..................      350,643      346,514      306,477
  Interest on federal funds purchased
   and securities sold under agreements
   to repurchase........................       48,624       36,014       45,731
  Interest on other short-term
   borrowings...........................       11,666        9,703       11,057
  Interest on FHLB and other
   borrowings...........................       55,140       42,002       38,160
  Interest on guaranteed preferred
   beneficial interests in Company's
   junior subordinated deferrable
   interest debentures..................        7,796          --           --
                                         ------------ ------------ ------------
      TOTAL INTEREST EXPENSE............      473,869      434,233      401,425
                                         ------------ ------------ ------------
      Net interest income...............      475,165      431,172      394,559
Provision for loan losses...............       22,412       20,215       11,664
                                         ------------ ------------ ------------
      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES........      452,753      410,957      382,895
NONINTEREST INCOME:
  Service charges on deposit accounts...       70,944       64,196       58,801
  Trust fees............................       16,062       17,342       16,800
  Trading account profits and
   commissions..........................       14,379       13,854       12,269
  Investment securities gains, net......        7,443        9,575        2,635
  Retail investment sales income........       16,557       12,805        9,014
  Credit card service charges and fees..       12,451       10,701        8,764
  Other.................................       43,631       32,918       25,882
                                         ------------ ------------ ------------
      TOTAL NONINTEREST INCOME..........      181,467      161,391      134,165
                                         ------------ ------------ ------------
NONINTEREST EXPENSE:
  Salaries, benefits and commissions....      211,003      188,934      168,243
  Net occupancy expense.................       30,292       27,107       25,484
  Equipment expense.....................       29,373       24,438       23,531
  FDIC insurance........................        1,491       10,813       10,292
  Other.................................      123,568      112,982      103,581
                                         ------------ ------------ ------------
      TOTAL NONINTEREST EXPENSE.........      395,727      364,274      331,131
                                         ------------ ------------ ------------
      Net income before income tax
       expense..........................      238,493      208,074      185,929
Income tax expense......................       82,930       75,630       66,179
                                         ------------ ------------ ------------
      NET INCOME........................ $    155,563 $    132,444 $    119,750
                                         ============ ============ ============
Basic earnings per share................ $       2.37 $       2.04 $       1.84
Basic weighted average shares
 outstanding............................       65,690       64,854       65,183
Diluted earnings per share.............. $       2.34 $       2.03 $       1.83
Diluted weighted average shares
 outstanding............................       66,514       65,355       65,585

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                          Net
                                                                                       Unrealized
                                                                                      Holding Gain
                                    Loans to                                           (Loss) on
                                     Finance                                Unearned   Available-      Total
                           Common     Stock            Retained  Treasury  Restricted   For-Sale   Shareholders'
                           Stock    Purchases Surplus  Earnings   Stock      Stock     Securities     Equity
                          --------  --------- -------  --------  --------  ---------- ------------ -------------
                                                            (in Thousands)
Balance, December 31,
 1994...................  $ 86,612   $(5,914) $61,387  $543,400  $    --    $   --      $(13,423)    $672,062
Net income -- 1995......       --        --       --    119,750       --        --           --       119,750
Cash common dividends
 declared ($.747 per
 share).................       --        --       --    (42,684)      --        --           --       (42,684)
Pre-merger transactions
 of pooled entities.....         1       --     2,562      (989)      --        --           --         1,574
Exercise of stock
 options................       458       --     2,569       --        --        --           --         3,027
Tax benefit of stock
 options exercised......       --        --       610       --        --        --           --           610
Repayment of loans to
 finance stock
 purchases, net of
 advances...............       --        286      --        --        --        --           --           286
Change in unrealized
 gain (loss) on
 securities available
 for sale...............       --        --       --        --        --        --        25,519       25,519
                          --------   -------  -------  --------  --------   -------     --------     --------
Balance, December 31,
 1995...................    87,071    (5,628)  67,128   619,477       --        --        12,096      780,144
Net income -- 1996......       --        --       --    132,444       --        --           --       132,444
Cash common dividends
 declared ($.853 per
 share).................       --        --       --    (50,454)      --        --           --       (50,454)
Pre-merger transactions
 of pooled entities.....       --        --     4,536    (3,093)      --        --           --         1,443
Exercise of stock
 options................       447       --     3,866      (137)      --        --           --         4,176
Issuance of restricted
 stock..................       --        --       --        --        --     (1,296)         --        (1,296)
Tax benefit of stock
 options exercised......       --        --       162       --        --        --           --           162
Loans to finance stock
 purchases, net of
 repayments.............       --       (398)     --        --        --        --           --          (398)
Amortization of
 restricted stock.......       --        --       --        --        --        216          --           216
Treasury shares
 purchased..............       --        --       --        --    (46,769)      --           --       (46,769)
Treasury shares issued
 for business
 combinations...........       (48)      --    (2,310)      --     46,769       --           --        44,411
Cash paid for fractional
 shares in business
 combinations...........       --        --        (4)      --        --        --           --            (4)
Change in unrealized
 gain (loss) on
 securities available
 for sale...............       --        --       --        --        --        --       (14,986)     (14,986)
                          --------   -------  -------  --------  --------   -------     --------     --------
Balance, December 31,
 1996...................    87,470    (6,026)  73,378   698,237       --     (1,080)      (2,890)     849,089
NET INCOME -- 1997......       --        --       --    155,563       --        --           --       155,563
CASH COMMON DIVIDENDS
 DECLARED ($.947 PER
 SHARE).................       --        --       --    (61,558)      --        --           --       (61,558)
STOCK SPLIT.............    43,826       --       --    (43,866)      --        --           --           (40)
PRE-MERGER TRANSACTIONS
 OF POOLED ENTITIES.....        15       --     6,474      (136)      --        --           --         6,353
SHARES ISSUED FOR
 OPTIONS................       545       --     3,892      (943)      --        --           --         3,494
ISSUANCE OF RESTRICTED
 STOCK..................       126       --     2,580       --        --     (2,706)         --           --
TAX BENEFIT OF STOCK
 OPTIONS EXERCISED......       --        --     1,778       --        --        --           --         1,778
REPAYMENT OF LOANS TO
 FINANCE STOCK
 PURCHASES, NET OF
 ADVANCES...............       --      1,351      --        --        --        --           --         1,351
AMORTIZATION OF
 RESTRICTED STOCK.......       --        --       --        --        --      1,011          --         1,011
SETTLEMENT OF REPURCHASE
 LIABILITY ASSOCIATED
 WITH 1996 TREASURY
 STOCK TRANSACTION......       --        --      (450)      --        --        --           --          (450)
CASH PAID FOR FRACTIONAL
 SHARES IN BUSINESS
 COMBINATIONS...........       --        --       (16)      --        --        --           --           (16)
CHANGE IN UNREALIZED
 GAIN (LOSS) ON
 SECURITIES AVAILABLE
 FOR SALE...............       --        --       --        --        --        --         3,433        3,433
                          --------   -------  -------  --------  --------   -------     --------     --------
BALANCE, DECEMBER 31,
 1997...................  $131,982   $(4,675) $87,636  $747,297  $    --    $(2,775)    $    543     $960,008
                          ========   =======  =======  ========  ========   =======     ========     ========

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31
                                          -------------------------------------
                                             1997         1996         1995
                                          -----------  -----------  -----------
                                                    (in Thousands)
OPERATING ACTIVITIES:
 Net income.............................  $   155,563  $   132,444  $   119,750
 Adjustments to reconcile net income to
  cash provided by operations:
 Depreciation and amortization..........       42,218       37,374       33,909
 Accretion of discount and loan fees....      (13,175)     (13,260)     (16,476)
 Provision for loan losses..............       22,412       20,215       11,664
 Net change in trading account
  securities............................      (21,007)      10,463      (43,904)
 Net change in mortgage loans available
  for sale..............................       (2,415)      (4,095)       2,462
 Deferred tax expense...................        3,868        2,699        2,390
 Net gain on sale of investment
  securities............................       (7,443)      (9,575)      (2,635)
 Net (gain) loss on sale of premises and
  equipment.............................         (433)         (46)         146
 Net gain on sale of other real estate
  owned.................................         (220)         (77)        (355)
 Provision for losses on other real
  estate owned, net of recoveries.......          167          221          530
 Gain on sale of branches...............          --        (2,515)         --
 (Increase) decrease in interest
  receivable............................      (11,590)       2,973       (1,900)
 Decrease in other assets...............     (163,332)      (7,293)      (8,078)
 Increase (decrease) in interest
  payable...............................        4,736         (690)      18,454
 Increase (decrease) in taxes payable...       13,871       (1,184)        (596)
 Increase (decrease) in other payables..       22,253       15,117       (3,839)
                                          -----------  -----------  -----------
  Net cash provided by operating
   activities...........................       45,473      182,771      111,522
INVESTING ACTIVITIES:
 Proceeds from maturities/calls of
  investment securities.................      371,219      232,916      466,483
 Purchases of investment securities.....     (131,411)    (341,387)      (4,302)
 Proceeds from sales of investment
  securities available for sale.........      966,125      812,193      704,227
 Proceeds from maturities/calls of
  investment securities available for
  sale..................................      551,867      497,260      155,219
 Purchases of investment securities
  available for sale....................   (1,812,966)  (1,297,749)  (1,459,617)
 Net (increase) decrease in federal
  funds sold and securities purchased
  under agreements to resell............       35,967      253,109     (226,249)
 Net increase in loan portfolio.........     (812,393)    (464,554)    (605,568)
 Net cash received (paid) in
  acquisitions of banks.................       22,216      (87,772)         --
 Sale of branches.......................          --       (47,273)         --
 Purchases of premises and equipment....      (57,753)     (33,953)     (28,581)
 Net decrease in interest bearing
  deposits with other banks.............           93        2,039        3,215
 Proceeds from sales of other real
  estate owned..........................        8,446        7,717        4,073
                                          -----------  -----------  -----------
  Net cash used by investing
   activities...........................     (858,590)    (467,454)    (991,100)
FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW
  accounts and savings accounts.........       70,990      651,860      376,735
 Net increase (decrease) in time
  deposits..............................     (247,631)     (93,657)     293,207
 Net increase (decrease) in federal
  funds purchased.......................      321,381     (176,271)     290,003
 Net increase (decrease) in securities
  sold under agreements to repurchase...       36,319      (90,338)     (63,957)
 Net increase (decrease) in short-term
  borrowings............................      (21,371)      56,566        9,678
 Proceeds from FHLB advances and other
  borrowings............................      898,500      162,500      175,904
 Repayment of FHLB advances and other
  borrowings............................     (314,242)     (50,378)     (79,269)
 Issuance of guaranteed preferred
  beneficial interests in Company's
  junior subordinated deferrable
  interest debentures...................      100,000          --           --
 Purchase of treasury shares............          --       (45,342)         --
 Common dividends paid..................      (61,558)     (50,454)     (42,684)
 Common dividends paid by pooled
  entities prior to acquisition.........         (136)        (330)        (851)
 Exercise of stock options of pooled
  entities prior to acquisition.........        6,489          --            23
 Repayment of loans to finance stock
  purchases.............................        2,598        2,564        2,343
 Cash paid in lieu of fractional
  shares................................          (56)         --           --
 Proceeds from issuance of common
  stock.................................          --           --            45
 Proceeds from exercise of stock
  options...............................        2,247          571        1,171
                                          -----------  -----------  -----------
  Net cash provided by financing
   activities...........................      793,530      367,291      962,348
                                          -----------  -----------  -----------
Net increase (decrease) in cash and due
 from banks.............................      (19,587)      82,608       82,770
Cash and due from banks at beginning of
 the year...............................      713,274      630,666      547,896
                                          -----------  -----------  -----------
Cash and due from banks at end of the
 year...................................  $   693,687  $   713,274  $   630,666
                                          ===========  ===========  ===========

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       DECEMBER 31, 1997, 1996 AND 1995

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

  Prior years' financial statements have been restated to reflect acquisitions consummated during 1997 accounted for using the pooling-of-interests method of accounting. Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition. Certain items in prior years' financial statements have been reclassified to conform with the current financial statement presentations.

BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of the Company and its subsidiaries, Compass Bank, the Company's lead bank subsidiary headquartered in Birmingham, Alabama, ("Compass Bank"), Compass Banks of Texas, which owns Compass Bank, headquartered in Houston, Texas, ("Compass Bank- Texas"), Central Bank of the South, (collectively, the "Subsidiary Banks"), Compass Land Holding Corporation and Compass Underwriters, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NATURE OF OPERATIONS

  The Company operates 223 branches in 101 cities in Alabama, Texas and Florida. The Company's branches in Alabama are located throughout the state while its Florida branches are concentrated in the Jacksonville area and in the Florida panhandle. In Texas, the Company's branches are primarily located in the state's four largest metropolitan areas of Houston, Dallas, San Antonio and Austin. The Company's primary source of income is interest income on loans made to individuals, small businesses and large corporations.

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

  It may take a number of years to finally resolve some of these pending legal proceedings due to their complexity and other reasons. It is difficult to determine with any certainty at this time the potential exposure from the proceedings. However, based upon the advice of legal counsel, management is of the opinion that the

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995

ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

SECURITIES

  Securities are held in three portfolios: (i) trading account securities,
(ii) held-to-maturity securities and (iii) securities available for sale. Trading account securities are stated at fair value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and ability to hold such securities until maturity. Investment securities available for sale are classified as such due to the fact that management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. Increases and decreases in the net unrealized gain (loss) on the portfolio of securities available for sale are reflected as adjustments to the carrying value of the portfolio and, for the tax-effected amounts, as adjustments to the separate component of shareholders' equity.

  Interest earned on investment securities held to maturity, investment securities available for sale and trading account securities is included in interest income. Net gains and losses on the sale of investment securities available for sale, computed principally on the specific identification method, are shown separately in noninterest income in the "Consolidated Statements of Income".

  As part of the Company's overall interest rate risk management, the Company uses interest rate futures, swaps, caps and floors. Interest rate futures contracts are accounted for as hedges provided the criteria in Financial Accounting Statement No. 80 ("FAS80"), Accounting for Futures Contracts, are met. For interest rate swaps, caps and floors that are designated as synthetic alterations of existing assets or liabilities and that meet the Company's criteria for interest rate risk, changes in the fair value are not reflected in the financial statements until realized. Interest rate futures contracts that do not meet the hedge criteria of FAS80 and interest rate swaps, caps and floors that do not reduce the Company's overall interest rate risk are accounted for as trading contracts and marked to market through net income. Gains and losses on futures contracts are deferred and amortized over the lives of the hedged assets or liabilities as an adjustment to interest income or expense. Gains or losses on terminated swaps, caps and floors are deferred and amortized as an adjustment of net interest income over the remaining life of the original contract.

  Interest income or expense related to interest rate swaps, caps and floors is recorded over the life of the agreement as an adjustment to net interest income. Changes in fair value of futures contracts and options used in the securities trading portfolio, as well as changes in fair value of short-sale transactions, are recognized currently by the mark-to-market method of accounting and are recorded in the noninterest income section of the "Consolidated Statements of Income" as trading account profits and commissions. Income received as an intermediary for customers under interest rate contracts is amortized over the life of the respective contract and recorded in trading account profits and commissions.

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995

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

  Effective January 1, 1995, the Company adopted Financial Accounting Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Financial Accounting Statement No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures, ("FAS114"). FAS114 requires loans to be measured for impairment using one of three methods when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for credit losses as an adjustment to the allowance for credit losses. FAS114 does not apply to debt securities, leases, loans that are measured at fair value or at the lower of cost or fair value or to smaller balance, homogeneous loans that are collectively evaluated for impairment. In addition, it applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. However, such loans restructured prior to the effective date of FAS114 that are performing in accordance with their restructured terms are accounted for in accordance with Financial Accounting Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In evaluating impairment, the Company has identified residential mortgages, credit card receivables, and consumer installment loans, primarily direct and indirect automobile loans, as smaller balance homogeneous loans that are excluded from the scope of FAS114.

  Generally, the Company evaluates a loan for impairment in accordance with FAS114 when a portion of the loan is internally risk rated as substandard or doubtful. All nonaccrual loans not meeting the definition of smaller balance homogeneous loans are considered impaired. As required by FAS114, the Company generally measures impairment based upon the present value of the loan's expected future cash flows, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value of the collateral. In addition, in certain rare circumstances, impairment may be based on the loan's observable fair value. Impairment with regard to substantially all of the Company's impaired loans has been measured based on the fair value of the underlying collateral.

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

  The Subsidiary Banks generally follow the policy of charging off loans determined to be uncollectible by management, the Company's loan examination division or Federal and state supervisory authorities. Subsequent recoveries are credited to the allowance for loan losses.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995

PREMISES AND EQUIPMENT

  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using primarily the straight-line method over the estimated useful lives of assets.

INTANGIBLES

  Intangibles are included in other assets in the "Consolidated Balance Sheets". The amortization periods for these assets are dependent upon the type of intangible. Goodwill is amortized over a period not greater than 20 years; core deposit and other identifiable intangibles are amortized over a period based on the life of the intangible which generally varies from 10 to 25 years. Goodwill is amortized using the straight-line method and other identifiable intangibles are amortized using accelerated methods as appropriate. The Company periodically reviews its intangible assets for impairment. Intangible assets totaled $116.0 million and $125.1 million at December 31, 1997 and 1996, respectively.

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

TREASURY STOCK

  Stock repurchases are accounted for using the cost method.

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

MARKETING EXPENSE

  The Company expenses all marketing related costs, including advertising costs, as incurred.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


INCOME TAXES

  The Company and its subsidiaries provide for income taxes using the asset and liability method in accordance with Financial Accounting Statement No. 109, Accounting for Income Taxes. The Company files a consolidated tax return.

NET INCOME PER COMMON SHARE

  During 1996, the FASB issued Financial Accounting Statement No. 128, Earnings per Share, ("FAS128"). FAS128 specifies the computation, presentation and disclosure requirements for earnings per share, replacing the presentation of primary earnings per share with the presentation of basic earnings per share. For entities with complex capital structures, the presentation of fully diluted earnings per share is replaced with diluted earnings per share. FAS128 is effective for both interim and annual financial statements issued for periods ending after December 15, 1997, with earlier adoption prohibited. The Company adopted FAS128 on December 31, 1997, and, as required, all periods presented in the consolidated financial statements have been restated to reflect the adoption of the statement.

  Presented below is a summary of the components used to calculate basic and diluted earnings per share for the year ended December 31, 1997, 1996 and 1995:

                                                 Year Ended December 31
                                         --------------------------------------
                                             1997         1996         1995
                                         ------------ ------------ ------------
                                          (in Thousands Except Per Share Data)
BASIC EARNINGS PER SHARE:
 Weighted average common shares
  outstanding...........................       65,690       64,854       65,183
                                         ============ ============ ============
 Net income............................. $    155,563 $    132,444 $    119,750
                                         ============ ============ ============
 Basic earnings per share............... $       2.37 $       2.04 $       1.84
                                         ============ ============ ============
DILUTED EARNINGS PER SHARE:
 Weighted average common shares
  outstanding...........................       65,690       64,854       65,183
 Net effect of the assumed exercise of
  stock options and nonvested restricted
  stock-based on the treasury stock
  method using average market price for
  the year..............................          824          501          402
                                         ------------ ------------ ------------
 Total weighted average common shares
  and common stock equivalents
  outstanding...........................       66,514       65,355       65,585
                                         ============ ============ ============
 Net income............................. $    155,563 $    132,444 $    119,750
                                         ============ ============ ============
 Diluted earnings per share............. $       2.34 $       2.03 $       1.83
                                         ============ ============ ============

  In January, 1998, the Company completed the acquisitions of G.S.B. Investments, Inc. and First University Corporation. In addition, during February, 1998, the Company completed the acquisition of Fidelity Resources Company. Each of these acquisitions were accounted for under the pooling-of-interests method of accounting and, accordingly, all prior period information will be restated in the first quarter of 1998. The Company issued 3.8 million of its common shares as a result of these acquisitions. These transactions are more fully discussed in Note 11, Business Combinations.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June, 1996, the FASB issued Financial Accounting Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("FAS125"). FAS125 requires an entity to

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995

recognize the financial and servicing assets it controls and the liabilities it has incurred and to cease to recognize them as financial assets when control has been surrendered in accordance with the criteria provided in FAS125. Subsequently, the FASB issued Financial Accounting Statement No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125, which deferred until January 1, 1998, the implementation of certain aspects of the original statement. The adoption of FAS125 is not expected to have a material impact on the financial condition or operating results of the Company. The Company will apply the new rules prospectively to transactions when required.

  In June, 1997, the FASB issued Financial Accounting Statement No. 130, Reporting Comprehensive Income, ("FAS130") and Financial Accounting Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FAS131"). FAS130 establishes reporting and presentation standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. FAS130 is effective for both interim and annual financial statements issued for periods beginning after December 15, 1997, and also applies to financial statements presented for prior periods. FAS131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision makers use to assess performance and make decisions about resource allocation. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. FAS131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. The Company adopted FAS130 and FAS131 on January 1, 1998.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996 AND 1995

(1) CASH AND DUE FROM BANKS

  The Subsidiary Banks are required to maintain cash balances with the Federal Reserve. The average amounts of those balances for the years ended December 31, 1997 and 1996 were approximately $64.6 million and $87.9 million, respectively.

(2) CASH FLOWS

  The Company paid approximately $469.1 million, $434.9 million and $383.0 million in interest on deposits and other liabilities during 1997, 1996 and 1995, respectively. A following table presents the Company's noncash investing and financing activities for the years ended December 31, 1997, 1996 and 1995.

                                                          December 31
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (in Thousands)
Transfers of loans to other real estate owned....  $  7,754  $  6,197  $  7,555
Loans to facilitate the sale of other real estate
 owned...........................................       974     1,800     1,756
Transfer of securities to investment securities
 available for sale..............................       --        --    827,543
Transfer of securities available for sale to
 held-to-maturity securities.....................   118,947   193,129    33,257
Tax benefit realized upon exercise of stock
 options.........................................     1,778       162       610
Loans to finance stock purchases.................     1,247     2,962     2,065
Change in unrealized gain (loss) on available-
 for-sale securities.............................     4,795   (23,618)   39,172
Conversion of debentures.........................       --        790       --
Repurchase liability associated with treasury
 stock transaction...............................       --      1,427       --
Issuance of treasury stock upon exercise of stock
 options.........................................       943       137       --
Issuance of restricted stock.....................     2,706     1,296       --
Acquisitions:
 Assets acquired.................................  $  3,445  $860,089
 Liabilities assumed.............................    25,661   725,548
                                                   --------  --------
  Net assets acquired (liabilities assumed)......   (22,216)  134,541
 Treasury stock issued...........................       --     46,769
                                                   --------  --------
 Cash paid (received)............................  $(22,216) $ 87,772
                                                   ========  ========
Divestiture of branches:
 Liabilities sold................................            $ 79,378
 Assets sold.....................................              29,590
                                                             --------
  Net liabilities sold...........................            $ 49,788
                                                             ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


(3) INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE

  The following table presents the adjusted cost and approximate fair value of investment securities and investment securities available for sale at December 31, 1997 and 1996.

                                             1997                  1996
                                     --------------------- ---------------------
                                      CARRYING     FAIR     Carrying     Fair
                                       AMOUNT     VALUE      Amount     Value
                                     ---------- ---------- ---------- ----------
                                                   (in Thousands)
Investment securities:
 Debt securities:
  U.S. Treasury and other U.S.
   Government agencies and
   corporations....................  $   36,084 $   36,317 $   57,757 $   57,897
  Mortgage-backed pass-through
   securities......................     233,908    239,080    296,798    301,669
  CMOs and other mortgage
   derivative products.............     628,866    637,950    638,963    638,351
  States and political
   subdivisions....................      74,161     77,603     86,467     89,307
  Corporate........................      27,604     27,550     40,389     40,246
  Foreign..........................         855        854        760        757
  Other............................         --         --         510        520
                                     ---------- ---------- ---------- ----------
    Total..........................  $1,001,478 $1,019,354 $1,121,644 $1,128,747
                                     ========== ========== ========== ==========
                                             1997                  1996
                                     --------------------- ---------------------
                                        FAIR    AMORTIZED     Fair    Amortized
                                       VALUE       COST      Value       Cost
                                     ---------- ---------- ---------- ----------
                                                   (in Thousands)
Investment securities available for
 sale:
 Debt securities:
  U.S. Treasury and other U.S.
   Government agencies and
   corporations....................  $  195,973 $  194,945 $  217,110 $  216,635
  Mortgage-backed pass-through
   securities......................     130,322    130,489    299,080    300,220
  CMOs and other mortgage
   derivative products.............   1,800,086  1,798,902  1,426,970  1,429,648
  States and political
   subdivisions....................         837        827      6,271      6,271
  Corporate........................      90,389     90,329    117,170    116,592
  Foreign..........................         --         --         100        100
  Other............................       1,301      1,301      4,718      4,718
 Equity securities.................      90,802     90,879     49,255     49,274
                                     ---------- ---------- ---------- ----------
    Total..........................  $2,309,710 $2,307,672 $2,120,674 $2,123,458
                                     ========== ========== ========== ==========

  Securities with principal amounts of approximately $1.1 billion and $1.2 billion at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes as required by law. The following table details unrealized gains and unrealized losses on investment securities and investment securities available for sale related to the various categories as of December 31, 1997 and 1996.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1997, 1996 AND 1995

                                             1997                  1996
                                     --------------------- ---------------------
                                     UNREALIZED UNREALIZED Unrealized Unrealized
                                       GAINS      LOSSES     Gains      Losses
                                     ---------- ---------- ---------- ----------
                                                   (in Thousands)
Investment securities:
 Debt securities:
  U.S. Treasury and other U.S.
   Government agencies and
   corporations....................   $   235     $    2    $   162    $    22
  Mortgage-backed pass-through
   securities......................     5,327        155      5,193        322
  CMOs and other mortgage
   derivative products.............    10,093      1,009      4,804      5,416
  States and political
   subdivisions....................     3,448          6      2,906         66
  Corporate........................        58        112        128        271
  Foreign..........................       --           1        --           3
  Other............................       --         --          10        --
                                      -------     ------    -------    -------
    Total..........................   $19,161     $1,285    $13,203    $ 6,100
                                      =======     ======    =======    =======
Investment securities available for
 sale:
 Debt securities:
  U.S. Treasury and other U.S.
   Government agencies and
   corporations....................   $ 1,036     $    8    $   734    $   259
  Mortgage-backed pass-through
   securities......................       --         167      1,706      2,846
  CMOs and other mortgage
   derivative products.............     4,313      3,129      4,941      7,619
  States and political
   subdivisions....................        12          2        --         --
  Corporate........................        93         33        578        --
  Foreign..........................       --         --         --         --
  Other............................       --         --         --         --
 Equity securities.................       --          77        --          19
                                      -------     ------    -------    -------
    Total..........................   $ 5,454     $3,416    $ 7,959    $10,743
                                      =======     ======    =======    =======

  The maturity of the securities portfolio is presented in the tables below.

                                                                  1997
                                                          ---------------------
                                                           Carrying     Fair
                                                            Amount     Value
                                                          ---------- ----------
                                                             (in Thousands)
Investment securities:
 Maturing within one year................................ $   33,451 $   33,538
 Maturing after one but within five years................     42,310     42,772
 Maturing after five but within ten years................     45,711     48,080
 Maturing after ten years................................     17,232     17,934
                                                          ---------- ----------
                                                             138,704    142,324
 Mortgage-backed pass-through securities and CMOs........    862,774    877,030
                                                          ---------- ----------
    Total................................................ $1,001,478 $1,019,354
                                                          ========== ==========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


                                                            Fair      Amortized
                                                            Value       Cost
                                                         ----------- -----------
                                                             (in Thousands)
Investment securities available for sale:
 Maturing within one year............................... $    47,355 $    47,336
 Maturing after one but within five years...............     271,066     270,106
 Maturing after five but within ten years...............      46,000      45,958
 Maturing after ten years...............................      14,881      14,881
                                                         ----------- -----------
                                                             379,302     378,281
 Mortgage-backed pass-through securities and CMOs.......   1,930,408   1,929,391
                                                         ----------- -----------
  Total................................................. $ 2,309,710 $ 2,307,672
                                                         =========== ===========

  During 1995, gross gains of $1.2 million were realized on $32.2 million of mortgage-backed pass-through securities in the held-to-maturity portfolio, which were classified as maturities in accordance with generally accepted accounting principles. Proceeds from sales of available-for-sale investment securities were $966.1 million in 1997, $812.2 million in 1996 and $704.2 million in 1995. Gross gains of $8.2 million in 1997, $9.8 million in 1996 and $2.6 million in 1995 and gross losses of $729,000 in 1997, $198,000 in 1996 and $1.2 million in 1995 were realized on such sales.

  On December 31, 1995, the Company adopted the Financial Accounting Standards Board's Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities ("Special Report"). The Special Report allowed a company the one-time opportunity to reassess the appropriateness of its investment securities classifications and to transfer securities from the held-to-maturity portfolio to the available-for-sale portfolio without calling into question the company's intent to hold other debt securities to maturity. Upon adoption, the Company transferred held-to-maturity investment securities totaling $827.5 million to its available-for-sale portfolio and $33.3 million of available-for-sale securities to its held-to-maturity portfolio. Generally, individual holdings with greater than $10 million par were transferred to the available-for-sale portfolio in order to increase liquidity and portfolio management capabilities, with smaller positions transferred to the held-to-maturity portfolio. During 1997, investment securities available for sale totaling $118.9 million were transferred to the held-to-maturity portfolio at a fair value of $119.4 million. No securities were transferred to the trading portfolio during either 1997 or 1996.

(4) LOANS AND ALLOWANCES FOR LOAN LOSSES

  The following presents the composition of the loan portfolio at December 31, 1997 and 1996.

                                                             1997       1996
                                                          ---------- ----------
                                                             (in Thousands)
Commercial, financial and agricultural................... $2,209,396 $1,844,764
Real estate -- construction..............................    718,462    599,473
Real estate -- mortgage..................................  3,996,341  3,936,972
Consumer installment.....................................  1,752,767  1,504,800
                                                          ---------- ----------
                                                          $8,676,966 $7,886,009
                                                          ========== ==========

  During 1997 and 1996, certain executive officers and directors of the Company and its principal subsidiary, Compass Bank, including their immediate families and companies with which they are associated, were loan customers of the Subsidiary Banks. Total loans outstanding to these persons at December 31, 1997 and 1996, amounted to $55.6 million and $48.4 million, respectively. The change from December 31, 1996, to

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995

December 31, 1997, reflects payments amounting to $16.4 million, advances of $22.0 million, and other changes of $1.6 million. Other changes in loans to certain executive officers and directors during the year represent changes in the composition of the Company's board of directors. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

  The Company does not have a concentration of loans to any one industry.

  A summary of the activity in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 follows:

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (in Thousands)
Balance at beginning of year.....................  $122,115  $113,805  $113,363
Add: Provision charged to income.................    22,412    20,215    11,664
  Additions due to acquisitions..................       --      7,173       --
Deduct: Loans charged off........................    28,891    24,911    18,454
   Loan recoveries...............................    (6,375)   (5,833)   (7,232)
                                                   --------  --------  --------
   Net charge-offs...............................    22,516    19,078    11,222
                                                   --------  --------  --------
Balance at end of year...........................  $122,011  $122,115  $113,805
                                                   ========  ========  ========

  At December 31, 1997 and 1996, the Company's recorded investment in loans considered to be impaired under FAS114 was $23.8 million and $25.7 million, respectively, of which $9.8 million and $8.1 million, respectively, were on nonaccrual status. Included in the $23.8 million of impaired loans at December 31, 1997 is $23.4 million of impaired loans for which the related allowance is $3.7 million and $400,000 of loans for which there is no related allowance. At December 31, 1996, $25.5 million of impaired loans had a related allowance of $4.8 million and $200,000 of loans with no related allowance. Average impaired loans during the years ended December 31, 1997 and 1996, were approximately $24.5 million and $31.4 million, respectively.

  Nonperforming assets at December 31, 1997, 1996 and 1995 are detailed in the following table.

                                                              December 31
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
                                                            (in Thousands)
Nonaccrual loans....................................... $26,568 $19,955 $13,036
Renegotiated loans.....................................   2,334   2,591   1,070
                                                        ------- ------- -------
 Total nonperforming loans.............................  28,902  22,546  14,106
Other real estate......................................   6,483   7,883  10,250
                                                        ------- ------- -------
 Total nonperforming assets............................ $35,385 $30,429 $24,356
                                                        ======= ======= =======

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


(5) FHLB AND OTHER BORROWINGS

  At December 31, 1997, the Company had 7 percent subordinated debentures of $75 million maturing in 2003 and 8.375 percent subordinated debentures of $50 million maturing in 2004, with interest paid semi- annually on both debentures. At December 31, 1997, the net carrying amount of these debentures was $124.4 million.

  The Company had a mortgage amounting to $4.2 million as of December 31, 1997, secured by the River Oaks Bank Building in Houston, Texas. The 8.875 percent mortgage has monthly principal and interest payments of approximately $50,000 and matures December 31, 2008.

  At December 31, 1997, the Company also had $1.2 billion in outstanding advances from the Federal Home Loan Bank of which $200 million matures in 1998, $272.5 million matures in 1999 and $200 million matures in 2000. The Company had an additional $486 million that is callable quarterly and carries a weighted average interest rate of 4.87 percent. The interest rate on the remaining advances resets quarterly based on the three- month LIBOR rate and interest payments are due quarterly. The advances are secured by first mortgages of $1.6 billion carried on the books of Compass Bank and Compass Bank-Texas.

(6) CAPITAL SECURITIES

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

  The Capital Securities accrue and pay distributions semiannually at a rate of 8.23 percent per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Capital Securities; (ii) the redemption price with respect to any capital securities called for redemption by Compass Trust I and (iii) payments due upon a voluntary or involuntary liquidation, winding-up or termination of Compass Trust I.

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


(7) DERIVATIVE FINANCIAL INSTRUMENTS

  The Company is a party to derivative financial instruments in the normal course of business for trading purposes and for other than trading purposes to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative financial instruments as of December 31, 1997 and 1996.

                                              1997                1996
                                       ------------------- -------------------
                                                  OTHER               Other
                                                   THAN                Than
                                       TRADING   TRADING   Trading   Trading
                                       -------- ---------- -------- ----------
                                                   (in Thousands)
Commitments to extend credit.......... $    --  $3,468,099 $    --  $2,889,523
Standby and commercial letters of
 credit...............................      --      72,670      --      70,031
Forward and futures contracts.........  121,925        --   169,345        --
Interest rate swap agreements.........   13,260  1,561,303    3,587  1,012,493
Floors and caps written...............  149,400        --   279,900        --
Floors and caps purchased.............  132,000     60,000  302,000    710,000
Other options written.................    5,000        --       --         --
Other options purchased...............   10,525        --    13,730        --

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

  Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

  Forward and futures contracts are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery of a specified instrument, at a designated future date and at a specific price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities' values and interest rates.

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995

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

  The following table summarizes interest rate contracts held in the trading account at December 31, 1997:

                                                                                Weighted
                                                        Weighted      Weighted   Average
                                                      Average Rate*   Average   Repricing
                         Notional Carrying Estimated  -------------   Years to  Frequency
                          Amount  Value++  Fair Value Received Paid  Expiration  (Days)
                         -------- -------- ---------- -------- ----  ---------- ---------
                                (in Thousands)
Trading interest rate
 contracts:
 Swaps:
 Receive fixed versus:
  1-month LIBOR......... $  5,000  $  77     $  77      6.23%  6.00%    2.02        30
  3-month LIBOR.........    3,000    (11)      (11)     5.90   6.05     3.96        90
  Prime.................      260     (2)       (2)     6.80   8.50     0.71        30
 Receive variable
  versus:
  1-month LIBOR.........    5,000    (77)      (77)     6.00   6.23     2.02        30
 Caps:
 Purchased..............   61,000     50        50       --     *       1.45        71
 Written................   49,400    (45)      (45)      *      --      1.26        56
 Floors:
 Purchased..............   71,000    264       264      0.06    *       2.01        70
 Written................  100,000   (353)     (353)      *     0.10     1.65        70
                         --------  -----     -----
   Total................ $294,660  $ (97)    $ (97)
                         ========  =====     =====

--------
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1997. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.
++Positive carrying values represent assets of the Company while negative amounts represent liabilities.

  In addition to the interest rate contracts shown above, the Company uses other options and futures in the trading account. At December 31, 1997, the trading account contained other options purchased and written having weighted average expiration dates shorter than three months, with a notional balance of $10.5 million for purchased options and a notional balance of $5.0 million for written options and estimated fair values of $65,000 and $(31,000), respectively. The net purchased position in other options was taken in order to assist in protecting the market value of the trading account against rising short-term interest rates while maintaining limited risk to declining rates. At December 31, 1997, futures contracts having a notional principal of $69 million were also used to assist in reducing the price sensitivity of the trading account.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


  For derivative financial instruments held or issued for trading purposes, the fair values as of December 31, 1997 and 1996, and the average fair value during those years, are presented in the following table.

                                             1997                  1996
                                     --------------------- ---------------------
                                     PERIOD-END  AVERAGE   Period-End  Average
                                     FAIR VALUE FAIR VALUE Fair Value Fair Value
                                     ---------- ---------- ---------- ----------
                                                   (in Thousands)
Swaps...............................   $ (13)     $ (62)     $ (69)    $   (59)
Floors and caps:
 Assets.............................     314        386        800       1,386
 Liabilities........................    (398)      (462)      (909)     (1,215)
Other options:
 Assets.............................      65        186         61          89
 Liabilities........................     (31)       (65)       --          (23)

  The net trading profits (losses) for derivative financial instruments during 1997 were $(48,000) for forwards and futures; $56,000 for swaps; $79,000 for floors and caps; and $(273,000) for other options. Such amounts represent only a portion of total trading account profits and commissions. The total trading account profit for 1997 was $14.4 million, an increase of $500,000 from 1996.

  Derivative financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate contracts, including caps, floors and swap transactions, forward and futures contracts and other options, the contract or notional amounts significantly exceed the ultimate exposure to credit loss. The Company has credit risk on uncollateralized interest rate swaps and purchased floors and caps for the amount required to replace such contracts in the event of counterparty default. At December 31, 1997, the Company estimates its credit risk in the event of total counterparty default to be $6.5 million for interest rate swaps and $304,000 for purchased floors and caps. The Company controls the credit risk of its interest rate contracts through credit approvals, limits and monitoring procedures.

  The Company also has recorded as liabilities certain short-sale transactions amounting to $52.1 million at December 31, 1997, which could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable, and the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to U.S. Government securities for which there is an active, liquid market. The Company does not expect the amount of losses, if any, on such transactions to be material. In addition to the ongoing monitoring of interest-sensitive assets and liabilities, the Company enters into various interest rate contracts not held in the trading account to assist in managing the Company's interest sensitivity. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with interest rate swaps, caps and floors and gains or losses in futures contracts classified as hedges are ultimately reflected as adjustments to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


  The following table details various information regarding swaps, caps and floors used for other than trading purposes as of December 31, 1997.

                                                                        Weighted Weighted
                                                           Weighted     Average   Average
                                                         Average Rate*  Expected Repricing
                           Notional  Carrying Estimated  -------------  Maturity Frequency
                            Amount    Value   Fair Value Received Paid  (Years)   (Days)
                          ---------- -------- ---------- -------- ----  -------- ---------
                                  (in Thousands)
Non-trading interest
 rate contracts:
 Swaps:
 Pay fixed versus 3-
  month LIBOR...........  $  408,000 $    25   $  (492)    5.81%  5.85%   1.23       90
 Receive fixed versus 3-
  month LIBOR...........     950,000   1,836     6,551     6.77   5.87    4.08       90
 Receive fixed versus 6-
  month LIBOR...........      25,000      22        94     6.23   5.81    1.21      180
 Basis swaps+...........     178,303     858       196     6.45   6.56    5.65       65
 Caps purchased.........      60,000      89       --       --     *      0.36       90
                          ---------- -------   -------
                          $1,621,303 $ 2,830   $ 6,349
                          ========== =======   =======

--------
+ On $128.3 million of a total notional amount of $178.3 million, the Company receives interest based on three-month LIBOR plus 84 basis points and pays interest based on the one-year Constant Maturity Treasury plus 150 basis points. On the remaining $50 million notional, the Company receives interest based on Prime minus 273.5 basis points and pays interest based on the three-month LIBOR.
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1997.

  At December 31, 1997, swaps, caps and floors acquired for other than trading purposes were associated with the following asset or liability categories:

                                                     Notional Principal Associated With
                           Total    --------------------------------------------------------------------
                          Notional  Investment          Certificates Federal Funds   FHLB   Subordinated
                         Principal  Securities  Loans    of Deposit    Purchased   Advances  Debentures
                         ---------- ---------- -------- ------------ ------------- -------- ------------
                                                         (in Thousands)
Swaps:
 Pay fixed.............. $  408,000       --   $  8,000        --      $100,000    $300,000        --
 Receive fixed..........    975,000       --    700,000   $150,000          --          --    $125,000
 Basis swaps............    178,303  $128,303       --      50,000          --          --         --
Caps purchased..........     60,000       --     60,000        --           --          --         --
                         ----------  --------  --------   --------     --------    --------   --------
                         $1,621,303  $128,303  $768,000   $200,000     $100,000    $300,000   $125,000
                         ==========  ========  ========   ========     ========    ========   ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


(8) COMMITMENTS

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

  The following is a schedule of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, for leased facilities (in thousands):

                 1998                                                  $ 6,312
                 1999                                                    5,220
                 2000                                                    4,343
                 2001                                                    3,786
                 2002                                                    2,999
               2003-2007                                                 3,098
               2008-2012                                                   864
               2013-2017                                                   569
               2018-2069                                                 1,729
                                                                       -------
                                                                       $28,920
                                                                       =======

  Minimum rentals for all operating leases charged to earnings totaled $14.2 million, $12.5 million and $11.9 million for years ended December 31, 1997, 1996 and 1995, respectively.

(9) STOCK OPTION AND STOCK APPRECIATION RIGHT PLANS

  The Company has three long-term incentive stock option plans for key senior officers of the Company and its subsidiaries. The stock option plans provide for these key employees to purchase shares of the Company's $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1982 Long Term Incentive Plan, the 1989 Long Term Incentive Plan and the 1996 Long Term Incentive Plan, 3,712,500, 2,250,000 and 2,850,000 shares, respectively, of the Company's common stock have been reserved for issuance. The options granted under the plans may be exercised within 5 years and 10 years from the date of grant. The incentive stock option agreements state that incentive options may be exercised in whole or in part until expiration date, but for options issued before 1987 no incentive stock option may be exercised if an incentive stock option is outstanding that was granted before the granting of such option. The plans also provide for the granting of stock appreciation rights to certain holders of nonqualified stock options. A stock appreciation right allows the holder to surrender an exercisable stock option in exchange for common stock (at fair market value on the date of exercise), cash, or in a combination thereof, in an amount equal to the excess of the fair market value of covered shares over the option price of such shares.

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation ("FAS123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


  Pro forma information regarding net income and earnings per share is required by FAS123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of
6.12 percent, 5.19 percent and 7.54 percent; dividend yields of 3.33 percent,
3.89 percent and 4.31 percent; volatility factors of the expected market price of the Company's common stock of 0.213, 0.224 and 0.226; and a weighted-average expected life of the options of 4.00, 3.67 and 3.78 years.

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

  The Company's options granted in 1997 vest ratably over a period of three years, therefore for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period. Because the vast majority of the Company's options granted in 1996 and all of the Company's options granted in 1995 vested immediately, the estimated fair value of the options for those years has been expensed in the year of grant for purposes of pro forma disclosures. The Company's actual and pro forma information follows (in thousands except for earnings per share information):

                                                       Year Ended December 31
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
      NET INCOME:
       As reported.................................. $155,563 $132,444 $119,750
       Pro forma....................................  154,362  130,622  118,638
      BASIC EARNINGS PER SHARE:
       As reported.................................. $   2.37 $   2.04 $   1.84
       Pro forma....................................     2.35     2.01     1.82
      DILUTED EARNINGS PER SHARE:
       As reported.................................. $   2.34 $   2.03 $   1.83
       Pro forma....................................     2.32     2.00     1.81

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


  The following summary sets forth activity under the plan for the years ended December 31:

                                1997                 1996                 1995
                         -------------------- -------------------- --------------------
                                     WEIGHTED             Weighted             Weighted
                                     AVERAGE              Average              Average
                                     EXERCISE             Exercise             Exercise
                          OPTIONS     PRICE    Options     Price    Options     Price
                         ----------  -------- ----------  -------- ----------  --------
Outstanding, beginning
 of the year............  1,670,625   $16.99   1,408,895   $13.74   1,437,590   $11.73
 Granted................    766,915    29.00     551,922    22.10     343,423    17.35
 Exercised..............   (334,279)   14.42    (287,447)   10.88    (344,420)    8.79
 Forfeited..............    (53,921)   23.27      (2,745)   14.35     (27,698)   15.43
                         ----------           ----------           ----------
Outstanding, end of the
 year...................  2,049,340   $21.70   1,670,625   $16.99   1,408,895   $13.74
                         ==========           ==========           ==========
Weighted average fair
 value of options
 granted during the
 year................... $     5.32           $     3.54           $     3.24
Exercisable end of the
 year...................  1,461,610            1,636,800            1,408,895

  Of the 2,049,340 outstanding options at December 31, 1997, 1,461,610 were exercisable with the remaining 587,730 having a vesting period of three years. Exercise prices for options outstanding as of December 31, 1997, ranged from $6.22 to $37.44. Unexercised options with exercise prices of less than $20.00 for 837,758 shares had a weighted average contractual life of 5.1 years and a weighted average exercise price of $15.02 while unexercised options with exercise prices greater than $20.00 for 1,211,582 shares had a weighted average contractual life of 8.4 years and a weighted average exercise price of $26.32.

  At December 31, 1997, the shares under option included nonqualified options issued to certain executives to acquire 45,000 shares of common stock which provide for tandem stock appreciation rights that are exercisable only upon the occurrence of certain contingent events. Because of the restrictions upon exercise of the stock appreciation rights, no compensation expense has been recorded with respect to these rights.

  The shares under option also included nonqualified options without stock appreciation rights issued to certain executives to acquire shares of common stock as follows: 102,282 shares at year-end 1997, 104,586 shares at year-end 1996 and 29,460 shares at year-end 1995.

  During 1997 and 1996, the Company issued 94,800 and 59,025 shares, respectively, of restricted common stock to certain executive officers with a fair value at issuance of $2,706,224 and $1,296,189, respectively. The shares issued in 1997 vest ratably over a three year period while the shares issued in 1996 vest ratably over five years. Because the restricted stock is legally issued and outstanding, the fair value of the restricted stock at issuance is reflected in common stock and surplus with a corresponding offset for the amount of unearned compensation expense. During 1997 and 1996, compensation expense of $1,010,967 and $216,030, respectively, was recognized in connection with the restricted stock.

(10) REGULATORY MATTERS AND DIVIDENDS FROM SUBSIDIARIES

  The Company and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory --and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of each bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Subsidiary Banks are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


  Quantitative measures established by the regulators to ensure capital adequacy require the Company and the Subsidiary Banks to maintain minimum core capital ("Tier I Capital") of at least four percent of risk-weighted assets, minimum total capital ("Total Qualifying Capital") of at least eight percent of risk-weighted assets and a minimum leverage ratio of four percent of adjusted quarterly assets. Management believes, as of December 31, 1997, that the Company and the Subsidiary Banks meet all capital adequacy requirements to which they are subject.

  As of December 31, 1997, the most recent notification from the appropriate regulatory agencies categorized the Subsidiary Banks as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Subsidiary Banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10 percent, 6 percent and 5 percent, respectively. There are no conditions or events since that notification that management believes have changed the Subsidiary Banks' category.

  The following table presents the actual capital amounts and ratios of the Company and its significant subsidiary banks at December 31, 1997 and 1996.

                          Total Qualifying Capital  Tier I Capital     Leverage
                          ----------------------------------------  --------------
                              Amount       Ratio     Amount  Ratio   Amount  Ratio
                          -------------- ------------------- -----  -------- -----
AS OF DECEMBER 31, 1997:
 Consolidated...........  $    1,207,049     12.36% $960,580  9.84% $960,580 7.45%
 Compass Bank...........         649,187     10.97   535,219  9.05   535,219 6.83
 Compass Bank-Texas.....         465,456     12.13   417,685 10.88   417,685 7.99
AS OF DECEMBER 31, 1996:
 Consolidated...........  $      977,217     11.41% $745,334  8.70% $745,334 6.19%
 Compass Bank...........         530,274     10.33   465,896  9.07   465,896 6.44
 Compass Bank-Texas.....         390,093     11.35   345,818 10.06   345,818 7.02

  Capital amounts and ratios at December 31, 1996, have been restated to reflect acquisitions in 1997 accounted for under the pooling-of-interests method of accounting as well as the merger in September, 1997, of the Company's Florida subsidiary bank into Compass Bank.

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

  At December 31, 1997, approximately $230.8 million of the Subsidiary Banks' net assets were available for payment of dividends without prior regulatory approval. Additionally, the Company's Subsidiary Banks could have paid additional dividends to the parent holding company in the amount of $139.3 million while continuing to meet the capital requirements for "well-capitalized" banks at December 31, 1997.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


(11) BUSINESS COMBINATIONS

 Completed Acquisitions

  Summarized below are the acquisitions completed by the Company during the years ended December 31, 1997 and 1996, along with the related accounting treatment. All of the acquisitions completed by the Company during 1997 were accounted for under the pooling-of-interests method of accounting and, accordingly, all prior period information has been restated.

                                                                    EQUITY/       COMMON
dollars in millions                     LOCATION     DATE ASSETS DEPOSITS*   SHARES ISSUED

------------------------------------------------------------------------------------------
POOLINGS-OF-INTEREST
Central Texas Bancorp,
 Inc. ..................             Waco, Texas  7/15/97  $207     $ 19       1,537,444
Greater Brazos Valley
 Bancorp, Inc...........  College Station, Texas  4/17/97    58        3         323,918
Horizon Bancorp, Inc....           Austin, Texas  3/12/97   154       11       1,333,220
Enterprise National
 Bank...................   Jacksonville, Florida  1/15/97   171       18       1,620,782
Texas American Bank.....      San Antonio, Texas  9/27/96    65        5         487,466
Royall Financial
 Corporation............        Palestine, Texas  7/16/96   109       11         824,979
Equitable BankShares,
 Inc....................           Dallas, Texas  4/11/96   184       13       1,432,443
Flower Mound Bancshares,
 Inc....................           Dallas, Texas   2/1/96    46        5         514,395
PURCHASES
ProBank.................          Houston, Texas 10/24/96    61       59             --
CFB Bancorp, Inc........   Jacksonville, Florida  8/23/96   302      253       1,988,936
Peoples Bancshares,
 Inc....................           Belton, Texas  5/21/96   136      126             --
Post Oak Bank...........          Houston, Texas  4/22/96   323      276             --

--------
* For business combinations accounted for under the pooling-of-interests method of accounting, acquired equity is presented. For business combinations accounted for under the purchase method of accounting, acquired deposits is presented.

  Presented below is summary operating information for the Company showing the effect of the business combinations completed during 1997.

                                               As Previously Effect of Currently
                                                 Reported    Poolings  Reported
                                               ------------- --------- ---------
                                                        (in Thousands)
1996:
 Net interest income..........................   $402,427     $28,745  $431,172
 Provision for loan losses....................     17,630       2,585    20,215
 Noninterest income...........................    154,740       6,651   161,391
 Noninterest expense..........................    337,486      26,788   364,274
 Net income...................................    128,927       3,517   132,444
1995:
 Net interest income..........................   $368,954     $25,605  $394,559
 Provision for loan losses....................     11,008         656    11,664
 Noninterest income...........................    127,750       6,415   134,165
 Noninterest expense..........................    308,228      22,903   331,131
 Net income...................................    114,225       5,525   119,750

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


  The entities acquired in 1997 that were accounted for under the pooling-of-interests method of accounting had net interest income of $6.4 million and net income of $1.1 million prior to their respective acquisition dates in 1997.

 Acquisitions Completed after December 31, 1997

  On January 13, 1998, the Company completed the acquisition of G.S.B. Investments, Inc. ("GSB") of Gainesville, Florida, and its bank subsidiary, Gainesville State Bank, with the issuance of 1,649,807 shares of the Company's common stock. At the date of closing, GSB had assets of $213 million and equity of $22 million. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, all prior period information will be restated in the first quarter of 1998.

  On January 29, 1998, the Company completed the acquisition of First University Corporation ("First University"), and its subsidiary, West University Bank, N.A., of Houston, Texas with the issuance of approximately 350,000 shares of the Company's common stock. At the date of closing, First University had assets of $68 million and equity of $4 million. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, all prior period information will be restated in the first quarter of 1998.

  On February 9, 1998, the Company completed the acquisition of Fidelity Resources Company ("Fidelity"), and its subsidiary, Fidelity Bank, N.A., of Dallas, Texas with the issuance of approximately 1,800,000 shares of the Company's common stock. At the date of closing, Fidelity had assets of $335 million and equity of $20 million. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, all prior period information will be restated in the first quarter of 1998.

(12) BENEFIT PLANS

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


  The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31:

                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (in Thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations, including
 vested benefits of $45,284, $35,267 and $34,204
 for 1997, 1996 and 1995, respectively..........  $(48,162) $(37,473) $(36,131)
                                                  ========  ========  ========
Projected benefit obligation for service
 rendered to date...............................  $(76,608) $(57,858) $(56,608)
Plan assets at fair value, primarily listed
 stocks and U.S. bonds..........................    74,841    60,050    49,952
                                                  --------  --------  --------
Plan assets in excess of (less than) projected
 benefit obligation.............................    (1,767)    2,192    (6,656)
Unrecognized prior service cost.................       925      (171)     (185)
Unrecognized net loss...........................    13,090     7,461    15,016
Unrecognized net asset being amortized over 13
 years..........................................      (472)     (916)   (1,360)
                                                  --------  --------  --------
Net pension asset included in other assets......  $ 11,776  $  8,566  $  6,815
                                                  ========  ========  ========

  Net pension cost for 1997, 1996 and 1995 included the following components:

                                                      1997     1996     1995
                                                    --------  -------  -------
                                                         (in Thousands)
Service cost-benefits earned during the period..... $  4,228  $ 4,191  $ 2,832
Interest cost on projected benefit obligation......    4,646    4,197    3,486
Actual return on plan assets.......................  (10,083)  (5,735)  (6,703)
Net amortization and deferral......................    4,150    1,212    2,682
                                                    --------  -------  -------
Net periodic pension cost.......................... $  2,941  $ 3,865  $ 2,297
                                                    ========  =======  =======

  The weighted average discount rate was 8.0 percent for 1997, 7.50 percent for 1996 and 8.50 percent for 1995. The rate of increase in future compensation levels was six percent for 1997, 1996 and 1995. Both rates are used in determining the actuarial present value of the projected benefit obligation. The assumed long-term rate of return on plan assets was 9.50 percent in 1997 and 1996 and 10.50 percent in 1995.

  The Company maintains an employee stock purchase plan to which contributions are made in amounts determined by the Board of Directors of the Company. Such contributions are invested in stock of the Company and are ordinarily distributed to employees upon their retirement or other termination of employment. Contributions to the plan are allocated to the accounts of the participants based upon their compensation, with right to such accounts vested after five years of employment. The Company contributed $3.1 million during 1997, $4.8 million during 1996, and $1.1 million during 1995.

  The Company has a qualified employee benefit plan under section 401(k) of the Internal Revenue Code. Employees can contribute up to 10 percent of their salaries to the plan on a pretax basis subject to regulatory limits and the Company at its discretion can match up to 100 percent of 6 percent of the participants' compensation. The Company's contributions are based on predetermined income levels and totaled $2.4 million in 1997, $2.1 million in 1996 and $1.4 million in 1995. The administrative costs incurred by the plan are paid by the Company at no cost to the participants.

  The Company also has a monthly investment plan. Under the plan, employees may contribute monthly up to 10 percent of their salary and the Company contributes 30 cents for each dollar of the employees' contributions toward the purchase of common stock of the Company. The stock is purchased in the open market and brokerage fees and other incidental expenses are absorbed by the Company.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995

  In 1995, the Company established a deferred compensation plan for executive officers which enables certain executive officers of the Company to defer a portion of their annual salary. In 1997, the Company established benefit plans for certain key executives that provide additional retirement benefits not otherwise provided in the Company's basic benefit plans.

(13) OTHER NONINTEREST EXPENSE

  The major components of other noninterest expense are as follows:

                                                       Year Ended December 31
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (in Thousands)
Marketing........................................... $  8,914 $  9,446 $  7,834
Professional services...............................   32,120   26,409   26,271
Supplies............................................   11,272    9,873    9,295
Amortization of intangibles.........................   10,677    8,584    5,802
Other...............................................   60,585   58,670   54,379
                                                     -------- -------- --------
                                                     $123,568 $112,982 $103,581
                                                     ======== ======== ========

(14) INCOME TAXES

  For the years ended December 31, 1997, 1996 and 1995, income tax expense attributable to income from operations consists of:

                                                         1997    1996    1995
                                                        ------- ------- -------
                                                            (in Thousands)
Current income tax expense:
 Federal............................................... $76,845 $67,862 $59,018
 State.................................................   2,217   5,069   4,771
                                                        ------- ------- -------
   Total...............................................  79,062  72,931  63,789
                                                        ------- ------- -------
Deferred income tax expense:
 Federal...............................................   3,349   1,867   2,459
 State.................................................     519     832     (69)
                                                        ------- ------- -------
   Total...............................................   3,868   2,699   2,390
                                                        ------- ------- -------
Total income tax expense............................... $82,930 $75,630 $66,179
                                                        ======= ======= =======

  During 1997, the Company made income tax payments of approximately $69.8 million and received cash income tax refunds amounting to approximately $2.0 million. For 1996 and 1995, income tax payments were approximately $72.2 million and $64.3 million, respectively. Cash income tax refunds amounted to approximately $1.4 million for 1996 and $700,000 for 1995. Applicable income tax expense of $2.8 million, $3.6 million and $1.0 million for 1997, 1996 and 1995, respectively, on net securities gains is included in the provision for income taxes.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


  Income tax expense attributable to income from operations differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

                               1997               1996               1995
                         ------------------ ------------------ ------------------
                                   PERCENT            Percent            Percent
                                  OF PRETAX          of Pretax          of Pretax
                         AMOUNT   EARNINGS  Amount   Earnings  Amount   Earnings
                         -------  --------- -------  --------- -------  ---------
                                            (in Thousands)
Income tax expense at
 federal statutory
 rate................... $83,472    35.0%   $72,826    35.0%   $65,075    35.0%
Increase (decrease)
 resulting from:
 Tax-exempt interest....  (2,839)   (1.2)    (3,084)   (1.5)    (3,411)   (1.8)
 State income tax
  expense net of federal
  income tax benefit....   1,778     0.8      3,834     1.8      3,059     1.6
 Other..................     519     0.2      2,054     1.0      1,456     0.8
                         -------    ----    -------    ----    -------    ----
   Income tax expense... $82,930    34.8%   $75,630    36.3%   $66,179    35.6%
                         =======    ====    =======    ====    =======    ====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997, 1996 and 1995, are presented below:

                                                         1997    1996    1995
                                                        ------- ------- -------
                                                            (in Thousands)
Deferred tax assets:
 Allowance for loan losses............................. $42,008 $41,007 $37,122
 Loan fees.............................................     509   1,313   2,842
 Accrued expenses......................................     644   1,603     970
 Net unrealized losses on securities available for
  sale.................................................     --    1,673     --
 Other deferred tax assets.............................   3,676   4,039   2,521
                                                        ------- ------- -------
  Total assets.........................................  46,837  49,635  43,455
Deferred tax liabilities:
 Premises and equipment................................   8,025   5,564   5,249
 Lease financing.......................................   9,491   5,637   3,999
 Prepaid pension expense...............................   4,129   3,168   2,496
 Core deposit and other acquired intangibles...........  10,919  12,521   6,806
 Net unrealized gains on securities available for
  sale.................................................     341     --    7,160
 Other deferred tax liabilities........................   3,296   3,343   2,959
                                                        ------- ------- -------
  Total liabilities....................................  36,201  30,233  28,669
                                                        ------- ------- -------
Net deferred tax asset................................. $10,636 $19,402 $14,786
                                                        ======= ======= =======

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1997, 1996 AND 1995


(15) PARENT COMPANY

  The condensed financial information for Compass Bancshares, Inc. (Parent Company Only) is presented as follows:

Balance Sheets

                                                             December 31
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
                                                           (in Thousands)
ASSETS
Cash and due from banks................................ $      453  $       87
Collateralized mortgage obligation inverse floaters....     25,714      25,973
Reverse repurchase agreements with affiliates..........     90,797     123,179
Investment in subsidiaries:
 Banks.................................................    615,981     505,316
 Bank holding companies................................    438,950     373,042
 Other.................................................     69,863      64,296
                                                        ----------  ----------
                                                         1,124,794     942,654
Other assets...........................................      6,219       4,357
                                                        ----------  ----------
   TOTAL ASSETS........................................ $1,247,977  $1,096,250
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper....................................... $   52,410  $   47,896
Accrued expenses and other liabilities.................      8,008      17,899
Other borrowings:
 Junior subordinated deferrable interest debentures
  (Note 6).............................................    103,093         --
 Subordinated debentures and other borrowings..........    124,458     181,366
                                                        ----------  ----------
   Total liabilities...................................    287,969     247,161
Shareholders' equity:
 Common stock of $2 par value:
  Authorized -- 100,000,000 shares; Issued --
   65,990,872 shares in 1997 and 43,734,959 shares in
   1996................................................    131,982      87,470
 Loans to finance stock purchases......................     (4,675)     (6,026)
 Unearned restricted stock.............................     (2,775)     (1,080)
 Surplus...............................................     87,636      73,378
 Net unrealized holding gain (loss) on available-for-
  sale securities......................................        543      (2,890)
 Retained earnings.....................................    747,297     698,237
                                                        ----------  ----------
   Total shareholders' equity..........................    960,008     849,089
                                                        ----------  ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......... $1,247,977  $1,096,250
                                                        ==========  ==========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1997, 1996 AND 1995


(15) PARENT COMPANY, Continued

Statements of Income

                                                    Year Ended December 31
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (in Thousands)
INCOME:
 Cash dividends from subsidiaries................ $ 35,000  $176,292  $ 71,916
 Interest on investments with affiliates.........    8,114     4,920     8,275
 Other...........................................    3,721     3,274     2,885
                                                  --------  --------  --------
   TOTAL INCOME..................................   46,835   184,486    83,076
EXPENSE:
 Interest on commercial paper and other
  borrowings.....................................   19,757    15,435    16,928
 Other...........................................    2,969     2,976     4,617
                                                  --------  --------  --------
   TOTAL EXPENSE.................................   22,726    18,411    21,545
   Income before income tax benefit and equity in
    undistributed earnings of subsidiaries.......   24,109   166,075    61,531
Applicable income tax benefit....................   (4,091)   (3,864)   (3,849)
                                                  --------  --------  --------
                                                    28,200   169,939    65,380
EQUITY IN UNDISTRIBUTED EARNINGS (DIVIDENDS IN
 EXCESS OF EARNINGS) OF SUBSIDIARIES:
 Banks...........................................   62,773   (29,592)   23,479
 Bank holding companies..........................   64,039    (8,030)   31,496
 Other...........................................      551       127      (605)
                                                  --------  --------  --------
                                                   127,363   (37,495)   54,370
                                                  --------  --------  --------
   NET INCOME.................................... $155,563  $132,444  $119,750
                                                  ========  ========  ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1997, 1996 AND 1995


(15) PARENT COMPANY, Continued

Statements of Cash Flows

                                                   Year Ended December 31
                                                ------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  --------
                                                       (in Thousands)
OPERATING ACTIVITIES:
 Net income.................................... $ 155,563  $ 132,444  $119,750
 Adjustments to reconcile net income to cash
  provided by operations:
  Depreciation and amortization................     1,124        324        95
  Dividends in excess of earnings (equity in
   undistributed earnings).....................  (127,363)    37,495   (54,370)
  (Increase) decrease in interest receivable...    (1,003)        28       (60)
  (Increase) decrease in other assets..........    (1,719)      (198)      572
  Increase (decrease) in interest payable......     3,911        (12)      214
  Increase (decrease) in taxes payable.........       213       (269)     (408)
  Increase (decrease) in other payables........   (14,465)     2,570     1,651
                                                ---------  ---------  --------
   Net cash provided by operating activities...    16,261    172,382    67,444
INVESTING ACTIVITIES:
 Proceeds from maturities/calls of investment
  securities...................................       523        187        84
 (Increase) decrease in reverse repurchase
  agreements with affiliates...................    32,382    (23,635)  (36,919)
 Capital contributions made to subsidiaries....    (9,582)    (4,274)      --
 Acquisition of banks..........................       --     (98,482)      --
 Advances to subsidiaries on notes.............   (40,000)       --        --
 (Purchases) sales of premises and equipment...       455        (64)     (426)
                                                ---------  ---------  --------
   Net cash used by investing activities.......   (16,222)  (126,268)  (37,261)
FINANCING ACTIVITIES:
 Net increase (decrease) in other short-term
  borrowings...................................   (52,486)    47,584    11,982
 Proceeds from other borrowings................   103,093        --        --
 Repayment of other borrowings.................       --         --     (2,974)
 Common dividends paid.........................   (61,558)   (51,546)  (43,674)
 Proceeds from exercise of stock options.......     2,247        571       963
 Proceeds from repayments of loans to finance
  stock purchases..............................     2,598      2,564     2,343
 Cash paid for fractional shares...............       (56)       --        --
 Exercise of stock options of pooled entities
  prior to acquisition.........................     6,489        --        --
 Purchase of treasury stock....................       --     (45,342)      --
                                                ---------  ---------  --------
   Net cash provided (used) by financing
    activities.................................       327    (46,169)  (31,360)
                                                ---------  ---------  --------
 Net increase (decrease) in cash and due from
  banks........................................       366        (55)   (1,177)
 Cash and due from banks at beginning of year..        87        142     1,319
                                                ---------  ---------  --------
 Cash and due from banks at end of year........ $     453  $      87  $    142
                                                =========  =========  ========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       DECEMBER 31, 1997, 1996 AND 1995


(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  FHLB and other borrowings: The fair value of the Company's fixed rate borrowings are estimated using discounted cash flows, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate borrowings approximates their fair values. FHLB and other borrowings includes the Capital Securities.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1997, 1996 AND 1995


                                   AT DECEMBER 31, 1997  At December 31, 1996
                                   --------------------- ---------------------
                                    CARRYING  ESTIMATED   Carrying  Estimated
                                     AMOUNT   FAIR VALUE   Amount   Fair Value
                                   ---------- ---------- ---------- ----------
                                                 (in Thousands)
FINANCIAL INSTRUMENTS:
 Assets:
  Cash and due from banks......... $  693,687 $  693,687 $  713,274 $  713,274
  Interest bearing deposits in
   other banks....................        399        399        492        492
  Investment securities...........  1,001,478  1,019,354  1,121,644  1,128,747
  Investment securities available
   for sale.......................  2,309,710  2,309,710  2,120,674  2,120,674
  Trading account securities......    112,460    112,460     91,453     91,453
  Federal funds sold and
   securities purchased under
   agreements to resell...........     69,073     69,073    105,040    105,040
  Loans...........................  8,671,556  8,697,571  7,876,672  7,864,463
  Off-balance sheet instruments...      2,830      6,349      2,424        (20)
 Liabilities:
  Noninterest bearing deposits.... $2,009,985 $2,009,985 $1,907,204 $1,907,204
  Interest bearing deposits.......  7,622,560  7,643,331  7,876,517  7,912,408
  Federal funds purchased.........    927,795    927,795    606,414    606,414
  Securities sold under agreements
   to repurchase..................    241,372    241,372    205,053    205,053
  Other short-term borrowings.....    180,530    180,530    201,901    201,901
  FHLB and other borrowings.......  1,387,121  1,388,785    702,771    705,717

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1997, 1996 AND 1995


(17) QUARTERLY RESULTS (UNAUDITED)

  A summary of the unaudited results of operations for each quarter of 1997 and 1996 follows:

                              First       Second        Third       Fourth
                             Quarter      Quarter      Quarter      Quarter
                            ---------    ---------    ---------    ---------
                             (in Thousands Except Per Share Data)
1997
 TOTAL INTEREST INCOME..... $ 227,158    $ 237,632    $ 241,059    $ 243,185
 TOTAL INTEREST EXPENSE....   110,874      117,114      122,600      123,281
 NET INTEREST INCOME.......   116,284      120,518      118,459      119,904
 PROVISION FOR LOAN
  LOSSES...................     5,354        4,809        6,690        5,559
 NET INTEREST INCOME AFTER
  PROVISION FOR LOAN
  LOSSES...................   110,930      115,709      111,769      114,345
 TOTAL NONINTEREST INCOME..    40,871       43,229       46,574       50,793
 TOTAL NONINTEREST
  EXPENSE..................    94,127       99,780       98,616      103,204
 INCOME TAX EXPENSE........    21,040       21,403       20,299       20,188
 NET INCOME................    36,634       37,755       39,428       41,746
 PER SHARE:
  BASIC EARNINGS...........      0.56         0.57         0.60         0.64
  DILUTED EARNINGS.........      0.55         0.57         0.59         0.63
  CASH DIVIDENDS...........     0.237        0.237        0.237        0.237
  STOCK PRICE RANGE:
   HIGH....................       32 1/8       37 1/4       39 3/4       46 5/8
   LOW.....................        26          29 1/8       34 1/2       37 1/8
   CLOSE...................       29 5/8       33 5/8       38 7/8       43 3/4
1996
 Total interest income..... $ 206,563    $ 211,646    $ 219,584    $ 227,612
 Total interest expense....   104,020      106,004      110,452      113,757
 Net interest income.......   102,543      105,642      109,132      113,855
 Provision for loan
  losses...................     3,715        5,405        4,950        6,145
 Net interest income after
  provision for loan
  losses...................    98,828      100,237      104,182      107,710
 Total noninterest income..    44,933       36,211       39,094       41,153
 Total noninterest
  expense..................    82,917       85,615      100,873       94,869
 Income tax expense........    22,090       17,911       15,479       20,150
 Net income................    38,754       32,922       26,924       33,844
 Per share:
  Basic earnings...........      0.59         0.52         0.42         0.51
  Diluted earnings.........      0.59         0.51         0.42         0.51
  Cash dividends...........     0.213        0.213        0.213        0.213
  Stock price range:
   High....................       23 1/8       23 1/2       23 1/8       26 1/2
   Low.....................       20 1/2       21 5/8        21           23
   Close...................       21 1/2       21 7/8       22 7/8       26 1/2

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

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) INDEX OF DOCUMENTS FILED AS PART OF THIS REPORT:

  Compass Bancshares, Inc. and Subsidiaries Financial Statements

                                                                            PAGE
                                                                            ----
   Independent Auditors' Report............................................  41
   Consolidated Balance Sheets at
    December 31, 1997 and 1996.............................................  42
   Consolidated Statements of Income for the years ended
    December 31, 1997, 1996 and 1995.......................................  43
   Consolidated Statements of Shareholders' Equity for the years ended
    December 31, 1997, 1996 and 1995.......................................  44
   Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995.......................................  45
   Summary of Significant Accounting Policies --
    December 31, 1997, 1996 and 1995.......................................  46
   Notes to Consolidated Financial Statements --
    December 31, 1997, 1996 and 1995.......................................  52
   Quarterly Results (Unaudited)...........................................  76

(b) REPORTS ON FORM 8-K

  None

(c) EXHIBITS

  (3) Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

    (a) Restated Certificate of Incorporation of Compass Bancshares,
        Inc., dated May 17, 1982

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

    (f) Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15,
        1982)


                                                                           Page
                                                                           ----
  (10)Material Contracts
    (a) Compass Bancshares, Inc., 1982 Long Term Incentive Plan
        (incorporated by reference to Exhibit 1 to the Company's
        Registration Statement on Form S-8 filed June 15, 1983, with the
        Commission)
    (b) Compass Bancshares, Inc., 1989 Long Term Incentive Plan
        (incorporated by reference to Exhibit 28 to the Company's
        Registration Statement on Form S-8 filed February 21, 1991, with the Commission)
    (c) Compass Bancshares, Inc., 1996 Long Term Incentive Plan
        (incorporated by reference to Exhibit 4(g) to the Company's
        Registration Statement on Form S-8, Registration No. 333-15117,
        filed October 30, 1996, with the Commission)
    (d) Employment Agreement, dated December 14, 1994, between Compass
        Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(d) to the December 31, 1994 Form 10-K filed with the
        Commission)
    (e) Employment Agreement, dated December 14, 1994, between Compass
        Bancshares, Inc. and Jerry W. Powell (incorporated by reference to
        Exhibit 10(e) to the December 31, 1994 Form 10-K filed with the
        Commission)
    (f) Employment Agreement, dated December 14, 1994, between Compass
        Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(f) to the December 31, 1994 Form 10-K filed with the
        Commission)
    (g) Employment Agreement, dated December 14, 1994, between Compass
        Bancshares, Inc. and Byrd Williams (incorporated by reference to
        Exhibit 10(g) to the December 31, 1994 Form 10-K filed with the
        Commission)
    (h) Employment Agreement, dated December 14, 1994, between Compass
        Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to the December 31, 1994 Form 10-K filed with the
        Commission)
    (i) Employment Agreement, dated December 14, 1994, between Compass
        Bancshares, Inc. and G. Ray Stone (incorporated by reference to
        Exhibit 10(i) to the Company's Registration Statement on Form S-8,
        Registration No. 333-15373, filed November 1, 1996, with the
        Commission)
    (j) Compass Bancshares, Inc., Employee Stock Ownership Benefit
        Restoration Plan, date as of May 1, 1997
    (k) Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997
    (l) Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996
  (12)Statement Re: Computation of Ratios.................................  80
  (21)Subsidiaries of the Registrant......................................  81
  (23)Consents of experts and counsel
  (27)Financial Data Schedule (filed electronically only)

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          COMPASS BANCSHARES, INC.

Date: February 16, 1998
                                          By    /s/ D. Paul Jones, Jr.
                                            ___________________________________
                                                    D. PAUL JONES, JR.
                                               CHAIRMAN AND CHIEF EXECUTIVE
                                                          OFFICER

Date: February 16, 1998
                                          By     /s/ Garrett R. Hegel
                                            ___________________________________
                                                     GARRETT R. HEGEL
                                                  CHIEF FINANCIAL OFFICER

Date: February 16, 1998
                                          By      /s/ Michael A. Bean
                                            ___________________________________
                                                      MICHAEL A. BEAN
                                                 CHIEF ACCOUNTING OFFICER

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

              DIRECTORS                                 DATE


     /s/ W. Eugene Davenport                      February 16, 1998
-------------------------------------
         W. EUGENE DAVENPORT


-------------------------------------
          CHARLES W. DANIEL


-------------------------------------
          JACK C. DEMETREE

              DIRECTORS                                   DATE

     /s/ Marshall Durbin, Jr.                      February 16, 1998
-------------------------------------
        MARSHALL DURBIN, JR.

      /s/ Tranum Fitzpatrick                       February 16, 1998
-------------------------------------
         TRANUM FITZPATRICK

     /s/ George W. Hansberry                       February 16, 1998
-------------------------------------
         GEORGE W. HANSBERRY

      /s/ D. Paul Jones, Jr.                       February 16, 1998
-------------------------------------
         D. PAUL JONES, JR.

        /s/ John S. Stein                          February 16, 1998
-------------------------------------
            JOHN S. STEIN

       /s/ Robert J. Wright                        February 16, 1998
-------------------------------------
          ROBERT J. WRIGHT