Form 10-Q
period 1998-03-31
COMPASS BANCSHARES INC
filed 1998-05-15
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 1998                Commission File No. 0-6032

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

                                Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                  Class                 Outstanding at April 30, 1998
       --------------------------       -----------------------------
       Common Stock, $2 Par Value                 70,099,325

                   The number of pages of this report is 20.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                         Page
---------------------------------------------------------------------- ----

Item 1  Financial Statements

        Consolidated Balance Sheets as of March 31, 1998 and
          December 31, 1997                                               3

        Consolidated Statements of Income for the Three Months Ended
          March 31, 1998 and 1997                                         4

        Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1998 and 1997                                   5

        Consolidated Statements of Comprehensive Income for the Three
          Months Ended March 31, 1998 and 1997                            7

        Notes to Consolidated Financial Statements                        8

Item 2  Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                        11

PART II.  OTHER INFORMATION
----------------------------------------------------------------------

Item 1  Legal Proceedings                                                17

Item 6  Exhibits and Reports on Form 8-K                                 17

                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In Thousands)
                                 (Unaudited)


                                                March 31      December 31
                                                  1998            1997
                                              ------------    ------------
ASSETS
Cash and due from banks                       $   692,252     $   739,263
Federal funds sold and securities purchased
  under agreements to resell                      353,223         133,802
Interest bearing deposits with other banks          1,001           1,008
Investment securities (market value of
  $958,753 and  $1,114,415 for 1998 and
  1997, respectively)                             941,348       1,095,804
Investment securities available for sale        2,756,968       2,421,622
Trading account securities                        101,901         112,460

Loans, net of unearned income                   9,016,427       8,944,323
Allowance for loan losses                        (126,483)       (126,506)
                                              ------------    ------------
     Net loans                                  8,889,944       8,817,817

Premises and equipment, net                       317,682         311,560
Other assets                                      450,580         439,115
                                              ------------    ------------
     Total assets                             $14,504,899     $14,072,451
                                              ============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                       $ 2,184,975     $ 2,179,822
    Interest bearing                            8,308,137       8,002,072
                                              ------------    ------------
     Total deposits                            10,493,112      10,181,894

  Federal funds purchased and securities
   sold under agreements to repurchase          1,057,052       1,171,666
  Other short-term borrowings                     153,445         183,153
  Accrued expenses and other liabilities          375,825         135,473
  FHLB and other borrowings                     1,287,086       1,294,653
  Guaranteed preferred beneficial interests
   in Company's junior subordinated
   deferrable interest debentures (Note 4)        100,000         100,000
                                              ------------    ------------
     Total liabilities                         13,466,520      13,066,839

Shareholders' equity:
  Common stock of $2 par value:
    Authorized--100,000,000 shares;
    Issued--70,023,069 shares in 1998 and
      69,790,630 shares in 1997                   140,046         139,581
  Surplus                                         111,096         104,334
  Loans to finance stock purchases                 (1,973)         (5,224)
  Unearned restricted stock                        (5,332)         (2,775)
  Accumulated other comprehensive income --
   net unrealized holding gain on
   available-for-sale securities                    1,602             745
  Retained earnings                               792,940         768,951
                                              ------------    ------------
     Total shareholders' equity                 1,038,379       1,005,612
                                              ------------    ------------
     Total liabilities and shareholders'
      equity                                  $14,504,899     $14,072,451
                                              ============   =============


                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Income
                     (In Thousands Except Per Share Data)
                                 (Unaudited)

                                         Three Months Ended
                                              March 31
                                       ----------------------
                                          1998         1997
                                       ----------   ----------
INTEREST INCOME:
  Interest and fees on loans            $192,205     $176,840
  Interest and dividends on
   investment securities                  18,005       22,625
  Interest on investment
   securities available
   for sale                               39,788       34,011
  Interest on trading account
   securities                              1,606        1,565
  Interest on federal funds
   sold and securities
   purchased under agreements
   to resell                               1,198        1,777
  Interest on interest bearing
   deposits with other banks                  15           23
                                       ----------   ----------
   Total interest income                 252,817      236,841

INTEREST EXPENSE:
  Interest on deposits                    90,217       89,307
  Interest on federal funds
   purchased and securities
   sold under agreements to
   repurchase                             12,863        9,815
  Interest on other short
   -term borrowings                        2,073        2,224
  Interest on FHLB and other
   borrowings                             17,917       11,498
  Interest on guaranteed preferred
   beneficial interests in
   Company's junior subordinated
   deferrable interest debentures          2,058        1,623
                                       ----------   ----------
   Total interest expense                125,128      114,467
                                       ----------   ----------
      Net interest income                127,689      122,374
Provision for loan losses                  6,811        5,605
                                       ----------   ----------
      Net interest income
       after provision for
       loan losses                       120,878      116,769

NONINTEREST INCOME:
  Service charges on deposit
   accounts                               19,498       18,235
  Trust fees                               4,796        4,091
  Trading account profits and
   commissions                             4,309        4,135
  Investment securities
   gains (losses), net                     2,017          (80)
  Retail investment sales                  4,195        4,045
  Other                                   17,850       11,995
                                       ----------   ----------
   Total noninterest income               52,665       42,421

NONINTEREST EXPENSE:
  Salaries and benefits                   57,163       54,771
  Net occupancy expense                    8,292        7,907
  Equipment expense                        8,405        6,984
  Professional services                    8,612        7,143
  Other                                   26,008       22,279
                                       ----------   ----------
   Total noninterest expense             108,480       99,084
                                       ----------   ----------
   Net income before income
    tax expense                           65,063       60,106
Income tax expense                        22,114       21,847
                                       ----------   ----------
      NET INCOME                        $ 42,949     $ 38,259
                                       ==========   ==========

BASIC EARNINGS PER SHARE                   $0.62        $0.55
DILUTED EARNINGS PER SHARE                  0.61         0.55
Basic weighted average shares
 outstanding                              69,779       69,375
Diluted weighted average shares
 outstanding                              70,837       70,121
Dividends per common share               $0.2625      $0.2367


                 COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                              (In Thousands)
                                (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                                ------------------------------
                                                    1998              1997
                                                ------------      ------------
Operating Activities:
Net income                                       $   42,949        $   38,259
Adjustments to reconcile net income to
 cash provided by operations:
  Depreciation and amortization                      11,556            10,678
  Accretion of discount and loan fees                (3,032)           (2,961)
  Provision for loan losses                           6,811             5,605
  Net change in trading account securities           10,559            (2,630)
  Net change in mortgage loans available
   for sale                                         (21,547)           10,627
  (Gain) loss on sale of investment securities       (2,017)               80
  (Gain) loss on sale of premises and equipment          21               (62)
  Gain on sale of other real estate owned              (210)              (21)
  Provision for losses on other real estate
   owned                                                -                  75
  Increase in interest receivable                      (389)           (3,378)
  (Increase) decrease in other assets               (12,205)            2,101
  Decrease in interest payable                       (2,869)           (3,190)
  Increase in taxes payable                          11,699            24,562
  Increase (decrease) in other payables             230,354           (23,403)
                                                ------------      ------------
   Net cash provided by operating activities        271,680            56,342

Investing Activities:
 Proceeds from maturities/calls of investment
  securities                                        204,508            84,215
 Purchases of investment securities                 (49,748)          (16,155)
 Proceeds from sales of securities
  available for sale                                467,959            47,344
 Proceeds from maturities/calls of
  securities available for sale                     194,533           114,665
 Purchases of securities available for sale        (994,652)         (206,299)
 Net (increase) decrease in federal funds
  sold and securities purchased
  under agreements to resell                       (219,421)           26,437
 Net increase in loan portfolio                     (57,670)         (243,078)
 Purchase of branches                                   -              22,216
 Purchases of premises and equipment                (13,116)          (19,413)
 Net (increase) decrease in interest
  bearing deposits with other banks                       7               (37)
 Proceeds from sales of other
  real estate owned                                   1,513             1,551
                                                ------------      ------------
   Net cash used by investing activities           (466,087)         (188,554)


                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                               (In Thousands)
                                 (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                                ------------------------------
                                                    1998              1997
                                                ------------     -------------
Financing Activities:
 Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts              $  296,956         $(125,824)
 Net increase (decrease) in time deposits            14,262          (177,100)
 Net increase (decrease) in federal funds
  purchased                                        (316,295)           25,781
 Net increase in securities sold
  under agreements to repurchase                    201,680            17,915
 Net decrease in short-term
  borrowings                                        (29,708)          (23,792)
 Issuance of FHLB advances and
  other borrowings                                      -             200,000
 Repayment of long-term debt                         (7,589)         (102,278)
 Issuance of guaranteed preferred beneficial
  interests in Company's junior subordinated
  deferrable interest debentures                        -             100,000
 Common dividends paid                              (18,374)          (15,124)
 Exercise of stock options of acquired
  entities prior to acquisition                         599             6,474
 Repayment of loans to finance stock
  purchases                                           3,772             1,605
 Proceeds from exercise of stock options              2,093               693
                                                ------------      ------------
   Net cash provided (used) by
    financing activities                            147,396           (91,650)
                                                ------------      ------------
Net decrease in cash and due from banks             (47,011)         (223,862)
Cash and due from banks at beginning of period      739,263           754,416
                                                ------------      ------------
Cash and due from banks at end of period         $  692,252         $ 530,554
                                                ============      ============

Schedule of noncash investing and
 financing activities:
 Transfers of loans to other real estate owned   $    1,855         $   2,577
 Loans to facilitate the sale of
  other real estate owned                                63               239
 Loans to finance stock purchases                       521               525
 Tax benefit realized upon exercise
  of stock options                                      414               178
 Issuance of restricted stock                         3,015             2,706
 Change in unrealized gain/loss on available
  for sale securities                                 1,271           (15,507)
 Transfer of securities available for
  sale to held-to-maturity securities                   -              98,658
 Receipt of treasury stock upon exercise
  of stock options                                      997                52
 Issuance of treasury stock upon exercise
  of stock options                                      997                52

  Acquisition of branches:
    Liabilities assumed                                             $  25,661
    Assets acquired                                                     3,445
                                                                  ------------
      Net liabilities assumed                                       $  22,216
                                                                  ============

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Income
                                 (In Thousands)
                                   (Unaudited)
                                                       Three Months Ended
                                                            March 31
                                                    -----------------------
                                                       1998        1997
                                                    ----------  -----------
Net income                                          $  42,949    $  38,259
Other comprehensive income, before tax:
 Unrealized holding gain (loss) on
  available for sale securities                         3,509      (14,375)
 Less reclassification adjustment for gains
 (losses) on securities available for sale              2,017          (80)
                                                    ----------   ----------
   Total other comprehensive income, before tax         1,492      (14,295)
Income tax expense (benefit) related to other
  comprehensive income:
 Unrealized holding gain (loss) on
  available for sale securities                         1,355       (5,318)
 Less reclassification adjustment for gains
 (losses) on securities available for sale                720          (30)
                                                    ----------   ----------
   Total income tax expense (benefit) related
    to other comprehensive income                         635       (5,288)
                                                    ----------   ----------
   Total other comprehensive income, net of tax           857       (9,007)
                                                    ----------   ----------
      Total comprehensive income                    $  43,806    $  29,252
                                                    ==========   ==========


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements


NOTE 1 - General

   The consolidated financial statements in this report have not been audited.
In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.
   With regard to quantitative and qualitative disclosures regarding the Company's market risk, refer to Management's Discussion and Analysis and consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Based on current market risk analysis, management believes that the change from December 31, 1997, to March 31, 1998, in the Company's net interest income sensitivity over a one-year horizon is not material to the Company's results of operations.

NOTE 2 - Business Combinations

Completed Acquisitions

   Summarized below are acquisitions completed by the Company during the first three months of 1998. All of the acquisitions completed during the period were accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.


                                                                      Common
                                                                      Shares
dollars in millions  Location               Date    Assets  Equity    Issued
------------------- --------------------   -------  ------  ------  ----------
G.S.B. Investments  Gainesville, Florida   1/13/98   $213     $22    1,649,807

First University
 Corporation        Houston, Texas         1/29/98     68       4      349,874

Fidelity Resources
 Company            Dallas, Texas           2/9/98    335      20    1,800,077


Pending Acquisition

   The Company signed a definitive agreement on April 23, 1998, to acquire Hill Country Bank ("Hill Country") of Austin, Texas. At March 31, 1998, Hill Country had assets of $108 million and equity of $11 million. It is anticipated that the transaction will close in the third quarter of 1998 and will be accounted for under the pooling-of-interests method of accounting.

NOTE 3 - Impaired Loans

   At March 31, 1998, the recorded investment in loans that are considered impaired under generally accepted accounting principles was $25.1 million, of which $10.8 million were on nonaccrual status. Included in this amount is $24.9 million of impaired loans for which the related allowance for loan losses was $4.0 million and $203,000 of loans which are carried at estimated fair value without a specifically allocated allowance for loan losses. At December 31, 1997, impaired loans totaled $23.8 million.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements - Continued

NOTE 4 - Capital Securities

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements - Continued

NOTE 5 - Earnings Per Share

                                                        Three Months Ended
                                                             March 31
                                                     -------------------------
                                                        1998           1997
                                                     ---------      ----------
                                                       (In Thousands Except
                                                          Per Share Data)
                                                            (Unaudited)
BASIC EARNINGS PER SHARE:
  Weighted average shares outstanding                   69,779         69,375
                                                     ==========     ==========
  Net income                                          $ 42,949        $38,259
                                                     ==========     ==========
  Basic earnings per share                            $   0.62        $  0.55
                                                     ==========     ==========
DILUTED EARNINGS PER SHARE:
  Weighted average shares outstanding                   69,779         69,375

  Net effect of the assumed exercise of
   stock options and nonvested restricted
   stock - based on the treasury stock method
   using average market price for the year               1,058            746
                                                     ----------     ----------
  Total weighted average shares and common stock
    equivalents outstanding                             70,837         70,121
                                                     ==========     ==========
  Net income                                          $ 42,949        $38,259
                                                     ==========     ==========
  Diluted earnings per share                          $   0.61        $  0.55
                                                     ==========     ==========


NOTE 6 - Recently Issued Accounting Standards

   In June, 1997, the FASB issued Financial Accounting Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FAS131"). FAS131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision makers use to assess performance and make decisions about resource allocation. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. FAS131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. The Company adopted FAS131 as of January 1, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             Results of Operations

Overview

   This report may contain forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; and significant changes in accounting, tax, or regulatory practices or requirements.
   Net income for the quarter ended March 31, 1998, increased 12 percent to $42.9 million while basic earnings per share increased 13 percent to $0.62 from the first quarter of 1997. Diluted earnings per share increased 11 percent to $0.61. Net interest income increased 4 percent to $127.7 million from the first quarter of 1997 while the provision for loan losses increased 22 percent to $6.8 million. Noninterest income increased 24 percent to $52.7 million during the first quarter of 1998 while noninterest expense increased 9 percent to $108.5 million.
   All acquisitions completed in 1998 were accounted for under the pooling-of-interests method of accounting and, accordingly, the financial statements have been restated for all periods to reflect the acquisitions. Acquisitions completed in 1998 and pending acquisitions are detailed in Note 2 - Business Combinations in the Notes to the Consolidated Financial Statements and acquisitions completed prior to 1998 are included in "Acquisitions" under Item 1 - Business in the Company's 1997 Form 10-K.

Net Interest Income

   Net interest income for the quarter ended March 31, 1998, increased $5.3 million over the first quarter of 1997 to $127.7 million. On a tax-equivalent basis, net interest income increased $5.1 million, or 4 percent, as a result of a $15.8 million, or 7 percent, increase in interest income on a tax-equivalent basis offset, in part, by a $10.7 million, or 9 percent, increase in interest expense. The increase in interest income was primarily due to an increase in average earning assets of $814 million, or 7 percent, partially offset by a 2 basis point decrease in the average yield on earning assets from 8.19 percent to 8.17 percent. The largest portion of the increase in average earning assets from the first quarter of 1997 to the first quarter of 1998 occurred in the average balance of loans, which increased 9 percent, or $771 million, with funding provided primarily by increases in the average balance of federal funds purchased and securities sold under agreements to repurchase and FHLB and other borrowings.
   Interest expense for the quarter ended March 31, 1998, increased by $10.7 million, or 9 percent, from the first quarter of 1997, due principally to a 7 percent increase in total interest bearing liabilities coupled with a 9 basis point increase in the rate paid on liabilities. The increase in interest bearing liabilities was principally due to a $588 million increase in FHLB and other borrowings. The increase in the rate paid on interest bearing liabilities was primarily a function of a 7 basis point increase in the rate paid on total deposits which reflected at 15 basis point increase in the rate paid on savings accounts.

Net Interest Margin

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the first quarter of 1998, the net interest margin, on a tax-equivalent basis, was 4.14 percent compared to 4.25 percent for the same period in 1997. This change resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. The yield on interest earning assets for the first quarter decreased two basis points, including a six basis point decrease in the yield on loans, while the yield on interest bearing liabilities increased nine basis points. The impact of the increase in the yield on interest bearing liabilities on net interest margin was partially offset by a 13 percent increase in the average balance of noninterest bearing demand deposits during the first quarter of 1998.
   During the first quarter of 1998, the Company's net interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by six basis points as compared to a two basis point impact for the same period in 1997.
   The following tables detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three month period ended March 31, 1998, as compared to the comparable period of 1997 (in thousands):


                                              Three Months Ended
                                                   March 31
                                 ---------------------------------------------
                                  Change
                                   1997                 Attributed to
                                    to        --------------------------------
                                   1998        Volume       Rate        Mix
                                 --------     --------    --------    --------
Interest income:
 Loans                           $15,281      $16,766     $(1,357)    $  (128)
 Investment securities            (4,701)      (4,580)       (151)         30
 Investment securities available
  for sale                         5,756        5,523         201          32
 Trading account securities           50           55          (5)         -
 Fed funds and resale agreements    (579)        (644)        102         (37)
 Time deposits in other banks         (8)          (8)         (1)          1
                                 --------     --------    --------    --------
  Increase in interest income    $15,799      $17,112     $(1,211)    $  (102)
                                 ========     ========    ========    ========
Interest expense:
 Deposits                        $   910      $(1,481)    $ 2,408     $   (17)
 Fed funds purchased and repos     3,048        2,590         362          96
 Other short-term borrowings        (151)        (157)          7          (1)
 FHLB and other borrowings*        6,854        9,599      (1,585)     (1,160)
                                 --------     --------    --------    --------
  Increase in interest expense   $10,661      $10,551     $ 1,192     $(1,082)
                                 ========     ========    ========    ========

     * Includes Capital Securities.

Noninterest Income and Noninterest Expense

   During the first quarter of 1998, noninterest income increased $10.2 million, or 24 percent, to $52.7 million, due primarily to a $5.9 million increase in other income, a $1.3 million increase in service charges on deposit accounts and a $2.1 million increase in investment securities gains. Increases in service charges on deposit accounts were due to the increase in deposits while the increase in other income was due to increased mortgage banking income and increased income from tax-advantaged assets. Trading account profits and commissions increased 4 percent to $4.3 million in the first quarter of 1998. Trading account profits for the first three months of 1998 related specifically to derivative securities were approximately $316,000, all of which related to collateralized mortgage obligations ("CMOs") held in the trading account.
   The components of trading account assets at March 31, 1998, and December 31, 1997, are presented in the following table (in thousands):

                                           March 31     December 31
                                             1998          1997
                                         ------------   -----------
U.S. Treasury and Government agency       $  29,052      $   55,487
State and political subdivisions              9,709           8,135
Mortgage-backed pass through securities      50,234          34,282
Other securities                              2,917             281
Derivative securities:
  Collateralized mortgage obligations         9,665          13,906
  Interest rate floors and caps                 279             305
  Other options                                  45              64
                                         -----------     -----------
                                          $ 101,901      $  112,460
                                         ===========     ===========

   Noninterest expense increased $9.4 million, or 9 percent, during the first quarter of 1998 primarily due to increased salaries and benefits, equipment expense, professional services expense and other expense. Salaries increased $1.7 million, or 4 percent, for the first quarter while employee benefits increased $719,000, or 7 percent. The increase in salaries over 1997 levels was the result of regular merit increases. The increase in employee benefits for the first quarter of 1998 was due to increased payroll taxes and employee insurance expense partially offset by decreased pension and ESOP expense. Equipment expense increased 20 percent in the first quarter of 1998 due to increased computer equipment depreciation and rental expense. Professional services expense increased $1.5 million, or 21 percent, due to increased consulting expenses associated with an internal service quality initiative. Other noninterest expense increased $3.7 million, or 17 percent, during the first three months of 1998 primarily due to increased advertising expense associated with the Company's new branding campaign.

Income Taxes

   Income tax expense increased by $276,000, or 1 percent, during the first three months of 1998 compared to the same period in 1997 while pretax income increased 8 percent. The effective tax rate for the first three months of 1998 was 34.0 percent, down significantly from the 36.3 percent effective tax rate for the same period in 1997. The decrease in the effective tax rate was primarily attributable to investment in tax-advantaged assets.

Provision and Allowance for Loan Losses

   The provision for loan losses for the three months ended March 31, 1998, increased $1.2 million, or 22 percent, from the same period in 1997 due to a 26 percent increase in net loan charge-offs during the period. Net loan charge-offs expressed as an annualized percentage of average loans for the first three months of 1998 were 0.31 percent, up from 0.27 percent for the first three months of 1997. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at March 31, 1998, was $126 million, unchanged from December 31, 1997. The ratio of the allowance for loan losses to loans outstanding was 1.40 percent at March 31, 1998, relatively unchanged from 1.41 percent at December 31, 1997.

Nonperforming Assets and Past Due Loans

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $36.9 million at March 31, 1998, decreasing 1 percent from December 31, 1997, as nonaccrual loans decreased $774,000 and other real estate increased by 6 percent. At March 31, 1998, the allowance for loan losses as a percentage of nonperforming loans was 423 percent as compared to 412 percent at December 31, 1997. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due decreased from 287 percent at December 31, 1997, to 270 percent at March 31, 1998.
   Nonperforming assets as a percentage of total loans and other real estate owned decreased slightly to 0.41 percent at March 31, 1998, from 0.42 percent at December 31, 1997. The amount recorded in other repossessed assets at March 31, 1998, was $489,000, relatively unchanged from $472,000 at December 31, 1997. Loans past due ninety days or more but still accruing interest increased 26 percent from $13.4 million at December 31, 1997, to $17.0 million at March 31, 1998, representing 0.19 percent of total loans.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

                              Financial Condition

Overview

   Total assets at March 31, 1998, were $14.5 billion, up 3 percent from December 31, 1997, as an increase in earning assets more than offset a decrease in cash and due from banks. Retained earnings remained the primary source of growth for the Company's capital base.

Assets and Funding

   At March 31, 1998, earning assets totaled $13.2 billion, up from $12.7 billion at December 31, 1997, an increase of 4 percent. The mix of earning assets shifted moderately toward investment securities in the first three months of 1998 with total investment securities comprising 28 percent of total earning assets at March 31, 1998, unchanged from December 31, 1997, while the percentage of earning assets represented by loans decreased to 68 percent from 70 percent.
   A $311 million increase in total deposits and a $240 million increase in accrued expenses and other liabilities during the first three months of 1997 was partially offset by a $115 million decrease in federal funds purchased and securities sold under agreements to repurchase. The increase in accrued expenses and other liabilities was principally due to investment securities purchases with trade dates prior to March 31, 1998, that did not settle until April. At March 31, 1998, deposits accounted for 72 percent of the Company's funding, unchanged from year end.

Liquidity and Capital Resources

   Net cash provided by operating activities totaled $272 million for the three months ended March 31, 1998. Net cash used by investing activities of $466 million consisted of proceeds from maturities/calls of investment securities of $205 million, proceeds from maturities/calls of securities available for sale of $195 million and proceeds from sales of securities available for sale of $468 million. Cash outflows consisted of $995 million in purchases of investment securities available for sale, $50 million in purchases of investment securities, a $58 million increase in loans outstanding, and an increase in federal funds sold and securities purchased under agreements to resell of $219 million. Net cash provided by financing activities of $147 million consisted of a $311 million increase in deposits and an increase in securities sold under agreements to repurchase of $202 million, reduced by decreases in federal funds purchased and short-term borrowings of $316 million and $30 million, respectively, and the payment of $18 million in common stock dividends.
   Total shareholders' equity at March 31, 1998, was 7.16 percent of total assets compared to 7.15 percent at December 31, 1997. During the first quarter of 1998, 1997 and 1996, the Company issued restricted stock to certain executive officers that vests ratably over periods ranging from three to five years. Due to the fact that the restricted stock is considered issued and outstanding and is reflected in common stock and surplus, shareholders' equity has been reduced by the unvested portion of the stock granted, as required by generally accepted accounting principles.
   The leverage ratio, defined as period-end common equity and the Capital Securities adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 7.54 percent at March 31, 1998 and 7.40 percent at December 31, 1997. Similarly, the Company's tangible leverage ratio, defined as period-end common equity and the Capital Securities adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, increased from 7.29 percent at December 31, 1997 to 7.44 percent at March 31, 1998.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of March 31, 1998, exceeded the target ratios of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at March 31, 1998, were 9.95 percent and 12.37 percent, respectively, compared to 9.91 percent and
12.39 percent at December 31, 1997. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                Allowance for Loan Losses/Nonperforming Assets
                                (In Thousands)
                                  (Unaudited)
                                                    Three Months Ended
                                                         March 31
                                               ----------------------------
                                                   1998            1997
                                               -------------    -----------
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                   $  126,506      $ 123,924
Add: Provision charged to earnings                    6,811          5,605
Deduct: Loans charged off                             8,529          7,095
        Loan recoveries                              (1,695)        (1,659)
                                                  ----------     ----------
  Net charge-offs                                     6,834          5,436
                                                  ----------     ----------
Balance at end of period                         $  126,483      $ 124,093
                                                  ==========     ==========

Net charge-offs as a percentage of
  average loans (annualized)                          0.31%          0.27%
Recoveries as a percentage of charge-offs            19.87%         23.38%



                                                  March 31      December 31
                                                    1998           1997
                                                ------------    -----------
NONPERFORMING ASSETS
Nonaccrual loans                                 $   27,595      $  28,369
Renegotiated loans                                    2,315          2,334
                                                  ----------     ----------
  Total nonperforming loans                          29,910         30,703
Other real estate                                     7,002          6,581
                                                  ----------     ----------
  Total nonperforming assets                     $   36,912      $  37,284
                                                  ==========     ==========

Accruing loans ninety days past due              $   16,986      $  13,428

Other repossessed assets                                489            472

Allowance for loan losses                           126,483        126,506

Allowance as a percentage of loans                     1.40%          1.41%
Total nonperforming loans as a percentage
  of loans                                             0.33%          0.34%
Total nonperforming assets as a percentage
  of loans and ORE                                     0.41%          0.42%
Accruing loans ninety days past due as a
  percentage of loans                                  0.19%          0.15%
Allowance for loan losses as a percentage of
  nonperforming loans                                422.88%        412.03%
Allowance for loan losses as a percentage of
  nonperforming assets                               342.66%        339.30%


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                           Page
--------------------------------------------------------------------  ----

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                           Page
--------------------------------------------------------------------  ----

Item 6  Exhibits and Reports on Form 8-K (continued)

(10)(j) Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to the December 31, 1997 Form 10-K filed with the Commission)

(10)(k) Compass Bancshares, Inc., Supplemental Retirement
        Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to the December 31, 1997
        Form 10-K filed with the Commission)

(10)(l) Deferred Compensation Plan for Compass Bancshares,
        Inc., dated as of February 1, 1996 (incorporated by reference to Exhibit 10(l) to the December 31, 1997
        Form 10-K filed with the Commission)

(12) Ratio of Earnings to Fixed Charges                                20

(27) Financial Data Schedule (Filed electronically only)

(b)  Reports on Form 8-K

     None

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 14, 1998                                       /s/ GARRETT R. HEGEL
------------                                ---------------------------
    Date                                    By Garrett R. Hegel, as its
                                                Chief Financial Officer