Form 10-Q
period 1998-06-30
COMPASS BANCSHARES INC
filed 1998-08-14
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 1998              Commission File No. 0-6032

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

                               Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

               Class                   Outstanding at July 31, 1998
    --------------------------         ----------------------------
    Common Stock, $2 Par Value                  70,173,479

                   The number of pages of this report is 22.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                          Page
----------------------------------------------------------------------- ----

Item 1    Financial Statements

     Consolidated Balance Sheets as of June 30, 1998 and December 31,
       1997                                                               3

     Consolidated Statements of Income for the Three and Six Months
      Ended June 30, 1998 and 1997                                        4

     Consolidated Statements of Cash Flows for the Six Months Ended
      June 30, 1998 and 1997                                              5

     Consolidated Statements of Comprehensive Income for the Three and
      Six Months Ended June 30, 1998 and 1997                             7

     Notes to Consolidated Financial Statements                           8

Item 2    Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                       11

Item 3    Quantitative and Qualitative Disclosures About Market Risk     18

PART II.  OTHER INFORMATION
-----------------------------------------------------------------------

Item 1    Legal Proceedings                                              19

Item 4    Submission of Matters to a Vote of Security Holders            19

Item 6    Exhibits and Reports on Form 8-K                               19


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                               June 30        December 31
                                                 1998             1997
                                             ------------     ------------
ASSETS
Cash and due from banks                      $   633,624      $   739,263
Federal funds sold and securities purchased
  under agreements to resell                     177,521          133,802
Interest bearing deposits with other banks           693            1,008
Investment securities (market value of
  $1,600,308 and  $1,114,415 for 1998 and
  1997, respectively)                           1,581,114       1,095,804
Investment securities available for sale        2,557,903       2,421,622
Trading account securities                         82,606         112,460

Loans, net of unearned income                   8,983,479       8,944,323
  Allowance for loan losses                      (123,272)       (126,506)
                                              ------------    ------------
     Net loans                                  8,860,207       8,817,817

Premises and equipment, net                       325,505         311,560
Other assets                                      429,094         439,115
                                              ------------    ------------
     Total assets                             $14,648,267     $14,072,451
                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                       $ 2,230,261     $ 2,179,822
    Interest bearing                            8,421,986       8,002,072
                                              ------------    ------------
     Total deposits                            10,652,247      10,181,894

  Federal funds purchased and securities
   sold under agreements to repurchase            970,587       1,171,666
  Other short-term borrowings                     206,391         183,153
  Accrued expenses and other liabilities          313,758         135,473
  FHLB and other borrowings                     1,333,051       1,294,653
  Guaranteed preferred beneficial interests
   in Company's junior subordinated
   deferrable interest debentures (Note 4)        100,000         100,000
                                              ------------    ------------
     Total liabilities                         13,576,034      13,066,839

Shareholders' equity:
  Common stock of $2 par value:
    Authorized--200,000,000 shares;
    Issued--70,170,834 shares in 1998 and
      69,790,630 shares in 1997                   140,342         139,581
  Surplus                                         113,538         104,334
  Loans to finance stock purchases                 (1,781)         (5,224)
  Unearned restricted stock                        (4,790)         (2,775)
  Accumulated other comprehensive income --
   net unrealized holding gain on
   available-for-sale securities                    6,361             745
  Retained earnings                               818,563         768,951
                                              ------------    ------------
     Total shareholders' equity                 1,072,233       1,005,612
                                              ------------    ------------
     Total liabilities and shareholders'
      equity                                  $14,648,267     $14,072,451
                                              ============    ============


                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Income
                    (In Thousands Except Per Share Data)
                                 (Unaudited)

                                   Three Months Ended       Six Months Ended
                                         June 30                June 30
                                 ----------------------  ----------------------
                                    1998       1997        1998        1997
                                 ----------  ----------  ----------  ----------
INTEREST INCOME:
  Interest and fees on loans      $199,987    $187,798    $392,192    $364,638
  Interest and dividends on
   investment securities            15,664      22,311      33,669      44,936
  Interest on investment
   securities available
   for sale                         41,356      34,370      81,144      68,381
  Interest on trading account
   securities                        1,281       1,785       2,887       3,350
  Interest on federal funds
   sold and securities
   purchased under agreements
   to resell                         1,460       1,564       2,658       3,341
  Interest on interest bearing
   deposits with other banks            18          22          33          45
                                 ----------  ----------  ----------  ----------
   Total interest income           259,766     247,850     512,583     484,691

INTEREST EXPENSE:
  Interest on deposits              94,935      90,469     185,152     179,776
  Interest on federal funds
   purchased and securities
   sold under agreements to
   repurchase                       11,928      12,439      24,791      22,254
  Interest on other short
   -term borrowings                  2,249       3,042       4,322       5,266
  Interest on FHLB and other
   borrowings                       17,377      12,787      35,294      24,285
  Interest on guaranteed prefer-
   red beneficial interests in
   Company's junior subordinated
   deferrable interest debentures    2,057       2,058       4,115       3,681
                                 ----------  ----------  ----------  ----------
   Total interest expense          128,546     120,795     253,674     235,262
                                 ----------  ----------  ----------  ----------
      Net interest income          131,220     127,055     258,909     249,429
Provision for loan losses            7,432       4,871      14,243      10,476
                                 ----------  ----------  ----------  ----------
      Net interest income
       after provision for
       loan losses                 123,788     122,184     244,666     238,953

NONINTEREST INCOME:
  Service charges on deposit
   accounts                         21,185      18,510      40,683      36,745
  Trust fees                         3,714       3,880       8,510       7,971
  Trading account profits and
   commissions                       2,851       3,343       7,160       7,478
  Investment securities
   gains (losses), net                 -           (84)      2,017        (164)
  Gain on sale of securitized
   loans                             4,264         -         4,264         -
  Retail investment sales            5,263       4,251       9,458       8,296
  Other                             17,386      15,017      35,236      27,012
                                 ----------  ----------  ----------  ----------
   Total noninterest income         54,663      44,917     107,328      87,338

NONINTEREST EXPENSE:
  Salaries and benefits             58,336      54,250     115,499     109,021
  Net occupancy expense              8,266       8,340      16,558      16,247
  Equipment expense                  8,244       7,580      16,649      14,564
  Professional services              9,257       8,245      17,869      15,388
  Other                             26,691      26,544      52,699      48,823
                                 ----------  ----------  ----------  ----------
   Total noninterest expense       110,794     104,959     219,274     204,043
                                 ----------  ----------  ----------  ----------
   Net income before income
    tax expense                     67,657      62,142     132,720     122,248
Income tax expense                  23,024      22,225      45,138      44,072
                                 ----------  ----------  ----------  ----------
      NET INCOME                  $ 44,633    $ 39,917    $ 87,582    $ 78,176
                                 ==========  ==========  ==========  ==========

BASIC EARNINGS PER SHARE             $0.63       $0.58       $1.25       $1.13
DILUTED EARNINGS PER SHARE            0.63        0.57        1.24        1.12
Basic weighted average shares
 outstanding                        69,948      69,438      69,851      69,407
Diluted weighted average shares
 outstanding                        70,937      70,271      70,832      70,165
Dividends per common share         $0.2625     $0.2367     $0.5250     $0.4733


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                               (In Thousands)
                                 (Unaudited)

                                                     Six Months Ended
                                                          June 30
                                                -----------------------------
                                                    1998            1997
                                                ------------     ------------
Operating Activities:
 Net income                                      $   87,582       $   78,176
Adjustments to reconcile net income to
 cash provided by operations:
  Depreciation and amortization                      19,926           21,444
  Accretion of discount and loan fees                (6,335)          (6,746)
  Provision for loan losses                          14,243           10,476
  Net change in trading account securities           29,854          (20,237)
  Net change in mortgage loans available
   for sale                                         (22,005)           5,566
  Gain on sale of securitized loans                  (4,264)             -
  (Gain) loss on sale of investment securities       (2,017)             164
  (Gain) loss on sale of premises and equipment         155              (47)
  Gain on sale of other real estate owned              (392)            (156)
  Provision for losses on other real estate
   owned                                                -                144
  (Increase) decrease in interest receivable          4,718           (8,655)
  (Increase) decrease in other assets                (3,519)           1,792
  Decrease in interest payable                       (6,452)          (1,464)
  Increase in taxes payable                           6,181            3,161
  Increase (decrease) in other payables             174,152          (15,211)
                                                ------------     ------------
   Net cash provided by operating activities        291,827           68,407

Investing Activities:
 Proceeds from maturities/calls of investment
  securities                                        358,350          174,450
 Purchases of investment securities                (842,946)         (67,033)
 Proceeds from sales of securities
  available for sale                                468,513          133,156
 Proceeds from maturities/calls of
  securities available for sale                     436,408          293,705
 Purchases of securities available for sale        (996,120)        (417,530)
 Net increase in federal funds
  sold and securities purchased
  under agreements to resell                        (43,719)          (8,607)
 Net increase in loan portfolio                    (416,615)        (541,461)
 Sale of securitized loans                          359,680              -
 Purchase of branches                                   -             22,216
 Purchases of premises and equipment                (27,346)         (36,539)
 Net decrease in interest
  bearing deposits with other banks                     315              174
 Proceeds from sales of other
  real estate owned                                   3,145            3,882
                                                ------------     ------------
   Net cash used by investing activities           (700,335)        (443,587)


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                               (In Thousands)
                                 (Unaudited)

                                                      Six Months Ended
                                                          June 30
                                                ----------------------------
                                                    1998            1997
                                                ------------    ------------
Financing Activities:
 Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts              $  401,663       $(105,413)
 Net increase (decrease) in time deposits            68,690         (97,623)
 Net decrease in federal funds
  purchased                                        (360,740)       (134,774)
 Net increase in securities sold
  under agreements to repurchase                    159,661          20,784
 Net increase in short-term
  borrowings                                         23,238         172,106
 Issuance of FHLB advances and
  other borrowings                                  146,000         312,500
 Repayment of FHLB advances and
  other borrowings                                 (107,648)       (104,831)
 Issuance of guaranteed preferred beneficial
  interests in Company's junior subordinated
  deferrable interest debentures                        -           100,000
 Common dividends paid                              (36,793)        (30,336)
 Exercise of stock options of acquired
  entities prior to acquisition                         599           6,473
 Repayment of loans to finance stock
  purchases                                           4,606           1,966
 Proceeds from exercise of stock options              3,593             507
                                                ------------    ------------
   Net cash provided by
    financing activities                            302,869         141,359
                                                ------------    ------------
Net decrease in cash and due from banks            (105,639)       (233,821)
Cash and due from banks at beginning of period      739,263         754,416
                                                ------------    ------------
Cash and due from banks at end of period         $  633,624       $ 520,595
                                                ============    ============

Schedule of noncash investing and
 financing activities:
 Transfers of loans to other real estate owned   $    4,007       $   4,097
 Loans to facilitate the sale of
  other real estate owned                                63             494
 Loans to finance stock purchases                     1,163           1,077
 Tax benefit realized upon exercise
  of stock options                                      419           1,778
 Issuance of restricted stock                         3,014           2,706
 Assets retained in loan securitization and sale     36,593             -
 Change in unrealized gain/loss on available-
  for-sale securities                                 8,448           1,337
 Transfer of securities available for
  sale to held-to-maturity securities                   -           119,382
 Receipt of treasury stock upon exercise
  of stock options                                    2,014             386
 Issuance of treasury stock upon exercise
  of stock options                                    2,014             386

  Acquisition of branches:
    Liabilities assumed                                           $  25,661
    Assets acquired                                                   3,445
                                                                ------------
      Net liabilities assumed                                     $  22,216
                                                                ============

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income
                               (In Thousands)
                                 (Unaudited)

                                    Three Months Ended     Six Months Ended
                                         June 30               June 30
                                 ----------------------  ---------------------
                                     1998       1997        1998       1997
                                 ----------  ----------  ---------- ----------
Net income                        $ 44,633    $ 39,917    $ 87,582   $ 78,176
Other comprehensive income,
 before tax:
 Unrealized holding gain
  (loss) on available for
  sale securities                    7,320      16,113      10,829      1,738
 Less reclassification
  adjustment for gains
  (losses) on securities
  available for sale                   -           (84)      2,017       (164)
                                 ----------  ----------  ---------- ----------
   Total other comprehensive
    income, before tax               7,320      16,197       8,812      1,902

Income tax expense (benefit)
 related to other
 comprehensive income:
 Unrealized holding gain
  (loss) on available for
  sale securities                    2,562       5,845       3,917        527
 Less reclassification
  adjustment for gains
  (losses) on securities
  available for sale                   -           (32)        720        (62)
                                 ----------  ----------  ---------- ----------
   Total income tax expense
    (benefit) related to
     other comprehensive income      2,562       5,877       3,197        589
                                 ----------  ----------  ---------- ----------
   Total other comprehensive
    income, net of tax               4,758      10,320       5,615      1,313
                                 ----------  ----------  ---------- ----------
   Total comprehensive income     $ 49,391    $ 50,237    $ 93,197   $ 79,489
                                 ==========  ==========  ========== ==========

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

NOTE 2 - Business Combinations

Completed Acquisitions

   Summarized below are acquisitions completed by the Company during the first six months of 1998. All of the acquisitions completed during the period were accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.

                                                                                    Common
dollars in millions                        Location    Date  Assets  Equity  Shares Issued
----------------------------   -------------------- -------  ------  ------  -------------
G.S.B. Investments, Inc.       Gainesville, Florida 1/13/98    $213     $22     1,649,807

First University Corporation         Houston, Texas 1/29/98      68       4       349,874

Fidelity Resources Company            Dallas, Texas  2/9/98     335      20     1,800,077


Pending Acquisitions at June 30, 1998

   The Company completed the acquisition of Hill Country Bank ("Hill Country") of Austin, Texas, on August 1, 1998. At the date of closing, Hill Country had assets of $109 million and equity of $10 million. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior period information will be restated in the third quarter of 1998.
   On July 6, 1998, the Company signed a definitive agreement to acquire Arizona Bank, of Tucson, Arizona. At June 30, 1998, Arizona Bank had assets of $759 million and equity of $72 million. It is anticipated that the transaction will close in the fourth quarter of 1998 and will be accounted for under the pooling-of-interests method of accounting.

NOTE 3 - Impaired Loans

   At June 30, 1998, the recorded investment in loans that are considered impaired under generally accepted accounting principles was $28.2 million, of which $14.3 million were on nonaccrual status. Included in this amount is $27.0 million of impaired loans for which the related allowance for loan losses was $4.6 million and $1.2 million of loans which are carried at estimated fair value without a specifically allocated allowance for loan losses. At December 31, 1997, impaired loans totaled $23.8 million.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements - Continued

NOTE 4 - Capital Securities

   In January, 1997, the Company formed a wholly owned Delaware statutory business trust, Compass Trust I, which issued $100 million of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures ("Capital Securities") that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of Compass Trust I are owned by the Company. The proceeds from the issuance of the Capital Securities ($100 million) and common securities ($3.1 million) were used by Compass Trust I to purchase $103.1 million of junior subordinated deferrable interest debentures of the Company which carry an interest rate of 8.23 percent. The debentures represent the sole asset of Compass Trust I. The debentures and related income statement effects are eliminated in the Company's financial statements.
   The Capital Securities accrue and pay distributions semiannually at a rate of 8.23 percent per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Capital Securities; (ii) the redemption price with respect to any Capital Securities called for redemption by Compass Trust I; and (iii) payments due upon a voluntary or involuntary liquidation, winding-up or termination of Compass Trust I.
   The Capital Securities are mandatorily redeemable upon the maturity of the debentures on January 15, 2027, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Compass Trust I: (i) in whole or in part, on or after January 15, 2007, and
(ii) in whole (but not in part) at any time within 90 days following the occurrence and during the continuation of a tax event or capital treatment event (as defined in the offering circular and indenture). As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from 4.12 percent in 2007 to 0.41 percent in 2016.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements - Continued

NOTE 5 - Earnings Per Share

                                 Three Months Ended     Six Months Ended
                                      June 30               June 30
                                --------------------  --------------------
                                   1998       1997       1998       1997
                                ---------  ---------  ---------  ---------
                                    (In Thousands Except Per Share Data)
                                                (Unaudited)
 BASIC EARNINGS PER SHARE:
  Weighted average shares
   outstanding                    69,948     69,438     69,851     69,407
                                ========= ==========  ========= ==========

  Net income                    $ 44,633  $  39,917   $ 87,582  $  78,176
                                ========= ==========  ========= ==========

  Basic earnings per share      $   0.63  $    0.58   $   1.25  $    1.13
                                ========= ==========  ========= ==========

 DILUTED EARNINGS PER SHARE:
  Weighted average shares
   outstanding                    69,948     69,438     69,851     69,407

  Net effect of the assumed
    exercise of stock options
    and nonvested restricted
    stock - based on the
    treasury stock method
    using average market
    price for the year               989        833        981        758
                                ---------  ---------  ---------  ---------

  Total weighted average
    shares and common stock
    equivalents outstanding       70,937     70,271     70,832     70,165
                                ========= ==========  ========= ==========

  Net income                    $ 44,633  $  39,917   $ 87,582  $  78,176
                                ========= ==========  ========= ==========

  Diluted earnings per share    $   0.63  $    0.57   $   1.24  $    1.12
                                ========= ==========  ========= ==========

NOTE 6 - Recently Issued Accounting Standards

   In June, 1997, the FASB issued Financial Accounting Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FAS131"). FAS131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision makers use to assess performance and make decisions about resource allocation. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. FAS131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. The Company adopted FAS131 as of January 1, 1998.
   In June, 1998, the FASB issued Financial Accounting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). FAS133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Presently, the Company is unable to quantify the impact that the adoption of FAS133 will have on the consolidated financial statements of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             Results of Operations

Overview

   This report may contain forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; and significant changes in accounting, tax, or regulatory practices or requirements.
   Net income for the quarter ended June 30, 1998, increased 12 percent from the second quarter of 1997 to $44.6 million while basic earnings per share increased 9 percent to $0.63 per share and diluted earnings per share increased 11 percent to $0.63 per share. Net interest income increased 3 percent to $131.2 million from the second quarter of 1997 while the provision for loan losses increased 53 percent to $7.4 million. Noninterest income increased 22 percent to $54.7 million during the second quarter of 1998 while noninterest expense increased 6 percent to $110.8 million.
   For the first six months of 1998, net income increased 12 percent to $87.6 million while both basic and diluted earnings per share for the period increased 11 percent, to $1.25 per share and $1.24 per share, respectively. For the year-to-date period, net interest income grew by 4 percent to $258.9 million while the provision for loan losses increased by 36 percent to $14.2 million. Noninterest income and noninterest expense increased by 23 percent and 7 percent, respectively, over the prior year period.
   All acquisitions completed in 1998 were accounted for under the pooling-of-interests method of accounting and, accordingly, the financial statements have been restated for all periods to reflect the acquisitions. Acquisitions completed in 1998 and pending acquisitions are detailed in Note 2 - Business Combinations in the Notes to the Consolidated Financial Statements and acquisitions completed prior to 1998 are included in "Acquisitions" under Item 1 - Business in the Company's 1997 Form 10-K.

Net Interest Income

   Net interest income for the quarter ended June 30, 1998, increased $4.2 million over the second quarter of 1997 to $131.2 million. On a tax-equivalent basis, net interest income increased $3.9 million, or 3 percent, as a result of an $11.7 million, or 5 percent, increase in interest income on a tax-equivalent basis offset in part by a $7.8 million, or 6 percent, increase in interest expense. The increase in interest income was primarily due to an increase in average earning assets of $747 million, or 6 percent, reduced by the effect of an 11 basis point decrease in the average yield on earning assets from 8.23 percent to 8.12 percent. The largest portion of the increase in average earning assets from the second quarter of 1997 occurred in the average balance of loans, which increased 8 percent, or $692 million, with funding provided primarily by increases in the average balance of noninterest bearing demand deposits, savings accounts, and FHLB and other borrowings. The 6 percent increase in interest expense resulted from a $646 million, or 6 percent, increase in the average balance of interest bearing liabilities along with a 1 basis point increase in the rate paid.
   While net interest income for the six months ended June 30, 1998, increased $9.5 million over the prior year period, on a tax-equivalent basis, net interest income increased $9.1 million, or 4 percent. This increase was a function of a $27.5 million, or 6 percent, increase in interest income and an $18.4 million, or 8 percent, increase in interest expense. The increase in interest income was due to a 7 percent, or $780 million, increase in average earning assets for the six month period while the average yield on earning assets declined by 7 basis points to 8.14 percent. At the same time, average interest bearing liabilities increased $682 million, primarily in savings accounts and FHLB and other borrowings, while the rate paid on interest bearing liabilities increased 4 basis points to 4.77 percent.

Net Interest Margin

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the second quarter of 1998, the net interest margin, on a tax-equivalent basis, was 4.12 percent compared to 4.24 percent for the same period in 1997. This change resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. The yield on interest earning assets for the second quarter decreased 11 basis points, including a 13 basis point decrease in the yield on loans, while the yield on interest bearing liabilities increased 1 basis point. The impact of the increase in the yield on interest bearing liabilities on net interest margin was partially offset by a 13 percent increase in the average balance of noninterest bearing demand deposits during the second quarter of 1998.
   For the six months ended June 30, 1998, the net interest margin declined 11 basis points to 4.13 percent from the prior year period due to a 7 basis point decrease in yield on earning assets coupled with a 4 percent increase in the rate paid on interest bearing liabilities. The decrease in yield on earning assets was due to a 10 basis point decrease in the yield on loans from 8.83 percent to 8.73 percent. A six basis point increase in the rate paid on interest bearing deposits, primarily savings accounts, was the leading contributor to the increase in the rate paid on interest bearing liabilities. For the six month period, the rate paid on savings accounts increased from 3.60 percent in 1997 to 3.74 percent in the current year.
   During the second quarter of 1998, the Company's net interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by 10 basis points as compared to a 4 basis point impact for the same period in 1997. For the six months ended June 30, 1998, the use of interest rate contracts increased the Company's taxable equivalent net interest margin by nine basis points, up significantly from the three basis point impact for the first six months of 1997.
   The following tables detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the six month and three month periods ended June 30, 1998, as compared to the comparable periods of 1997 (in thousands):

                                                 Six Months Ended
                                                  June 30, 1998
                                  --------------------------------------------
                                    Change
                                     1997              Attributed to
                                      to      -------------------------------
                                     1998      Volume      Rate        Mix
                                  ---------   ---------  ---------  ---------
Interest income:
  Loans                             $27,400    $32,037    $(4,263)   $  (374)
  Investment securities             (11,471)   (11,168)      (399)        96
  Investment securities available
   for sale                          12,727     12,974       (208)       (39)
  Trading account securities           (471)     (425)        (53)         7
  Fed funds and resale agreements      (683)     (843)        215        (55)
  Time deposits in other banks          (12)      (15)          4         (1)
                                   ---------  ---------  ---------   ---------
   Increase in interest income      $27,490    $32,560    $(4,704)    $  (366)
                                   =========  =========  =========   =========
Interest expense:
  Deposits                          $ 5,376    $ 1,330    $ 3,909     $   137
  Fed funds purchased and repos       2,537      2,294        220          23
  Other short-term borrowings          (944)      (843)      (120)         19
  FHLB and other borrowings*         11,443     15,925     (2,856)     (1,626)
                                   ---------  ---------  ---------   ---------
   Increase in interest expense     $18,412    $18,706    $ 1,153     $(1,447)
                                   =========  =========  =========   =========

                                               Three Months Ended
                                                 June 30, 1998
                                  --------------------------------------------
                                    Change
                                     1997             Attributed to
                                      to     ---------------------------------
                                     1998     Volume       Rate         Mix
                                  ---------  ---------   ---------   ---------
Interest income:
  Loans                            $12,119     $15,266    $(2,911)    $  (236)
  Investment securities             (6,770)     (6,583)      (262)         75
  Investment securities available
   for sale                          6,971       7,452       (395)        (86)
  Trading account securities          (521)       (484)       (49)         12
  Fed funds and resale agreements     (104)       (191)        99         (12)
  Time deposits in other banks          (4)         (7)         4          (1)
                                  ---------   ---------  ---------   ---------
   Increase in interest income     $11,691     $15,453    $(3,514)    $  (248)
                                  =========   =========  =========   =========
Interest expense:
  Deposits                         $ 4,466     $ 2,850    $ 1,514     $   102
  Fed funds purchased and repos       (511)       (370)      (145)          4
  Other short-term borrowings         (793)       (694)      (129)         30
  FHLB and other borrowings*         4,589       6,426     (1,282)       (555)
                                  ---------   ---------  ---------   ---------
   Increase in interest expense    $ 7,751     $ 8,212    $   (42)    $  (419)
                                  =========   =========  =========   =========

   * Includes Capital Securities.

Noninterest Income and Noninterest Expense

   During the second quarter of 1998, noninterest income increased $9.7 million, or 22 percent, to $54.7 million, due primarily to a $4.3 million gain on the sale of securitized indirect auto loans, a $2.7 million increase in service charges on deposit accounts, and a $2.4 million increase in other income. For the six months ended June 30, 1998, noninterest income increased $20.0 million, or 23 percent, over the prior year period to $107.3 million. The primary components of the increase included the $4.3 million gain on sale of securitized loans, a $3.9 million increase in service charges on deposit accounts, a $2.2 million increase in investment securities gains, and a $8.2 million increase in other income. The increase in service charges on deposit accounts was due to growth in deposits while the increase in other income was due to increased mortgage banking income and increased income from tax-advantaged assets. Trading account profits and commissions decreased 15 percent to $2.9 million in the second quarter of 1998 and declined 4 percent to $7.2 million during the first six months of the year. Trading account profits for the first six months of 1998 related specifically to derivative securities were approximately $477,000, consisting of $492,000 of profits related to collateralized mortgage obligations ("CMOs") held in the trading account and trading losses of $15,000 on non-CMO derivative securities, specifically options, futures, and interest rate swaps, caps, and floors.
   The components of trading account assets at June 30, 1998, and December 31, 1997, are presented in the following table (in thousands):


                                           June 30         December 31
                                             1998             1997
                                         ------------     -------------
U.S. Treasury and Government agency        $  29,532        $   55,487
State and political subdivisions               5,700             8,135
Mortgage-backed pass through securities       33,345            34,282
Other securities                                 527               281
Derivative securities:
 Collateralized mortgage obligations          13,194            13,906
 Interest rate caps and floors                   224               305
 Other                                            84                64
                                          -----------       -----------
                                           $  82,606        $  112,460
                                          ===========       ===========



   Noninterest expense increased $5.8 million, or 6 percent, during the second quarter of 1998 principally as a result of increases in salaries and benefits and professional services. For the six months ended June 30, 1998, noninterest expense increased $15.2 million, or 7 percent, due to increases in all expense categories. Salaries increased 8 percent and 6 percent, respectively, for the second quarter and the first six months of 1998 while employee benefits increased 3 percent and 5 percent. The increase in salaries over 1997 levels was the result of regular merit increases and increased incentive expense. Equipment expense increased during 1998 due to increased computer equipment depreciation and software maintenance while professional services expense increased as a result of increased consulting expenses primarily associated with internal service quality initiatives. Other noninterest expense increased $3.9 million, or 8 percent, during the first six months of 1998 due in large part to increased advertising associated with the Company's new branding campaign.

Income Taxes

   Income tax expense increased by $1.1 million, or 2 percent, during the first six months of 1998 compared to the same period in 1997 while pretax income increased 9 percent. The effective tax rate for the first six months of 1998 was 34.0 percent, down significantly from the 36.1 percent effective tax rate for the same period in 1997. The decrease in the effective tax rate was primarily attributable to investment in tax-advantaged assets.

Provision and Allowance for Loan Losses

   The provision for loan losses for the six months ended June 30, 1998, increased $3.8 million, or 36 percent, from the same period in 1997 due to a 37 percent increase in net loan charge-offs during the period. Net loan charge-offs expressed as an annualized percentage of average loans for the first six months of 1998 were 0.32 percent, up from 0.25 percent for the first six months of 1997. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at June 30, 1998, was $123 million, down from $127 million at December 31, 1997. The ratio of the allowance for loan losses to loans outstanding was 1.37 percent at June 30, 1998, down from 1.41 percent at December 31, 1997.

Nonperforming Assets and Past Due Loans

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $40.4 million at June 30, 1998, increasing 8 percent from December 31, 1997, as nonaccrual loans increased $2.0 million and other real estate increased by $1.1 million. At June 30, 1998, the allowance for loan losses as a percentage of nonperforming loans was 377 percent as compared to 412 percent at December 31, 1997. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due increased from 287 percent at December 31, 1997, to 291 percent at June 30, 1998.
   Nonperforming assets as a percentage of total loans and other real estate owned increased slightly to 0.45 percent at June 30, 1998, from 0.42 percent at December 31, 1997. The amount recorded in other repossessed assets at June 30, 1998, was $399,000, relatively unchanged from $472,000 at December 31, 1997. Loans past due ninety days or more but still accruing interest decreased 28 percent from $13.4 million at December 31, 1997, to $9.7 million at June 30, 1998, representing 0.11 percent of total loans.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.


                              Financial Condition

Overview

   Total assets at June 30, 1998, were $14.6 billion, up 4 percent from December 31, 1997, as an increase in earning assets more than offset a decrease in cash and due from banks. Retained earnings remained the primary source of growth for the Company's capital base.

Assets and Funding

   At June 30, 1998, earning assets totaled $13.4 billion, up from $12.7 billion at December 31, 1997, an increase of 5 percent. The mix of earning assets shifted moderately toward investment securities in the first six months of 1998 with total investment securities comprising 31 percent of total earning assets at June 30, 1998, up from 28 percent at December 31, 1997, while the percentage of earning assets represented by loans decreased to 67 percent from 70 percent. This shift was due in large part to the securitization and sale of approximately $400 million in indirect auto loans in June, 1998.
   A $470 million increase in total deposits and a $178 million increase in accrued expenses and other liabilities during the first six months of 1997 was partially offset by a $201 million decrease in federal funds purchased and securities sold under agreements to repurchase. The increase in accrued expenses and other liabilities was principally due to investment securities purchases with trade dates prior to June 30, 1998, that did not settle until July, which represented the reinvestment of funds received in connection with the auto loan securitization. At June 30, 1998, deposits accounted for 73 percent of the Company's funding, unchanged from year end.

Liquidity and Capital Resources

   Net cash provided by operating activities totaled $292 million for the six months ended June 30, 1998, represented primarily by net income and the increase in other payables related to the purchase of investment securities with trade dates prior to June 30, 1998. Net cash used by investing activities of $700 million consisted of $996 million in purchases of investment securities available for sale, $843 million in purchases of investment securities, and a $417 million increase in loans outstanding. Cash inflows consisted of $360 million received in the securitization and sale of indirect auto loans, proceeds from maturities/calls of investment securities of $358 million, proceeds from maturities/calls of securities available for sale of $436 million and proceeds from sales of securities available for sale of $469 million. Net cash provided by financing activities of $303 million consisted of a $470 million increase in deposits, an increase in securities sold under agreements to repurchase of $160 million, and a net increase in long-term borrowings of $38 million, reduced by decreases in federal funds purchased of $361 million and the payment of $37 million in common stock dividends.
   Total shareholders' equity at June 30, 1998, was 7.32 percent of total assets compared to 7.15 percent at December 31, 1997. The leverage ratio, defined as period-end common equity and the Capital Securities adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 7.60 percent at June 30, 1998 and 7.40 percent at December 31, 1997. Similarly, the Company's tangible leverage ratio, defined as period-end common equity and the Capital Securities adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, increased from 7.29 percent at December 31, 1997 to 7.50 percent at June 30, 1998.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of June 30, 1998, exceeded the target ratios of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at June 30, 1998, were 9.62 percent and 11.73 percent, respectively, compared to 9.91 percent and
12.39 percent at December 31, 1997. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 Allowance for Loan Losses/Nonperforming Assets
                                 (In Thousands)
                                   (Unaudited)

                                                      Six Months Ended
                                                          June 30
                                                 ---------------------------
                                                    1998           1997
                                                 -----------    -----------
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                   $  126,506      $ 123,924
Add: Provision charged to earnings                   14,243         10,476
Deduct: Allowance sold in loan securitization         3,212            -
        Loans charged off                            17,781         13,675
        Loan recoveries                              (3,516)        (3,299)
                                                 -----------    -----------
  Net charge-offs                                    14,265         10,376
                                                 -----------    -----------
Balance at end of period                         $  123,272      $ 124,024
                                                 ===========    ===========

Net charge-offs as a percentage of
  average loans (annualized)                          0.32%          0.25%
Recoveries as a percentage of charge-offs            19.77%         24.12%


                                                   June 30      December 31
                                                     1998          1997
                                                 -----------    -----------
NONPERFORMING ASSETS
Nonaccrual loans                                 $   30,389      $  28,369
Renegotiated loans                                    2,297          2,334
                                                 -----------    -----------
  Total nonperforming loans                          32,686         30,703
Other real estate                                     7,703          6,581
                                                 -----------    -----------
  Total nonperforming assets                     $   40,389      $  37,284
                                                 ===========    ===========

Accruing loans ninety days past due              $    9,710      $  13,428

Other repossessed assets                                399            472

Allowance for loan losses                           123,272        126,506

Allowance as a percentage of loans                    1.37%          1.41%
Total nonperforming loans as a percentage
  of loans                                            0.36%          0.34%
Total nonperforming assets as a percentage
  of loans and ORE                                    0.45%          0.42%
Accruing loans ninety days past due as a
  percentage of loans                                 0.11%          0.15%
Allowance for loan losses as a percentage of
  nonperforming loans                               377.14%        412.03%
Allowance for loan losses as a percentage of
  nonperforming assets                              305.21%        339.30%


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Quantitative and Qualitative Disclosures About Market Risk
                                (In thousands)
                                  (Unaudited)

   The Company's interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described on page 20 of its December 31, 1997 Form 10-K. Net interest income sensitivities over a one-year time horizon as of June 30, 1998 and December 31, 1997 are shown below.

                                                          Percentage
                                                      Increase/(Decrease)
                                                      in Interest Income/
                                                         Expense Given
                                                         Immediate and
                               Principal/Notional      Sustained Parallel
                               Amount of Earning      Interest Rate Shifts
                                Assets, Interest   --------------------------
                              Bearing Liabilities    Down 100       Up 100
                                   and Swaps       Basis Points  Basis Points
                             --------------------  ------------  ------------
December 31, 1997:
------------------
 Assets which reprice in:
  One year or less               $  5,136,985         (9.02)%       10.20%
  Over one year                     7,572,034         (3.20)         2.36
                                 ------------
                                 $ 12,709,019         (5.67)         5.69
                                 ============

 Liabilities which reprice in:
  One year or less               $  8,037,854        (12.63)        16.86
  Over one year                     2,713,690         (4.58)         3.45
                                 ------------
                                 $ 10,751,544        (10.06)        12.58
                                 ============

Non-trading swaps                $  1,561,303        (27.72)       (75.80)
                                 ============

   Total net interest income
    sensitivity                                       (1.60)        (2.60)


June 30, 1998:
--------------
 Assets which reprice in:
  One year or less               $  5,261,428        (10.60)%        9.76%
  Over one year                     7,993,035         (5.26)         2.24
                                 ------------
                                 $ 13,254,463         (7.46)         5.34
                                 ============

 Liabilities which reprice in:
  One year or less               $  7,708,437        (13.50)        16.27
  Over one year                     3,323,578         (5.25)         6.49
                                 ------------
                                 $ 11,032,015        (10.45)        12.66
                                 ============

Non-trading swaps                $  1,769,677         13.92        (85.55)
                                 ============

   Total net interest income
    sensitivity                                       (3.88)        (4.46)


   As shown in the table above, net interest income sensitivity increased from December 31, 1997 to June 30, 1998. In the down-rate scenario, the increased sensitivity is due largely to an increase in estimated prepayment speeds for mortgage loans and mortgage-backed securities, including CMOs. Increased prepayments in a down-rate environment would result in reinvestment of cash flows at lower rates, thus increasing net interest income sensitivity. For the up-rate scenario, the increased sensitivity is due primarily to callable receive-fixed swaps and callable FHLB advances entered into during 1998. Both instruments will result in lower net interest income in an up-rate scenario. The Company will continue to closely monitor interest rate risk relative to its established policy limits.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                               Page
------------------------------------------------------------------------- ----

Item 1 Legal Proceedings
------ -----------------

  During the ordinary course of business, the Company is subject to legal proceedings which involve claims for substantial monetary relief. However, based upon the advice of legal counsel, management is of the opinion that any legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4 Submission of Matters to Vote of Security Holders
------ -------------------------------------------------

  The election of three directors and the approval of an increase in the number of authorized shares of common stock were submitted to the shareholders at the Company's Annual Meeting held April 20, 1998. Charles W. Daniel, D. Paul Jones, Jr., and Carl J. Gessler, Jr., M.D. were elected upon receipt of the following votes for/withheld, respectively, 54,626,605/458,908, 54,565,492/520,021, and
54,860,097/225,416. Jack C. Demetree, Tranum Fitzpatrick, John S. Stein, William Eugene Davenport, Marshall Durbin, Jr., and Robert J. Wright were not subject to reelection and their terms continued after the meeting. An increase in the number of authorized shares of the Company's common stock to 200 million shares was approved by a vote of for/against/abstain of 52,580,997/2,220,683/283,833.

Item 6 Exhibits and Reports on Form 8-K
------ --------------------------------

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                               Page
------------------------------------------------------------------------- ----

Item 6 Exhibits and Reports on Form 8-K (continued)
------ --------------------------------------------


(10)(g) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended December 31, 1994, filed February 27, 1995, with the Securities and Exchange Commission)

(10)(h) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to
         Exhibit 10(i) to the Company's Registration Statement on Form S-4, Registration No. 333-15373, filed November 1, 1996, with the Securities and Exchange Commission)

(10)(i) Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to the December 31, 1997 Form 10-K filed with the Commission)

(10)(j) Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to the December 31, 1997 Form 10-K filed with the Commission)

(10)(k) Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996 (incorporated by reference to Exhibit 10(l) to the December 31, 1997 Form 10-K filed with the
         Commission)

(12)     Ratio of Earnings to Fixed Charges                                22

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


August 13, 1998                                          /s/ GARRETT R. HEGEL
---------------                                   ---------------------------
     Date                                         By Garrett R. Hegel, as its
                                                      Chief Financial Officer