Form 10-Q
period 1998-09-30
COMPASS BANCSHARES INC
filed 1998-11-16
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 1998        Commission File No. 0-6032

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

                                Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                 Class                   Outstanding at October 31, 1998
       --------------------------        -------------------------------
       Common Stock, $2 Par Value                  70,931,447

                   The number of pages of this report is 24.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                          Page
----------------------------------------------------------------------  ----

Item 1    Financial Statements

       Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1997                                                3

       Consolidated Statements of Income for the Three and Nine Months
         Ended September 30, 1998 and 1997                                4

       Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1998 and 1997                                      5

       Consolidated Statements of Comprehensive Income for the Three and
         Nine Months Ended September 30, 1998 and 1997                    7

       Notes to Consolidated Financial Statements                         8

Item 2 Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                         11

Item 3 Quantitative and Qualitative Disclosures About Market Risk        20

PART II.  OTHER INFORMATION
----------------------------------------------------------------------

Item 1 Legal Proceedings                                                 21

Item 6 Exhibits and Reports on Form 8-K                                  21

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                               September 30     December 31
                                                   1998             1997
                                               ------------     ------------
ASSETS
Cash and due from banks                        $   519,046      $   745,959
Federal funds sold and securities purchased
  under agreements to resell                        49,628          143,624
Interest bearing deposits with other banks             693            1,008
Investment securities (market value of
  $2,090,101 and  $1,119,462 for 1998 and
  1997, respectively)                            2,053,404        1,100,458
Investment securities available for sale         2,860,952        2,438,757
Trading account securities                          83,040          112,460

Loans, net of unearned income                    8,954,974        9,011,158
  Allowance for loan losses                       (124,266)        (127,510)
                                               ------------     ------------
     Net loans                                   8,830,708        8,883,648

Premises and equipment, net                        334,722          313,699
Other assets                                       433,204          439,860
                                               ------------     ------------
     Total assets                              $15,165,397      $14,179,473
                                               ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                        $ 2,206,825      $ 2,207,086
    Interest bearing                             8,436,513        8,070,617
                                               ------------     ------------
     Total deposits                             10,643,338       10,277,703

  Federal funds purchased and securities
   sold under agreements to repurchase           1,495,498        1,171,667
  Other short-term borrowings                      192,695          183,153
  Accrued expenses and other liabilities           226,446          136,580
  FHLB and other borrowings                      1,383,014        1,294,653
  Guaranteed preferred beneficial interests
   in Company's junior subordinated
   deferrable interest debentures (Note 4)         100,000          100,000
                                               ------------     ------------
     Total liabilities                          14,040,991       13,163,756

Shareholders' equity:
  Common stock of $2 par value:
    Authorized--200,000,000 shares;
    Issued--70,906,673 shares in 1998 and
      70,518,704 shares in 1997                    141,813          141,037
  Surplus                                          120,923          113,386
  Loans to finance stock purchases                  (3,070)          (5,224)
  Unearned restricted stock                         (3,974)          (2,775)
  Accumulated other comprehensive income --
    net unrealized holding gain on
    available-for-sale securities                   20,446              827
  Retained earnings                                848,268          768,466
                                               ------------     ------------
     Total shareholders' equity                  1,124,406        1,015,717
                                               ------------     ------------
     Total liabilities and shareholders'
      equity                                   $15,165,397      $14,179,473
                                               ============     ============

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                       (In Thousands Except Per Share Data)
                                   (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                    September 30            September 30
                               ----------------------   ----------------------
                                  1998        1997         1998        1997
                               ----------  ----------   ----------  ----------
INTEREST INCOME:
  Interest and fees on loans    $199,063    $193,383     $594,986    $561,258
  Interest and dividends on
   investment securities          28,136      20,881       61,957      65,982
  Interest on investment
   securities available
   for sale                       44,341      35,782      125,917     104,820
  Interest on trading account
   securities                      1,738       1,667        4,625       5,017
  Interest on federal funds
   sold and securities
   purchased under agreements
   to resell                         663       1,826        3,604       5,294
  Interest on interest bearing
   deposits with other banks           8          33           41         108
                               ----------  ----------   ----------  ----------
   Total interest income         273,949     253,572      791,130     742,479

INTEREST EXPENSE:
  Interest on deposits            95,082      93,877      281,497     274,712
  Interest on federal funds
   purchased and securities
   sold under agreements to
   repurchase                     17,310      11,970       42,101      34,224
  Interest on other short
   -term borrowings                2,590       3,904        6,911       9,170
  Interest on FHLB and other
   borrowings                     18,794      15,183       54,088      39,489
  Interest on guaranteed
   preferred beneficial
    interests in Company's
    junior subordinated
    deferrable interest
    debentures                     2,058       2,057        6,173       5,738
                               ----------  ----------   ----------  ----------
   Total interest expense        135,834     126,991      390,770     363,333
                               ----------  ----------   ----------  ----------
      Net interest income        138,115     126,581      400,360     379,146
Provision for loan losses          7,417       7,201       21,660      17,677
                               ----------  ----------   ----------  ----------
      Net interest income
       after provision for
       loan losses               130,698     119,380      378,700     361,469

NONINTEREST INCOME:
  Service charges on deposit
   accounts                       21,944      18,123       62,818      55,084
  Trust fees                       3,746       3,917       12,256      11,888
  Trading account profits and
   commissions                     3,210       3,373       10,370      10,851
  Investment securities
   gains, net                      1,794       4,300        3,811       4,136
  Gain on sale of securitized
   loans                             -           -          4,264         -
  Retail investment sales          5,250       4,297       14,713      12,600
  Other                           18,239      14,240       53,663      41,430
                               ----------  ----------   ----------  ----------
   Total noninterest income       54,183      48,250      161,895     135,989

NONINTEREST EXPENSE:
  Salaries and benefits           61,116      55,445      177,676     165,580
  Net occupancy expense            8,909       8,699       25,571      25,046
  Equipment expense                9,226       8,016       26,098      22,717
  Professional services            8,837       9,070       26,903      24,557
  Other                           25,960      23,694       79,153      73,083
                               ----------  ----------   ----------  ----------
   Total noninterest expense     114,048     104,924      335,401     310,983
                               ----------  ----------   ----------  ----------
   Net income before income
    tax expense                   70,833      62,706      205,194     186,475
Income tax expense                23,650      21,014       68,788      65,463
                               ----------  ----------   ----------  ----------
      NET INCOME                $ 47,183    $ 41,692     $136,406    $121,012
                               ==========  ==========   ==========  ==========

BASIC EARNINGS PER SHARE           $0.67       $0.59        $1.93       $1.72
DILUTED EARNINGS PER SHARE          0.66        0.59         1.91        1.71
Basic weighted average shares
 outstanding                      70,732      70,267       70,630      70,179
Diluted weighted average shares
 outstanding                      71,502      71,202       71,579      70,958
Dividends per common share       $0.2625     $0.2367      $0.7875     $0.7100



                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)

                                                     Nine Months Ended
                                                        September 30
                                               -----------------------------
                                                   1998             1997
                                               ------------      -----------
Operating Activities:
 Net income                                     $  136,406       $  121,012
Adjustments to reconcile net income to
 cash provided by operations:
  Depreciation and amortization                     35,268           32,975
  Accretion of discount and loan fees              (11,315)         (10,176)
  Provision for loan losses                         21,660           17,677
  Net change in trading account securities          29,420          (38,030)
  Net change in mortgage loans available
   for sale                                        (17,246)           1,530
  Gain on sale of securitized loans                 (4,264)             -
  Gain on sale of investment securities             (3,811)          (4,136)
  (Gain) loss on sale of premises and
    equipment                                          115               (9)
  Gain on sale of other real estate owned             (628)            (292)
  Provision for losses on other real estate
   owned                                               -                191
  Increase in interest receivable                     (465)         (12,260)
  Increase in other assets                          (5,907)        (164,064)
  Increase (decrease) in interest payable           (5,716)           2,962
  Increase in taxes payable                         19,283            2,829
  Increase (decrease) in other payables             63,798          (17,048)
                                               ------------      -----------
   Net cash provided by operating activities       256,598          (66,839)

Investing Activities:
 Proceeds from maturities/calls of investment
  securities                                       494,751          279,744
 Purchases of investment securities             (1,446,073)        (114,373)
 Proceeds from sales of securities
  available for sale                               655,762          490,790
 Proceeds from maturities/calls of
  securities available for sale                    652,698          421,619
 Purchases of securities available for sale     (1,178,684)        (807,327)
 Net (increase) decrease in federal funds
  sold and securities purchased
  under agreements to resell                        93,996          (30,906)
 Net increase in loan portfolio                   (817,126)        (690,682)
 Sale of securitized loans                         359,680              -
 Purchase of branches                                    -           22,216
 Purchases of premises and equipment               (42,105)         (49,601)
 Net decrease in interest
  bearing deposits with other banks                    315              473
 Proceeds from sales of other
  real estate owned                                  5,176            6,239
                                               ------------      -----------
   Net cash used by investing activities        (1,221,610)        (471,808)




                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)

                                                      Nine Months Ended
                                                         September 30
                                                ------------------------------
                                                    1998              1997
                                                ------------      ------------
Financing Activities:
 Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts              $  385,730        $  (59,373)
 Net decrease in time deposits                      (20,095)         (132,778)
 Net increase in federal funds
  purchased                                         253,785            71,981
 Net increase in securities sold
  under agreements to repurchase                     70,046            56,197
 Net increase in short-term
  borrowings                                          9,542            59,314
 Issuance of FHLB advances and
  other borrowings                                  196,000           412,500
 Repayment of FHLB advances and
  other borrowings                                 (107,707)         (106,186)
 Issuance of guaranteed preferred beneficial
  interests in Company's junior subordinated
  deferrable interest debentures                        -             100,000
 Common dividends paid                              (55,405)          (45,940)
 Exercise of stock options of acquired
  entities prior to acquisition                         599             6,473
 Payment of dividends by acquired entities
  prior to acquisition                               (1,597)              -
 Repayment of loans to finance stock
  purchases                                           4,784             2,499
 Proceeds from exercise of stock options              2,417             2,820
                                                ------------      ------------
   Net cash provided by
    financing activities                            738,099           367,507
                                                ------------      ------------
Net decrease in cash and due from banks            (226,913)         (171,140)
Cash and due from banks at beginning of period      745,959           759,760
                                                ------------      ------------
Cash and due from banks at end of period         $  519,046         $ 588,620
                                                ============      ============

Schedule of noncash investing and
 financing activities:
 Transfers of loans to other real estate owned   $    5,604         $   5,754
 Loans to facilitate the sale of
  other real estate owned                               415               667
 Loans to finance stock purchases                     2,630             1,122
 Tax benefit realized upon exercise
  of stock options                                      432             1,778
 Issuance of restricted stock                         3,113             2,706
 Assets retained in loan securitization and
  sale                                               36,593               -
 Change in unrealized gain/loss on available
  for sale securities                                30,119             7,692
 Transfer of securities available for
  sale to held-to-maturity securities                   -             118,947
 Securitization and tranfer of loans to
  investment securities                             484,549               -
 Receipt of treasury stock upon exercise
  of stock options                                    2,075               988
 Issuance of treasury stock upon exercise
  of stock options                                    2,075               988

  Acquisition of branches:
    Liabilities assumed                                             $  25,661
    Assets acquired                                                     3,445
                                                                  ------------
      Net liabilities assumed                                       $  22,216
                                                                  ============



                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In Thousands)
                                   (Unaudited)

                                Three Months Ended      Nine Months Ended
                                   September 30           September 30
                               ---------------------  ----------------------
                                  1998       1997        1998        1997
                               ---------- ----------  ----------  ----------
Net income                      $ 47,183   $ 41,692    $136,406    $121,012
Other comprehensive income,
 before tax:
 Unrealized holding
  gain (loss) on
  available for sale
  securities, net                 23,897     10,723      34,769      12,439
 Less reclassification
  adjustment for gains
  (losses) on securities
  available for sale               1,794      4,300       3,811       4,136
                               ---------- ----------  ----------  ----------
Total other comprehensive
 income, before tax               22,103      6,423      30,958       8,303


Income tax expense (benefit)
 related to other
 comprehensive income:
 Unrealized holding
  gain (loss) on
  available for sale
  securities, net                  8,791      3,924      12,707       4,451
 Less reclassification
  adjustment for gains
  (losses) on securities
  available for sale                 648      1,623       1,368       1,561
                               ---------- ----------  ----------  ----------
   Total income tax expense
   (benefit) related
   to other comprehensive
   income                          8,143      2,301      11,339       2,890
                               ---------- ----------  ----------  ----------
   Total other comprehensive
    income, net of tax            13,960      4,122      19,619       5,413
                               ---------- ----------  ----------  ----------
   Total comprehensive income   $ 61,143   $ 45,814    $156,025    $126,425
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

NOTE 2 - Business Combinations

Completed Acquisitions

   Summarized below are acquisitions completed by the Company during the first nine months of 1998. All of the acquisitions completed during the period were accounted for under the pooling-of-interests method of accounting and accordingly all prior period information has been restated.

                                                                                Common
dollars in millions           Location             Date    Assets Equity Shares Issued
----------------------------  -------------------- ------- ------ ------ -------------
G.S.B. Investments, Inc.      Gainesville, Florida 1/13/98  $213   $22     1,649,807

First University Corporation  Houston, Texas       1/29/98    68     4       349,874

Fidelity Resources Company    Dallas, Texas         2/9/98   335    20     1,800,077

Hill Country Bank             Austin, Texas         8/1/98   109    10       728,075


Pending Acquisitions

   On July 6, 1998, the Company signed a definitive agreement to acquire Arizona Bank, of Tucson, Arizona. At September 30, 1998, Arizona Bank had assets of $804 million and equity of $60 million. It is anticipated that the transaction will close in the fourth quarter of 1998 and will be accounted for under the pooling-of-interests method of accounting.
   On November 2, 1998, the Company signed a definitive agreement to acquire 15 branches in Arizona from Norwest Bank and Wells Fargo Bank. These branches, primarily in the Phoenix area, will add approximately $442 million in deposits. The transaction is expected to close in the second quarter of 1999 and be accounted for under the purchase method of accounting.

NOTE 3 - Impaired Loans

   At September 30, 1998, the recorded investment in loans that are considered impaired under generally accepted accounting principles was $46.8 million, of which $33.6 million were on nonaccrual status. Included in this amount is $46.3 million of impaired loans for which the related allowance for loan losses was $5.8 million and $500,000 of loans which are carried at estimated fair value without a specifically allocated allowance for loan losses. At December 31, 1997, impaired loans totaled $23.8 million. The increase from year end was due to the placement of one large energy credit on nonaccrual during the third quarter of 1998.

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements - Continued

NOTE 5 - Earnings Per Share

                                    Three Months Ended    Nine Months Ended
                                       September 30         September 30
                                 --------------------- ----------------------
                                    1998       1997       1998        1997
                                 ---------- ---------- ----------  ----------
                                     (In Thousands Except Per Share Data)
                                                (Unaudited)
 BASIC EARNINGS PER SHARE:
  Weighted average shares
   outstanding                     70,732     70,267     70,630      70,179
                                ========== ========== ==========  ==========

  Net income                     $ 47,183    $41,692   $136,406    $121,012
                                ========== ========== ==========  ==========

  Basic earnings per share       $   0.67    $  0.59   $   1.93    $   1.72
                                ========== ========== ==========  ==========

 DILUTED EARNINGS PER SHARE:
  Weighted average shares
   outstanding                     70,732     70,267     70,630      70,179

  Net effect of the assumed
   exercise of stock options
   and nonvested restricted
   stock - based on the
   treasury stock method using
   average market price for
   the period                         770        935        949         779
                                ----------  --------- ----------  ----------

  Total weighted average
   shares and common
   stock equivalents
   outstanding                     71,502     71,202     71,579      70,958
                                ========== ========== ==========  ==========

  Net income                     $ 47,183    $41,692   $136,406    $121,012
                                ========== ========== ==========  ==========

  Diluted earnings per share     $   0.66    $  0.59   $   1.91    $   1.71
                                ========== ========== ==========  ==========



NOTE 6 - Recently Issued Accounting Standards

   In June, 1997, the FASB issued Financial Accounting Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FAS131"). FAS131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision makers use to assess performance and make decisions about resource allocation. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. FAS131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. The Company adopted FAS131 as of January 1, 1998.
   In June, 1998, the FASB issued Financial Accounting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). FAS133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Presently, the Company has not yet quantified the impact that the adoption of FAS133 will have on the consolidated financial statements of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             Results of Operations

Overview

   This report may contain forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; unforeseen business risks related to Year 2000 computer systems issues; and significant changes in accounting, tax, or regulatory practices or requirements.
   Net income for the quarter ended September 30, 1998, increased 13 percent from the third quarter of 1997 to $47.2 million while basic earnings per share increased 14 percent to $0.67 per share and diluted earnings per share increased 12 percent to $0.66 per share. Net interest income grew 9 percent to $138.1 million from the third quarter of 1997 while the provision for loan losses increased 3 percent to $7.4 million. Noninterest income increased 12 percent to $54.2 million during the third quarter of 1998 while noninterest expense grew 9 percent to $114.0 million.
   For the first nine months of 1998, net income increased 13 percent to $136.4 million while both basic and diluted earnings per share for the period increased 12 percent, to $1.93 per share and $1.91 per share, respectively. For the year-to-date period, net interest income grew by 6 percent to $400.4 million while the provision for loan losses increased by 23 percent to $21.7 million. Noninterest income and noninterest expense increased by 19 percent and 8 percent, respectively, over the prior year period.
   All acquisitions completed in 1998 were accounted for under the pooling-of-interests method of accounting and, accordingly, the financial statements have been restated for all periods to reflect the acquisitions. Acquisitions completed in 1998 and pending acquisitions are detailed in Note 2 - Business Combinations in the Notes to the Consolidated Financial Statements and acquisitions completed prior to 1998 are included in "Acquisitions" under Item 1 - Business in the Company's 1997 Form 10-K.

Net Interest Income

   Net interest income for the quarter ended September 30, 1998, increased $11.5 million over the third quarter of 1997 to $138.1 million. On a tax-equivalent basis, net interest income grew by $11.3 million, or 9 percent, as a result of a $20.2 million, or 8 percent, increase in interest income on a tax-equivalent basis offset in part by an $8.8 million, or 7 percent, increase in interest expense. The increase in interest income was primarily due to an increase in average earning assets of $1.2 billion, or 10 percent, reduced by the effect of a 13 basis point decrease in the average yield on earning assets from 8.17 percent to 8.04 percent. The largest portion of the increase in average earning assets from the third quarter of 1997 occurred in the average balance of investment securities and investment securities available for sale, which increased 38 percent and 22 percent, respectively, or $932 million in total. This increase was due to the loan securitizations in the second and third quarters and purchases of investment securities during the first nine months of the year. The 7 percent increase in interest expense resulted from a $946 million, or 9 percent, increase in the average balance of interest bearing liabilities offset by a 9 basis point decrease in the rate paid.
   While net interest income for the nine months ended September 30, 1998, increased $21.2 million over the prior year period, on a tax-equivalent basis, net interest income increased $20.6 million, or 5 percent. This increase was a function of a $48.0 million, or 6 percent, increase in interest income and a $27.4 million, or 8 percent, increase in interest expense. The increase in interest income was due to an 8 percent, or $921 million, increase in average earning assets for the nine month period while the average yield on earning assets declined by 8 basis points to 8.12 percent. At the same time, average interest bearing liabilities increased $775 million, primarily in savings accounts and FHLB and other borrowings, while the rate paid on interest bearing liabilities decreased 1 basis point to 4.75 percent.

Net Interest Margin

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the third quarter of 1998, the net interest margin, on a tax-equivalent basis, was 4.07 percent compared to 4.09 percent for the same period in 1997. This change resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. The yield on interest earning assets for the third quarter decreased 13 basis points, including a 7 basis point decrease in the yield on loans, while the yield on interest bearing liabilities decreased 9 basis points. The impact of the decrease in the yield on interest bearing liabilities on net interest margin was further magnified by an 11 percent increase in the average balance of noninterest bearing demand deposits during the third quarter of 1998.
   For the nine months ended September 30, 1998, the net interest margin declined 9 basis points to 4.12 percent from the prior year period due to an 8 basis point decrease in yield on earning assets partially offset by a 1 basis point decrease in the rate paid on interest bearing liabilities. The decrease in yield on earning assets was principally due to a 9 basis point decrease in the yield on loans from 8.82 percent to 8.73 percent. A two basis point increase in the rate paid on interest bearing deposits, primarily savings accounts, was more than offset by decreases in the rate paid on other short-term borrowed funds and FHLB and other borrowings as the rate paid on total interest bearing liabilities declined by one basis point. For the nine month period, the rate paid on FHLB and other borrowings decreased from 6.40 percent in 1997 to 5.74 percent in the current year.
   During the third quarter of 1998, the Company's net interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by 7 basis points as compared to a 4 basis point impact for the same period in 1997. For the nine months ended September 30, 1998, the use of interest rate contracts increased the Company's taxable equivalent net interest margin by 8 basis points, up from the 4 basis point impact for the first nine months of 1997.
   The following tables detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the nine month and three month periods ended September 30, 1998, as compared to the comparable periods of 1997 (in thousands):

                                               Nine Months Ended
                                                  September 30
                                  --------------------------------------------
                                   Change
                                    1997                Attributed to
                                     to       --------------------------------
                                    1998       Volume       Rate       Mix
                                  ---------   ---------   ---------  ---------
Interest income:
  Loans                            $33,489     $39,806     $(5,899)   $  (418)
  Investment securities             (4,366)     (2,767)     (1,667)        68
  Investment securities available
   for sale                         21,073      20,666         341         66
  Trading account securities          (400)       (323)        (83)         6
  Fed funds and resale agreements   (1,690)     (1,859)        260        (91)
  Time deposits in other banks         (67)        (68)          2         (1)
                                  ---------    ---------  ---------  ---------
   Increase in interest income     $48,039      $55,455    $(7,046)    $ (370)
                                  =========    =========  =========  =========

Interest expense:
  Deposits                         $ 6,785      $ 3,671    $ 2,912    $   202
  Fed funds purchased and repos      7,877        7,405        388         84
  Other short-term borrowings       (2,259)      (1,990)      (343)        74
  FHLB and other borrowings*        15,034       21,974     (4,670)    (2,270)
                                  ---------    ---------  ---------  ---------
   Increase in interest expense    $27,437      $31,060    $(1,713)   $(1,910)
                                  =========    =========  =========  =========

                                              Three Months Ended
                                                  September 30
                                  --------------------------------------------
                                   Change
                                    1997                Attributed to
                                     to       --------------------------------
                                    1998       Volume       Rate       Mix
                                  ---------   ---------  ---------  ---------
Interest income:
  Loans                            $ 5,595     $ 7,332    $(1,674)   $   (63)
  Investment securities              7,124       8,302       (851)      (327)
  Investment securities available
   for sale                          8,576       7,887        565        124
  Trading account securities            72         100        (25)        (3)
  Fed funds and resale agreements   (1,164)     (1,166)         7         (5)
  Time deposits in other banks         (25)        (23)        (7)         5
                                  ---------   ---------  ---------  ---------
      Increase in interest income  $20,178     $22,432    $(1,985)   $  (269)
                                  =========   =========  =========  =========
Interest expense:
  Deposits                         $ 1,205     $ 2,347    $(1,164)   $    22
  Fed funds purchased and repos      5,340       5,132        146         62
  Other short-term borrowings       (1,314)     (1,156)      (225)        67
  FHLB and other borrowings*         3,612       6,122     (1,852)      (658)
                                  ---------   ---------  ---------  ---------
     Increase in interest expense  $ 8,843     $12,445    $(3,095)   $  (507)
                                  =========   =========  =========  =========

   * Includes Capital Securities.

Noninterest Income and Noninterest Expense

   During the third quarter of 1998, noninterest income increased $5.9 million, or 12 percent, to $54.2 million, due primarily to a $3.8 million increase in service charges on deposit accounts and a $4.0 million increase in other income. For the nine months ended September 30, 1998, noninterest income increased $25.9 million, or 19 percent, over the prior year period to $161.9 million. The primary components of this increase were a $4.3 million gain on sale of securitized indirect automobile loans in the second quarter, a $7.7 million increase in service charges on deposit accounts, and a $12.2 million increase in other income. The increases in service charges on deposit accounts were due to growth in deposits and service charge fee increases while the increases in other income were due to increased mortgage banking income and increased income from tax-advantaged assets. Trading account profits and commissions decreased 5 percent to $3.2 million in the third quarter of 1998 and declined 4 percent to $10.4 million during the first nine months of the year. Trading account profits for the first nine months of 1998 related specifically to derivative securities were approximately $0.9 million consisting of $0.8 million of profits related to collateralized mortgage obligations ("CMOs") held in the trading account and trading profits of $0.1 million on non-CMO derivative securities, specifically options, futures, and interest rate swaps, caps, and floors.
   The components of trading account assets at September 30, 1998, and December 31, 1997, are presented in the following table (in thousands):

                                         September 30   December 31
                                             1998          1997
                                         ------------   ------------
U.S. Treasury and Government agency       $  49,139      $   55,487
State and political subdivisions              9,822           8,135
Mortgage-backed pass through securities      16,327          34,282
Other securities                                -               281
Derivative securities:
  Collateralized mortgage obligations         6,872          13,906
  Interest rate caps and floors                 712             305
  Other                                         168              64
                                         -----------     -----------
                                          $  83,040      $  112,460
                                         ===========     ===========

   Noninterest expense increased $9.1 million, or 9 percent, during the third quarter of 1998 principally as a result of increases in salaries and benefits, equipment expense, and other noninterest expense. For the nine months ended
September 30, 1998, noninterest expense increased $24.4 million, or 8 percent, due to increases in salaries and benefits, equipment expense, professional services, and other noninterest expense. Salaries increased 5 percent and 6 percent, respectively, for the third quarter and the first nine months of 1998 while employee benefits increased 37 percent and 14 percent. The increase in salaries over 1997 levels was the result of regular merit increases and increased incentive expense while the increase in employee benefits was due to increased pension plan expense and payroll tax expense. Equipment expense increased during 1998 due to increased computer equipment depreciation and software maintenance, due in part to the installation of new loan and deposit systems in 1997 as part of the Company's Year 2000 readiness plan, while professional services expense increased as a result of increased consulting expenses primarily associated with internal service quality initiatives. Other noninterest expense increased $6.1 million, or 8 percent, during the first nine months of 1998 due in large part to increased advertising associated with the Company's new branding campaign.

Income Taxes

   Income tax expense increased by $3.3 million, or 5 percent, during the first nine months of 1998 compared to the same period in 1997 while pretax income increased 10 percent. The effective tax rate for the first nine months of 1998 was 33.5 percent, down significantly from the 35.1 percent effective tax rate for the same period in 1997. The decrease in the effective tax rate was primarily attributable to investment in tax-advantaged assets.

Provision and Allowance for Loan Losses

   The provision for loan losses for the nine months ended September 30, 1998, increased $4.0 million, or 23 percent, from the same period in 1997 due to a 27 percent increase in net loan charge-offs during the period. Net loan charge-offs expressed as an annualized percentage of average loans for the first nine months of 1998 were 0.32 percent, up from 0.27 percent for the first nine months of 1997. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at September 30, 1998, was $124 million, down from $128 million at December 31, 1997. The ratio of the allowance for loan losses to loans outstanding was 1.39 percent at September 30, 1998, down from 1.42 percent at December 31, 1997.

Nonperforming Assets and Past Due Loans

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $57.7 million at September 30, 1998, increasing $20.4 million from December 31, 1997, as nonaccrual loans increased
$20.0 million. This increase was solely due to the placement of one large energy loan on nonaccrual status during the third quarter of the year. Because management believes that this loan is well collateralized and that the allocated allowance is adequate to cover any potential losses, no additional provision was deemed necessary. At September 30, 1998, the allowance for loan losses as a percentage of nonperforming loans was 246 percent as compared to 415 percent at December 31, 1997. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due decreased from 286 percent at December 31, 1997, to 214 percent at September
30, 1998.
   Nonperforming assets as a percentage of total loans and other real estate owned increased to 0.64 percent at September 30, 1998, from 0.41 percent at December 31, 1997. The amount recorded in other repossessed assets at September
30, 1998, was $465,000, relatively unchanged from December 31, 1997. Loans past due ninety days or more but still accruing interest decreased 46 percent from $13.9 million at December 31, 1997, to $7.5 million at September 30, 1998, representing 0.08 percent of total loans.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

Year 2000 Issues

   The Company initiated a program in 1997 to review all of the computer systems of the Company's subsidiary banks ("Subsidiary Banks") in order to determine whether the systems were Year 2000 compliant. This study not only involved identifying any required modifications or replacements of certain hardware and software maintained by the Company, but also receiving assurance from vendors that the appropriate actions have been taken or are being taken by them to remedy their Year 2000 issues for computer systems that the vendors are responsible for maintaining and that are relied upon by the Company.
   As a financial institution, the Company's compliance has been closely monitored by federal regulatory agencies which have completed two examinations of the Company and its Year 2000 readiness in the past twelve months. The
Company is not aware of any existing regulatory restrictions imposed on it by the federal regulatory authorities as a result of the Company's current plan and implementation.
   As of September 30, 1998, the Company has identified its information technology ("IT") and non-IT systems and has completed the assessment phase of each system's Year 2000 readiness. IT systems within the Subsidiary Banks include mainframe computer applications, including loan and deposit systems, while non-IT systems typically include embedded technology, for example, microcontrollers in elevators. In connection with the identification process, each system was classified as to its importance within the Company with systems categorized in one of four categories: mission critical, medium priority, low priority or immaterial. Mission critical systems are those identified as vital to a core business activity of the Company.
   For each IT and non-IT system that was assessed as Year 2000 compliant, testing was performed to confirm compliance while for each system that was found to be not Year 2000 compliant, a three-step plan involving renovation, validation and implementation was developed to bring the system into compliance. Renovation is comprised of modifying or replacing hardware and software in order to make the system compliant (the "Renovation Phase").
Validation involves testing the system to determine compliance after modification (the "Validation Phase"). Implementation entails bringing the compliant system into production (the "Implementation Phase"). As of September
30, 1998, 11 percent of the Company's mission critical systems were in the Renovation Phase, 36 percent were in the Validation Phase, and 53 percent were in the Implementation Phase. With regard to all mission critical systems, the Company's plan calls for the substantial completion of the Renovation Phase for all systems and the Validation Phase for in-house systems by December 31, 1998, the substantial completion of the Validation Phase for vendor supported systems by March 31, 1999, and the substantial completion of the Implementation Phase by June 30, 1999.
   In addition, the Subsidiary Banks are also taking appropriate actions to receive assurance that their customers, principally commercial lending customers, are taking necessary steps to address their Year 2000 issues due to the fact that noncompliance could adversely effect their ability to repay borrowings to the Company. As of September 30, 1998, the Subsidiary Banks have evaluated the readiness of a majority of their commercial lending customers as well as a substantial majority of their financial instrument issuers, broker/dealer counterparties, and federal funds counterparties. Based on these assessments, management currently believes that there is a low risk of a material detrimental impact on the Company's results of operations and financial position because of third party business disruptions or failures related to Year 2000 events. The Company's assessment of these parties will be ongoing throughout 1998 and 1999 in order to identify any changes in third party readiness that could negatively impact the Company.
   During 1997 and the first nine months of 1998, the Company has paid $14.7 million related to Year 2000 compliance and anticipates additional payments of approximately $9.9 million. A substantial portion of these costs have been or will be capitalized in the installation of software and hardware and will be amortized over the life of the related assets. There has been no material increase in IT salaries expense due to Year 2000 compliance activities as many of the system renovations have coincided with previously planned system replacements or enhancements, the costs of which have been included in the costs disclosed above. The deferral of certain other IT projects in order to assure Year 2000 readiness has not had, and is not expected to have, a material impact on the Company's financial condition and results of operations.
   While a failure to achieve Year 2000 compliance with regard to the Subsidiary Banks' IT and non-IT systems could have an adverse impact on the Company's results of operations and financial condition due to inability to perform normal lending, investing and deposit gathering functions, the Company believes that its Year 2000 readiness will be essentially completed by the target date of June 30, 1999, and that any impact of failure to achieve Year
2000 compliance with any of the Company's systems will be immaterial.
   The Company's contingency plans have concentrated on potential funding needs that may arise if there are disruptions in the Company's normal sources of funds as a result of Year 2000 events, including increased withdrawals by depositors and the inability of corporate customers to maintain their usual levels of deposits because of disruptions in their business caused by Year 2000-related computer problems. The plan also addresses the possibility that some of the Subsidiary Banks' federal funds counterparties may be unable to sell federal funds to the Subsidiary Banks and that some of the Subsidiary Banks' downstream federal funds counterparties may increase borrowing over normal levels. However, the Company's plan does not address funding requirements arising from the systemic failure of the financial system in the United States or globally. The Company's plan also addresses other potential failures by third parties to fully remedy their systems. This plan will be continually updated as more information becomes available on the Year 2000 status of the Company's funds providers and as funding sources are evaluated and procedures to access those sources are put in place.

Merger and Integration Charges

   In connection with the completion of the acquisition of Arizona Bank in the fourth quarter of 1998 and the purchase of 15 branches from Norwest Bank and Wells Fargo Bank in the second quarter of 1999, the Company anticipates that on a consolidated basis it will incur merger- and integration-related expenses of approximately $17 million, of which a substantial amount will be recorded in the fourth quarter of 1998. These expenses consist of employment-related contractual obligations, transaction-related fees, and other expenses.

                              Financial Condition

Overview

   Total assets at September 30, 1998, were $15.2 billion, up 7 percent from December 31, 1997, as an increase in earning assets more than offset a decrease in cash and due from banks. Retained earnings remained the primary source of growth for the Company's capital base.

Assets and Funding

   At September 30, 1998, earning assets totaled $14.0 billion, up from $12.8 billion at December 31, 1997, an increase of 9 percent. The mix of earning assets shifted significantly toward investment securities in the first nine months of 1998 with total investment securities comprising 35 percent of total earning assets at September 30, 1998, up from 28 percent at December 31, 1997, while the percentage of earning assets represented by loans decreased to 64 percent from 70 percent. This shift was due in large part to the securitization and sale of approximately $400 million in indirect auto loans in June, 1998, and the securitization of approximately $500 million in residential mortgages that were transferred to the Company's investment securities portfolio in September, 1998.
   The growth in assets during the first nine months of 1998 was funded by a $366 million increase in total deposits and a $324 million increase in federal funds purchased and securities sold under agreements to repurchase. At
September 30, 1998, deposits accounted for 70 percent of the Company's funding, down from 72 percent at year end with a loan-to-deposit ratio of 84.14 percent, down from 87.68 percent at December 31, 1997.

Liquidity and Capital Resources

   Net cash provided by operating activities totaled $256 million for the nine months ended September 30, 1998, represented primarily by net income and the increase in other payables related to the purchase of investment securities with trade dates prior to September 30, 1998. Net cash used by investing activities of $1.2 billion consisted of $2.6 billion in purchases of investment securities available for sale and investment securities along with a $817 million increase in loans outstanding. Cash inflows consisted of $360 million received in the securitization and sale of indirect auto loans, proceeds from maturities/calls of investment securities and securities available for sale of $1.1 billion and proceeds from sales of securities available for sale of $656 million. Net cash provided by financing activities of $738 million consisted of a $366 million increase in deposits, an increase in federal funds purchased of $254 million, an increase in securities sold under agreements to repurchase of $70 million, and a net increase in long-term borrowings of $88 million, reduced by the payment of $55 million in common stock dividends.
   Total shareholders' equity at September 30, 1998, was 7.41 percent of total assets compared to 7.16 percent at December 31, 1997. The leverage ratio, defined as period-end common equity and the Capital Securities adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 7.53 percent at September 30, 1998 and 7.40 percent at December 31, 1997. Similarly, the Company's tangible leverage ratio, defined as period-end common equity and the Capital Securities adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, increased from 7.29 percent at December 31, 1997 to 7.42 percent at September 30, 1998.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of September 30, 1998, exceeded the target ratios of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at September 30, 1998, were 9.44 percent and 11.44 percent, respectively, compared to 9.91 percent and 12.39 percent at December 31, 1997. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.



                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 Allowance for Loan Losses/Nonperforming Assets
                                (In Thousands)
                                 (Unaudited)

                                                     Nine Months Ended
                                                        September 30
                                                 --------------------------
                                                    1998           1997
                                                 -----------    -----------
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                   $  127,510      $ 124,935
Add: Provision charged to earnings                   21,660         17,677
Deduct: Allowance sold in loan securitization         3,212              -
        Loans charged off                            26,843         21,860
        Loan recoveries                              (5,151)        (4,778)
                                                 -----------    -----------
  Net charge-offs                                    21,692         17,082
                                                 -----------    -----------
Balance at end of period                         $  124,266      $ 125,530
                                                 ===========    ===========

Net charge-offs as a percentage of
  average loans (annualized)                          0.32%          0.27%
Recoveries as a percentage of charge-offs            19.19%         21.86%


                                                September 30    December 31
                                                    1998           1997
                                                ------------    -----------
NONPERFORMING ASSETS
Nonaccrual loans                                 $   48,322      $  28,369
Renegotiated loans                                    2,145          2,334
                                                 -----------    -----------
  Total nonperforming loans                          50,467         30,703
Other real estate                                     7,192          6,581
                                                 -----------    -----------
  Total nonperforming assets                     $   57,659      $  37,284
                                                 ===========    ===========

Accruing loans ninety days past due              $    7,497      $  13,887

Other repossessed assets                                465            472

Allowance for loan losses                           124,266        127,510

Allowance as a percentage of loans                     1.39%          1.42%
Total nonperforming loans as a percentage
  of loans                                             0.56%          0.34%
Total nonperforming assets as a percentage
  of loans and ORE                                     0.64%          0.41%
Accruing loans ninety days past due as a
  percentage of loans                                  0.08%          0.15%
Allowance for loan losses as a percentage of
  nonperforming loans                                246.23%        415.30%
Allowance for loan losses as a percentage of
  nonperforming assets                               215.52%        342.00%


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Quantitative and Qualitative Disclosures About Market Risk
                                (In thousands)
                                  (Unaudited)

   The Company's interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described on page 20 of its December 31, 1997 Form 10-K. Net interest income sensitivities over a one-year time horizon as of September 30, 1998 and December 31, 1997 are shown below.

                                                         Percentage
                                                    Increase/(Decrease)
                                                    in Interest Income/
                                                      Expense Given
                                                      Immediate and
                             Principal/Notional      Sustained Parallel
                             Amount of Earning      Interest Rate Shifts
                              Assets, Interest   --------------------------
                            Bearing Liabilities    Down 100       Up 100
                                 and Swaps       Basis Points  Basis Points
                            -------------------  ------------  ------------
December 31, 1997:
 Assets which reprice in:
  One year or less            $   5,176,777          (9.02)%      10.20%
  Over one year                   7,630,688          (3.20)        2.36
                              --------------
                              $  12,807,465          (5.67)        5.69
                              ==============

 Liabilities which
  reprice in:
  One year or less            $   8,089,099         (12.63)       16.86
  Over one year                   2,730,991          (4.58)        3.45
                              --------------
                              $  10,820,090         (10.06)       12.58
                              ==============

 Non-trading swaps            $   1,561,303         (27.72)      (75.80)
                              ==============

   Total net interest income
    sensitivity                                      (1.60)       (2.60)


September 30, 1998:
 Assets which reprice in:
  One year or less            $   5,236,931         (11.03)%      11.06%
  Over one year                   8,765,761          (5.03)        2.85
                              --------------
                              $  14,002,692          (7.33)        5.99
                              ==============

  Liabilities which
   reprice in:
   One year or less           $   8,452,696         (15.58)       16.62
   Over one year                  3,155,024          (4.15)        7.75
                              --------------
                              $  11,607,720         (11.86)       13.73
                              ==============

  Non-trading swaps           $   2,060,716          24.30       (49.78)
                              ==============

   Total net interest income
    sensitivity                                      (2.38)       (2.50)


   As shown in the table above, net interest income sensitivity varies slightly from December 31, 1997 to September 30, 1998. In the down-rate scenario, the increased sensitivity is due largely to an increase in estimated prepayment speeds for mortgage loans and mortgage-backed securities, including CMOs. Increased prepayments in a down-rate environment would result in reinvestment of cash flows at lower rates, thus increasing net interest income sensitivity. For the up-rate scenario, the slight decrease in sensitivity is due primarily to callable receive-fixed swaps where a lower rate environment causes such swaps to be outstanding for a shorter period of time. The Company will continue to closely monitor interest rate risk relative to its established policy limits.

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

(10)(k) Deferred Compensation Plan for Compass Bancshares,
        Inc., dated as of February 1, 1996 (incorporated by reference to Exhibit 10(l) to the December 31, 1997
        Form 10-K filed with the Commission)

(12)    Ratio of Earnings to Fixed Charges                                 23

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


   November 13, 1998                             /s/ GARRETT R. HEGEL
   -----------------                      ---------------------------
         Date                             By Garrett R. Hegel, as its
                                              Chief Financial Officer