Form 10-K
period 1998-12-31
COMPASS BANCSHARES INC
filed 1999-03-23
CIK 18568

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

For the Fiscal Year Ended December 31, 1998          Commission File No. 0-6032

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

As of January 31, 1999, the aggregate market value of voting stock held by non-affiliates was $2,692,766,711.

Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                Class                        Outstanding at January 31, 1999
     Common Stock, $2 Par Value                        75,586,434

 Documents Incorporated by Reference       Part of 10-K in which incorporated
   Proxy Statement for 1999 annual                      Part III
               meeting
 except for information referred to
                 in
  Item 402(a)(8) of Regulation S-K

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1 -- BUSINESS

  Compass Bancshares, Inc. (the "Company") is a bank holding company with its principal place of business in Birmingham, Alabama. The Company was organized in 1970 and commenced business in late 1971 upon the acquisition of Central Bank & Trust Co. and State National Bank. The Company subsequently acquired substantially all of the outstanding stock of additional banks located in Alabama, 11 of which were merged in late 1981 to create Central Bank of the South, Alabama's first statewide bank. In November 1993, the Company changed its name from Central Bancshares of the South, Inc. to Compass Bancshares, Inc. and Central Bank of the South, the Company's lead bank subsidiary, changed its name to Compass Bank ("Compass Bank"). In February 1987, the Company acquired First National Bank of Crosby near Houston, Texas, and became the first out-of-state bank holding company to acquire a bank in Texas. The Company first expanded into Florida in July 1991, when it acquired Citizens & Builders Federal Savings, F.S.B., in Pensacola, Florida. In December 1998, the Company expanded into the state of Arizona with the acquisition of Tucson-based Arizona Bank.

  In addition to Compass Bank, the Company also owns Central Bank of the South, an Alabama banking corporation headquartered in Anniston, Alabama, and Arizona Bank, an Arizona state bank headquartered in Tucson, Arizona ("Arizona Bank"). The bank subsidiaries of the Company are referred to collectively herein as the "Subsidiary Banks."

  The principal role of the Company is to supervise and coordinate the activities of its subsidiaries and to provide them with capital and services of various kinds. The Company derives substantially all of its income from dividends from its subsidiaries. Such dividends are determined on an individual basis, generally in relation to each subsidiary's earnings and capital position.

Subsidiary Banks

  Compass Bank conducts a general commercial banking and trust business at 250 bank offices, including 120 in Texas, 88 in Alabama, and 42 in Florida. Arizona Bank conducts a general commercial banking business from 29 bank offices in the State of Arizona. The Subsidiary Banks perform banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposit accounts, making personal and commercial loans and furnishing personal and commercial checking accounts. The Asset Management Division of Compass Bank offers its customers a variety of fiduciary services, including portfolio management and the administration and investment of funds of estates, trusts and employee benefit plans. Through Compass Bancshares Insurance, Inc., a wholly-owned subsidiary of Compass Bank, the Subsidiary Banks make available to their customers and others, as agent for a variety of insurance companies, term life insurance, fixed-rate annuities and other insurance products.

  Compass Bank provides correspondent banking services including educational seminars and operational and investment services to approximately 1,000 financial institutions located throughout the United States. Through the Correspondent and Investment Services Division of Compass Bank, the Subsidiary Banks distribute or make available a variety of investment services and products to institutional and individual investors including institutional sales, bond accounting, safekeeping and interest rate risk analysis services. Through Compass Brokerage, Inc., a wholly-owned subsidiary of Compass Bank, the Subsidiary Banks also provide discount brokerage services, mutual funds and variable annuities to individuals and businesses. Through Compass Bank's wholly-owned subsidiary, Compass Financial Corporation, the Subsidiary Banks provide lease financing services to individuals and businesses.

Nonbanking Subsidiaries

  Through wholly-owned subsidiaries, the Company is engaged in providing insurance products to customers of the Subsidiary Banks and owning real estate for bank premises. Revenues from operation of these subsidiaries do not presently constitute a significant portion of the Company's total operating revenues. The Company may subsequently engage in other activities permissible for registered bank holding companies when suitable opportunities develop. Any proposal for such further activities is subject to approval by appropriate regulatory authorities. Refer to "Supervision and Regulation."

Lines of Business

  The Company is currently aligned along lines of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics, through various products and services. The Company's primary operating segments are Corporate Banking, Community Banking, Retail Banking, Asset Management, and Treasury.

  The Corporate Banking segment is responsible for providing a full array of banking and investment services to business banking, commercial banking, and other institutional clients in each of the Company's major metropolitan markets. The Corporate Banking segment also includes a National Industries unit that is responsible for serving larger national accounts, principally in targeted industries. In addition to traditional credit and deposit products, the Corporate Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, and interest rate protection and investment products.

  The Retail Banking segment serves the Company's consumer customers in each of its major metropolitan markets through an extensive banking office network and through the use of alternative delivery channels such as PC banking, the internet, and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage and insurance. In addition, Retail Banking also serves the Company's small business customers.

  The Community Banking segment is responsible for serving the Company's Arizona markets, its Austin, Texas market, and its non-metropolitan markets and provides the same products and services offered by the Corporate Banking and Retail Banking segments. The Asset Management segment provides specialized investment portfolio management, financial counseling, and customized services to the Company's private clients and foundations as well as investment management and retirement services to companies and their employees. The Asset Management segment is also the discretionary investment manager of Expedition Funds, the Company's family of proprietary mutual funds. The Treasury segment's primary function is to manage the investment securities portfolio, public entity deposits, interest rate risk, and liquidity and funding positions of the Company.

Business Combinations

  The Company may seek to combine with other banks and banking offices when suitable opportunities develop. Discussions are held from time to time with institutions about their possible affiliation with the Company. It is impossible to predict accurately whether any discussions will lead to agreement. Any bid or proposal for the combination of additional banks is subject to approval by appropriate regulatory authorities. Refer to "Supervision and Regulation." Since the Company first expanded into Texas in 1987, the Company has combined with 45 financial institutions and engaged in numerous asset and deposit purchase transactions.

  On November 2, 1998, the Company signed a definitive agreement to acquire 15 branches in Arizona from Wells Fargo Bank, N.A. These branches, primarily in the Phoenix area, will add approximately $412 million in deposits and $127 million in loans. The transaction is expected to close in the second quarter of 1999 and be accounted for under the purchase method of accounting.

Competition

  The Subsidiary Banks encounter intense competition in their businesses, generally from other banks located in Alabama, Texas, Florida, Arizona, and adjoining states, and compete for interest bearing funds with other banks, mutual funds, and many non-bank issuers of commercial paper and other securities. In substantially all of the markets served by the Subsidiary Banks, Compass Bank encounters intense competition from other financial institutions that are substantially larger in terms of assets and deposits. Competition for the correspondent banking and securities sales business also exists from commercial and investment banks and brokerage firms. In the case of larger customers, competition exists with financial institutions in major metropolitan areas in the United States, many of which are larger in terms of capital, resources, and personnel. Increasingly, in the conduct of certain aspects of their businesses, the Subsidiary Banks compete with finance companies, savings and loan associations, credit unions, mutual funds, factors, insurance companies, and similar financial institutions.

  There is significant competition among bank holding companies in most of the markets served by the Subsidiary Banks. The Company believes that intense competition for banking business among bank holding companies with operations in Alabama, Texas, Florida, and Arizona will continue. During 1999 the competition may further intensify if additional regional bank holding companies enter such states through the acquisition of local bank holding companies or savings and loan institutions.

Employees

  At December 31, 1998, the Company and its subsidiaries employed approximately 5,900 persons. The Company and its subsidiaries provide a variety of benefit programs including retirement and stock ownership plans as well as group life, health, accident, and other insurance. The Company also maintains training, educational, and affirmative action programs designed to prepare employees for positions of increasing responsibility.

Government Monetary Policy

  The Company and the Subsidiary Banks are affected by the credit policies of monetary authorities including the Board of Governors of the Federal Reserve System ("Federal Reserve"). An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate, reserve requirements on member bank deposits, and funds availability regulations. These instruments are used in varying combinations to influence the overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans or paid on deposits.

  The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of financial institutions in the past and will continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to the future impact that changes in interest rates, deposit levels, or loan demand may have on the business and income of the Company and the Subsidiary Banks.

                          SUPERVISION AND REGULATION

The Company

  The Company is a multi-bank holding company within the meaning of the Bank Holding Company Act ("BHC Act") and is registered as such with the Federal Reserve. As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve may also make examinations of the Company and each of its subsidiaries. Under the BHC Act, bank holding companies are prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company engaging in activities other than banking; managing or controlling banks; or furnishing services to, or performing services for, their banking subsidiaries. However, the BHC Act authorizes the Federal Reserve to permit bank holding companies to engage in, and to acquire or retain shares of companies that engage in, activities which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

  The States of Alabama, Texas, Florida, and Arizona, where the Company currently operates banking offices, each have laws relating specifically to acquisitions of banks, bank holding companies, and other types of financial institutions in those states by financial institutions that are based in, and not based in, those states. In 1995, the State of Alabama enacted an interstate banking act. In general, the Alabama statute implements the Interstate Act, specifying five years as the minimum age of banks which may be acquired and participating in interstate branching beginning May 31, 1997. Texas, Arizona, and Florida law currently permits out-of-state bank holding companies to acquire banks in Texas, Arizona, and Florida regardless of where the acquiror is based, subject to the satisfaction of various provisions of state law, including the requirement that the bank to be acquired has been in existence at least five years in Texas and Arizona and two years in Florida.

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

  In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. This act recapitalized the Bank Insurance Fund ("BIF"), of which the Subsidiary Banks are members, and the Savings Association Insurance Fund ("SAIF"), which insures certain of the Subsidiary Banks' deposits; substantially revised statutory provisions, including capital standards; restricted certain powers of state banks; gave regulators the authority to limit officer and director compensation; and required holding companies to guarantee the capital compliance of their banks in certain instances. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," as defined by regulations adopted by the Federal Reserve, the FDIC, and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to the greater of 2 percent of total tangible assets or 65 percent of the minimum leverage ratio to be prescribed by regulation. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

  At December 31, 1998, the Subsidiary Banks were "well capitalized" and were not subject to any of the foregoing restrictions, including, without limitation, those relating to brokered deposits. The Subsidiary Banks do not rely upon brokered deposits as a primary source of deposit funding; although, such deposits are sold through the Correspondent and Investment Services Division of Compass Bank.

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

  Compass Bank, organized under the laws of the State of Alabama, is a member of the Federal Reserve. As such, it is supervised, regulated and regularly examined by the Alabama State Banking Department and the Federal Reserve. Arizona Bank, which is also a member of the Federal Reserve, is supervised, regulated and regularly examined by the Arizona State Banking Department and the Federal Reserve. The Subsidiary Banks are subject to the provisions of the Federal Deposit Insurance Act and to examination by and regulations of the FDIC.

  Compass Bank is governed by Alabama laws restricting the declaration and payment of dividends to 90 percent of annual net income until its surplus funds equal at least 20 percent of capital stock. Compass Bank has surplus in excess of this amount. Arizona Bank is governed by Arizona laws restricting a bank from paying cash dividends except from capital surplus without the approval of the state superintendent of banks. As members of the Federal Reserve, Compass Bank and Arizona Bank are subject to dividend limitations imposed by the Federal Reserve that are similar to those applicable to national banks.

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

Other

  Other legislative and regulatory proposals regarding changes in banking and the regulation of banks, thrifts, and other financial institutions are being considered by the executive branch of the federal government, Congress, and various state governments, including Alabama, Texas, Florida, and Arizona. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted accurately whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Company or the Subsidiary Banks.

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

ITEM 1 -- STATISTICAL DISCLOSURE

                                                                       Page(s)
                                                                       -------
Consolidated Average Balances and Rate/Volume Variances .............. 28 & 29

Investment Securities and Investment Securities Available for Sale....   15

Investment Securities and Investment Securities Available for Sale
 Maturity Schedule....................................................   16

Loan Portfolio........................................................   13

Selected Loan Maturity and Interest Rate Sensitivity..................   13

Nonperforming Assets..................................................   34

Summary of Loan Loss Experience.......................................   32

Allocation of Allowance for Loan Losses...............................   33

Maturities of Time Deposits...........................................   18

Return on Equity and Assets...........................................   23

Short-Term Borrowings.................................................   19

Trading Account Composition...........................................   17

Capital Ratios........................................................   24

Noninterest Income....................................................   35

Noninterest Expense...................................................   36

ITEM 2 -- PROPERTIES

  The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The principal executive offices of the Company are located at 15 South 20th Street, Birmingham, Alabama, in a 289,000 square-foot office building. The Subsidiary Banks own or lease various other offices and facilities in Alabama, Florida, Texas, and Arizona with remaining lease terms of 1 to 20 years exclusive of renewal options. In addition, the Company owns a 306,000 square-foot administrative headquarters facility located in Birmingham, Alabama. The Company also owns the River Oaks Bank Building in Houston, Texas, a 14-story, 168,000 square-foot office building, and the Post Oak Building in Houston, Texas, an 8-story, 124,000 square-foot office building. Compass Bank currently occupies approximately 35 percent of the River Oaks Bank Building and approximately 30 percent of the Post Oak Building. The remaining space in both buildings is leased to multiple tenants.

ITEM 3 -- LEGAL PROCEEDINGS

  The Company and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which relate to lending, collections, servicing, investment, trust, and other activities seek substantial sums as damages.

  Among the actions which are pending are proceedings filed as class actions in the State of Alabama. The actions are similar to others that have been brought in recent years in Alabama against financial institutions in that they seek substantial compensatory and punitive damages in connection with transactions involving relatively small amounts of actual damages. In recent years, juries in certain Alabama state courts have rendered large punitive damage awards in such cases.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1998.

                      [This Page Intentionally Left Blank]

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

                                                        High    Low     Dividend
                                                        ----    ---     --------
1998:
 First quarter......................................... $53 1/4 $41 1/2  $.2625
 Second quarter........................................  49 7/8  42       .2625
 Third quarter.........................................  47 1/2  33       .2625
 Fourth quarter........................................  39 3/8  28 7/8   .2625
1997:
 First quarter......................................... $32 1/8 $26      $.2367
 Second quarter........................................  37 1/4  29 1/8   .2367
 Third quarter.........................................  39 3/4  34 1/2   .2367
 Fourth quarter........................................  46 5/8  37 1/8   .2367

  As of January 31, 1999, there were approximately 7,600 shareholders of record of common stock of which approximately 6,400 were residents of either Alabama, Texas, Florida, or Arizona.

ITEM 6 -- SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the last five years. All prior year information has been restated to reflect acquisitions consummated during 1998 accounted for under the pooling-of-interests method of accounting.

                                      1998         1997         1996         1995         1994
                                   -----------  -----------  -----------  -----------  -----------
                                              (in Thousands Except Per Share Data)
Net interest income............... $   579,387  $   539,775  $   487,566  $   443,901  $   412,362
Provision for loan losses.........      38,445       32,935       25,987       16,363        7,524
Net income........................     180,880      166,242      146,334      132,567      118,598

Per common share data:
 Basic earnings................... $      2.40  $      2.22  $      1.98  $      1.80  $      1.62
 Diluted earnings.................        2.35         2.17         1.94         1.76         1.59
 Dividends declared...............        1.05          .95          .85          .75          .61

Balance sheet:
 Average total equity............. $ 1,135,556  $ 1,006,311  $   894,522  $   790,635  $   689,816
 Average assets...................  15,423,162   13,972,411   12,701,623   11,375,547    9,682,858
 Period-end FHLB and other
  borrowings......................   2,045,980    1,430,253      734,012      623,192      516,822
 Period-end total equity..........   1,196,141    1,068,019      952,509      873,479      734,629
 Period-end assets................  17,288,908   14,900,748   13,724,190   12,374,866   10,944,505

Performance ratios:
 Return on average assets.........        1.17%        1.19%        1.15%        1.17%        1.22%
 Return on average common equity..       16.12        16.77        16.66        16.93        17.31
 Return on average equity.........       15.93        16.52        16.36        16.77        17.19

CASH BASIS DISCLOSURES

  The selected financial data presented in the following table details certain information highlighting the performance of the Company for each of the three years ended December 31, 1998, adjusted to exclude the amortization of goodwill and other intangibles considered nonqualifying in regulatory capital calculations, and related balances of goodwill and other intangibles resulting from business combinations recorded by the Company under the purchase method of accounting. Had these business combinations qualified for accounting under the pooling of interests method, no intangible assets would have been recorded. Since the amortization of goodwill and other intangibles does not result in a cash expense, the economic value to shareholders under either accounting method is essentially the same. Additionally, such amortization does not impact the Company's liquidity and funds management activities.

  Cash basis financial data is particularly relevant in that it provides an additional basis for measuring a company's ability to support future growth and pay dividends. Cash basis financial data, as defined herein, has not been adjusted to exclude the impact of other noncash items such as depreciation, provision for loan losses, and merger and integration related expenses except as noted below. This is the only section of this report in which the Company's financial results are discussed on a cash basis.

                                                    1998      1997      1996
                                                  --------  --------  --------
                                                   (in Thousands Except Per
                                                         Share Data)
Income statement:
 Noninterest expense............................. $480,204  $433,639  $393,619
 Net income before income tax expense............  283,238   265,925   238,056
 Net income......................................  189,678   175,158   153,343

Per common share data:
 Basic earnings.................................. $   2.52  $   2.34  $   2.07
 Diluted earnings................................     2.46      2.29      2.03

Performance ratios:
 Return on average tangible assets...............     1.24%     1.27%     1.22%
 Return on average common equity.................    16.92     17.69     17.47
 Return on average tangible common equity........    18.93     20.33     19.76
 Return on average equity........................    16.70     17.41     17.14
 Return on average tangible equity...............    18.63     19.92     19.30
 Efficiency*.....................................    57.18     58.68     59.77

Goodwill and nonqualifying intangibles:
 Goodwill average balance........................ $ 81,130  $ 85,625  $ 60,430
 Nonqualifying intangible assets average
  balance........................................   36,280    41,163    39,728
 Goodwill amortization (after tax)...............    5,155     4,960     3,453
 Nonqualifying intangibles amortization (after
  tax)...........................................    3,643     3,956     3,556

--------
* Excludes merger and integration related expenses.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. Prior year information has been restated to reflect 1998 acquisitions accounted for using the pooling-of-interests accounting method. Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition.

  This report may contain forward-looking statements which are subject to numerous assumptions, risks, and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; unforeseen business risks related to Year 2000 computer systems issues; and significant changes in accounting, tax or regulatory practices or requirements.

Summary

  In 1998, the Company reported record net income of $180.9 million, a 9 percent increase over the Company's previous high of $166.2 million in 1997, which represented a 14 percent increase over 1996. Basic earnings per share for 1998 was $2.40 per share, also a record, compared with $2.22 per share in 1997 and $1.98 per share in 1996, representing an 8 percent increase in 1998 and a 12 percent increase in 1997. Diluted earnings per share increased to $2.35 per share in 1998, an 8 percent increase, from $2.17 per share in 1997. Diluted earnings per share in 1997 increased 12 percent over 1996. Pretax income for 1998 was up $17.6 million, or 7 percent, over 1997 while income tax expense increased 3 percent over the same period reflecting a decrease in the Company's effective tax rate from 34.8 percent in 1997 to 33.6 percent in 1998.

Earning Assets

  Average earning assets in 1998 increased 10 percent over 1997 due principally to a 25 percent increase in average available-for-sale securities, a 14 percent increase in investment securities, and a 6 percent increase in loans. These increases were significantly impacted by the Company's securitization activity for 1998 consisting of the securitization and sale of approximately $400 million of indirect automobile loans in June and the securitization and transfer of approximately $500 million in residential mortgages to available-for-sale securities in September. These securitizations resulted in a moderate shift in the average earning asset mix in 1998 with loans at 69 percent, investment securities and investment securities available for sale at 30 percent, and other earning assets at 1 percent. In 1997, loans were 71 percent, investment securities and investment securities available for sale were 27 percent, and other earning assets were 2 percent. The mix of earning assets is monitored on a continuous basis in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.

Loans

  Average loans increased six percent in 1998 with much of the increase concentrated in commercial, financial and agricultural loans, real estate construction loans, and commercial real estate loans. Excluding the impact of securitizations, average loans increased 12 percent in 1998. Total loans outstanding at year end increased six percent over previous year-end levels. Commercial, financial and agricultural loans, which were 31 percent of total loans, increased 31 percent in 1998 compared to the previous year. Real estate construction loans increased 49 percent while commercial mortgage loans increased 15 percent from year-end 1997 to year-end 1998. Residential mortgage and consumer installment loans decreased 18 percent and 10 percent, respectively, compared to 1997 levels due to the Company's securitization activity. The 10 percent growth in the Company's loan portfolio from 1996 to 1997 was primarily the result of an increase of 21 percent in commercial, financial and agricultural loans, a 20 percent increase in real estate construction loans, and a 15 percent increase in consumer installment loans.

  The Company's loan portfolio continues to reflect the diversity of the markets served by the Subsidiary Banks. The condition of the economy in states in which the Subsidiary Banks lend money is further reflected in the loan portfolio mix. The volume of commercial, financial and agricultural loans, as a percentage of total loans outstanding, increased significantly during 1998 continuing the trend of prior years. Residential real estate loans represented 26 percent of the total portfolio at December 31, 1998, down from the 33 percent reported in the prior year.

  The Loan Portfolio table shows the classifications of loans by major category at December 31, 1998, and for each of the preceding four years. The second table shows maturities of certain loan classifications at December 31, 1998, and an analysis of the rate structure for such loans due in over one year.

                                Loan Portfolio

                                                                December 31
                    ---------------------------------------------------------------------------------------------------
                           1998                1997                1996                1995                1994
                    ------------------- ------------------- ------------------- ------------------- -------------------
                               Percent             Percent             Percent             Percent             Percent
                      Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                    ---------- -------- ---------- -------- ---------- -------- ---------- -------- ---------- --------
                                                              (in Thousands)
Commercial,
 financial and
 agricultural.....  $3,087,861   30.6%  $2,365,347   24.7%  $1,950,227   22.5%  $1,553,902   20.5%  $1,359,323   19.9%
Real estate --
 construction.....   1,186,533   11.7      794,816    8.3      661,391    7.6      524,341    6.9      477,944    7.0
Real estate --
 mortgage:
 Residential......   2,599,841   25.7    3,160,490   33.0    3,121,381   36.0    2,790,745   36.7    2,530,951   37.1
 Commercial.......   1,364,878   13.5    1,184,408   12.4    1,143,342   13.2      995,787   13.1      927,068   13.6
Consumer
 installment......   1,864,046   18.5    2,064,692   21.6    1,788,424   20.7    1,733,591   22.8    1,531,949   22.4
                    ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
                    10,103,159  100.0%   9,569,753  100.0%   8,664,765  100.0%   7,598,366  100.0%   6,827,235  100.0%
                                =====               =====               =====               =====               =====
Less: Unearned
 income...........       1,874               6,040              10,080              11,499               9,678
Allowance for loan
 losses...........     136,677             135,225             130,753             121,180             118,702
                    ----------          ----------          ----------          ----------          ----------
Net loans.........  $9,964,608          $9,428,488          $8,523,932          $7,465,687          $6,698,855
                    ==========          ==========          ==========          ==========          ==========

             Selected Loan Maturity and Interest Rate Sensitivity

                                                                      Rate Structure For Loans
                                           Maturity                    Maturing Over One Year
                         -------------------------------------------- ------------------------
                                                                                     Floating
                            One     Over One Year   Over              Predetermined     or
                          Year or   Through Five    Five                Interest    Adjustable
                            Less        Years      Years     Total        Rate         Rate
                         ---------- ------------- -------- ---------- ------------- ----------
                                                    (in Thousands)
Commercial, financial
 and agricultural....... $1,655,454  $1,199,067   $233,340 $3,087,861   $705,204    $  727,203
Real estate --
 construction...........    699,892     425,265     61,376  1,186,533     94,555       392,086
                         ----------  ----------   -------- ----------   --------    ----------
                         $2,355,346  $1,624,332   $294,716 $4,274,394   $799,759    $1,119,289
                         ==========  ==========   ======== ==========   ========    ==========

Investment Securities

  The composition of the Company's total investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. The Company's investment securities are classified into one of three categories based on management's intent to hold the securities: (i) trading account securities, (ii) investment securities or (iii) investment securities available for sale. Securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Investment securities designated to be held to maturity are reported at amortized cost. Securities classified as available for sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income. For securities classified as held to maturity, the Company has the ability, and it is management's intention, to hold such securities to maturity. Management of the maturity of the portfolio is necessary to provide liquidity and control interest rate risk.

  Maturities of investment securities in 1998, 1997, and 1996 were $657 million, $379 million, and $283 million, respectively. Sales and maturities of investment securities available for sale totaled $716 million and $1.1 billion, respectively, in 1998 while sales and maturities in the portfolio in 1997 were $995 million and $552 million. Net gains realized during the year accounted for two percent, four percent and six percent of noninterest income in 1998, 1997, and 1996, respectively. Gross unrealized gains in the Company's investment securities portfolio at year-end 1998 totaled $29.7 million and gross unrealized losses totaled $1.8 million.

  In recent years, the trend of the Company has been to invest in taxable securities due to the lack of preferential treatment afforded tax-exempt securities under the tax laws. Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been in collateralized mortgage obligations ("CMOs"). Total average investment securities, including those available for sale, increased 21 percent during 1998 after remaining relatively unchanged in 1997, due in part to the securitization and transfer of approximately $500 million in real estate mortgages to securities available for sale in September 1998.

  The following table reflects the carrying amount of the investment securities portfolio at the end of each of the last three years.

      Investment Securities and Investment Securities Available for Sale

                                                         December 31
                                               --------------------------------
                                                  1998       1997       1996
                                               ---------- ---------- ----------
                                                        (in Thousands)
Investment securities:
 U.S. Treasury................................ $    4,724 $   13,466 $   17,980
 U.S. Government agencies and corporations....      8,263     63,930     87,809
 Mortgage-backed pass-through securities......    188,850    266,781    326,837
 Collateralized mortgage obligations:
  Agency......................................    317,404    319,291    343,125
  Corporate...................................  1,291,089    311,003    295,838
 States and political subdivisions............     79,909     97,529    100,533
 Corporate bonds..............................      4,970     27,604     40,389
 Other........................................        830        855      1,270
                                               ---------- ---------- ----------
                                                1,896,039  1,100,459  1,213,781
                                               ---------- ---------- ----------
Investment securities available for sale:
 U.S. Treasury................................    132,861    150,575    163,424
 U.S. Government agencies and corporations....    112,173    187,706    148,538
 Mortgage-backed pass-through securities......    279,195    166,107    343,102
 Collateralized mortgage obligations:
  Agency......................................    918,532  1,029,025    527,411
  Corporate...................................  1,924,564    773,224    904,368
 States and political subdivisions............     38,082     27,173     48,490
 Corporate bonds..............................    113,073     90,329    116,592
 Other........................................    110,053    100,836     59,109
                                               ---------- ---------- ----------
                                                3,628,533  2,524,975  2,311,034
  Net unrealized gain (loss)..................     17,228      2,819     (3,322)
                                               ---------- ---------- ----------
                                                3,645,761  2,527,794  2,307,712
                                               ---------- ---------- ----------
  Total....................................... $5,541,800 $3,628,253 $3,521,493
                                               ========== ========== ==========

  The maturities and weighted average yields of the investment securities and investment securities available for sale portfolios at the end of 1998 are presented in the following table using primarily the average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the amortized cost rather than the net carrying value, i.e., fair value, of these securities. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.

  Investment Securities and Investment Securities Available for Sale Maturity
                                   Schedule

                                                    Maturing
                         --------------------------------------------------------------------
                                          After One But
                             Within        Within Five      After Five But         After
                            One Year          Years        Within Ten Years      Ten Years
                         --------------  ----------------  ------------------  --------------
                          Amount  Yield    Amount   Yield   Amount    Yield     Amount  Yield
                         -------- -----  ---------- -----  ---------- -------  -------- -----
                                                 (in thousands)
Investment securities:
 U.S. Treasury.......... $  4,724 3.90%          --   --           --     --         --   --
 U.S. Government
  agencies and
  corporations..........    4,171 6.30   $    4,092 6.49%          --     --         --   --
 Mortgage-backed pass-
  through securities....   32,328 6.76      131,039 7.28   $   10,788   6.72%  $ 14,695 6.80%
 Collateralized mortgage
  obligations...........  239,849 6.98      943,237 6.91      352,010   6.64     73,397 6.66
 States and political
  subdivisions..........    5,328 7.87       28,680 8.00       40,319   9.26      5,582 8.42
 Corporate bonds and
  other.................       25 8.01        5,275 8.70          500   7.61         --   --
                         --------        ----------        ----------          --------
                          286,425 6.91    1,112,323 6.99      403,617   6.91     93,674 6.79
                         --------        ----------        ----------          --------
Investment securities
 available for sale --
  amortized cost:
 U.S. Treasury..........    1,998 6.05      128,720 5.64           --     --      2,143 5.03
 U.S. Government
  agencies and
  corporations..........      499 2.86        9,469 5.86       58,968   6.06     43,237 6.78
 Mortgage-backed pass-
  through securities....    5,759 6.09      160,668 6.46      102,906   6.17      9,862 6.15
 Collateralized mortgage
  obligations...........  450,067 6.70    1,526,079 6.82      281,041   6.25    585,909 6.76
 States and political
  subdivisions..........    2,686 7.68       13,003 7.26       10,792   7.07     11,601 7.27
 Corporate bonds and
  other.................   10,347 5.50      176,093 7.25       20,741   6.24     15,945 5.89
                         --------        ----------        ----------          --------
                          471,356 6.67    2,014,032 6.75      474,448   6.23    668,697 6.73
                         --------        ----------        ----------          --------
  Total................. $757,781 6.76   $3,126,355 6.84   $  878,065   6.54   $762,371 6.74
                         ========        ==========        ==========          ========

  While the weighted average stated maturities of total MBS and CMOs are 15.9 years and 26.8 years, respectively, the corresponding weighted average expected lives assumed in the above table are 4.2 years and 4.5 years. During a period of rising rates, prepayment speeds generally slow on MBS and CMOs with a resulting extension in average life, and vice versa. Given a 100 basis point immediate and permanent parallel increase in rates, the expected average lives for MBS and CMOs would be 4.8 and 6.6 years, respectively. Similarly, given a 100 basis point immediate and permanent parallel decrease in rates, the expected average lives for MBS and CMOs would be 2.4 and 1.4 years, respectively.

  The weighted average market prices as a percentage of par value for MBS and CMOs at December 31, 1998, were 101.4 percent and 100.2 percent, respectively. The market prices for MBS and CMOs generally decline in a rising rate environment due to the resulting increase in average life as well as the increased market yield on fixed rate securities and impact of annual and life rate caps on adjustable-rate securities. The opposite is generally true during a period of falling rates. At December 31, 1998, fixed-rate MBS and CMOs totaled $385.4 million and $3.9 billion, respectively, with corresponding weighted average expected lives of 4.2 and 4.7 years. Adjustable-rate MBS and CMOs totaled $176.3 million and $560.1 million, respectively, with corresponding weighted average expected lives of 4.27 and 3.32 years. Substantially all adjustable-rate MBS and CMOs are subject to life rate caps, and MBS are also generally subject to a two percent annual cap. The weighted average life caps at year end were 11.49 percent and 9.36 percent for MBS and CMOs, respectively, and the corresponding weighted average coupon rates at year end were 6.94 percent and 6.42 percent. Given a 100 basis point immediate and permanent parallel increase in rates, the estimated market prices for MBS and CMOs would be 99.7 and 97.8, respectively. Given a 100 basis point immediate and permanent parallel decrease in rates, the estimated market prices for MBS and CMOs would be 102.5 and 101.2, respectively.

Trading Account Securities and Other Earning Assets

  Securities carried in the trading account, while interest bearing, are primarily held for sale to institutional customers for their investment portfolio and generally are sold within thirty days of purchase. The volume of activity is directly related to general market conditions and reactions to the changing interest rate environment. The average balance in the trading account securities portfolio for 1998 decreased by 17 percent following a

15 percent increase in 1997. The following table details the composition of the Company's trading account at December 31, 1998, 1997 and 1996.

                          Trading Account Composition

                                                             December 31
                                                      -------------------------
                                                        1998     1997    1996
                                                      -------- -------- -------
                                                           (in Thousands)
U.S. Treasury and Government agency.................. $ 44,605 $ 55,487 $48,785
States and political subdivisions....................   20,400    8,135   9,738
Mortgage-backed pass-through securities..............   50,379   34,282  25,281
Other debt securities................................    3,000      281     727
Derivative securities:
  Collateralized mortgage obligations................    8,750   13,906  10,972
  Interest rate floors and caps......................      537      305     787
  Other options......................................       --       64      60
                                                      -------- -------- -------
                                                      $127,671 $112,460 $96,350
                                                      ======== ======== =======

  Average federal funds sold and securities purchased under agreements to resell decreased 43 percent in 1998 compared to a 28 percent decrease in 1997. The average balance of interest bearing deposits in other banks decreased 64 percent during 1998 from 1997 levels after decreasing 34 percent from 1996 to 1997.

Deposits and Borrowed Funds

  Changes in the Company's markets and the economy in general were also reflected in the liability mix during 1998. Average interest bearing deposits, the primary source of funding for the Company, made up 76 percent of total average interest bearing liabilities in 1998, down from 80 percent in 1997 and 84 percent in 1996. Contributing to the overall decrease in the proportion of average interest bearing liabilities represented by average interest bearing deposits relative to 1997 was the impact of investment alternatives pursued by customers in response to the low level of interest rates. In addition, the mix of average interest bearing deposits in 1998 and 1997 shifted from demand deposits to savings due primarily to a program initiated by the Company during 1996. Under this program, deposit balances in certain NOW accounts above a certain threshold are transferred to savings accounts, thereby reducing the level of deposit reserves required to be maintained with the Federal Reserve. Refer to Note 10, Regulatory Matters and Dividends from Subsidiaries, in the "Notes to Consolidated Financial Statements" for a further discussion of reserve requirements maintained with the Federal Reserve. As a result of this program, during 1998 and 1997 NOW account balances averaging $858 million and $626 million, respectively, were transferred to the savings category. Contributing to the change in the mix of interest bearing liabilities in 1998 was a 9 percent decrease in average certificates of deposit less than $100,000 and other time deposits, offset in part by a 10 percent increase in average certificates of deposit of $100,000 or more. During 1997, average certificates of deposit less than $100,000 declined three percent while average certificates of deposit of $100,000 or more increased by two percent.

  The following table summarizes the maturities of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 1998.

                          Maturities of Time Deposits

                                          Certificates
                                           of Deposit   Other Time
                                              Over     Deposits Over
                                            $100,000     $100,000      Total
                                          ------------ ------------- ----------
                                                     (in Thousands)
Three months or less.....................  $  733,960     $37,287    $  771,247
Over three through six months............     300,993          --       300,993
Over six through twelve months...........     240,930          --       240,930
Over twelve months.......................     172,455          --       172,455
                                           ----------     -------    ----------
                                           $1,448,338     $37,287    $1,485,625
                                           ==========     =======    ==========

  In order to support earning asset growth of 10 percent in 1998 and as a result of consumers choosing investments other than deposits, the Company relied more heavily on borrowed funds in 1998 continuing a trend that began in 1997. Borrowed funds consist of Federal Home Loan Bank ("FHLB") advances, guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures ("Capital Securities") and other short-term borrowings, primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Included in other short-term borrowings are trading account short sales and the commercial paper of Compass Bancshares, Inc. Average federal funds purchased increased $285 million, or 43 percent, and the average balance of FHLB and other borrowings, including the Capital Securities, increased $506 million, or 49 percent, primarily as a result of additional FHLB advances of $829 million, partially offset by repayments of $213 million. For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 5, FHLB and Other Borrowings, and Note 6, Capital Securities and Preferred Stock, in the "Notes to Consolidated Financial Statements."

  The Short-Term Borrowings table below shows the distribution of the Company's short-term borrowed funds and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year end for the last three years.

                             Short-Term Borrowings

                                         Year Ended December 31
                           ---------------------------------------------------
                             Maximum                                  Average
                           Outstanding            Average             Interest
                             At Any     Average   Interest   Ending   Rate At
                            Month End   Balance     Rate    Balance   Year End
                           ----------- ---------- -------- ---------- --------
                                             (in Thousands)
1998
Federal funds purchased... $1,696,945  $  951,267   5.26%  $1,447,495   4.67%
Securities sold under
 agreements to
 repurchase...............    445,552     244,505   4.94      288,571   4.30
Short sales...............     41,590      28,362   5.39       21,547   4.39
Commercial paper..........    108,627      76,732   5.14       79,456   4.74
Other short-term
 borrowings...............    110,898      65,374   5.57       58,401   4.48
                           ----------  ----------          ----------
                           $2,403,612  $1,366,240          $1,895,470
                           ==========  ==========          ==========

1997
Federal funds purchased... $1,124,246  $  666,097   5.44%  $  927,795   5.48%
Securities sold under
 agreements to
 repurchase...............    366,682     244,560   5.11      243,871   5.13
Short sales...............     96,372      57,991   6.00       52,080   5.83
Commercial paper..........     92,516      61,006   5.08       52,410   5.03
Other short-term
 borrowings...............    237,207      92,474   5.80       79,063   6.29
                           ----------  ----------          ----------
                           $1,917,023  $1,122,128          $1,355,219
                           ==========  ==========          ==========

1996
Federal funds purchased... $  658,925  $  460,809   5.27%  $  606,414   5.27%
Securities sold under
 agreements to
 repurchase...............    311,758     256,424   4.71      206,053   5.00
Short sales...............     61,907      35,024   5.84       36,703   6.06
Commercial paper..........    114,060      73,822   5.02       47,896   4.88
Other short-term
 borrowings...............    144,302      71,610   5.72      119,014   6.05
                           ----------  ----------          ----------
                           $1,290,952  $  897,689          $1,016,080
                           ==========  ==========          ==========


Liquidity Management

  Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities they serve. Additionally, the parent holding company requires cash for various operating needs including dividends to shareholders, business combinations, capital injections to its subsidiaries, the servicing of debt and the payment of general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the Subsidiary Banks. At December 31, 1998, the Company's Subsidiary Banks could have paid additional dividends to the parent holding company in the amount of $37.6 million while continuing to meet the capital requirements for "well-capitalized" banks. Also, the parent holding company has access to various capital markets as evidenced by the issuance of the Capital Securities during the first quarter of 1997. The parent holding company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

  Asset and liability management functions not only to assure adequate liquidity in order to meet the needs of the Company's customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can earn a return that meets the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In a banking environment, both assets and liabilities are considered sources of liquidity funding and are monitored on a daily basis.

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

  During 1997 and 1998, the Company has funded the growth in interest earning assets through its increased reliance on borrowed funds as a direct result of consumers choosing investments other than deposits as the general level of interest rates has continued to decline and the stock market has remained strong. FHLB and other borrowings increased by $596 million in 1997 and $616 million in 1998. For more information on the composition of the Company's long-term borrowings, refer to Note 5, FHLB and Other Borrowings, in the "Notes to Consolidated Financial Statements."

  As disclosed in the Company's "Consolidated Statements of Cash Flows," net cash provided by operating activities totaled $181 million primarily due to net income. Net cash used in investing activities of $2.3 billion consisted primarily of net loans originated of $1.4 billion, available-for-sale securities purchased of $2.4 billion, and purchases of investment securities of $1.5 billion, largely funded by maturities of investment securities of $657 million, proceeds from the sale of securitized indirect automobile loans of $360 million, as well as sales and maturities of investment securities available for sale of $716 million and $1.1 billion, respectively. Net cash provided by financing activities provided the remainder of funding sources for 1998. The $2.2 billion of net cash provided by financing activities consisted primarily of a net increase of $616 million in FHLB advances and other borrowings, a $564 million increase in federal funds purchased and securities sold under agreements to repurchase, and an increase of $1.1 billion in deposits offset partially by the payment of $78 million in dividends.

Interest Rate Sensitivity Management

  The Company's net interest income, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. The Company manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Management Committee ("ALCO"). The ALCO meets at least monthly and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.

  Management utilizes an interest rate simulation model to estimate the sensitivity of the Company's net interest income to changes in interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.

  The estimated impact on the Company's net interest income sensitivity over a one-year time horizon at December 31, 1998 is shown in the following table along with comparable prior year information. Such analysis assumes an immediate and sustained parallel shift in interest rates, no balance sheet growth, and the Company's estimate of how interest-bearing transaction accounts will reprice in each scenario.

                                             Percentage Increase (Decrease)
                          Principal/Notional   in Interest Income /Expense
                          Amount of Earning   Given Immediate and Sustained
                           Assets, Interest   Parallel Interest Rate Shifts
                               Bearing       ------------------------------------
                           Liabilities and      Down 100              Up 100
                                Swaps         Basis Points         Basis Points
                          ------------------ ---------------      ---------------
                            (in Thousands)
December 31, 1998:
Assets which reprice in:
 One year or less.......     $ 5,670,836                 (10.97)%              10.71%
 Over one year..........      10,127,706                  (5.88)                2.87
                             -----------
                             $15,798,542                  (7.73)                5.72
                             ===========
Liabilities which
 reprice in:
 One year or less.......     $ 9,967,789                 (14.09)               17.44
 Over one year..........       3,435,149                  (4.84)                9.23
                             -----------
                             $13,402,938                 (11.08)               14.77
                             ===========
Non-trading swaps.......     $ 1,577,714                  33.20               (37.13)
                             ===========
 Total net interest
  income sensitivity....                                  (4.34)               (3.03)

December 31, 1997:
Assets which reprice in:
 One year or less.......     $ 5,440,151                  (9.02)%              10.20%
 Over one year..........       8,018,907                  (3.20)                2.36
                             -----------
                             $13,459,058                  (5.67)                5.69
                             ===========
Liabilities which
 reprice in:
 One year or less.......     $ 8,516,796                 (12.63)               16.86
 Over one year..........       2,875,387                  (4.58)                3.45
                             -----------
                             $11,392,183                 (10.06)               12.58
                             ===========
Non-trading swaps.......     $ 1,561,303                 (27.72)              (75.80)
                             ===========
 Total net interest
  income sensitivity....                                  (1.60)               (2.60)

  As shown in the table, net interest income sensitivity increased from December 31, 1997, to December 31, 1998. In the down-rate scenario, the sensitivity increased due in large part to the decrease in the general level of interest rates during 1998. This decrease in interest rates resulted in increased estimated prepayment speeds for mortgage loans and mortgage-backed securities, including CMOs. Increased prepayments in a down-rate environment result in reinvestment of cash flows at lower rates, thus increasing interest rate sensitivity. The increase in sensitivity was also a function of the use of less aggressive deposit repricing assumptions in the December 31, 1998 scenario due to the current low interest rate environment. In the up-rate scenario, the slight increase in sensitivity is primarily due to an increase in callable FHLB advances that, in the up-rate scenario, are expected to be called requiring replacement of this funding at higher costs.

  The ALCO policy, with which the Company complies, is based on the same assumptions as the above table and provides that a 100 basis point increase or decrease in interest rates should not reduce net interest income by more than six percent. Certain financial instruments have been excluded from the above analysis because of the no-growth assumption, including letters of credit and commitments to extend credit. Trading account interest rate contracts and options have also been excluded because they have no material impact on net interest income.

  The Company enters into various interest rate contracts not held in the trading account ("interest rate protection products") to help manage the Company's interest sensitivity. Such contracts generally have a fixed notional principal amount and include interest rate swaps and interest rate caps and floors. Interest rate swaps are contracts where the Company typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, generally the prime rate or the London Interbank Offered Rate ("LIBOR"). Interest rate caps and floors purchased or written are contracts where the Company receives or pays, respectively, interest if the specified index falls below the floor rate or rises above the cap rate. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with interest rate swaps, caps and floors is ultimately reflected as an adjustment to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized. Refer to Note 7, Off-Balance Sheet Instruments, of "Notes to Consolidated Financial Statements" for the composition of the Company's interest rate protection contracts as well as a discussion of interest rate risks, credit risks and concentrations in off-balance sheet financial instruments.

  The net interest amount received or paid on an interest rate protection contract represents an adjustment of the yield or rate on the respective asset or liability with which such contract is associated. The gain or loss on a terminated interest rate protection contract is deferred and amortized over the remaining term of the original contract as an adjustment of yield or rate on the asset or liability with which the original contract was associated. At year-end 1998, there were no deferred gains and there were $40,000 of deferred losses on terminated interest rate protection contracts, which will be recorded as net interest expense through 1999. See Note 7, Off-Balance Sheet Instruments, of "Notes to Consolidated Financial Statements" for details regarding the asset or liability category with which the Company's non-trading interest protection contracts were associated at December 31, 1998.

  In addition to interest rate protection contracts used to manage overall interest sensitivity, the Company also enters into interest rate contracts for the trading account. The primary purposes for using interest rate contracts in the trading account are to facilitate customer transactions and to protect cash market positions in the trading account against interest rate movement. Changes in the estimated fair value of contracts in the trading account are recorded in other noninterest income as trading account profits and commissions. Net interest amounts received or paid on interest rate contracts in the trading account are recorded as an adjustment of interest on trading account securities. See Note 7, Off-Balance Sheet Instruments, of "Notes to Consolidated Financial Statements" for a summary of interest rate contracts held in the trading account at December 31, 1998.

Capital Resources

  Shareholders' equity increased 12 percent in both 1998 and 1997. Exclusive of the change in accumulated other comprehensive income in both 1998 and 1997, net income after dividends accounted for substantially all of the increase in shareholders' equity.

  Dividends of $75.2 million were declared on the Company's common stock in 1998, representing a 22 percent increase over 1997. The 1998 annual dividend rate was $1.05 per common share, an 11 percent increase over 1997. The dividend payout ratio for 1998 was 42 percent compared to 38 percent for 1997 and 35 percent for 1996. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. On
February 15, 1999, the Company's Board of Directors approved a 14 percent increase in the annual dividend rate, raising it to $1.20 per common share for 1999. This marked the eighteenth consecutive year the Company has increased its dividend.

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

  Average common shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. Overall, the Company's capital position remains strong as the ratio of average common shareholders' equity to average assets for 1998 was 7.16 percent compared to 6.97 percent in 1997 and 6.79 percent in 1996. As noted above, exclusive of the change in accumulated other comprehensive income, the increase in shareholders' equity in 1998 and 1997 is due almost exclusively to the retention of earnings. In order to maintain this ratio at appropriate levels with continued growth in total average assets, a corresponding level of capital growth must be achieved. The table below summarizes these and other key ratios for the Company for each of the last three years.

                          Return on Equity and Assets

                                                             December 31
                                                          -------------------
                                                          1998   1997   1996
                                                          -----  -----  -----
Return on average assets.................................  1.17%  1.19%  1.13%
Return on average common equity.......................... 16.12  16.77  16.66
Dividend payout ratio.................................... 42.25  37.66  35.11
Average common shareholders' equity to average assets
 ratio...................................................  7.16   6.97   6.79

  In addition to the capital ratios mentioned above, banking industry regulators have defined minimum regulatory capital ratios that the Company and the Subsidiary Banks are required to maintain. These risk-based capital guidelines take into consideration risk factors, as defined by the regulators, associated with various categories of assets, both on and off of the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I Capital is defined as common shareholders' equity, excluding the net unrealized holding gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), plus perpetual preferred stock and the Capital Securities, minus goodwill and other disallowed intangible assets. Other disallowed intangibles represent intangible assets, other than goodwill, recorded after February 19, 1992. Total Qualifying Capital is defined as Tier I Capital plus Tier II capital components, which include such items as qualifying allowance for loan losses and qualifying subordinated debt.

  At December 31, 1998, the Company's Tier I Capital and Total Qualifying Capital totaled $1.2 billion and $1.4 billion, respectively. The percentage ratios, as calculated under the guidelines, were 8.81 percent and 10.71 percent for Tier I and Total Qualifying Capital, respectively, at year-end 1998, down from 9.87 percent and 12.38 percent at year-end 1997. These ratios are well within the minimum requirements of four percent for Tier I Capital and eight percent for Total Qualifying Capital. Tier I Capital increased by $128 million, or 12 percent, in 1998 primarily as a result of earnings retained by the Company, net of dividends, while risk-adjusted assets increased by $2.8 billion, or 26 percent. This significantly greater growth in risk-adjusted assets resulted in the decline in percentage ratios from 1997 to 1998.

  Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), period-end goodwill and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The Company's leverage ratio was 7.26 percent at year-end 1998 and 7.41 percent at year-end 1997 while its tangible leverage ratio was 7.16 percent at year-end 1998 and 7.30 percent at year-end 1997.

  The following table shows the calculation of capital ratios for the Company for the last two years.

                                Capital Ratios

                                                             December 31
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
                                                           (in Thousands)
Risk-based capital:
  Tier I Capital...................................... $ 1,188,851  $ 1,060,482
  Tangible Tier I capital.............................   1,172,053    1,044,206
  Total Qualifying Capital............................   1,445,132    1,329,208
Assets:
  Net risk-adjusted assets............................ $13,490,712  $10,740,437
  Adjusted quarterly average assets...................  16,386,203   14,311,832
  Adjusted tangible quarterly average assets..........  16,369,405   14,295,556
Ratios:
  Tier I Capital......................................        8.81%        9.87%
  Total Qualifying Capital............................       10.71        12.38
  Leverage............................................        7.26         7.41
  Tangible leverage...................................        7.16         7.30

  The regulatory capital ratios of the Company's Subsidiary Banks currently exceed the minimum ratios of 5 percent leverage capital, 6 percent Tier I capital and 10 percent Total Qualifying Capital required in 1998 for "well-capitalized" banks as defined by federal regulators. The Company continually monitors these ratios to ensure that the Subsidiary Banks exceed the guidelines. For further information regarding the regulatory capital ratios of the Company and the Subsidiary Banks, see Note 10, Regulatory Matters and Dividends from Subsidiaries, in the "Notes to Consolidated Financial Statements".

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

  Net interest income for 1998 increased 7 percent over 1997 after increasing 11 percent in 1997 over 1996. A 10 percent increase in the volume of average earning assets partially offset by a 10 basis point decrease in the net yield was responsible for the increase in 1998. The increase in 1997 was a function of a 10 percent increase in the volume of earning assets, primarily a 14 percent increase in total loans, coupled with a 4 basis point increase in the net yield. The schedule on page 29 provides the detail of changes in interest income, interest expense and net interest income due to changes in volumes and rates.

  Interest income increased 7 percent in 1998 as a result of a 10 percent increase in the volume of average earning assets and an 18 basis point decrease in the average interest rate earned. The decline in the yield on average earning assets was due to decreases in yield in all significant categories of earning assets including a 16 basis point decline in the yield on loans, which was attributable in part to declines in the prime rate, and a 27 basis point decrease in the yield on investment securities. The decline in the yield on loans was due in part to the Company's securitization and sale of $400 million of indirect automobile loans with a weighted average yield to the Company of 8.66 percent in June 1998. Conversely, the Company experienced only a two basis point decline in the yield on investment securities available for sale partly as a result of the Company's transfer of $500 million in residential mortgages with a weighted average yield of 7.85 percent to the investment securities available for sale portfolio in September 1998.

  Total interest expense increased by eight percent in 1998 due to a nine percent increase in the average volume of interest bearing liabilities offset partially by a nine basis point decrease in the rate paid on interest bearing liabilities. Interest expense on interest bearing deposits increased by two percent as the result of a three percent increase in the average volume and a seven basis point decrease in rate. For borrowed funds, which represents interest bearing liabilities that are not classified as deposits, a 34 percent increase in interest expense on FHLB advances and other borrowings was a result of a 49 percent increase in the average balance coupled with a 66 basis point decline in the rate paid. Similarly, a 43 percent increase in the average balance of federal funds purchased offset by an 18 basis point decrease in the rate paid resulted in a 38 percent increase in interest expense in this category.

  From 1996 to 1997, interest income increased 10 percent as a result of a 10 percent increase in the volume of average earning assets and a 3 basis point increase in the yield on average earning assets. Interest income on loans rose 13 percent as a result of a 14 percent increase in average volume and a 6 basis point decrease in yield. Interest income on investment securities increased 21 percent from 1996 to 1997 as a result of a 23 percent increase in average volume and a 16 basis point decrease in the yield. For securities available for sale, a six percent decrease in the average balance combined with a seven basis point increase in yield resulted in a five percent decrease in interest income.

  A basis point decrease in the rate paid on interest bearing liabilities combined with a 10 percent increase in average volume resulted in a 9 percent increase in interest expense on interest bearing liabilities in 1997. This increase was due to a 49 percent increase in interest expense on Federal funds purchased and a 45 percent increase in interest expense on FHLB and other borrowings. Both increases were primarily a function of increases in the average balance of each category of 45 percent and 53 percent, respectively. Interest expense on interest bearing deposits increased three percent as a result of a four percent increase in average balance and an eight basis point decline in the rate paid.

  Net interest income is commonly evaluated in terms of average rates using the net yield and the interest rate spread. The net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average total earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net yield decreased 10 basis points to 4.13 percent in 1998 after increasing 4 basis points to 4.23 percent in 1997. The decline in 1998 was due to the 18 basis point decrease in the yield on average interest earning assets which was only partially offset by a 9 basis point decline in the rate paid on interest bearing liabilities. The moderate increase in net yield in 1997 was a function of the downward repricing of interest bearing deposits and FHLB and other borrowings which outpaced the downward repricing of loans and total investment securities. This is evidenced by the fact the yield on interest earning assets increased three basis points while the rate paid on interest bearing liabilities decreased by one basis point.

  During 1998, the net yield on interest earning assets was favorably impacted by the Company's use of interest rate contracts, primarily interest rate swaps, increasing the taxable equivalent net yield on interest earning assets by eight basis points. The greatest impact from the use of interest rate contracts was on the yield and interest income on loans where the net yield was increased by nine basis points and interest income was increased by $9.1 million. At the same time, the impact of interest rate contracts on interest bearing liabilities was less significant, decreasing interest expense by less than $3 million. The impact of the use of interest rate contracts was significantly less in 1997 when the positive impact on the net yield on interest earning assets was four basis points. It is the Company's intention to continue to use interest rate contracts to manage its exposure to the changing interest rate environment in the future, although there can be no assurance that the impact of interest rate contracts on the earnings of future periods will be positive.

  The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During 1998, the net interest rate spread decreased nine basis points to 3.39 percent from the 1997 spread of 3.48 percent. The increase in 1997 was four basis points from 3.44 percent in 1996. See the accompanying table entitled "Consolidated Average Balances and Rate/Volume Variances" for more information.

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

                                                                December 31
                                                               ----------------
                                                               1998  1997  1996
                                                               ----  ----  ----
Rate earned on interest earning assets........................ 8.03% 8.20% 8.16%
Rate paid on interest bearing liabilities..................... 4.67  4.76  4.77
Interest rate spread.......................................... 3.36  3.44  3.39
Net yield on earning assets................................... 4.10  4.19  4.15

                      [This Page Intentionally Left Blank]

Consolidated Average Balance Sheets and Rate/Volume Variances

Taxable Equivalent Basis

                                            Year Ended December 31
                          -------------------------------------------------------------
                                      1998                           1997
                          ------------------------------ ------------------------------
                            Average     Income/   Yield/   Average     Income/   Yield/
                            Balance     Expense    Rate    Balance     Expense    Rate
YIELD/RATE ANALYSIS       -----------  ---------- ------ -----------  ---------- ------
Assets
Earning assets:
 Loans, net of unearned
  income*...............  $ 9,711,614  $  844,290  8.69% $ 9,121,879  $  807,105  8.85%
 Investment securities:
 Taxable................    1,296,731      90,339  6.97    1,111,675      80,249  7.22
 Tax-exempt.............       90,487       7,638  8.44      105,091       8,950  8.52
                          -----------  ----------        -----------  ----------
  Total investment
   securities...........    1,387,218      97,977  7.06    1,216,766      89,199  7.33
 Investment securities
  available for sale....    2,836,701     185,563  6.54    2,273,843     149,252  6.56
 Trading account
  securities............       94,674       5,939  6.27      113,456       7,316  6.45
 Federal funds sold and
  securities purchased
  under agreements to
  resell................       90,439       4,847  5.36      158,329       8,381  5.29
 Interest bearing
  deposits with other
  banks.................          807          51  6.32        2,214         137  6.19
                          -----------  ----------        -----------  ----------
  Total earning assets..   14,121,453   1,138,667  8.06   12,886,487   1,061,390  8.24
Allowance for loan
 losses.................     (133,677)                      (132,220)
Unrealized gain (loss)
 on investment
 securities available
 for sale...............       11,893                         (3,763)
Cash and due from
 banks..................      641,291                        560,218
Other assets............      782,202                        661,689
                          -----------                    -----------
  Total assets..........  $15,423,162                    $13,972,411
                          ===========                    ===========
Liabilities and
 Shareholders' Equity
Interest bearing
 liabilities:
 Interest bearing demand
  deposits..............  $   551,944      12,608  2.28  $   710,934      16,929  2.38
 Savings deposits.......    4,534,614     165,981  3.66    3,950,934     144,443  3.66
 Certificates of deposit
  less than $100,000 and
  other time deposits...    2,738,738     152,404  5.56    2,995,433     169,078  5.64
 Certificates of deposit
  of $100,000 or more...    1,157,666      65,714  5.68    1,048,859      60,065  5.73
                          -----------  ----------        -----------  ----------
  Total interest bearing
   deposits.............    8,982,962     396,707  4.42    8,706,160     390,515  4.49
 Federal funds
  purchased.............      951,267      50,080  5.26      666,097      36,221  5.44
 Securities sold under
  agreement to
  repurchase............      244,505      12,081  4.94      244,560      12,492  5.11
 Other short-term
  borrowings............      170,468       9,113  5.35      211,471      11,944  5.65
 FHLB and other
  borrowings............    1,534,761      87,176  5.68    1,028,778      65,241  6.34
                          -----------  ----------        -----------  ----------
  Total interest bearing
   liabilities..........   11,883,963     555,157  4.67   10,857,066     516,413  4.76
                                       ----------  ----               ----------  ----
Net interest income/net
 interest spread........                  583,510  3.39%                 544,977  3.48%
                                                   ====                           ====
Noninterest bearing
 demand deposits........    2,263,473                      2,007,749
Accrued expenses and
 other liabilities......      140,170                        101,285
Shareholders' equity....    1,135,556                      1,006,311
                          -----------                    -----------
  Total liabilities and
   shareholders'
   equity...............  $15,423,162                    $13,972,411
                          ===========                    ===========
Net yield on earning
 assets.................                           4.13%                          4.23%
                                                   ====                           ====
Taxable equivalent
 adjustment:
 Loans..................                      508                            786
 Investment securities..                    2,662                          3,160
 Investment securities
  available for sale....                      868                          1,161
 Trading account
  securities............                       85                             95
                                       ----------                     ----------
  Total taxable
   equivalent
   adjustment...........                    4,123                          5,202
                                       ----------                     ----------
Net interest income.....               $  579,387                     $  539,775
                                       ==========                     ==========

--------
* Includes nonaccrual loans.

                                Year Ended December 31
                              ----------------------------
                                         1996              Change in Interest Income/Expense Attributable to
                              ---------------------------- ------------------------------------------------------
                                                                     1998                        1997
                                Average    Income/  Yield/ --------------------------  --------------------------
                                Balance    Expense   Rate   Volume     Rate     Mix     Volume    Rate      Mix
YIELD/RATE ANALYSIS           -----------  -------- ------ --------  --------  ------  --------  -------  -------
Assets
Earning assets:
 Loans, net of unearned
  income*...............      $ 8,030,043  $715,466  8.91% $ 52,192  $(14,595) $ (412) $ 97,283  $(4,818) $  (826)
 Investment securities:
 Taxable................          885,748    64,751  7.31    13,361    (2,779)   (492)   16,515     (797)    (220)
 Tax-exempt.............          101,138     9,142  9.04    (1,244)      (84)     16       357     (526)     (23)
                              -----------  --------        --------  --------  ------  --------  -------  -------
  Total investment
   securities...........          986,886    73,893  7.49    12,117    (2,863)   (476)   16,872   (1,323)    (243)
 Investment securities
  available for sale....        2,422,574   157,140  6.49    36,923      (455)   (157)   (9,653)   1,696       69
 Trading account
  securities............           98,618     6,742  6.84    (1,211)     (204)     38     1,015     (385)     (56)
 Federal funds sold and
  securities purchased            218,900    11,552  5.28    (3,591)      111     (54)   (3,198)      22        5
  under agreements to
  resell................
 Interest bearing
  deposits with other               3,338       196  5.87       (87)        3      (2)      (66)      11       (4)
  banks.................      -----------  --------        --------  --------  ------  --------  -------  -------

  Total earning assets..       11,760,359   964,989  8.21    96,343   (18,003) (1,063)  102,253   (4,797)  (1,055)
Allowance for loan
 losses.................         (125,181)
Unrealized gain (loss)
 on investment
 securities available
 for sale...............           (3,922)
Cash and due from
 banks..................          549,846
Other assets............          520,521
                              -----------
  Total assets..........      $12,701,623
                              ===========
Liabilities and
 Shareholders' Equity
Interest bearing
 liabilities:
 Interest bearing demand
  deposits..............      $ 1,183,927    27,842  2.35    (3,784)     (711)    174   (11,115)     355     (153)
 Savings deposits.......        3,048,870   119,906  3.93    21,363        --     175    35,451   (8,232)  (2,682)
 Certificates of deposit
  less than $100,000 and
  other time deposits...        3,075,885   174,540  5.67   (14,478)   (2,396)    200    (4,562)    (923)      23
 Certificates of deposit
  of $100,000 or more...        1,025,169    58,347  5.69     6,235      (524)    (62)    1,348      410      (40)
                              -----------  --------        --------  --------  ------  --------  -------  -------
  Total interest bearing
   deposits.............        8,333,851   380,635  4.57     9,336    (3,631)    487    21,122   (8,390)  (2,852)
 Federal funds
  purchased.............          460,809    24,266  5.27    15,513    (1,199)   (455)   10,819      783      353
 Securities sold under
  agreement to
  repurchase............          256,424    12,065  4.71        (3)     (416)      8      (559)   1,026      (40)
 Other short-term
  borrowings............          180,456     9,851  5.46    (2,317)     (634)    120     1,693      343       57
 FHLB and other
  borrowings............          671,682    45,129  6.72    32,079    (6,790) (3,354)   23,997   (2,552)  (1,333)
                              -----------  --------        --------  --------  ------  --------  -------  -------
  Total interest bearing
   liabilities..........        9,903,222   471,946  4.77    54,608   (12,670) (3,194)   57,072   (8,790)  (3,815)
                                           --------  ----  --------  --------  ------  --------  -------  -------
Net interest income/net
 interest spread........                    493,043  3.44% $ 41,735  $ (5,333) $2,131  $ 45,181  $ 3,993  $ 2,760
                                                     ====  ========  ========  ======  ========  =======  =======
Noninterest bearing
 demand deposits........        1,826,323
Accrued expenses and
 other liabilities......           77,556
Shareholders' equity....          894,522
                              -----------
  Total liabilities and
   shareholders'
   equity...............      $12,701,623
                              ===========
Net yield on earning
 assets.................                             4.19%
                                                     ====
Taxable equivalent
 adjustment:
 Loans..................                        891
 Investment securities..                      3,310
 Investment securities
  available for sale....                      1,206
 Trading account
  securities............                         70
                                           --------
  Total taxable
   equivalent
   adjustment...........                      5,477
                                           --------
Net interest income.....                   $487,566
                                           ========

Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses

  The provision for loan losses is the annual cost of providing an allowance or reserve for estimated losses on loans. The amount for each year is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors.

  The economic outlook for the states in which the Company does business is optimistic in the midst of a stable economy overall. On a regional basis, however, any economic slowdown in the Company's markets could have an effect on most regional bank holding companies and could impact overall asset quality. Such an economic slowdown would probably also have a negative impact on real estate lending as well as the level of net charge-offs and delinquencies.

  Loan review procedures, including loan grading, are constantly utilized by the Company's loan review department in order to ensure that potential problem loans are identified early in order to lessen any potentially negative impact such problem loans may have on the Company's earnings. Automated loan reports are prepared and used in conjunction with the identification and monitoring of such loans on a monthly basis. Management's involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally by the loan review department whose work is supplemented by regulatory agencies that provide an additional level of review on an annual basis. Such internal review procedures are quantified in monthly and quarterly reports to senior management and are used in determining whether such loans represent potential loss to the Company. Special reports are prepared for consumer installment loans to identify trends unique to that portfolio. Management monitors the entire loan portfolio, including loans acquired in business combinations, in an effort to identify problem loans so that risks in the portfolio can be identified on a timely basis and an appropriate allowance maintained.

  The allowance for loan losses is established by risk group as follows:

  . Large past due loans, classified loans and nonaccrual loans are evaluated individually with specific reserves allocated based on management's review.

  . Smaller nonaccrual and adversely classified loans are assigned a portion of the allowance based on loan grading. Smaller past due loans are assigned a portion of the allowance using a formula that is based on the severity of the delinquency.

  . The remainder of the portfolio is also allocated a portion of the allowance based on past loss experience and the economic conditions for the particular loan portfolio. Allocation weights are assigned based on the Company's historical loan loss experience in each loan category, although a higher allocation weight may be used if current conditions indicate that loan losses may exceed historical experience.

  The unallocated portion of the allowance is for inherent losses which probably exist as of the valuation date even though they may have not have been identified by the more objective processes used for the allocated portion of the allowance. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, changes in underwriting practices, including the extent of portfolios of acquired institutions, historical loss experience, and the general economic environment in the Company's markets. While the total allowance is described as consisting of an allocated and an unallocated portion, these terms are primarily used to describe a process. Both portions are available to support inherent losses in the loan portfolio.

  Approximately three percent of the Company's loan portfolio represents loans to energy-related companies that are dependent on oil and natural gas production as a source of repayment. The current low level of oil prices has had an adverse impact on this segment of the portfolio. While management reviews the status and the prospects for this segment of the portfolio on an ongoing basis, the Company has specifically allocated reserves for all large credits for which there is concern as to collectibility. A continued weakness in energy prices is likely to result in a higher level of nonperforming assets for the Company.

  At December 31, 1998, the allowance for loan losses increased to $137 million from $135 million at year end 1997. As a percent of loans, the allowance declined from 1.41 percent at December 31, 1997 to 1.35 percent at December 31, 1998. The allowance decreased as a percentage of loans for the following reasons:

  . The Company's nonperforming assets increased because of one $22 million energy credit secured by a combination of proved producing and proved non-producing oil reserves that was placed on nonaccrual status during 1998. With regard to this loan, the Company has established specific reserves that management believes are adequate to absorb the probable loss on the credit. Excluding this loan, nonperforming assets and nonaccrual loans at December 31, 1998, actually decreased from December 31, 1997.

  . The Company's energy loan portfolio and certain segments of the consumer installment portfolio required a greater allocation of the allowance, including a greater allocation for past due loans in these categories.

  . Continued strength in the Company's real estate mortgage and commercial real estate portfolios required a smaller allocation of the allowance.

  . Management's favorable experience with the credit quality of the loan portfolios of acquired entities warranted a reduced allowance, particularly in the unallocated portion of the allowance.

  Because of these factors, management believes that the allowance for loan losses at December 31, 1998 is adequate.

  As shown in the following table, net loan charge-offs in 1998 were $33.8 million, or 0.35 percent of average loans, compared with $28.5 million, or
0.31 percent of average loans, in 1997 and $23.6 million, or 0.29 percent of average loans, in 1996. The increase in the level of net charge-offs in 1998 was concentrated in the consumer installment portfolio and commercial, financial and agricultural portfolio continuing the trend from 1996 and 1997. During 1998, net charge-offs of consumer installment loans and commercial, financial and agricultural loans increased by $4.5 million and $1.6 million, respectively. The Company's consumer installment portfolio was impacted by the continuing nationwide deterioration in consumer credit quality, as indicated by the increasingly high number of bankruptcies. Net charge-offs for the credit card portfolio, which represented only 3 percent of the Company's loan portfolio, increased as a percentage of average volume from 4.18 percent in 1997 to 4.50 percent in 1998. Similarly, net charge-offs as a percentage of loans in the Company's indirect consumer installment portfolio, consisting primarily of new and used automobile loans, increased from 0.65 percent in 1997 to 0.84 percent in 1998.

  The following table sets forth information with respect to the Company's loans and the allowance for loan losses for the last five years.

                        Summary of Loan Loss Experience

                            1998        1997        1996        1995        1994
                         ----------  ----------  ----------  ----------  ----------
                                             (in Thousands)
Average loans, net of
 unearned income,
 outstanding during the
 year................... $9,711,614  $9,121,879  $8,030,043  $7,196,077  $6,315,090
                         ==========  ==========  ==========  ==========  ==========
Allowance for loan
 losses, beginning of
 year................... $  135,225  $  130,753  $  121,180  $  118,702  $  121,425
Charge-offs:
  Commercial, financial
   and agricultural.....      9,434       7,260       6,800       5,520       5,525
  Real estate --
   construction.........        143          66          94         385         115
  Real estate --
   mortgage:
    Residential.........        839       1,232       1,372         509         586
    Commercial..........        629       1,227         584       1,422       1,527
  Consumer installment..     31,807      26,616      22,270      14,994      12,521
                         ----------  ----------  ----------  ----------  ----------
      Total.............     42,852      36,401      31,120      22,830      20,274
Recoveries:
  Commercial, financial
   and agricultural.....      2,302       1,749       1,980       2,953       3,803
  Real estate --
   construction.........        302         184         229         208          57
  Real estate --
   mortgage:
    Residential.........        129         219         387         265         212
    Commercial..........         84         249         272          84         214
  Consumer installment..      6,254       5,537       4,665       5,183       4,493
                         ----------  ----------  ----------  ----------  ----------
      Total.............      9,071       7,938       7,533       8,693       8,779
                         ----------  ----------  ----------  ----------  ----------
      Net charge-offs...     33,781      28,463      23,587      14,137      11,495
Provision charged to
 income.................     38,445      32,935      25,987      16,363       7,524
Allowance for loans
 acquired (sold)........     (3,212)         --       7,173         252       1,248
                         ----------  ----------  ----------  ----------  ----------
Allowance for loan
 losses, end of year.... $  136,677  $  135,225  $  130,753  $  121,180  $  118,702
                         ==========  ==========  ==========  ==========  ==========
Net charge-offs to
 average loans
 outstanding............        .35%        .31%        .29%        .20%        .18%

  When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and current and projected economic conditions. As shown in the following table, management determined that at December 31, 1998, approximately 36 percent of the allowance for loan losses was related to commercial, financial and agricultural loans, 28 percent was associated with real estate loans and 36 percent was related to consumer installment loans. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the following table. The amount of the allowance allocated to impaired loans by loan category is presented in the table on page 34.

                    Allocation of Allowance For Loan Losses

                                                                 December 31
                          -----------------------------------------------------------------------------------------
                                1998              1997              1996              1995              1994
                          ----------------- ----------------- ----------------- ----------------- -----------------
                                   Percent           Percent           Percent           Percent           Percent
                           Amount  of Total  Amount  of Total  Amount  of Total  Amount  of Total  Amount  of Total
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                               (in Thousands)
Commercial, financial
 and agricultural.......  $ 48,521   35.5%  $ 39,486   29.2%  $ 34,650   26.5%  $ 28,598   23.6%  $ 28,963   24.4%
Real estate --
 construction...........    12,574    9.2      9,736    7.2      9,806    7.5      6,665    5.5      9,140    7.7
Real estate -- mortgage:
 Residential............    12,574    9.2     18,390   13.6     20,528   15.7     17,935   14.8     11,158    9.4
 Commercial.............    13,121    9.6     14,199   10.5     18,567   14.2     28,356   23.4     27,183   22.9
Consumer installment....    49,887   36.5     53,414   39.5     47,202   36.1     39,626   32.7     42,258   35.6
                          --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
                          $136,677  100.0%  $135,225  100.0%  $130,753  100.0%  $121,180  100.0%  $118,702  100.0%
                          ========  =====   ========  =====   ========  =====   ========  =====   ========  =====

Nonperforming Assets

  Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed real estate. It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is 90 days or more past due as to principal or interest and the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer loans is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

  Nonperforming assets at December 31, 1998, were $56 million, an increase of $17 million from year-end 1997. Nonperforming loans increased $17 million from year-end 1997 to $49 million. The increase in nonperforming assets in 1998 was due in large part to the classification of a $22 million energy-related loan as nonaccrual in July 1998. As discussed previously, a portion of the Company's loan portfolio is energy related and a continued weakness in energy prices is likely to result in a higher level of nonperforming assets for the Company. During 1998, $7.3 million of loans were transferred to other real estate owned ("ORE") offset by total sales of other real estate owned of $8.3 million. Of these sales, $7.7 million were cash sales while $600,000 represented loans originated by the Company to facilitate the sale of other real estate. During 1997, loans transferred to other real estate owned totaled $7.8 million, cash sales were $8.8 million and loans to facilitate the sale of other real estate owned were $1.0 million.

  Renegotiated loans decreased $2 million from year-end 1997 while foreclosed real estate remained relatively unchanged for the year. Loans past due 90 days or more decreased $5 million compared to the 1997 year-end level. Other foreclosed or repossessed assets at year-end 1998 totaled approximately $1.8 million.

  At December 31, 1998, nonperforming assets were 0.55 percent of loans outstanding and foreclosed real estate held for sale compared to 0.40 percent at year-end 1997. Nonaccrual loans and renegotiated loans as a percentage of loans outstanding at year-end 1998 were 0.47 percent and 0.01 percent, respectively.

  The following table summarizes the Company's nonperforming assets for each of the last five years. Also provided are tables which detail nonaccrual loans and loans with terms modified in troubled debt restructurings at December 31, 1998 and 1997.

                             Nonperforming Assets

                                                 December 31
                                   -------------------------------------------
                                    1998     1997     1996     1995     1994
                                   -------  -------  -------  -------  -------
                                               (in Thousands)
Nonacccrual loans................  $48,250  $29,304  $21,729  $15,203  $14,347
Renegotiated loans...............      665    2,334    2,840    1,479    1,903
                                   -------  -------  -------  -------  -------
    Total nonperforming loans....   48,915   31,638   24,569   16,682   16,250
Other real estate................    6,657    6,813    8,527   11,488   11,370
                                   -------  -------  -------  -------  -------
    Total nonperforming assets...  $55,572  $38,451  $33,096  $28,170  $27,620
                                   =======  =======  =======  =======  =======

Accruing loans 90 days or more
 past due........................  $ 8,699  $14,017  $ 9,741  $ 6,795  $ 4,937

Total nonperforming loans as a
 percentage of loans.............      .48%     .33%     .28%     .22%     .24%

Total nonperforming assets as a
 percentage of loans and ORE.....      .55      .40      .38      .37      .40

Loans 90 days or more past due as
 a percentage of loans...........      .09      .15      .11      .09      .07

  Details of nonaccrual loans at December 31, 1998 and 1997 appear below:

                                                                 1998    1997
                                                                ------- -------
                                                                (in Thousands)
Principal balance.............................................. $48,250 $29,304
Interest that would have been recorded under original terms....   4,218   2,618
Interest actually recorded.....................................     986   1,158


  Details of loans with terms modified in troubled debt restructurings at December 31, 1998 and 1997 appear below:

                                                                 1998    1997
                                                                ------- -------
                                                                (in Thousands)
Principal balance.............................................. $   665 $ 2,334
Interest that would have been recorded under original terms....      30     175
Interest actually recorded.....................................      41     132

  Detailed in the table below are loans designated by the Company as impaired at December 31, 1998, by loan category:

                            Nonaccrual     Accruing Impaired
                          Impaired Loans         Loans        Total     Total
                         ----------------- ----------------- Impaired  Related
                         Balance Allowance Balance Allowance  Loans   Allowance
                         ------- --------- ------- --------- -------- ---------
                                             (in Thousands)
Commercial, financial
 and agricultural....... $28,773  $11,925  $ 4,094  $  711   $32,867   $12,636
Real estate--
 construction...........   1,335      114      178       6     1,513       120
Real estate mortgage:
 Residential............     310        5       --      --       310         5
 Commercial.............   4,351      512    7,256     417    11,607       929
                         -------  -------  -------  ------   -------   -------
  Total................. $34,769  $12,556  $11,528  $1,134   $46,297   $13,690
                         =======  =======  =======  ======   =======   =======

  Impaired loans totaled $46.3 million at December 31, 1998, with a total related allowance of $13.7 million, with nonaccrual impaired loans totaling $34.8 million with a related allowance of approximately $12.6 million. Included in the $11.5 million of accruing impaired loans were loans totaling approximately $100,000 for which there was no related allowance.

  At December 31, 1997, impaired loans totaled $23.8 million with a total related allowance of $3.7 million. Of these amounts, nonaccrual impaired loans totaled $9.8 million with a related allowance of $1.5 million. Of the $14.0 million in accruing impaired loans, there were loans totaling approximately $400,000 for which there was no related allowance.

  As indicated in the table, $34.8 million of the $48.3 million of total nonaccrual loans at December 31, 1998, were considered impaired. The balance of nonaccrual loans consisted of residential mortgages and consumer installment loans, primarily direct and indirect automobile loans.

Noninterest Income

  Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, profits and commissions earned through securities and insurance sales, and trading activities. In addition, gains and losses realized from the sale of investment portfolio securities are included in noninterest income. Noninterest income totaled $222.5 million in 1998, an increase of 15 percent from the prior year, and $192.7 million in 1997, an increase of 13 percent from that reported in 1996.

                              Noninterest Income

                                   Year Ended December 31     Percent Change
                                 -------------------------- -------------------
                                   1998     1997     1996   1998/1997 1997/1996
                                 -------- -------- -------- --------- ---------
                                       (in Thousands)
Service charges on deposit
 accounts......................  $ 87,819 $ 76,914 $ 69,049    14.2%     11.4%
Trust fees.....................    16,769   16,062   17,342     4.4      (7.4)
Credit card service charges and
 fees..........................    14,583   13,414   11,424     8.7      17.4
Trading account profits and
 commissions...................    14,685   14,388   13,767     2.1       4.5
Retail investment sales
 income........................    19,130   16,569   12,814    15.5      29.3
Investment securities gains,
 net...........................     4,255    8,330    9,811   (48.9)    (15.1)
Other..........................    65,259   47,047   35,889    38.7      31.1
                                 -------- -------- --------
 Total noninterest income......  $222,500 $192,724 $170,096    15.5      13.3
                                 ======== ======== ========

  Fee income from service charges on deposit accounts increased 14 percent in 1998 following an 11 percent increase in 1997. Continued emphasis on low cost checking account services, appropriate pricing for transaction deposit accounts and fee collection practices for other deposit services contributed to the increased levels of income for both years. Increases during 1998 and 1997 were further influenced by the increase in both the number of accounts and balances outstanding in transaction deposit accounts. Trust fees increased four percent in 1998 after declining seven percent in 1997 due to the sale of the Company's corporate trust division in 1997.

  Trading account profits and commissions increased to $14.7 million in 1998, relatively unchanged from $14.4 million for 1997. For 1998, trading account profits related specifically to derivative securities were approximately $1.4 million, consisting entirely of profits related to collateralized mortgage obligations held in the trading account. It should be noted that changes in the trading account profits and commissions in future years cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will continue at their current levels. For a discussion of interest rate contracts held in the trading account and the composition of the trading account at December 31, 1998, see Note 7, Off-Balance Sheet Instruments, in the "Notes to Consolidated Financial Statements."

  Retail investment sales income, comprised primarily of mutual fund and annuity sales income, increased 15 percent in 1998 and 29 percent in 1997 reflecting management's continued efforts to increase sales in this area. Credit card service charge and fee income increased 9 percent in 1998 after increasing 17 percent in 1997. An increase in interchange income accounted for the increase in 1998 while the increase in 1997 was due to an increase in merchants' discounts.

  Other noninterest income increased 39 percent in 1998 and 31 percent in 1997. One significant component of the increase in other noninterest income in 1998 was a $4.3 million gain realized on the securitization and sale of approximately $400 million in indirect automobile loans in June 1998. Additionally, other noninterest income increased due to a $3.5 million increase in mortgage banking income resulting from increased mortgage originations and servicing-released sales and a $5.2 million increase in income earned on tax-advantaged assets.

Noninterest Expense

  Noninterest expense totaled $491.0 million in 1998, an increase of 10 percent from the prior year, and $444.7 million in 1997, an increase of 10 percent from that reported in 1996.

                              Noninterest Expense

                                  Year Ended December 31     Percent Change
                                -------------------------- -------------------
                                  1998     1997     1996   1998/1997 1997/1996
                                -------- -------- -------- --------- ---------
                                      (in Thousands)
Salaries....................... $212,013 $198,916 $172,857    6.6%      15.1%
Commissions....................    4,579    4,256    4,151    7.6        2.5
Other personnel expense........   33,186   29,525   30,551   12.4       (3.4)
Net occupancy expense..........   35,622   34,777   30,960    2.4       12.3
Equipment expense..............   38,175   33,193   27,367   15.0       21.3
Professional services..........   36,219   34,078   27,323    6.3       24.7
Marketing......................   12,668   10,282   10,543   23.2       (2.5)
Amortization of intangibles....   10,813   11,105    8,985   (2.6)      23.6
FDIC insurance.................    1,837    1,632   10,823   12.6      (84.9)
Other..........................   84,167   81,349   75,908    3.5        7.2
                                -------- -------- --------
Total noninterest expense
 before merger and integration
 expenses......................  469,279  439,113  399,468    6.9        9.9
Merger and integration
 expenses......................   21,738    5,631    3,136      *       79.6
                                -------- -------- --------
 Total noninterest expense..... $491,017 $444,744 $402,604   10.4       10.5
                                ======== ======== ========

--------
*Not meaningful.

  Salaries expense increased 7 percent and 15 percent, respectively, for 1998 and 1997 while other personnel expense increased 12 percent in 1998 following a decrease of 3 percent in 1997. The increase in salaries in 1998 was the result of regular merit increases and increased incentive expense. The increase in 1997 was due to purchase business combinations completed in 1996 as well as regular merit increases. The increase in other personnel expense in 1998 was due to increased pension plan expense and employee group insurance expense.

  Net occupancy expense increased by 2 percent in 1998 following a 12 percent increase in 1997. The increase in 1997 was due principally to purchase business combinations completed during 1996, opening of new branches and normal renovation of existing properties. Equipment expense increased 15 percent in 1998 and 21 percent in 1997. The increase in equipment expense during 1998 and 1997 reflected the Company's completion of a program started in 1996 to replace a majority of its core application systems with new technology necessary to address the Company's Year 2000 readiness and to support increased business growth.

  Professional services expense increased six percent in 1998 due to increased consulting expenses associated with the Company's internal service quality initiatives while the increase in 1997 was the result of expenses associated with the previously mentioned systems conversions.

  During 1998, marketing expenses increased 23 percent to $12.7 million as a result of increased advertising expenses incurred in connection with the Company's new branding campaign. Amortization of intangibles increased 24 percent in 1997 as a result of purchase business combinations completed throughout 1996.

  Merger and integration expenses increased by $16.1 million in 1998 primarily due to expenses of $12.6 million recorded in connection with the Company's acquisition of Arizona Bank in the fourth quarter of 1998. The expenses for 1998, of which approximately $3.3 million were accrued and unpaid at year end, included compensation expenses of $6.6 million, professional services and brokers' fees of $6.0 million, data processing systems conversion costs of $4.8 million, and other expenses of $4.3 million.

Income Taxes

  Income tax expense increased $3.0 million, or 3 percent, to $91.5 million for the year ended December 31, 1998. The effective tax rate as a percentage of pretax income was 33.6 percent in 1998, 34.8 percent in 1997 and 36.1 percent in 1996. The statutory federal rate was 35 percent during 1998, 1997 and 1996. The decrease in the effective tax rate for 1998 and 1997 was primarily attributable to the Company's increased investment in tax-advantaged assets. For further information concerning the provision for income taxes, refer to Note 13, Income Taxes, of the "Notes to Consolidated Financial Statements."

Year 2000 Issues

  The Company initiated a program in 1997 to review all of the computer systems of the Company and its subsidiaries in order to determine whether the systems were Year 2000 compliant. This study not only involved identifying any required modifications or replacements of certain hardware and software maintained by the Company, but also receiving assurance from vendors that the appropriate actions have been taken or are being taken by them to remedy their Year 2000 issues for computer systems that the vendors are responsible for maintaining and that are relied upon by the Company.

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

  As of December 31, 1998, the Company has identified its information technology ("IT") and non-IT systems and has completed the assessment phase of each system's Year 2000 readiness. IT systems within the Company include mainframe computer applications, including loan and deposit systems, while non-IT systems typically include embedded technology, for example, microcontrollers in elevators. In connection with the identification process, each system was classified as to its importance within the Company with systems categorized in one of four categories: mission critical, medium priority, low priority or immaterial. Mission critical systems are those identified as vital to a core business activity of the Company.

  For each IT and non-IT system that was assessed as Year 2000 compliant, testing was performed to confirm compliance while for each system that was not found to be Year 2000 compliant, a three-step plan involving renovation, validation and implementation was developed to bring the system into compliance. Renovation is comprised of modifying or replacing hardware and software in order to make the system compliant (the "Renovation Phase"). Validation involves testing the system to determine compliance after modification (the "Validation Phase"). Implementation entails bringing the compliant system into production (the "Implementation Phase"). As of December 31, 1998, 1 percent of the Company's mission critical systems were in the Renovation Phase, 11 percent were in the Validation Phase, and 88 percent were in the Implementation Phase. With regard to all mission critical systems, the Company's plan called for the substantial completion of the Renovation Phase for all systems and the Validation Phase for in-house systems by December 31, 1998. The Company's plan also outlines the substantial completion of the Validation Phase for vendor supported systems by March 31, 1999, and the substantial completion of the Implementation Phase by June 30, 1999.

  In addition, the Company is also taking appropriate actions to receive assurance that its customers, principally commercial lending customers, are taking necessary steps to address their Year 2000 issues since noncompliance could adversely effect their ability to repay borrowings to the Company. As of December 31, 1998, the Company has evaluated the readiness of a majority of its commercial lending customers as well as a substantial majority of its financial instrument issuers, broker/dealer counterparties, and federal funds counterparties. Based on these assessments, management currently believes that there is a low risk of a material detrimental impact on the Company's results of operations and financial position because of third party business disruptions or failures related to Year 2000 events. The Company's assessment of these parties will be ongoing throughout 1999 in order to identify any changes in third party readiness that could negatively impact the Company.

  During 1997 and 1998, the Company paid $21.7 million related to Year 2000 compliance and anticipates additional payments of approximately $3.2 million. A substantial portion of these costs have been or will be capitalized in the installation of software and hardware and will be amortized over the life of the related assets. There has been no material increase in IT salaries expense due to Year 2000 compliance activities as many of the system renovations have coincided with previously planned system replacements or enhancements, the costs of which have been included in the costs disclosed above. The deferral of certain other IT projects in order to assure Year 2000 readiness has not had, and is not expected to have, a material impact on the Company's financial condition and results of operations.

  While a failure to achieve Year 2000 compliance with regard to IT and non-IT systems could have an adverse impact on the Company's results of operations and financial condition due to inability to perform normal lending, investing and deposit gathering functions, the Company believes that its Year 2000 readiness will be essentially completed by the target date of June 30, 1999, and that any impact of failure to achieve Year 2000 compliance with any of the Company's systems will be immaterial.

  The Company's contingency plans have concentrated on potential funding needs that may arise if there are disruptions in the Company's normal sources of funds as a result of Year 2000 events, including increased withdrawals by depositors and the inability of corporate customers to maintain their usual levels of deposits because of disruptions in their business caused by Year 2000-related computer problems. The plan also addresses the possibility that some of the Company's federal funds counterparties may be unable to sell federal funds to the Company and that some of its downstream federal funds counterparties may increase borrowing over normal levels. However, the Company's plan does not address funding requirements arising from the systemic failure of the financial system in the United States or globally. The Company's plan also addresses other potential failures by third parties to fully remedy their systems. This plan will be continually updated as more information becomes available on the Year 2000 status of the Company's funds providers and as funding sources are evaluated and procedures to access those sources are put in place.

Other Accounting Issues

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). FAS133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS133 will significantly change the accounting treatment of derivative instruments and, depending upon the underlying risk management strategy, these accounting changes could affect future earnings, assets, liabilities, and shareholders' equity. As a result, the Company may reconsider its risk management strategies since the new standard would not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is presently evaluating the impact of FAS133 on its computer systems and accounting policies and is also closely monitoring the deliberations of the FASB's derivative implementation task force. The Company will be required to adopt FAS133 on January 1, 2000. Presently, the Company has not yet quantified the impact that the adoption will have on the consolidated financial statements of the Company.

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

  Various information shown elsewhere in this Annual Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the compositions of the loan and securities portfolios, the data on the interest sensitivity of loans and deposits, and the information related to off-balance sheet hedging activities discussed in Note 7, Off-Balance Sheet Instruments, of the "Notes to Consolidated Financial Statements" should be considered.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

Compass Bancshares, Inc. and Subsidiaries
Financial Statements

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................   40

Consolidated Balance Sheets as of December 31, 1998 and 1997.............   41

Consolidated Statements of Income for the years ended December 31, 1998,
 1997 and 1996...........................................................   42

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1998, 1997 and 1996........................................   43

Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1997 and 1996.....................................................   44

Notes to Consolidated Financial Statements -- December 31, 1998, 1997 and
 1996....................................................................   45

Quarterly Results (Unaudited)............................................   74

                         Independent Auditors' Report

The Shareholders and Board of Directors
Compass Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Compass Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Birmingham, Alabama
January 19, 1999

                   Compass Bancshares, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                           December 31
                                                     ------------------------
                                                        1998         1997
                                                     -----------  -----------
                                                         (in Thousands)
Assets
Cash and due from banks............................. $   831,614  $   793,922
Investment securities (fair value of $1,923,938 and
 $1,119,462 for 1998 and 1997, respectively)........   1,896,039    1,100,459
Investment securities available for sale............   3,645,761    2,527,794
Trading account securities..........................     127,671      112,460
Federal funds sold and securities purchased
 under agreements to resell.........................      27,786      154,632
Loans...............................................  10,103,159    9,569,753
Less: Unearned income...............................      (1,874)      (6,040)
  Allowance for loan losses.........................    (136,677)    (135,225)
                                                     -----------  -----------
    Net loans.......................................   9,964,608    9,428,488
Premises and equipment, net.........................     353,009      330,182
Other assets........................................     442,420      452,811
                                                     -----------  -----------
    Total assets.................................... $17,288,908  $14,900,748
                                                     ===========  ===========

Liabilities and Shareholders' Equity
Deposits:
  Noninterest bearing............................... $ 2,551,958  $ 2,300,451
  Interest bearing..................................   9,461,488    8,606,711
                                                     -----------  -----------
    Total deposits..................................  12,013,446   10,907,162
Federal funds purchased and securities sold under
 agreements to repurchase...........................   1,736,066    1,171,666
Other short-term borrowings.........................     159,404      183,553
Accrued expenses and other liabilities..............     137,871      140,095
FHLB and other borrowings...........................   1,945,980    1,330,253
Guaranteed preferred beneficial interests in
 Company's junior
 subordinated deferrable interest debentures
 (Note 6)...........................................     100,000      100,000
                                                     -----------  -----------
    Total liabilities...............................  16,092,767   13,832,729
Shareholders' equity:
  Preferred stock...................................      28,750       31,750
  Common stock of $2 par value:
    Authorized -- 200,000,000 shares;
     Issued -- 75,567,333 shares in 1998 and
     73,757,289 shares in 1997......................     151,135      147,514
  Surplus...........................................     126,813      111,731
  Loans to finance stock purchases..................      (2,941)      (5,224)
  Unearned restricted stock.........................      (3,472)      (2,775)
  Accumulated other comprehensive income............      10,555          977
  Retained earnings.................................     885,301      784,046
                                                     -----------  -----------
    Total shareholders' equity......................   1,196,141    1,068,019
                                                     -----------  -----------
    Total liabilities and shareholders' equity...... $17,288,908  $14,900,748
                                                     ===========  ===========

          See accompanying notes to consolidated financial statements.

                   Compass Bancshares, Inc. and Subsidiaries
                       Consolidated Statements of Income

                                                     Year Ended December 31
                                                 ------------------------------
                                                    1998       1997      1996
                                                 ---------- ---------- --------
                                                 (in Thousands Except Per Share
                                                             Data)
Interest income:
  Interest and fees on loans.................... $  843,782 $  806,319 $714,575
  Interest on investment securities.............     95,315     86,039   70,583
  Interest on investment securities available
   for sale.....................................    184,695    148,091  155,934
  Interest on trading account securities........      5,854      7,221    6,672
  Interest on federal funds sold and securities
   purchased under agreements to resell.........      4,898      8,518   11,748
                                                 ---------- ---------- --------
    Total interest income.......................  1,134,544  1,056,188  959,512
Interest expense:
  Interest on deposits..........................    396,707    390,515  380,635
  Interest on federal funds purchased and
   securities sold under agreements to
   repurchase...................................     62,161     48,713   36,331
  Interest on other short-term borrowings.......      9,113     11,944    9,851
  Interest on FHLB and other borrowings.........     78,946     57,445   45,129
  Interest on guaranteed preferred beneficial
   interests in Company's junior subordinated
   deferrable interest debentures...............      8,230      7,796      --
                                                 ---------- ---------- --------
    Total interest expense......................    555,157    516,413  471,946
                                                 ---------- ---------- --------
    Net interest income.........................    579,387    539,775  487,566
Provision for loan losses.......................     38,445     32,935   25,987
                                                 ---------- ---------- --------
    Net interest income after provision for loan
     losses.....................................    540,942    506,840  461,579
Noninterest income:
  Service charges on deposit accounts...........     87,819     76,914   69,049
  Trust fees....................................     16,769     16,062   17,342
  Credit card service charges and fees..........     14,583     13,414   11,424
  Trading account profits and commissions.......     14,685     14,388   13,767
  Retail investment sales income................     19,130     16,569   12,814
  Investment securities gains, net..............      4,255      8,330    9,811
  Other.........................................     65,259     47,047   35,889
                                                 ---------- ---------- --------
    Total noninterest income....................    222,500    192,724  170,096
Noninterest expense:
  Salaries, benefits and commissions............    249,778    232,697  207,559
  Net occupancy expense.........................     35,622     34,777   30,960
  Equipment expense.............................     38,175     33,193   27,367
  Professional services.........................     36,219     34,078   27,323
  Merger and integration........................     21,738      5,631    3,136
  Other.........................................    109,485    104,368  106,259
                                                 ---------- ---------- --------
    Total noninterest expense...................    491,017    444,744  402,604
                                                 ---------- ---------- --------
    Net income before income tax expense........    272,425    254,820  229,071
Income tax expense..............................     91,545     88,578   82,737
                                                 ---------- ---------- --------
    Net income.................................. $  180,880 $  166,242 $146,334
                                                 ========== ========== ========
Basic earnings per share........................ $     2.40 $     2.22 $   1.98
Basic weighted average shares outstanding.......     74,197     73,442   72,605
Diluted earnings per share...................... $     2.35 $     2.17 $   1.94
Diluted weighted average shares outstanding.....     75,830     75,392   74,233

          See accompanying notes to consolidated financial statements.

                   Compass Bancshares, Inc. and Subsidiaries
                Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 1998, 1997 and 1996

                                                                   Accumulated
                                                                      Other                  Total
                          Preferred  Common             Retained  Comprehensive          Shareholders' Comprehensive
                            Stock    Stock    Surplus   Earnings     Income      Other      Equity        Income
                          --------- --------  --------  --------  ------------- -------  ------------- -------------
                                                              (in Thousands)
Balance, December 31,
 1995...................   $31,750  $ 97,406  $ 89,322  $648,236     $12,741    $(5,915)  $  873,540
Net income -- 1996......       --        --        --    146,334         --         --       146,334     $ 146,334
Change in unrealized
 gain (loss) on
 securities available
 for sale...............       --        --        --        --      (15,944)       --       (15,944)      (15,944)
                                                                                                         ---------
Comprehensive income....                                                                                 $ 130,390
                                                                                                         =========
Common dividends
 declared ($.853 per
 share).................       --        --        --    (50,454)        --         --       (50,454)
Preferred dividends
 declared...............       --        --        --     (2,923)        --         --        (2,923)
Pre-merger transactions
 of pooled entities.....       --        --      6,629    (5,194)        --         --         1,435
Exercise of stock
 options................       --        447     4,028      (137)        --         --         4,338
Issuance of restricted
 stock..................       --        --        --        --          --      (1,296)      (1,296)
Loans to finance stock
 purchases, net of
 repayments.............       --        --        --        --          --        (375)        (375)
Amortization of
 restricted stock.......       --        --        --        --          --         216          216
Treasury shares
 purchased..............       --        --        --        --          --     (46,769)     (46,769)
Treasury shares issued
 for business
 combinations...........       --        (48)   (2,310)      --          --      46,769       44,411
Cash paid for fractional
 shares in business
 combinations...........       --        --         (4)      --          --         --            (4)
                           -------  --------  --------  --------     -------    -------   ----------
Balance, December 31,
 1996...................    31,750    97,805    97,665   735,862      (3,203)    (7,370)     952,509
Net income -- 1997......       --        --        --    166,242         --         --       166,242     $ 166,242
Change in unrealized
 gain (loss) on
 securities available
 for sale...............       --        --        --        --        4,180        --         4,180         4,180
                                                                                                         ---------
Comprehensive income....                                                                                 $ 170,422
                                                                                                         =========
Common dividends
 declared ($.947 per
 share).................       --        --        --    (61,558)        --         --       (61,558)
Preferred dividends
 declared...............       --        --        --     (3,067)        --         --        (3,067)
Stock split.............       --     48,994       --    (49,034)        --         --           (40)
Pre-merger transactions
 of pooled entities.....       --         44     6,282    (3,456)        --         --         2,870
Exercise of stock
 options................       --        545     5,670      (943)        --         --         5,272
Issuance of restricted
 stock..................       --        126     2,580       --          --      (2,706)         --
Repayment of loans to
 finance stock
 purchases, net of
 advances...............       --        --        --        --          --       1,066        1,066
Amortization of
 restricted stock.......       --        --        --        --          --       1,011        1,011
Settlement of repurchase
 liability associated
 with treasury stock
 transaction............       --        --       (450)      --          --         --          (450)
Cash paid for fractional
 shares in business
 combinations...........       --        --        (16)      --          --         --           (16)
                           -------  --------  --------  --------     -------    -------   ----------
Balance, December 31,
 1997...................    31,750   147,514   111,731   784,046         977     (7,999)   1,068,019
Net income -- 1998......       --        --        --    180,880         --         --       180,880     $ 180,880
Change in unrealized
 gain (loss) on
 securities available
 for sale...............       --        --        --        --        9,578        --         9,578         9,578
                                                                                                         ---------
Comprehensive income....                                                                                 $ 190,458
                                                                                                         =========
Common dividends
 declared ($1.05 per
 share).................       --        --        --    (75,238)        --         --       (75,238)
Preferred dividends
 declared...............       --        --        --     (2,996)        --         --        (2,996)
Pre-merger transactions
 of pooled entities.....       --        (29)    2,587       --          --         --         2,558
Exercise of stock
 options................       --        787     9,750    (1,379)        --         --         9,158
Issuance of restricted
 stock..................       --        142     2,980       --          --      (3,122)         --
Cancellation of
 restricted stock.......       --        (32)     (459)      --          --         387         (104)
Issuance of common stock
 for acquisition
 accounted for as
 pooling-of-interests...       --        500      (501)      (12)        --         --           (13)
Repayment of loans to
 finance stock
 purchases, net of
 advances...............       --        --        --        --          --       2,283        2,283
Amortization of
 restricted stock.......       --        --        --        --          --       2,038        2,038
Conversion of preferred
 stock..................    (3,000)    2,253       747       --          --         --           --
Cash paid for fractional
 shares in business
 combinations...........       --        --        (22)      --          --         --           (22)
                           -------  --------  --------  --------     -------    -------   ----------
Balance, December 31,
 1998...................   $28,750  $151,135  $126,813  $885,301     $10,555    $(6,413)  $1,196,141
                           =======  ========  ========  ========     =======    =======   ==========

          See accompanying notes to consolidated financial statements.

                   Compass Bancshares, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                               Year Ended December 31
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
                                                   (in Thousands)
Operating Activities:
 Net income............................. $   180,880  $   166,242  $   146,334
 Adjustments to reconcile net income to
  cash provided by operations:
  Depreciation and amortization.........      50,110       45,497       40,143
  Accretion of discount and loan fees...     (16,261)     (13,233)     (13,260)
  Provision for loan losses.............      38,445       32,935       25,987
  Net change in trading account
   securities...........................     (15,211)     (16,110)      10,539
  Net change in mortgage loans held for
   sale.................................     (32,439)      (1,642)      (4,095)
  Deferred tax expense..................       4,548        2,082        2,706
  Gain on sale of securitized loans.....      (4,264)         --           --
  Gain on sale of investment
   securities...........................      (4,255)      (8,330)      (9,811)
  (Gain) loss on sale of premises and
   equipment............................       1,482         (431)         222
  Gain on sale of other real estate
   owned................................        (764)        (252)        (110)
  Provision for losses on other real
   estate owned, net of recoveries......         --           437          329
  Gain on sale of branches..............         --           --        (2,515)
  Increase in other assets..............     (12,426)    (176,165)      (8,179)
  Increase (decrease) in other
   liabilities..........................      (8,450)      54,110       12,475
                                         -----------  -----------  -----------
   Net cash provided by operating
    activities..........................     181,395       85,140      200,765
Investing Activities:
 Proceeds from maturities/calls of
  investment securities.................     656,591      378,902      282,624
 Purchases of investment securities.....  (1,450,044)    (145,884)    (393,709)
 Proceeds from sales of investment
  securities available for sale.........     716,182      995,058      842,272
 Proceeds from maturities/calls of
  investment securities available for
  sale..................................   1,099,034      551,867      541,200
 Purchases of investment securities
  available for sale....................  (2,393,344)  (1,871,754)  (1,383,561)
 Net decrease in federal funds sold and
  securities purchased under agreements
  to resell.............................     126,846       56,656      250,095
 Net increase in loan portfolio.........  (1,407,040)    (933,257)    (607,168)
 Net cash received (paid) in
  acquisitions of banks.................         --        22,216      (87,772)
 Sale of securitized loans..............     359,680          --           --
 Sale of branches.......................         --           --       (47,273)
 Purchases of premises and equipment....     (54,033)     (65,758)     (38,582)
 Proceeds from sales of other real
  estate owned..........................       7,677        8,760        8,574
                                         -----------  -----------  -----------
   Net cash used by investing
    activities..........................  (2,338,451)  (1,003,194)    (633,300)
Financing Activities:
 Net increase in demand deposits, NOW
  accounts and savings accounts.........     959,468      213,252      737,501
 Net increase (decrease) in time
  deposits..............................     146,816     (264,557)      (8,256)
 Net increase (decrease) in federal
  funds purchased and securities sold
  under agreements to repurchase........     564,400      359,199     (265,609)
 Net increase (decrease) in short-term
  borrowings............................     (24,149)     (20,060)      45,184
 Proceeds from FHLB advances and other
  borrowings............................     829,004      963,300      179,326
 Repayment of FHLB advances and other
  borrowings............................    (213,369)    (375,086)     (68,787)
 Issuance of guaranteed preferred
  beneficial interests in Company's
  junior subordinated deferrable
  interest debentures...................         --       100,000          --
 Cash paid in lieu of fractional
  shares................................         (22)         (56)          (4)
 Purchase of treasury shares............         --           --       (45,342)
 Common and preferred dividends paid....     (78,234)     (64,625)     (53,377)
 Pre-merger transactions of pooled
  entities..............................       2,558        6,353         (330)
 Repayment of loans to finance stock
  purchases.............................       5,121        2,598        2,564
 Proceeds from exercise of stock
  options...............................       3,155        2,247          571
                                         -----------  -----------  -----------
   Net cash provided by financing
    activities..........................   2,194,748      922,565      523,441
                                         -----------  -----------  -----------
Net increase (decrease) in cash and due
 from banks.............................      37,692        4,511       90,906
Cash and due from banks at beginning of
 the year...............................     793,922      789,411      698,505
                                         -----------  -----------  -----------
Cash and due from banks at end of the
 year................................... $   831,614  $   793,922  $   789,411
                                         ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                   Compass Bancshares, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                       December 31, 1998, 1997 and 1996

(1) Summary of Significant Accounting Policies

  The accounting principles followed by Compass Bancshares, Inc. and its subsidiaries (the "Company") and the methods of applying these principles conform with generally accepted accounting principles and with general practices within the banking industry. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

  Prior years' financial statements have been restated to reflect business combinations consummated during 1998 accounted for using the pooling-of-interests method of accounting. Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition.

Basis of Presentation

  The consolidated financial statements include the accounts of Compass Bancshares, Inc. and its subsidiaries, Compass Bank, the Company's lead bank subsidiary headquartered in Birmingham, Alabama, ("Compass Bank"), Arizona Bank, and Central Bank of the South, (collectively, the "Subsidiary Banks"), Compass Land Holding Corporation and Compass Underwriters, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Nature of Operations

  The Company operates 279 branches in Alabama, Texas, Florida and Arizona. The Company's branches in Alabama are located throughout the state while its Florida branches are concentrated in the Jacksonville and Gainesville areas and in the Florida panhandle. In Texas the Company's branches are primarily located in the state's four largest metropolitan areas of Houston, Dallas, San Antonio and Austin. The Company's Arizona operations are primarily located in the Tucson area.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period, the most significant of which relates to the allowance for loan losses. Actual results could differ from those estimates.

Securities

  Securities are held in three portfolios: (i) trading account securities,
(ii) investment securities, and (iii) investment securities available for sale. Trading account securities are stated at fair value. Investment securities are held to maturity and are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities, management has the intent and ability to hold such securities until maturity. Investment securities available for sale are classified as such due to the fact that management may decide to sell certain securities prior to maturity for liquidity, tax planning, or other valid business purposes. Increases and decreases in the net unrealized gain (loss) on the portfolio of securities available for sale are reflected as adjustments to the carrying value of the portfolio and, for the tax-effected amounts, as adjustments to accumulated other comprehensive income, a separate component of shareholders' equity.

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

  Interest earned on investment securities, investment securities available for sale and trading account securities is included in interest income. Net gains and losses on the sale of investment securities available for sale, computed principally on the specific identification method, are shown separately in noninterest income in the "Consolidated Statements of Income."

Loans

  All loans are stated at principal outstanding. Interest income on loans is recognized primarily on the level yield method. Loan fees, net of direct costs, are reflected as an adjustment to the yield of the related loan over the term of the loan. The Company does not have a concentration of loans to any one industry.

  It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. Credit cards and the related accrued interest is charged off when the receivable is more than 150 days past due. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

  Generally, the Company evaluates loans for impairment when a portion of a loan is internally risk rated as substandard or doubtful. All nonaccrual loans not meeting the definition of smaller balance homogeneous loans are considered impaired. Smaller balance homogeneous loans include residential mortgages, credit card receivables, and consumer installment loans, primarily direct and indirect automobile loans. The Company generally measures impairment based upon the present value of the loan's expected future cash flows, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value of the collateral. In addition, in certain rare circumstances, impairment may be based on the loan's observable fair value. Impairment with regard to substantially all of the Company's impaired loans has been measured based on the fair value of the underlying collateral. The Company's policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy.

Allowance for Loan Losses

  The amount of the provision for loan losses charged to income is determined on the basis of several factors including actual loss experience, current and expected economic conditions, and periodic examinations and appraisals of the loan portfolio. Such provisions, less net loan charge-offs, comprise the allowance for loan losses which is deducted from loans and is available for future loan charge-offs.

  The Company generally follows the policy of charging off loans determined to be uncollectible by management, the Company's loan examination division or federal and state supervisory authorities. Subsequent recoveries are credited to the allowance for loan losses.

Merger and Integration Expenses

  Merger and integration expenses, as presented in the "Consolidated Statements of Income," represent costs associated with business combinations completed by the Company and costs associated with maintaining the

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

Company's mergers and acquisition department. These costs primarily include compensation expense incurred, data processing systems conversion costs, professional fees and brokers' fees.

Intangibles

  Intangibles are included in other assets in the "Consolidated Balance Sheets." The amortization periods for these assets are dependent upon the type of intangible. Goodwill is amortized over a period not greater than 20 years; core deposit and other identifiable intangibles are amortized over a period based on the life of the intangible which generally varies from 10 to 25 years. Goodwill is amortized using the straight-line method and other identifiable intangibles are amortized using accelerated methods as appropriate. The Company periodically reviews its intangible assets for impairment. Intangible assets totaled $112.1 million and $122.8 million at December 31, 1998 and 1997, respectively.

Income Taxes

  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to be in effect when the differences are anticipated to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the change.

Derivative Financial Instruments

  As part of the Company's overall interest rate risk management, the Company uses interest rate swaps, caps and floors. For interest rate swaps, caps and floors that are designated as synthetic alterations of existing assets or liabilities and that meet the Company's tolerance for interest rate risk, changes in the fair value are not reflected in the financial statements until realized. Gains or losses on terminated swaps, caps and floors are deferred and amortized as an adjustment of net interest income over the remaining life of the original contract.

  Interest income or expense related to interest rate swaps, caps and floors is recorded over the life of the agreement as an adjustment to net interest income. Changes in the fair value of options used in the securities trading portfolio, as well as changes in fair value of short-sale transactions, are recognized currently by the mark-to-market method of accounting and are recorded in the noninterest income section of the "Consolidated Statements of Income" as trading account profits and commissions.

Securitization and Sales of Receivables

  When the Company sells receivables in securitizations, it retains interest-only strips, one or more subordinated tranches, servicing rights, and in some cases a cash reserve account, all of which are retained interests in the securitized assets. Gain or loss on sale of the receivables depends in part on the previous carrying amount of retained interests, allocated in proportion to their fair value. Subsequent to the sales, certain retained interests are carried at fair value as investment securities available for sale. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company generally estimates fair value based on the present value of future cash flows expected under management's best estimates of the key assumptions -- credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). FAS133 establishes

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt FAS133 on January 1, 2000. Presently, the Company has not yet quantified the impact that the adoption of FAS133 will have on the consolidated financial statements of the Company.

(2) Investment Securities and Investment Securities Available for Sale

  The following table presents the adjusted cost and approximate fair value of investment securities and investment securities available for sale at December 31, 1998 and 1997.

                                             1998                  1997
                                     --------------------- ---------------------
                                      Carrying     Fair     Carrying     Fair
                                       Amount     Value      Amount     Value
                                     ---------- ---------- ---------- ----------
                                                   (in Thousands)
Investment securities:
 Debt securities:
  U.S. Treasury and other U.S.
   Government agencies and
   corporations....................  $   12,987 $   13,053 $   77,396 $   77,584
  Mortgage-backed pass-through
   securities......................     188,850    192,540    266,781    272,201
  CMOs and other mortgage
   derivative products.............   1,608,493  1,628,233    630,294    639,363
  States and political
   subdivisions....................      79,909     84,303     97,529    101,910
  Corporate........................       4,970      4,979     27,604     27,550
  Foreign..........................         830        830        855        854
                                     ---------- ---------- ---------- ----------
    Total..........................  $1,896,039 $1,923,938 $1,100,459 $1,119,462
                                     ========== ========== ========== ==========

                                             1998                  1997
                                     --------------------- ---------------------
                                        Fair    Amortized     Fair    Amortized
                                       Value       Cost      Value       Cost
                                     ---------- ---------- ---------- ----------
                                                   (in Thousands)
Investment securities available for
 sale:
 Debt securities:
  U.S. Treasury and other U.S.
   Government agencies and
   corporations....................  $  247,359 $  245,034 $  339,581 $  338,281
  Mortgage-backed pass-through
   securities......................     280,118    279,195    165,990    166,107
  CMOs and other mortgage
   derivative products.............   2,857,500  2,843,096  1,803,433  1,802,249
  States and political
   subdivisions....................      38,921     38,082     27,642     27,173
  Corporate........................     113,831    113,073     90,389     90,329
  Other............................      16,537     18,346      1,301      1,301
 Equity securities.................      91,495     91,707     99,458     99,535
                                     ---------- ---------- ---------- ----------
    Total..........................  $3,645,761 $3,628,533 $2,527,794 $2,524,975
                                     ========== ========== ========== ==========

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

  Securities with principal amounts of approximately $2.8 billion and $1.2 billion at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law. The following table details unrealized gains and losses on investment securities and investment securities available for sale as of December 31, 1998 and 1997.

                                             1998                  1997
                                     --------------------- ---------------------
                                     Unrealized Unrealized Unrealized Unrealized
                                       Gains      Losses     Gains      Losses
                                     ---------- ---------- ---------- ----------
                                                   (in Thousands)
Investment securities:
 Debt securities:
  U.S. Treasury and other U.S.
   Government agencies and
   corporations....................   $    69     $    3    $   240     $   52
  Mortgage-backed pass-through
   securities......................     3,769         79      5,586        166
  CMOs and other mortgage
   derivative products.............    21,451      1,711     10,093      1,024
  States and political
   subdivisions....................     4,395          1      4,387          6
  Corporate........................         9        --          58        112
  Foreign..........................       --         --         --           1
                                      -------     ------    -------     ------
    Total..........................   $29,693     $1,794    $20,364     $1,361
                                      =======     ======    =======     ======
Investment securities available for
 sale:
 Debt securities:
  U.S. Treasury and other U.S.
   Government agencies and
   corporations....................   $ 2,847     $  522    $ 1,376     $   76
  Mortgage-backed pass-through
   securities......................     1,197        274         82        199
  CMOs and other mortgage
   derivative products.............    17,134      2,730      4,319      3,135
  States and political
   subdivisions....................       897         58        472          3
  Corporate........................       758        --          93         33
  Other............................       --       1,809        --         --
 Equity securities.................       --         212        --          77
                                      -------     ------    -------     ------
    Total..........................   $22,833     $5,605    $ 6,342     $3,523
                                      =======     ======    =======     ======

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

  The maturity of the securities portfolio is presented in the following tables.

                                                                  1998
                                                          ---------------------
                                                           Carrying     Fair
                                                            Amount     Value
                                                          ---------- ----------
                                                             (in Thousands)
Investment securities:
 Maturing within one year................................ $   14,248 $   14,305
 Maturing after one but within five years................     38,047     39,026
 Maturing after five but within ten years................     40,819     44,023
 Maturing after ten years................................      5,582      5,811
                                                          ---------- ----------
                                                              98,696    103,165
 Mortgage-backed pass-through securities and CMOs........  1,797,343  1,820,773
                                                          ---------- ----------
    Total................................................ $1,896,039 $1,923,938
                                                          ========== ==========

                                                             Fair    Amortized
                                                            Value       Cost
                                                          ---------- ----------
                                                             (in Thousands)
Investment securities available for sale:
 Maturing within one year................................ $   15,586 $   15,530
 Maturing after one but within five years................    328,369    327,285
 Maturing after five but within ten years................     91,296     90,501
 Maturing after ten years................................     72,892     72,926
                                                          ---------- ----------
                                                             508,143    506,242
 Mortgage-backed pass-through securities and CMOs........  3,137,618  3,122,291
                                                          ---------- ----------
    Total................................................ $3,645,761 $3,628,533
                                                          ========== ==========

  Proceeds from sales of available-for-sale investment securities were $716.2 million in 1998, $995.1 million in 1997, and $842.3 million in 1996. Gross gains of $4.4 million in 1998, $9.0 million in 1997, and $10.0 million in 1996 and gross losses of $123,000 in 1998, $740,000 in 1997, and $203,000 in 1996
were realized on such sales. No securities were transferred to the trading portfolio during either 1998 or 1997.

(3) Loans and Allowance for Loan Losses

   The following presents the composition of the loan portfolio at December 31, 1998 and 1997.

                                                            1998        1997
                                                         ----------- ----------
                                                             (in Thousands)
Commercial, financial and agricultural.................. $ 3,087,861 $2,365,347
Real estate -- construction.............................   1,186,533    794,816
Real estate -- mortgage.................................   3,964,719  4,344,898
Consumer installment....................................   1,864,046  2,064,692
                                                         ----------- ----------
                                                         $10,103,159 $9,569,753
                                                         =========== ==========

  During 1998, the Company securitized approximately $400 million of its indirect automobile loan portfolio and sold certificates to investors bearing interest rates ranging from 5.659 percent to 5.9 percent, recognizing a gain of $4.3 million. The Company will continue to service the underlying automobile loans for a fee.

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

Additionally, in September 1998, the Company securitized approximately $500 million of real estate mortgages and transferred the resulting securities to its available-for-sale portfolio.

  A summary of the activity in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 follows:

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                         (in Thousands)
Balance at beginning of year.....................  $135,225  $130,753  $121,180
Add: Provision charged to income.................    38,445    32,935    25,987
  Additions due to acquisitions..................       --        --      7,173
Deduct: Allowance on loans sold..................     3,212       --        --
   Loans charged off.............................    42,852    36,401    31,120
   Loan recoveries...............................    (9,071)   (7,938)   (7,533)
                                                   --------  --------  --------
   Net charge-offs...............................    33,781    28,463    23,587
                                                   --------  --------  --------
Balance at end of year...........................  $136,677  $135,225  $130,753
                                                   ========  ========  ========

  At December 31, 1998 and 1997, the Company's recorded investment in loans considered to be impaired was $46.3 million and $23.8 million, respectively, of which $34.8 million and $9.8 million, respectively, were on nonaccrual status. Included in the $46.3 million of impaired loans at December 31, 1998, is $46.2 million of impaired loans for which the related allowance is $13.7 million and $100,000 of loans for which there is no related allowance. At December 31, 1997, $23.4 million of impaired loans had a related allowance of $3.7 million and $400,000 of loans with no related allowance. Average impaired loans during the years ended December 31, 1998 and 1997, were approximately $34.0 million and $24.5 million, respectively.

  Nonperforming assets at December 31, 1998, 1997 and 1996 are detailed in the following table.

                                                              December 31
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
                                                            (in Thousands)
Nonaccrual loans....................................... $48,250 $29,304 $21,729
Renegotiated loans.....................................     665   2,334   2,840
                                                        ------- ------- -------
 Total nonperforming loans.............................  48,915  31,638  24,569
Other real estate......................................   6,657   6,813   8,527
                                                        ------- ------- -------
 Total nonperforming assets............................ $55,572 $38,451 $33,096
                                                        ======= ======= =======

(4) Deposits

  Certificates of deposit of less than $100,000 totaled $2.6 billion at December 31, 1998, while certificates of deposit of $100,000 or more totaled $1.4 billion. At December 31, 1998, the scheduled maturities of certificates of deposit were as follows (in thousands):

      1999........................................................... $3,146,985
      2000...........................................................    481,983
      2001...........................................................    173,082
      2002...........................................................    139,586
      2003...........................................................     54,403
      Thereafter.....................................................     20,208
                                                                      ----------
       Total......................................................... $4,016,247
                                                                      ==========

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996


(5) FHLB and Other Borrowings

  The following table details the Company's FHLB advances and other long-term borrowings at December 31, 1998 and 1997, including maturities and interest rates as of December 31, 1998.

                                                             December 31
                                              Maturity  ----------------------
                                                Date       1998        1997
                                              --------- ----------  ----------
                                                           (in Thousands)
Subordinated debentures:
 7% subordinated debentures..................   2003    $   75,000  $   75,000
 8.375% subordinated debentures..............   2004        50,000      50,000
 9.375% subordinated debentures..............   2005        10,000      10,000
 Discount....................................                 (450)       (542)
                                                        ----------  ----------
  Total subordinated debentures..............              134,550     134,458
Mortgages and notes payable:
 8.875% mortgage.............................   2008         3,930       4,712
FHLB advances:
 LIBOR-based floating rate (weighted average
  rate of 5.12%)............................. 1999-2001    872,500     672,500
 Fixed rate, callable quarterly (weighted
  average rate of 4.84%)..................... 1999-2008    935,000     518,583
                                                        ----------  ----------
                                                         1,807,500   1,191,083
                                                        ----------  ----------
                                                        $1,945,980  $1,330,253
                                                        ==========  ==========

  The 9.375 percent subordinated debentures of $10 million were redeemed on January 15, 1999. The FHLB advances are secured by first mortgages and investment securities totaling $2.4 billion.

  The following table presents maturity information for the Company's FHLB and other borrowings as of December 31, 1998.

                                                            Mortgages
                                               Subordinated and Notes    FHLB
                                                Debentures   Payable   Advances
                                               ------------ --------- ----------
                                                        (in Thousands)
Maturing:
 1999.........................................   $    --     $  236   $  672,500
 2000.........................................        --        280      253,000
 2001.........................................        --        306      300,000
 2002.........................................        --        335          --
 2003.........................................     74,768       366          --
 Thereafter...................................     59,782     2,407      582,000
                                                 --------    ------   ----------
  Total.......................................   $134,550    $3,930   $1,807,500
                                                 ========    ======   ==========

(6) Capital Securities and Preferred Stock

Capital Securities

  In January 1997, the Company formed a wholly-owned Delaware statutory business trust, Compass Trust I, which issued $100 million of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures ("Capital Securities") that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of Compass Trust I are owned by the Company. The proceeds from the

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

issuance of the Capital Securities ($100 million) and common securities ($3.1 million) were used by Compass Trust I to purchase $103.1 million of junior subordinated deferrable interests debentures of the Company which carries an interest rate of 8.23 percent. The debentures represent the sole asset of Compass Trust I. The debentures and related income statement effects are eliminated in the Company's financial statements.

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

Preferred Stock

  With the acquisition of Arizona Bank, the Company issued preferred stock in exchange for two issues of Arizona Bank preferred stock. In accordance with generally accepted accounting principles, the financial statements of the Company have been restated to reflect the preferred stock as issued and outstanding for all periods in which the Arizona Bank preferred stock was issued and outstanding.

  In connection with its acquisition of Arizona Bank, all 120,000 shares of Series C Preferred Stock ("Series C") were converted into 1,126,388 shares of the Company's common stock. Dividends of $2.375 per share were paid on Series C during 1996 and 1997 with dividends of $1.78 per share paid in 1998 prior to conversion. At December 31, 1998, outstanding preferred stock consisted of 460,000 shares of Series E 10.5 percent noncumulative, nonparticipating perpetual preferred stock, $25 par value ("Series E") and 690,000 shares of Series F 9.125 percent noncumulative, nonparticipating perpetual preferred stock, $25 par value ("Series F").

  Shares of Series E may be redeemed, in whole or in part, at the option of the Company on any dividend payment date on or after November 15, 1999, at a price of $25 per share, plus dividends declared and unpaid from the dividend payment date immediately preceding the date fixed for redemption. Dividends of $2.625 per share were paid each year on Series E during 1998, 1997, and 1996. Shares of Series F may be redeemed, in whole or in part, at the option of the Company on any dividend payment date on or after February 15, 1999, at a premium. Dividends of $2.28 per share were paid on Series F in 1998 and 1997 with dividends of $2.07 per share paid in 1996.

(7) Off-Balance Sheet Instruments

  The Company is a party to derivative financial instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

derivative financial instruments, as well as the Company's commitments to extend credit and standby letters of credit, as of December 31, 1998 and 1997.

                                              1998                1997
                                       ------------------- -------------------
                                                Other Than          Other Than
                                       Trading   Trading   Trading   Trading
                                       -------- ---------- -------- ----------
                                                   (in Thousands)
Commitments to extend credit.......... $    --  $4,522,761 $    --  $3,591,520
Standby and commercial letters of
 credit...............................      --      91,382      --      76,769
Forward and futures contracts.........   73,845        --   121,925     25,000
Interest rate swap agreements.........    3,000  1,577,714   13,260  1,561,303
Floors and caps written...............  137,900        --   149,400        --
Floors and caps purchased.............  147,500        --   132,000     60,000
Other options written.................      --         --     5,000        --
Other options purchased...............      --         --    10,525        --

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

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

as trading profits and commissions. Net interest amounts received or paid on interest rate contracts in the trading account are recorded as an adjustment of interest on trading account securities.

  The following table summarizes interest rate contracts held in the trading account at December 31, 1998:

                                                                                 Weighted
                                                         Weighted      Weighted   Average
                                                      Average Rate*    Average   Repricing
                         Notional Carrying Estimated  --------------   Years to  Frequency
                          Amount  Value++  Fair Value Received Paid   Expiration   (Days)
                         -------- -------- ---------- -------- -----  ---------- ---------
                                (in Thousands)
Trading interest rate
 contracts:
 Swaps:
 Receive fixed versus:
  3-month LIBOR......... $  3,000  $  67     $  67      5.90%   5.31%    2.96        90
 Caps:
 Purchased..............   76,500     60        60       --        *     1.98        83
 Written................   60,900    (60)      (60)        *     --      2.31        78
 Floors:
 Purchased..............   71,000    478       478     (0.36)      *     1.01        70
 Written................   77,000   (507)     (507)        *   (0.44)    0.92        72
                         --------  -----     -----
   Total................ $288,400  $  38     $  38
                         ========  =====     =====

--------
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1998. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.
++Positive carrying values represent assets of the Company while negative amounts represent liabilities.

  In addition to the interest rate contracts shown in the preceding table, the Company uses other options and futures in the trading account. At December 31, 1998, the trading account contained no other options purchased and written, although during 1998, the Company did hold other options in the trading account. The net purchased position in other options assists in protecting the fair value of the trading account against rising short-term interest rates while maintaining limited risk to declining rates. At December 31, 1998, futures contracts having a notional principal of $51 million were also used to assist in reducing the price sensitivity of the trading account.

  For derivative financial instruments held or issued for trading purposes, the fair values as of December 31, 1998 and 1997, and the average fair value during those years, are presented in the following table.

                                             1998                  1997
                                     --------------------- ---------------------
                                     Period-End  Average   Period-End  Average
                                     Fair Value Fair Value Fair Value Fair Value
                                     ---------- ---------- ---------- ----------
                                                   (in Thousands)
Swaps...............................    $ 67       $ 39       $(13)      $(62)
Floors and caps:
 Assets.............................     538        425        314        386
 Liabilities........................    (567)      (499)      (398)      (462)
Other options:
 Assets.............................     --          77         65        186
 Liabilities........................     --         (20)       (31)       (65)

  Derivative financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate contracts, including caps, floors and swap transactions and other options, the contract or notional amounts significantly exceed the ultimate exposure to credit loss. The Company has credit risk on uncollateralized interest rate swaps and purchased floors and caps for the amount required to replace such contracts in the event of counterparty default. At December 31, 1998, the Company estimates its credit risk in the event of total counterparty default to be $7.1 million for interest rate swaps and $499,000 for purchased floors and caps. The Company controls the credit risk of its interest rate contracts through credit approvals, limits and monitoring procedures.

  The Company also has recorded as liabilities certain short-sale transactions amounting to $21.5 million at December 31, 1998, which could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable, and the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to U.S. Government securities for which there is an active, liquid market. The Company does not expect the amount of losses, if any, on such transactions to be material. In addition to the ongoing monitoring of interest-sensitive assets and liabilities, the Company enters into various interest rate contracts not held in the trading account to assist in managing the Company's interest sensitivity. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company's interest risk management program. The income or expense associated with interest rate swaps, caps and floors are ultimately reflected as adjustments to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized.

  The following table details various information regarding swaps, caps and floors used for other than trading purposes as of December 31, 1998.

                                                                        Weighted Weighted
                                                           Weighted     Average   Average
                                                         Average Rate*  Expected Repricing
                           Notional  Carrying Estimated  -------------  Maturity Frequency
                            Amount    Value   Fair Value Received Paid  (Years)   (Days)
                          ---------- -------- ---------- -------- ----  -------- ---------
                                  (in Thousands)
Non-trading interest
 rate contracts:
 Swaps:
 Pay fixed versus 3-
  month LIBOR...........  $  100,000  $  (88)  $(1,748)    5.22%  5.72%   2.58       90
 Receive fixed versus 3-
  month LIBOR...........   1,359,770   3,402     7,975     6.43   5.27    0.42       90
 Receive fixed versus 6-
  month LIBOR...........      25,000      50        47     6.23   5.41    0.21      180
 Basis swaps+...........      92,944     436      (162)    6.09   6.97    4.32       90
                          ----------  ------   -------
                          $1,577,714  $3,800   $ 6,112
                          ==========  ======   =======

--------
+ The Company receives interest based on three-month LIBOR plus 84 basis points and pays interest based on the one-year Constant Maturity Treasury plus 150 basis points.
* Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1998.

                   Compass Bancshares, Inc. and Subsidiaries
           Summary of Significant Accounting Policies -- (Continued)
                       December 31, 1998, 1997 and 1996

  At December 31, 1998, swaps, caps and floors acquired for other than trading purposes were associated with the following asset or liability categories:

                                              Notional Principal Associated With
                                    -------------------------------------------------------
                           Total                                                Fixed-Rate
                          Notional           Adjustable-Rate   FHLB            Subordinated
                         Principal   Loans     Investments   Advances   CDs     Debentures
                         ---------- -------- --------------- -------- -------- ------------
                                                   (in Thousands)
Swaps:
 Pay fixed.............. $  100,000 $    --      $   --      $100,000 $    --    $   --
 Receive fixed..........  1,384,770  684,770         --           --   650,000    50,000
 Basis swaps............     92,944      --       92,944          --       --        --
                         ---------- --------     -------     -------- --------   -------
                         $1,577,714 $684,770     $92,944     $100,000 $650,000   $50,000
                         ========== ========     =======     ======== ========   =======

(8) Commitments and Contingencies

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

  The following is a schedule of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998, for leased facilities (in thousands):

          1999......................................... $  9,391
          2000.........................................    8,762
          2001.........................................    7,928
          2002.........................................    6,298
          2003.........................................    2,873
         Thereafter....................................   10,144
                                                        --------
                                                        $ 45,396
                                                        ========

  Minimum rentals for all operating leases charged to earnings totaled $17.7 million, $15.9 million and $14.0 million for years ended December 31, 1998, 1997 and 1996, respectively.

  The Company and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which relate to lending, collections, servicing, investment, trust and other activities seek substantial sums as damages. Among the actions which are pending are actions filed as class actions in the State of Alabama. The actions are similar to others that have been brought in recent years in Alabama against financial institutions in that they seek substantial compensatory and punitive damages in connection with transactions involving relatively small amounts of actual damages. In recent years, juries in certain Alabama state courts have rendered large punitive damage awards in such cases.

  It may take a number of years to finally resolve some of these pending legal proceedings due to their complexity and other reasons. It is difficult to determine with any certainty at this time the potential exposure from the proceedings. However, based upon the advice of legal counsel, management is of the opinion that the

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

(9) Stock Based Compensation

  The Company has three long-term incentive stock option plans for key senior officers of the Company and its subsidiaries. The stock option plans provide for these key employees to purchase shares of the Company's $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1982 Long Term Incentive Plan, the 1989 Long Term Incentive Plan and the 1996 Long Term Incentive Plan, 3,712,500, 2,250,000 and 2,850,000 shares, respectively, of the Company's common stock have been reserved for issuance. The options granted under the plans may be exercised within 5 years and 10 years from the date of grant. The incentive stock option agreements state that incentive options may be exercised in whole or in part until expiration date, but for options issued before 1987, no incentive stock option may be exercised if an incentive stock option is outstanding that was granted before the granting of such option. The plans also provide for the granting of stock appreciation rights to certain holders of nonqualified stock options. A stock appreciation right allows the holder to surrender an exercisable stock option in exchange for common stock (at fair market value on the date of exercise), cash, or combination thereof, in an amount equal to the excess of the fair market value of covered shares over the option price of such shares. The following summary sets forth activity under the plan for the years ended December 31:

                                1998                 1997                 1996
                         -------------------- -------------------- --------------------
                                     Weighted             Weighted             Weighted
                                     Average              Average              Average
                                     Exercise             Exercise             Exercise
                          Options     Price    Options     Price    Options     Price
                         ----------  -------- ----------  -------- ----------  --------
Outstanding, beginning
 of the year............  2,049,340   $21.70   1,670,625   $16.99   1,408,895   $13.74
 Granted................    888,586    43.88     766,915    29.00     551,922    22.10
 Exercised..............   (449,453)   18.83    (334,279)   14.42    (287,447)   10.88
 Forfeited..............   (113,392)   34.93     (53,921)   23.27      (2,745)   14.35
                         ----------           ----------           ----------
Outstanding, end of the
 year...................  2,375,081   $29.91   2,049,340   $21.70   1,670,625   $16.99
                         ==========           ==========           ==========
Weighted average fair
 value of options
 granted during the
 year................... $     8.32           $     5.32           $     3.54

Exercisable, end of the
 year...................  1,425,730            1,461,610            1,636,800

  Of the 2,375,081 outstanding options at December 31, 1998, 1,425,730 were exercisable with the remaining 949,351 having a remaining vesting period of two or three years. Exercise prices for options outstanding as of December 31, 1998 ranged from $6.22 to $44.625. Unexercised options with exercise prices of less than $20.00 for 577,630 shares had a weighted average contractual life of
4.43 years and a weighted average exercise price of $15.48 while unexercised options with exercise prices greater than $20.00 for 1,797,451 shares had a weighted average contractual life of 8.19 years and a weighted average exercise price of $34.55.

  At December 31, 1998, the shares under option included nonqualified options issued to certain executives to acquire 30,000 shares of common stock which provide for tandem stock appreciation rights that are exercisable only upon the occurrence of certain contingent events. Because of the restrictions upon exercise of the stock appreciation rights, no compensation expense has been recorded with respect to these rights.

  The shares under option also included nonqualified options without stock appreciation rights issued to certain executives to acquire shares of common stock as follows: 229,926 shares at year-end 1998, 102,282 shares at year-end 1997 and 104,586 shares at year-end 1996.

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB25") and related Interpretations in accounting for its employee stock options rather than Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.49 percent, 6.12 percent and 5.19 percent; dividend yields of 2.39 percent, 3.33 percent and 3.89 percent; volatility factors of the expected market price of the Company's common stock of 0.217, 0.213 and 0.224; and a weighted-average expected life of the options of 3.50, 4.00 and 3.67 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  The Company's options granted in 1998 and 1997 vest ratably over a period of three years, therefore for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period. Because the vast majority of the Company's options granted in 1996 vested immediately, the estimated fair value of the options for 1996 has been expensed in the year of grant for purposes of pro forma disclosures. The Company's actual and pro forma information follows (in thousands except for earnings per share information):

                                                       Year Ended December 31
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
Net income:
 As reported........................................ $180,880 $166,242 $146,334
 Pro forma..........................................  177,227  165,041  144,512
Basic earnings per share:
 As reported........................................ $   2.40 $   2.22 $   1.98
 Pro forma..........................................     2.35     2.21     1.95
Diluted earnings per share:
 As reported........................................ $   2.35 $   2.17 $   1.94
 Pro forma..........................................     2.30     2.15     1.91

  During 1998, 1997 and 1996, the Company issued 86,191, 94,800 and 59,025 shares, respectively, of restricted common stock with a fair value at issuance of $3,686,736, $2,706,224 and $1,296,189, respectively. The shares issued in 1998 and 1997 vest ratably over a three year period while the shares issued in 1996 vest ratably over five years. Because the restricted stock is legally issued and outstanding, the fair value of the restricted stock at issuance is reflected in common stock and surplus with a corresponding offset for the amount of unearned compensation expense. During 1998, 1997 and 1996, compensation expense of $2,038,206, $1,010,967 and $216,030, respectively, was recognized in connection with the restricted stock.

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

(10) Regulatory Matters and Dividends from Subsidiaries

  The Company and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of each bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Subsidiary Banks are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

  Quantitative measures established by the regulators to ensure capital adequacy require the Company and the Subsidiary Banks to maintain minimum core capital ("Tier I Capital") of at least four percent of risk-weighted assets, minimum total capital ("Total Qualifying Capital") of at least eight percent of risk-weighted assets and a minimum leverage ratio of four percent of adjusted quarterly assets. Management believes, as of December 31, 1998, that the Company and the Subsidiary Banks meet all capital adequacy requirements to which they are subject.

  As of December 31, 1998, the most recent notification from the appropriate regulatory agencies categorized the Subsidiary Banks as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Subsidiary Banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10 percent, 6 percent and 5 percent, respectively. There are no conditions or events since that notification that management believes have changed the Subsidiary Banks' category.

  The following table presents the actual capital amounts and ratios of the Company and its significant subsidiary banks at December 31, 1998 and 1997.

                          Total Qualifying Capital   Tier I Capital       Leverage
                          -------------------------  ----------------  ----------------
                              Amount       Ratio      Amount    Ratio    Amount   Ratio
                          -------------- ----------  --------   -----  ---------- -----
As of December 31, 1998:
 Consolidated...........  $    1,445,132     10.71% $1,188,851 8.81%  $1,188,851 7.26%
 Compass Bank...........       1,317,812     10.24   1,149,051 8.93    1,149,051 7.39
 Arizona Bank...........          67,589     11.15      49,981 8.24       49,981 6.19
As of December 31, 1997:
 Consolidated...........  $    1,329,208     12.38% $1,060,482 9.87%  $1,060,482 7.41%
 Compass Bank...........       1,173,501     11.57   1,004,730 9.91    1,004,730 7.42
 Arizona Bank...........          69,425     11.94      52,152 8.97       52,152 7.31

  Capital amounts and ratios at December 31, 1997, have been restated to reflect the merger in October 1998, of the Company's Texas subsidiary bank into Compass Bank.

  Dividends paid by the Subsidiary Banks are the primary source of funds available to the Company for payment of dividends to its shareholders and other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the Subsidiary Banks. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Subsidiary Banks. At December 31, 1998, approximately $225.6 million of the Subsidiary Banks' net assets were available for payment of dividends without prior regulatory approval.

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

Additionally, the Company's Subsidiary Banks could have paid additional dividends to the parent holding company in the amount of $37.6 million while continuing to meet the capital requirements for "well-capitalized" banks at December 31, 1998.

  The Subsidiary Banks are required to maintain cash balances with the Federal Reserve. The average amounts of those balances for the years ended December 31, 1998 and 1997 were approximately $94.6 million and $102.9 million, respectively.

(11) Business Combinations

Completed Mergers

  Summarized below are the mergers completed by the Company during the years ended December 31, 1998 and 1997, all of which were accounted for under the pooling-of-interests method of accounting and, accordingly, all prior period information has been restated.

                                                                              Common
dollars in millions                    Location     Date Assets Equity Shares Issued
------------------------------------------------------------------------------------
Arizona Bank............        Tucson, Arizona 12/15/98  $806   $54     4,350,000
Hill Country Bank.......          Austin, Texas   8/1/98   109    10       728,075
Fidelity Resources
 Company................          Dallas, Texas   2/9/98   335    20     1,800,077
First University
 Corporation............         Houston, Texas  1/29/98    68     4       349,874
GSB Investments, Inc....   Gainesville, Florida  1/13/98   213    22     1,649,807
Central Texas Bancorp,
 Inc....................            Waco, Texas  7/15/97   207    19     1,537,444
Greater Brazos Valley
 Bancorp, Inc........... College Station, Texas  4/17/97    58     3       323,918
Horizon Bancorp, Inc....          Austin, Texas  3/12/97   154    11     1,333,220
Enterprise National
 Bank...................  Jacksonville, Florida  1/15/97   171    18     1,620,782

  Presented below is summary operating information for the Company showing the effect of the business combinations completed during 1998.

                                                       As      Effect
                                                   Previously    of    Currently
                                                    Reported  Poolings Reported
                                                   ---------- -------- ---------
                                                          (in Thousands)
1997:
 Net interest income..............................  $475,165  $64,610  $539,775
 Provision for loan losses........................    22,412   10,523    32,935
 Noninterest income...............................   181,467   11,257   192,724
 Noninterest expense..............................   395,727   49,017   444,744
 Net income.......................................   155,563   10,679   166,242
1996:
 Net interest income..............................  $431,172  $56,394  $487,566
 Provision for loan losses........................    20,215    5,772    25,987
 Noninterest income...............................   161,391    8,705   170,096
 Noninterest expense..............................   364,274   38,330   402,604
 Net income.......................................   132,444   13,890   146,334

  The entities acquired in 1998 that were accounted for under the pooling-of-interests method of accounting had net interest income of $39.0 million and net income of $8.5 million prior to their respective acquisition dates in 1998.

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996


  On December 9, 1998, the Company completed the acquisition of Albrecht and Associates, which provides specialized divestment and advisory services to the oil and gas production industry, located in Houston, Texas through the issuance of 250,000 shares of the Company's common stock. At acquisition, Albrecht and Associates had total assets of less than $1 million. The transaction was accounted for under the pooling-of-interests method of accounting, but due to immateriality, prior periods have not been restated.

Pending Acquisitions

  On November 2, 1998, the Company signed a definitive agreement to acquire 15 banking offices in Arizona from Wells Fargo Bank, N.A. These branches, primarily in the Phoenix area, will add approximately $412 million in deposits. The transaction is expected to close in the second quarter of 1999 and be accounted for under the purchase method of accounting.

(12) Benefit Plans

  The Company sponsors a defined benefit pension plan pursuant to which participants are entitled to an annual benefit upon retirement equal to a percentage of the average base compensation (generally defined as direct cash compensation exclusive of bonuses and commissions) earned in the five consecutive years of benefit service which produces the highest average. The percentage amount of the benefit is determined by multiplying the number of years, up to 30, of a participant's service with the Company by 1.8 percent. Benefits are reduced by Social Security payments at the rate of 1.8 percent of primary Social Security benefits times years of service up to 30 years. All employees of the Company who are over the age of 21 and have worked 1,000 hours or more in their first 12 months of employment or 1,000 hours or more in any calendar year thereafter are eligible to participate. Employees are generally vested after five years of service. Benefits are payable monthly commencing on the later of age 65 or the participant's date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55, if they have at least 10 years of service. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996


  The following tables set forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31:

                                                                1998     1997
                                                               -------  -------
                                                               (in Thousands)
Projected benefit obligation, beginning of year............... $76,608  $57,858
Service cost..................................................   5,959    4,228
Interest cost.................................................   5,516    4,647
Actuarial loss................................................   4,321   11,318
Benefits paid.................................................  (1,697)  (1,443)
                                                               -------  -------
 Projected benefit obligation, end of year....................  90,707   76,608

Fair value of plan assets, beginning of year..................  74,841   60,050
Actual return on plan assets..................................  15,323   10,083
Employer contributions........................................      --    6,151
Benefits paid.................................................  (1,697)  (1,443)
                                                               -------  -------
 Fair value of plan assets, end of year--primarily listed
  stocks and U.S. bonds.......................................  88,467   74,841
                                                               -------  -------
Funded status of plan.........................................  (2,240)  (1,767)
Unrecognized transition asset.................................     (28)    (472)
Unrecognized prior service cost...............................     862      925
Unrecognized net loss.........................................   8,747   13,090
                                                               -------  -------
 Net pension asset included in other assets................... $ 7,341  $11,776
                                                               =======  =======

                                                                1998     1997
                                                               -------  -------
                                                               (in Thousands)
Net pension asset, beginning of year.......................... $11,776  $ 8,566
Employer contributions........................................      --    6,151
Net period pension cost.......................................  (4,435)  (2,941)
                                                               -------  -------
Net pension asset, end of year................................ $ 7,341  $11,776
                                                               =======  =======

  Net pension cost for 1998, 1997 and 1996 included the following components:

                                                      1998     1997     1996
                                                     -------  -------  -------
                                                         (in Thousands)
Service cost........................................ $ 5,959  $ 4,228  $ 4,191
Interest cost.......................................   5,516    4,646    4,197
Amortization of prior service cost..................      63       63      (14)
Recognized net actuarial loss.......................     377       83      622
Estimated return on plan assets.....................  (7,036)  (5,635)  (4,687)
Amortization of unrecognized transitional asset.....    (444)    (444)    (444)
                                                     -------  -------  -------
  Net periodic pension cost......................... $ 4,435  $ 2,941  $ 3,865
                                                     =======  =======  =======

  The weighted average discount rate was 7.00 percent for 1998, 7.25 percent for 1997 and 8.00 percent for 1996. The rate of increase in future compensation levels was six percent for 1998, 1997 and 1996. Both rates are used in determining the actuarial present value of the projected benefit obligation. The assumed long-term rate of return on plan assets was 9.50 percent in 1998, 1997 and 1996. Prior service cost is amortized on a straight-line basis.

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996


  In 1997, the Company established benefit plans for certain key executives that provide additional retirement benefits not otherwise provided in the Company's basic benefit plans. As of December 31, 1998, this plan had an unfunded projected benefit obligation of $3.5 million and a net plan liability of $1.1 million that is reflected in accrued expenses and other liabilities in the "Consolidated Balance Sheets." Net periodic plan expense was $567,000 and $511,000 in 1998 and 1997, respectively.

  The Company maintains an employee stock purchase plan to which contributions are made in amounts determined by the Board of Directors of the Company. Such contributions are invested in stock of the Company that is purchased on the open market and are ordinarily distributed to employees upon their retirement or other termination of employment. Contributions to the plan are allocated to the accounts of the participants based upon their compensation, with right to such accounts vested after five years of employment. The Company contributed $2.7 million during 1998, $3.1 million during 1997, and $2.9 million during 1996.

  The Company has a qualified employee benefit plan under section 401(k) of the Internal Revenue Code. Employees can contribute up to 15 percent of their salaries to the plan on a pretax basis subject to regulatory limits and the Company at its discretion can match up to 100 percent of 6 percent of the participants' compensation. The Company's contributions are based on predetermined income levels and totaled $3.3 million in 1998, $2.4 million in 1997 and $1.9 million in 1996. The administrative costs incurred by the plan are paid by the Company at no cost to the participants.

  The Company also has a monthly investment plan. Under the plan, employees may contribute monthly up to 10 percent of their salary and the Company contributes 30 cents for each dollar of the employees' contributions toward the purchase of common stock of the Company. The stock is purchased in the open market and brokerage fees and other incidental expenses are absorbed by the Company. Costs incurred by the Company under the plan were $2.2 million in 1998, $1.8 million in 1997, and $1.6 million in 1996 and are reflected in salaries, benefits and commissions expense.

(13) Income Taxes

  For the years ended December 31, 1998, 1997 and 1996, income tax expense attributable to income from operations consists of:

                                                         1998    1997    1996
                                                        ------- ------- -------
                                                            (in Thousands)
Current income tax expense:
 Federal............................................... $86,011 $83,375 $74,152
 State.................................................     986   3,121   5,879
                                                        ------- ------- -------
   Total...............................................  86,997  86,496  80,031
                                                        ------- ------- -------
Deferred income tax expense:
 Federal...............................................   4,123   1,753   1,878
 State.................................................     425     329     828
                                                        ------- ------- -------
   Total...............................................   4,548   2,082   2,706
                                                        ------- ------- -------
Total income tax expense............................... $91,545 $88,578 $82,737
                                                        ======= ======= =======

  During 1998, the Company made income tax payments of approximately $64.2 million and received cash income tax refunds amounting to approximately $2.6 million. For 1997 and 1996, income tax payments were approximately $77.0 million and $79.3 million, respectively. Cash income tax refunds amounted to approximately $2.0 million for 1997 and $1.4 million for 1996. Applicable income tax expense of $1.6 million,

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

$3.1 million and $3.7 million for 1998, 1997 and 1996, respectively, on net securities gains is included in the provision for income taxes.

  Income tax expense attributable to income from operations differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

                                 1998              1997              1996
                           ----------------- ----------------- -----------------
                                    Percent           Percent           Percent
                                       of                of                of
                                     Pretax            Pretax            Pretax
                           Amount   Earnings Amount   Earnings Amount   Earnings
                           -------  -------- -------  -------- -------  --------
                                             (in Thousands)
Income tax expense at
 federal statutory rate..  $95,349    35.0%  $89,169    35.0%  $80,175    35.0%
Increase (decrease)
 resulting from:
 Tax-exempt interest and
  other income...........   (5,991)   (2.2)   (5,117)   (2.0)   (3,894)   (1.7)
 State income tax expense
  net of federal income
  tax benefit............      917     0.3     2,236     0.9     4,398     1.9
 Other...................    1,270     0.5     2,290     0.9     2,058     0.9
                           -------    ----   -------    ----   -------    ----
   Income tax expense....  $91,545    33.6%  $88,578    34.8%  $82,737    36.1%
                           =======    ====   =======    ====   =======    ====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998, 1997 and 1996, are presented below:

                                                         1998    1997    1996
                                                        ------- ------- -------
                                                            (in Thousands)
Deferred tax assets:
 Allowance for loan losses............................. $50,643 $45,001 $41,739
 Net unrealized losses on securities available for
  sale.................................................      --      --   1,803
 Other deferred tax assets.............................   5,023   4,584   6,282
                                                        ------- ------- -------
   Total assets........................................  55,666  49,585  49,824

Deferred tax liabilities:
 Premises and equipment................................   8,775   8,744   6,098
 Lease financing.......................................  20,892   9,491   5,637
 Prepaid pension expense...............................   2,684   4,129   3,168
 Core deposit and other acquired intangibles...........   9,076  10,919  12,521
 Net unrealized gains on securities available for
  sale.................................................   6,410     413      --
 Other deferred tax liabilities........................   5,678   3,346   3,378
                                                        ------- ------- -------
   Total liabilities...................................  53,515  37,042  30,802
                                                        ------- ------- -------
Net deferred tax asset................................. $ 2,151 $12,543 $19,022
                                                        ======= ======= =======

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                        December 31, 1998, 1997 and 1996


(14) Parent Company

  The condensed financial information for Compass Bancshares, Inc. (Parent Company Only) is presented as follows:

Balance Sheets

                                                               December 31
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
                                                             (in Thousands)
Assets
Cash and due from banks.................................. $    1,781 $      959
Investment securities....................................     23,234     25,714
Reverse repurchase agreements with affiliates............    116,106     90,797
Investment in subsidiaries...............................  1,364,841  1,230,008
Other assets.............................................      7,182      8,520
                                                          ---------- ----------
   Total assets.......................................... $1,513,144 $1,355,998
                                                          ========== ==========
Liabilities and Shareholders' Equity
Commercial paper......................................... $   79,456 $   52,410
Accrued expenses and other liabilities...................      9,904      8,018
Junior subordinated debt payable to subsidiary trusts ...    103,093    103,093
Subordinated debentures and other borrowings.............    124,550    124,458
                                                          ---------- ----------
   Total liabilities.....................................    317,003    287,979
Shareholders' equity.....................................  1,196,141  1,068,019
                                                          ---------- ----------
   Total liabilities and shareholders' equity............ $1,513,144 $1,355,998
                                                          ========== ==========

Statements of Income

                                                   Year Ended December 31
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
                                                       (in Thousands)
Income:
 Cash dividends from subsidiaries............... $ 74,593  $ 38,067  $179,215
 Interest on investments with affiliates........    8,012     8,114     4,920
 Other..........................................    3,184     3,710     3,258
                                                 --------  --------  --------
   Total income.................................   85,789    49,891   187,393
Expense:
 Interest on commercial paper and other
  borrowings....................................   20,995    19,757    15,435
 Other..........................................    4,314     3,306     3,066
                                                 --------  --------  --------
   Total expense................................   25,309    23,063    18,501
Income before income tax benefit and equity in
 undistributed earnings of subsidiaries.........   60,480    26,828   168,892
Applicable income tax benefit...................   (5,299)   (4,190)   (3,874)
                                                 --------  --------  --------
                                                   65,779    31,018   172,766
Equity in undistributed earnings (dividends in
 excess of earnings) of subsidiaries............  115,101   135,224   (26,432)
                                                 --------  --------  --------
   Net income................................... $180,880  $166,242  $146,334
                                                 ========  ========  ========

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996


(14) Parent Company, Continued

Statements of Cash Flows

                                                  Year Ended December 31
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
                                                      (in Thousands)
Operating Activities:
 Net income................................... $ 180,880  $ 166,242  $ 146,334
 Adjustments to reconcile net income to cash
  provided by operations:
  Depreciation and amortization...............     2,027      1,203        403
  Dividends in excess of earnings (equity in
   undistributed earnings)....................  (115,101)  (135,224)    26,432
  Increase in other assets....................      (964)    (2,722)      (170)
  Increase (decrease) in other liabilities....     1,886    (10,349)     2,295
                                               ---------  ---------  ---------
   Net cash provided by operating activities..    68,728     19,150    175,294
Investing Activities:
 Proceeds from maturities/calls of investment
  securities..................................     2,480        523        187
 Net (increase) decrease in reverse repurchase
  agreements with affiliates..................   (25,309)    32,382    (23,635)
 Capital contributions made to subsidiaries...    (4,701)    (9,582)    (4,274)
 Acquisition of banks.........................        --         --    (98,482)
 Advances to subsidiaries on notes
  receivable..................................        --    (40,000)        --
 (Purchases) sales of premises and equipment..        --        455        (64)
                                               ---------  ---------  ---------
   Net cash used by investing activities......   (27,530)   (16,222)  (126,268)
Financing Activities:
 Net increase (decrease) in commercial paper..    27,046    (52,486)    47,584
 Issuance of junior subordinated debentures...        --    103,093         --
 Cash paid in lieu of fractional shares.......       (22)       (56)        --
 Purchase of treasury shares..................        --         --    (45,342)
 Common and preferred dividends paid..........   (78,234)   (64,625)   (54,469)
 Pre-merger transactions of pooled entities...     2,558      6,658         --
 Repayment of loans to finance stock options..     5,121      2,598      2,564
 Proceeds from exercise of stock options......     3,155      2,247        571
                                               ---------  ---------  ---------
   Net cash used by financing activities......   (40,376)    (2,571)   (49,092)
                                               ---------  ---------  ---------
Net increase (decrease) in cash and due from
 banks........................................       822        357        (66)
Cash and due from banks at beginning of the
 year.........................................       959        602        668
                                               ---------  ---------  ---------
Cash and due from banks at end of the year.... $   1,781  $     959  $     602
                                               =========  =========  =========

(15) Fair Value of Financial Instruments

  Financial Accounting Statement No. 107, Disclosures about Fair Value of Financial Instruments ("FAS107") requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996

use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company or its subsidiaries, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

  The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

  Cash and due from banks: Fair value equals the carrying value of such assets.

  Investment securities and investment securities available for sale: Fair values for investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments except in the case of certain options and swaps where pricing models are used.

  Trading account securities: Fair value of the Company's trading account securities (including off-balance sheet instruments) are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments except in the case of certain options and swaps where pricing models are used.

  Federal funds sold and securities purchased under agreements to resell: Due to the short-term nature of these assets, the carrying values of these assets approximate their fair value.

  Loans: Loans were valued using discounted cash flows. The discount rate used to determine the present value of these loans was based on interest rates currently being charged by the Company on comparable loans as to credit risk and term.

  Off-balance sheet instruments: Fair value of the Company's off-balance sheet instruments (forwards, swaps, caps, floors and options written) are based on quoted market prices. The Company's loan commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time, therefore, the estimated value of the Company's loan commitments approximates carrying amount.

  Deposit liabilities: The fair values of demand deposits are, as required by FAS107, equal to the carrying value of such deposits. Demand deposits include noninterest bearing demand deposits, savings accounts, NOW accounts and money market demand accounts. Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits having an interest rate floor that has been reached. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

  Short-term borrowings: The carrying value of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximates their carrying values.

  FHLB and other borrowings: The fair value of the Company's fixed rate borrowings, which includes the Company's Capital Securities, are estimated using discounted cash flows, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate borrowings approximates their fair values. FHLB and other borrowings includes the Capital Securities.

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996


                                   At December 31, 1998   At December 31, 1997
                                  ----------------------- ---------------------
                                   Carrying    Estimated   Carrying  Estimated
                                    Amount    Fair Value    Amount   Fair Value
                                  ----------- ----------- ---------- ----------
                                                 (in Thousands)
Financial Instruments:
 Assets:
  Cash and due from banks........ $   831,614 $   831,614 $  793,922 $  793,922
  Investment securities..........   1,896,039   1,923,938  1,100,459  1,119,462
  Investment securities available
   for sale......................   3,645,761   3,645,761  2,527,794  2,527,794
  Trading account securities.....     127,671     127,671    112,460    112,460
  Federal funds sold and
   securities purchased under
   agreements to resell..........      27,786      27,786    154,632    154,632
  Loans..........................  10,101,285  10,137,966  9,563,713  9,592,404
 Off-balance sheet instruments...       3,800       6,112      3,800      6,349
 Liabilities:
  Noninterest bearing deposits... $ 2,551,958 $ 2,551,958 $2,300,451 $2,300,451
  Interest bearing deposits......   9,461,488   9,483,795  8,606,711  8,630,163
  Federal funds purchased and
   securities sold under
   agreements to repurchase......   1,736,066   1,736,066  1,171,666  1,171,666
  Other short-term borrowings....     159,404     159,404    183,553    183,553
  FHLB and other borrowings......   2,045,980   2,035,530  1,430,253  1,431,969

(16) Segment Information


  In June 1997, the FASB issued Financial Accounting Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FAS131"). FAS131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision makers use to assess performance and make decisions about resource allocation. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. The Company adopted FAS131 as of January 1, 1998.

  The Company's segment information is presented by line of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics, through various products and services. The Company's reportable operating segments are Corporate Banking, Community Banking, Retail Banking, Asset Management, and Treasury.

  The Corporate Banking segment is responsible for providing a full array of banking and investment services to business banking, commercial banking, and other institutional clients in each of the Company's major metropolitan markets. The Corporate Banking segment also includes a National Industries unit that is responsible for serving larger national accounts, principally in targeted industries. In addition to traditional credit and deposit products, the Corporate Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, and interest rate protection and investment products.

  The Retail Banking segment serves the Company's consumer customers in each of its major metropolitan markets through an extensive banking office network and through the use of alternative delivery channels such

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                        December 31, 1998, 1997 and 1996

as PC banking, the internet, and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage and insurance. In addition, Retail Banking also serves the Company's small business customers.

  The Community Banking segment is responsible for serving the Company's Arizona markets, its Austin, Texas market, and its non-metropolitan markets and provides the same products and services offered by the Corporate Banking and Retail Banking segments.

  The Asset Management segment provides specialized investment portfolio management, traditional credit products, financial counseling, and customized services to the Company's private clients and foundations as well as investment management and retirement services to companies and their employees. The Asset Management segment is also the discretionary investment manager of Expedition Funds, the Company's family of proprietary mutual funds.

  The Treasury segment's primary function is to manage the investment securities portfolio, public entity deposits, interest rate risk, and liquidity and funding positions of the Company.

  Corporate Support and Other includes activities that are not directly attributable to the reportable segments. Included in this category are the activities of the parent company and support functions, i.e., accounting, loan review, etc., along with the Company's indirect automobile portfolio and the elimination of intercompany transactions.

  The following table presents the segment information for the Company's segments as of and for the year ended December 31, 1998. It is not practical to provide information for 1997 and 1996.

                                                                                 Corporate
                          Corporate  Community    Retail     Asset                Support
                           Banking    Banking    Banking   Management  Treasury  and Other   Consolidated
                          ---------- ---------- ---------- ---------- ---------- ----------  ------------
Net interest income.....  $  168,695 $  141,188 $  143,471  $ 26,123  $  108,403 $   (8,493) $   579,387
Noninterest income......      35,953     44,586     98,103    18,966      16,270      8,622      222,500
Noninterest expense.....      65,782     89,812    131,696    20,460       4,998    178,269      491,017
                          ---------- ---------- ----------  --------  ---------- ----------  -----------
 Segment net income.....  $  138,866 $   95,962 $  109,878  $ 24,629  $  119,675 $ (178,140)     310,870
                          ========== ========== ==========  ========  ========== ==========
Provision for loan
 losses.................                                                                          38,445
                                                                                             -----------
Net income before income
 tax expense............                                                                         272,425
Income tax expense......                                                                          91,545
                                                                                             -----------
 Net income.............                                                                     $   180,880
                                                                                             ===========

Average total assets....  $4,586,481 $2,060,266 $  945,927  $397,557  $6,753,680 $  679,253  $15,423,162
Average total loans.....   4,410,035  1,903,997    826,891   387,752   1,077,788  1,105,151    9,711,614
Average total deposits..   1,676,221  3,697,300  4,962,533   575,449     807,586   (472,654)  11,246,435

Period-end total
 assets.................  $5,089,570 $2,225,025 $  923,693  $476,737  $8,072,787 $  501,096  $17,288,908
Period-end total loans..   4,884,673  2,063,812    800,393   468,959     888,109    995,339   10,101,285
Period-end total
 deposits...............   1,900,136  3,952,091  4,980,326   735,207   1,064,835   (619,149)  12,013,446

  The financial information presented was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the businesses. These policies address the methodologies applied in connection with funds transfer pricing. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided) to assets and liabilities based on their maturity, prepayment, and/or repricing characteristics.

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996


  The development and application of these methodologies is a dynamic process. Accordingly, financial results may be revised periodically to reflect management accounting enhancements, changes in risk profile, or changes in the Company's organizational structure. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

(17) Earnings Per Share

  Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996:

                                                       Year Ended December 31
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                      (in Thousands Except Per
                                                            Share Data)
BASIC EARNINGS PER SHARE:
 Net income......................................... $180,880 $166,242 $146,334
 Less: Dividends on non-convertible and convertible
  preferred stock...................................    2,996    3,067    2,923
                                                     -------- -------- --------
 Net income available to common shareholders........ $177,884 $163,175 $143,411
                                                     ======== ======== ========
 Weighted average common shares outstanding.........   74,197   73,442   72,605
                                                     ======== ======== ========
 Basic earnings per share........................... $   2.40 $   2.22 $   1.98
                                                     ======== ======== ========
DILUTED EARNINGS PER SHARE:
 Net income......................................... $180,880 $166,242 $146,334
 Less: Dividends on non-convertible preferred
  stock.............................................    2,782    2,782    2,638
                                                     -------- -------- --------
 Net income available to common shareholders and
  assumed conversions............................... $178,098 $163,460 $143,696
                                                     ======== ======== ========
 Weighted average common shares outstanding.........   74,197   73,442   72,605
 Net effect of the assumed exercise of stock options
  and nonvested restricted stock -- based on the
  treasury stock method using average market price
  for the year......................................      797      824      502
 Assumed conversion of preferred stock..............      836    1,126    1,126
                                                     -------- -------- --------
 Weighted average common shares outstanding used to
  calculate earnings per common share...............   75,830   75,392   74,233
                                                     ======== ======== ========
 Diluted earnings per share......................... $   2.35 $   2.17 $   1.94
                                                     ======== ======== ========

(18) Comprehensive Income

  In June 1997, the FASB issued Financial Accounting Statement No. 130, Reporting Comprehensive Income, ("FAS130") which establishes reporting and presentation standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The adoption of FAS130 in 1998 did not have a material impact on the Company's financial condition or its results of operations.

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                        December 31, 1998, 1997 and 1996


  The following is a summary of the components of other comprehensive income:

                                                        Year Ended December 31
                                                       ------------------------
                                                        1998    1997     1996
                                                       ------- ------- --------
                                                            (in Thousands)
Other comprehensive income, before tax:
 Unrealized holding gain (loss) on investment
  securities available for sale, net.................. $19,901 $14,524 $(14,966)
 Reclassification adjustment for gains (losses)
  on investment securities available for sale.........   4,255   8,330    9,811
                                                       ------- ------- --------
  Other comprehensive income, before income taxes.....  15,646   6,194  (24,777)
Income tax expense (benefit) related to other
 comprehensive income:
 Unrealized holding gain (loss) on investment
  securities
  available for sale, net.............................   7,640   5,092   (5,153)
 Reclassification adjustment for gains (losses)
  on investment securities available for sale.........   1,572   3,078    3,680
                                                       ------- ------- --------
  Total income tax expense (benefit) related
     to other comprehensive income....................   6,068   2,014   (8,833)
                                                       ------- ------- --------
Other comprehensive income, after income taxes........ $ 9,578 $ 4,180 $(15,944)
                                                       ======= ======= ========

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                       December 31, 1998, 1997 and 1996


(19) Supplemental Disclosure for Statement of Cash Flows

  The Company paid approximately $556.0 million, $549.7 million and $556.3 million in interest on deposits and other liabilities during 1998, 1997 and 1996, respectively. The following table presents the Company's noncash investing and financing activities for the years ended December 31, 1998, 1997 and 1996.

                                                          December 31
                                                   ---------------------------
                                                     1998     1997      1996
                                                   -------- --------  --------
                                                         (in Thousands)
Schedule of noncash investing and financing
 activities:
 Transfers of loans to other real estate owned.... $  7,324 $  7,754  $  6,197
 Loans to facilitate the sale of other real estate
  owned...........................................      574      974     1,800
 Transfer of securities available for sale to
  investment securities...........................      --   118,947   193,129
 Securitization and transfer of loans to
  securities available for sale...................  484,549      --        --
 Tax benefit realized upon exercise of stock
  options.........................................    3,165    1,778       162
 Loans to finance stock purchases.................    2,838    1,247     2,962
 Change in unrealized gain (loss) on available-
  for-sale securities.............................   14,860    6,115   (25,318)
 Assets retained in loan securitization and sale..   36,593      --        --
 Issuance of restricted stock.....................    3,122    2,706     1,296
 Conversion of preferred stock....................    3,000      --        --
 Receipt/issuance of treasury stock upon exercise
  of stock options................................    2,472      943       137
 Purchase business combinations:
  Assets acquired.................................          $  3,445  $860,089
  Liabilities assumed.............................            25,661   725,548
                                                            --------  --------
   Net assets acquired (liabilities assumed)......           (22,216)  134,541
  Treasury stock issued...........................               --     46,769
                                                            --------  --------
   Cash paid (received)...........................          $(22,216) $ 87,772
                                                            ========  ========


(20) Subsequent Events (Unaudited)

  On February 15, 1999, the Company announced a three-for-two stock split to be effected in the form of a 50 percent stock dividend payable on April 2, 1999, to shareholders of record on March 15, 1999. Basic earnings per share on a restated basis was $1.60 per share for 1998, $1.48 per share for 1997, and $1.32 per share for 1996. Diluted earnings per share on a restated basis was $1.57 per share for 1998, $1.45 per share for 1997, and $1.29 per share for 1996.

  On February 15, 1999, the Company redeemed all outstanding shares of the Company's Series F preferred stock at a price of $25.75 per share. In connection with the early redemption, the Company paid a redemption premium of approximately $500,000.

                   Compass Bancshares, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements -- (Continued)
                        December 31, 1998, 1997 and 1996

(21) Quarterly Results (Unaudited)

  A summary of the unaudited results of operations for each quarter of 1998 and 1997 follows:

                                 First       Second      Third       Fourth
                                Quarter     Quarter     Quarter     Quarter
                                --------    --------    --------    --------
                                  (in Thousands Except Per Share
                                               Data)
1998
 Total interest income......... $270,200    $277,896    $289,891    $296,557
 Total interest expense........  132,156     135,673     142,343     144,985
 Net interest income...........  138,044     142,223     147,548     151,572
 Provision for loan losses.....    8,064       8,531       8,532      13,318
 Net interest income after
  provision for loan losses....  129,980     133,692     139,016     138,254
 Total noninterest income......   53,979      56,268      55,927      56,326
 Total noninterest expense.....  114,983     118,107     122,172     135,755
 Income tax expense............   23,371      24,314      24,389      19,471
 Net income....................   45,605      47,539      48,382      39,354

 Per common share:
  Basic earnings...............     0.61        0.63        0.65        0.51
  Diluted earnings.............     0.59        0.62        0.63        0.51
  Cash dividends...............   0.2625      0.2625      0.2625      0.2625
  Stock price range:
   High........................      53 1/4      49 7/8      47 1/2      39 3/8
   Low.........................      41 1/2       42          33         28 7/8
   Close.......................      50 1/4      45 1/8       33         38 1/8

1997
 Total interest income......... $252,490    $264,501    $268,012    $271,185
 Total interest expense........  121,085     127,752     133,310     134,266
 Net interest income...........  131,405     136,749     134,702     136,919
 Provision for loan losses.....    7,237       7,282       8,761       9,655
 Net interest income after
  provision for loan losses....  124,168     129,467     125,941     127,264
 Total noninterest income......   43,312      46,218      49,905      53,289
 Total noninterest expense.....  104,662     111,001     109,823     119,258
 Income tax expense............   22,938      22,855      22,200      20,585
 Net income....................   39,880      41,829      43,823      40,710

 Per common share:
  Basic earnings...............     0.53        0.56        0.59        0.54
  Diluted earnings.............     0.52        0.55        0.57        0.53
  Cash dividends...............   0.2367      0.2367      0.2367      0.2367
  Stock price range:
   High........................      32 1/8      37 1/4      39 3/4      46 5/8
   Low.........................       26         29 1/8      34 1/2      37 1/8
   Close.......................      29 5/8      33 5/8      38 7/8      43 3/4

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

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index of documents filed as part of this report:
  Compass Bancshares, Inc. and Subsidiaries
  Financial Statements

                                                                            Page
                                                                            ----
   Independent Auditors' Report............................................  40

   Consolidated Balance Sheets as of
    December 31, 1998 and 1997.............................................  41

   Consolidated Statements of Income for the years ended
    December 31, 1998, 1997 and 1996.......................................  42

   Consolidated Statements of Shareholders' Equity for the years ended
    December 31, 1998, 1997 and 1996.......................................  43

   Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996.......................................  44

   Notes to Consolidated Financial Statements --
    December 31, 1998, 1997 and 1996.......................................  45

   Quarterly Results (Unaudited)...........................................  74

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

    (i) Compass Bancshares, Inc., Employee Stock Ownership Benefit
        Restoration Plan, dated as of May 1, 1997

    (j) Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997

    (k) Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996
  (12) Statement Re: Computation of Ratios................................  78

  (21) Subsidiaries of the Registrant.....................................  79

  (23) Consents of experts and counsel

  (27) Financial Data Schedule (filed electronically only)

  Certain financial statement schedules and exhibits have been omitted because they are not applicable.

Exhibit 12 -- Statement Re: Computation of Ratios

Compass Bancshares, Inc.
Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

                                                       Year Ended December 31
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (in Thousands)
Pretax income......................................  $272,425 $254,820 $229,071
Add fixed charges:
 Interest on deposits..............................   396,707  390,515  380,635
 Interest on borrowings............................   158,450  125,898   91,311
 Portion of rental expense representing interest
  expense..........................................     5,891    5,291    4,658
                                                     -------- -------- --------
  Total fixed charges..............................   561,048  521,704  476,604
                                                     -------- -------- --------
 Income before fixed charges.......................  $833,473 $776,524 $705,675
                                                     ======== ======== ========
  Total fixed charges..............................  $561,048 $521,704 $476,604
Preferred stock dividends..........................     2,996    3,067    2,923
Tax effect of preferred stock dividends............     1,516    1,634    1,653
                                                     -------- -------- --------
Combined fixed charges and preferred stock
 dividends.........................................  $565,560 $526,405 $481,180
                                                     ======== ======== ========
Pretax income......................................  $272,425 $254,820 $229,071
Add fixed charges (excluding interest on deposits):
 Interest on borrowings............................   158,450  125,898   91,311
 Portion of rental expense representing interest
  expense..........................................     5,891    5,291    4,658
                                                     -------- -------- --------
  Total fixed charges..............................   164,341  131,189   95,969
                                                     -------- -------- --------
Income before fixed charges (excluding interest on
 deposits).........................................  $436,766 $386,009 $325,040
                                                     ======== ======== ========
  Total fixed charges..............................  $164,341 $131,189 $ 95,969
Preferred stock dividends..........................     2,996    3,067    2,923
Tax effect of preferred stock dividends............     1,516    1,634    1,653
                                                     -------- -------- --------
Combined fixed charges and preferred stock
 dividends.........................................  $168,853 $135,890 $100,545
                                                     ======== ======== ========
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends:
 Including interest on deposits....................     1.47x    1.48x    1.47x
 Excluding interest on deposits....................     2.59x    2.84x    3.23x

Compass Bancshares, Inc.
Computation of Ratio of Earnings to Fixed Charges

                                                       Year Ended December 31
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (in Thousands)
Pretax income....................................... $272,425 $254,820 $229,071
Add fixed charges:
 Interest on deposits...............................  396,707  390,515  380,635
 Interest on borrowings.............................  158,450  125,898   91,311
 Portion of rental expense representing interest
  expense...........................................    5,891    5,291    4,658
                                                     -------- -------- --------
  Total fixed charges...............................  561,048  521,704  476,604
                                                     -------- -------- --------
 Income before fixed charges........................ $833,473 $776,524 $705,675
                                                     ======== ======== ========
Pretax income....................................... $272,425 $254,820 $229,071
Add fixed charges (excluding interest on deposits):
 Interest on borrowings.............................  158,450  125,898   91,311
 Portion of rental expense representing interest
  expense...........................................    5,891    5,291    4,658
                                                     -------- -------- --------
  Total fixed charges...............................  164,341  131,189   95,969
                                                     -------- -------- --------
 Income before fixed charges (excluding interest on
  deposits)......................................... $436,766 $386,009 $325,040
                                                     ======== ======== ========

Ratio of Earnings to Fixed Charges:
 Including interest on deposits.....................    1.49x    1.49x    1.48x
 Excluding interest on deposits.....................    2.66x    2.94x    3.39x

Exhibit 21 -- Subsidiaries of the Registrant

                           State or Other Jurisdiction
Subsidiaries                    of Incorporation
------------               ---------------------------
Compass Bank                         Alabama
Central Bank of the South            Alabama
Arizona Bank                         Arizona

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPASS BANCSHARES, INC.

Date: February 15, 1999                         /s/ D. Paul Jones, Jr.
                                        By ____________________________________
                                                    D. Paul Jones, Jr.
                                               Chairman and Chief Executive
                                                         Officer

Date: February 15, 1999                          /s/ Garrett R. Hegel
                                        By ____________________________________
                                                     Garrett R. Hegel
                                                 Chief Financial Officer

Date: February 15, 1999                          /s/ Timothy L. Journy
                                        By ____________________________________
                                                    Timothy L. Journy
                                                 Chief Accounting Officer

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

             Directors                                 Date

      /s/ Charles W. Daniel                     February 15, 1999
------------------------------------
         Charles W. Daniel

     /s/ W. Eugene Davenport                    February 15, 1999
------------------------------------
        W. Eugene Davenport

              Directors                                   Date

       /s/ Jack C. Demetree                        February 15, 1999
-------------------------------------
          Jack C. Demetree


     /s/ Marshall Durbin, Jr.                      February 15, 1999
-------------------------------------
        Marshall Durbin, Jr.


      /s/ Tranum Fitzpatrick                       February 15, 1999
-------------------------------------
         Tranum Fitzpatrick


     /s/ Carl J. Gessler, Jr.                      February 15, 1999
-------------------------------------
        Carl J. Gessler, Jr.


      /s/ D. Paul Jones, Jr.                       February 15, 1999
-------------------------------------
         D. Paul Jones, Jr.


        /s/ John S. Stein                          February 15, 1999
-------------------------------------
            John S. Stein


       /s/ Robert J. Wright                        February 15, 1999
-------------------------------------
          Robert J. Wright