Form 10-Q
period 1999-03-31
COMPASS BANCSHARES INC
filed 1999-05-17
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 1999                Commission File No. 0-6032

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

Indicate by check mark whether the registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

              Class                         Outstanding at April 30, 1999
    --------------------------              -----------------------------
    Common Stock, $2 Par Value                       113,540,566


                   The number of pages of this report is 23.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                 Page
-------------------------------------------------------------  ----

Item 1    Financial Statements

     Consolidated Balance Sheets as of March 31, 1999
      and December 31, 1998                                      3

     Consolidated Statements of Income for the Three
      Months Ended March 31, 1999 and 1998                       4

     Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 1999 and 1998                 5

     Consolidated Statements of Comprehensive Income
      for the Three Months Ended March 31, 1999 and 1998         7

     Notes to Consolidated Financial Statements                  8

Item 2   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                    12

Item 3   Quantitative and Qualitative Disclosures About
          Market Risk                                           18

PART II.  OTHER INFORMATION
---------------------------------------------------------------

Item 1   Legal Proceedings                                      19

Item 6   Exhibits and Reports on Form 8-K                       19

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                (In Thousands)
                                  (Unaudited)

                                                   March 31        December 31
                                                     1999              1998
                                                -------------      ------------
ASSETS
Cash and due from banks                          $   807,257        $  831,614
Investment securities (fair value of
  $1,757,863 and  $1,923,938 for 1999 and
  1998, respectively)                              1,738,210         1,896,039
Investment securities available for sale           4,177,650         3,645,761
Trading account securities                            69,610           127,671
Federal funds sold and securities purchased
  under agreements to resell                          42,357            27,786
Loans, net of unearned income                      9,790,948        10,101,285
Allowance for loan losses                           (136,826)         (136,677)
                                                -------------     -------------
     Net loans                                     9,654,122         9,964,608
Premises and equipment, net                          357,126           353,009
Other assets                                         446,336           442,420
                                                -------------     -------------
     Total assets                               $ 17,292,668      $ 17,288,908
                                                =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                         $  2,470,188      $  2,551,958
    Interest bearing                               9,670,456         9,461,488
                                                -------------     -------------
     Total deposits                               12,140,644        12,013,446
  Federal funds purchased and securities
   sold under agreements to repurchase             1,496,034         1,736,066
  Other short-term borrowings                        158,710           159,404
  Accrued expenses and other liabilities             261,376           137,871
  FHLB and other borrowings                        1,935,940         1,945,980
  Guaranteed preferred beneficial interests
   in Company's junior subordinated
   deferrable interest debentures (Note 3)           100,000           100,000
                                                -------------     -------------
     Total liabilities                            16,092,704        16,092,767

Shareholders' equity:
  Preferred stock                                     11,500           28,750
  Common stock of $2 par value:
    Authorized--200,000,000 shares;
    Issued--113,514,798 shares in 1999 and
      75,567,333 shares in 1998                      227,030           151,135
  Surplus                                            129,566           126,813
  Loans to finance stock purchases                    (2,593)           (2,941)
  Unearned restricted stock                           (4,422)           (3,472)
  Accumulated other comprehensive income                 215            10,555
  Retained earnings                                  838,668           885,301
                                                -------------     -------------
     Total shareholders' equity                    1,199,964         1,196,141
                                                -------------     -------------
     Total liabilities and shareholders'
      equity                                    $ 17,292,668      $ 17,288,908
                                                =============     =============


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                      (In Thousands Except Per Share Data)
                                  (Unaudited)

                                                 Three Months Ended
                                                      March 31
                                               ------------------------
                                                 1999          1998
                                               ----------    ----------
INTEREST INCOME:
  Interest and fees on loans                   $  201,579     $ 207,437
  Interest on investment
   securities                                      30,750        18,081
  Interest on investment
   securities available
   for sale                                        63,660        41,479
  Interest on trading account
   securities                                       1,331         1,606
  Interest on federal funds
   sold and securities
   purchased under agreements
   to resell                                          397         1,597
                                               ----------    ----------
   Total interest income                          297,717       270,200

INTEREST EXPENSE:
  Interest on deposits                             98,147        96,666
  Interest on federal funds
   purchased and securities
   sold under agreements to
   repurchase                                      16,974        12,863
  Interest on other short
   -term borrowings                                 1,680         2,079
  Interest on FHLB and other
   borrowings                                      24,900        18,490
  Interest on guaranteed preferred
   beneficial interests in
   Company's junior subordinated
   deferrable interest debentures                   2,058         2,058
                                               ----------    ----------
   Total interest expense                         143,759       132,156
                                               ----------    ----------
      Net interest income                         153,958       138,044
Provision for loan losses                           6,435         8,064
                                               ----------    ----------
      Net interest income
       after provision for
       loan losses                                147,523       129,980

NONINTEREST INCOME:
  Service charges on deposit
   accounts                                        21,951        20,199
  Trust fees                                        4,695         4,796
  Trading account profits and
   commissions                                      3,610         4,309
  Retail investment sales                           5,187         4,197
  Investment securities
   gains, net                                       2,063         2,097
  Other                                            19,774        18,381
                                               ----------    ----------
   Total noninterest income                        57,280        53,979

NONINTEREST EXPENSE:
  Salaries, benefits, and commissions              66,741        59,759
  Net occupancy expense                             9,454         8,704
  Equipment expense                                10,023         9,080
  Professional services                             8,128         8,497
  Merger and integration                            1,382         1,949
  Other                                            28,231        26,994
                                               ----------    ----------
   Total noninterest expense                      123,959       114,983
                                               ----------    ----------
   Net income before income
    tax expense                                    80,844        68,976
Income tax expense                                 27,845        23,371
                                               ----------    ----------
      NET INCOME                               $   52,999    $   45,605
                                               ==========    ==========

BASIC EARNINGS PER SHARE                           $ 0.46        $ 0.41
Basic weighted average shares
 outstanding                                      113,229       110,557
DILUTED EARNINGS PER SHARE                         $ 0.45        $ 0.39
Diluted weighted average shares
 outstanding                                      114,173       113,872
Dividends per share                                $ 0.20       $ 0.175


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                                -----------------------------
                                                    1999             1998
                                                ------------     ------------
Operating Activities:
 Net income                                      $   52,999       $   45,605
Adjustments to reconcile net income to
 cash provided by operations:
  Depreciation and amortization                      13,034           11,721
  Accretion of discount and loan fees                (2,247)          (3,029)
  Provision for loan losses                           6,435            8,064
  Net change in trading account securities           58,061           10,559
  Net change in mortgage loans held
   for sale                                           6,182          (22,801)
  Gain on sale of investment securities              (2,063)          (2,097)
  Loss on sale of premises and equipment                 41               30
  Gain on sale of other real estate owned              (168)             (24)
  Provision for losses on other real estate
   owned                                                -               (186)
  (Increase) decrease in interest receivable         (4,390)             137
  (Increase) decrease in other assets                 3,081           12,032
  Increase (decrease) in interest payable             2,086           (2,980)
  Increase (decrease) in taxes payable              (10,994)          12,008
  Increase (decrease) in other payables               7,509          (49,052)
                                                ------------     ------------
   Net cash provided by operating activities        129,566           19,987

Investing Activities:
 Proceeds from maturities of investment
  securities                                        158,307          204,589
 Purchases of investment securities                     -            (49,735)
 Proceeds from sales of securities
  available for sale                                291,541          446,687
 Proceeds from maturities of
  securities available for sale                     318,703          194,533
 Purchases of securities available for sale        (512,271)        (744,569)
 Net increase in federal funds
  sold and securities purchased
  under agreements to resell                        (14,571)        (229,882)
 Net increase in loan portfolio                    (221,244)         (61,530)
 Purchases of premises and equipment                (12,639)         (14,380)
 Proceeds from sales of other
  real estate owned                                   1,698            1,600
                                                ------------     ------------
   Net cash provided (used) by
    investing activities                              9,524         (252,687)


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                                -----------------------------
                                                    1999             1998
                                                ------------     ------------
Financing Activities:
 Net increase in demand deposits,
  NOW accounts and savings accounts              $  214,432       $  341,018
 Net increase (decrease) in time deposits           (87,234)          12,241
 Net decrease in federal funds
  purchased and securities sold
  under agreements to repurchase                   (240,032)        (114,615)
 Net decrease in short-term
  borrowings                                           (695)         (29,708)
 Repayment of FHLB advances and
  other borrowings                                  (10,063)          (7,589)
 Common dividends paid                              (22,707)         (18,374)
 Preferred stock dividends                             (695)            (766)
 Retirement of preferred stock                      (17,768)             -
 Exercise of stock options of acquired
  entities prior to acquisition                         -                599
 Repayment of loans to finance stock
  purchases                                             925            3,772
 Proceeds from exercise of stock options                390            2,093
                                                ------------     ------------
   Net cash provided (used) by
    financing activities                           (163,447)         188,671
                                                ------------     ------------
Net decrease in cash and due from banks             (24,357)         (44,029)
Cash and due from banks at beginning of period      831,614          793,812
                                                ------------     ------------
Cash and due from banks at end of period         $  807,257       $  749,783
                                                ============     ============

Schedule of noncash investing and
 financing activities:
 Transfers of loans to other real estate owned   $    2,404       $    1,855
 Loans to facilitate the sale of
  other real estate owned                               287               63
 Loans to finance stock purchases                       577              521
 Purchases of securities, not yet settled           125,799          275,003
 Sales of securities, not yet settled                   116           25,386
 Tax benefit realized upon exercise
  of stock options                                      329              414
 Issuance of restricted stock                         2,122            3,015
 Change in unrealized gain/loss on available-
  for-sale securities                               (16,757)             820
 Securitization and tranfer of loans to
  investment securities                             516,997              -
 Receipt/issuance of treasury stock upon
  exercise of stock options                           2,472              943



                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In Thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                       ----------------------
                                                          1999         1998
                                                       ----------   ----------
Net income                                              $ 52,999     $ 45,605
Other comprehensive income, before tax:
 Unrealized holding gain (loss) on
  available for sale securities, net                     (14,575)       2,917
 Less reclassification adjustment for gains
 (losses) on securities available for sale                 2,063        2,097
                                                       ----------   ----------
   Total other comprehensive income, before tax          (16,638)         820

Income tax expense (benefit) related to other
 comprehensive income:
 Unrealized holding gain (loss) on
  available for sale securities, net                      (5,544)       1,404
 Less reclassification adjustment for gains
 (losses) on securities available for sale                   754          770
                                                       ----------   ----------
   Total income tax expense (benefit) related
    to other comprehensive income                         (6,298)         634
                                                       ----------   ----------
   Total other comprehensive income, net of tax          (10,340)         186
                                                       ----------   ----------
     Total comprehensive income                         $ 42,659     $ 45,791
                                                       ==========   ==========


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements


NOTE 1 - General

   The consolidated financial statements of Compass Bancshares, Inc. (the "Company") in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - Business Combinations

   On April 19, 1999, the Company completed the purchase of 15 branches in Arizona from Wells Fargo Bank, N.A. These branches, primarily in the Phoenix area, added approximately $400 million in deposits. The transaction was accounted for under the purchase method of accounting.

NOTE 3 - Capital Securities

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements - Continued

NOTE 4 - Stock Split

   On February 16, 1999, the Company announced a three-for-two stock split that was effected in the form of a 50 percent stock dividend on April 2, 1999, to shareholders of record as of March 15, 1999. Stockholders' equity at March 31, 1999, as presented in the Consolidated Balance Sheets, reflects the issuance of 37,838,166 shares of the Company' common stock on April 2, 1999. Per share information for all periods has been restated to reflect the stock split in accordance with generally accepted accounting principles.

NOTE 5 - Recently Issued Accounting Standards

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements - Continued

NOTE 6 - Earnings Per Share

                                         Three Months Ended
                                              March 31
                                        ---------------------
                                           1999        1998
                                        ----------  ---------
                                  (In Thousands Except Per Share Data)
                                             (Unaudited)
   BASIC EARNINGS PER SHARE:
   Net income                            $ 52,999   $ 45,605
   Less: Dividends on non-convertible
    and convertible preferred stock and
    redemption premium                      1,326        766
                                        ----------  ---------
   Net income available to
    common shareholders                  $ 51,673   $ 44,839
                                        ==========  =========
   Weighted average shares outstanding    113,229    110,557
                                        ==========  =========
   Basic earnings per share              $   0.46   $   0.41
                                        ==========   ========
   DILUTED EARNINGS PER SHARE:
   Net income                            $ 52,999   $ 45,605
    Less: dividends on non-convertible
     preferred stock and redemption
     premium                                1,213        696
                                        ----------  ---------
   Net income available to
    common shareholders
    and assumed conversions              $ 51,786   $ 44,909
                                        ==========  =========
   Weighted average shares outstanding    113,229    110,557

   Net effect of the assumed exercise
    of stock options and nonvested
    restricted stock - based on the
    treasury stock method using
    average market price for the
    period                                    944      1,625
   Assumed conversion of
    preferred stock                           -        1,690
                                        ---------   ---------
   Total weighted average shares and
     common stock equivalents
     outstanding                          114,173    113,872
                                        ==========  =========
   Diluted earnings per share            $   0.45   $   0.39
                                        ==========  =========


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements - Continued

NOTE 7 - Segment Information

   The following tables present the segment information for the Company's segments as of and for the periods ended March 31, 1999 and 1998. Due to impracticality, prior period information has not been restated to reflect the securitization and transfer from other segments, predominantly the Retail Banking segment, to the Treasury segment for segment reporting purposes of approximately $1 billion in real estate mortgages. This transfer, along with the increase in the investment securities portfolios from purchases of securities, resulted in increased interest income for the Treasury segment in the period ended March 31, 1999. For a discussion of the Company's segments, refer to Note 16 of the "Notes to the Consolidated Financial Statements" as presented in the Company's 1998 Form 10-K.

                  For the Three Months Ended March 31, 1999
                                (in Thousands)

                             Corporate    Community      Retail       Asset
                              Banking      Banking      Banking     Management
                             ----------   ----------   -----------  ----------
Income Statement
 Net interest income         $   43,159   $   34,997   $    35,205   $   6,505
 Noninterest income               9,987       11,568        25,403       5,305
 Noninterest expense             17,178       20,226        34,124       5,387
                             ----------   ----------    ----------   ---------
 Segment net income              35,968       26,339        26,484       6,423

Balance Sheet
 Average total assets        $4,643,527   $2,021,506   $   875,055   $ 357,501
 Average total loans          4,494,138    1,857,194       790,907     349,804
 Average total deposits       1,845,225    3,966,070     4,993,138     681,381


                                          Corporate
                                           Support
                              Treasury    and Other   Consolidated
                             ----------  ------------ ------------
Income Statement
 Net interest income         $   37,337  $    (3,245)  $   153,958
 Noninterest income               4,485          532        57,280
 Noninterest expense                986       46,058       123,959
                             ----------     ---------  -----------
 Segment net income              40,836      (48,771)       87,279
 Provision for loan losses                                   6,435
                                                       -----------
 Net income before income
  tax expense                                               80,844
 Income tax expense                                         27,845
                                                       -----------
 Net income                                            $    52,999
                                                       ===========
Balance Sheet
 Average total assets        $8,605,151   $  481,231   $16,983,972
 Average total loans          1,348,753      957,686     9,798,482
 Average total deposits       1,046,704     (580,183)   11,952,336



                  For the Three Months Ended March 31, 1998
                                 (in Thousands)

                             Corporate    Community      Retail       Asset
                               Banking      Banking      Banking    Management
                             ----------   ----------   -----------  ----------
Income Statement
 Net interest income            $38,407      $34,233       $37,462      $5,592
 Noninterest income               9,508       10,297        23,045       5,488
 Noninterest expense             16,106       20,316        32,536       5,368
                             ----------   ----------    ----------   ---------
 Segment net income              31,809       24,214        27,971       5,712

Balance Sheet
 Average total assets        $4,213,863   $1,945,273    $1,080,256    $355,028
 Average total loans          4,038,439    1,796,975       953,750     344,364
 Average total deposits       1,522,213    3,609,339     4,979,538     500,991



                                          Corporate
                                           Support
                              Treasury    and Other   Consolidated
                             ----------  ------------ ------------
Income Statement
 Net interest income            $19,197       $3,153      $138,044
 Noninterest income               4,876          765        53,979
 Noninterest expense              1,236       39,421       114,983
                             ----------    ---------   -----------
 Segment net income              22,837      (35,503)       77,040
 Provision for loan losses                                   8,064
                                                       -----------
 Net income before income
  tax expense                                              68,976
 Income tax expense                                         23,371
                                                       -----------
 Net income                                                $45,605
                                                       ===========
Balance Sheet
 Average total assets        $5,826,411   $1,233,951   $14,654,781
 Average total loans          1,179,392    1,235,388     9,548,308
 Average total deposits         474,467     (195,900)   10,890,648


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             Results of Operations

Forward-Looking Information

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

Overview

   Net income for the quarter ended March 31, 1999, increased 16 percent to $53.0 million while diluted earnings per share increased 15 percent to $0.45. Net interest income increased 12 percent to $154.0 million from the first quarter of 1998. Noninterest income increased 6 percent to $57.3 million during the first quarter of 1998 while noninterest expense increased 8 percent to $124.0 million.

Net Interest Income

   Net interest income for the quarter ended March 31, 1999, increased $15.9 million over the first quarter of 1998 to $154.0 million. The increase in interest income was primarily due to an increase in average earning assets of $2.3 billion, or 17 percent, partially offset by a 49 basis point decrease in the average yield on earning assets from 8.23 percent to 7.74 percent. The largest portion of the increase in average earning assets from the first quarter of 1998 to the first quarter of 1999 occurred in the average balance of investment securities available for sale, which increased 52 percent, or $1.3 billion, primarily due to the securitization of approximately $1 billion in real estate mortgages and their transfer to investment securities available for sale ($500 million each in September, 1998, and February, 1999). Average loans, including the impact of loans securitized and transferred, increased three percent from the first quarter of 1998. Excluding the impact of the securitizations discussed above and the securitization and sale of approximately $400 million in indirect auto loans in June, 1998, average loans grew 18 percent from the prior year period. Additionally, the average balance of investment securities increased by approximately $800 million.
   Interest expense for the quarter ended March 31, 1999, increased by $11.6 million, or 9 percent, from the first quarter of 1998, due principally to an 18 percent increase in total interest bearing liabilities partially offset by a 35 basis point decrease in the rate paid on liabilities. The increase in interest bearing liabilities was principally due to an almost $900 million increase in deposits, primarily savings accounts, along with a $500 million increase in average federal funds purchased and securities sold under agreements to repurchase and a $600 million increase in average FHLB and other borrowings. The decrease in the rate paid on interest bearing liabilities was primarily a function of decreases in the rates paid on each category of interest bearing liability.

Net Interest Margin

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the first quarter of 1999, the net interest margin, on a tax-equivalent basis, was 4.01 percent compared to 4.22 percent for the same period in 1998. This decrease resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. The yield on interest earning assets for the first quarter decreased 49 basis points, including a 47 basis point decrease in the yield on loans, while the yield on interest bearing liabilities decreased 35 basis points.
   During the first quarter of 1999, the Company's net interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by 11 basis points as compared to a 7 basis point impact for the same period in 1998.
   The following table details the components of the change in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three month period ended March 31, 1999, as compared to the comparable period of 1998 (in thousands):

                                            Three Months Ended
                                                  March 31
                                  -------------------------------------------
                                   Change
                                    1998              Attributed to
                                     to     ----------------------------------
                                    1999     Volume         Rate         Mix
                                  --------  --------     ---------    --------
Interest income:
  Loans                           $(5,869)   $ 5,438     $(11,019)    $  (288)
  Investment securities            12,516     14,333       (1,031)       (786)
  Investment securities available
   for sale                        22,358     21,870          320         168
  Trading account securities         (286)      (200)         (98)         12
  Fed funds and resale agreements  (1,201)    (1,129)        (245)        173
                                  --------   --------    ---------    --------
    Increase in interest income   $27,518    $40,312     $(12,073)    $  (721)
                                  ========   ========    =========    ========
Interest expense:
  Deposits                        $ 1,481    $10,745      $(9,130)    $  (134)
  Fed funds purchased and repos     4,111      6,768       (1,741)       (916)
  Other short-term borrowings        (399)      (115)        (300)         16
  FHLB and other borrowings*        6,410      8,868       (1,717)       (741)
                                  --------   --------    ---------    --------
    Increase in interest expense  $11,603    $26,266     $(12,888)    $(1,775)
                                  ========   ========    =========    ========


     * Includes Capital Securities.

Noninterest Income and Noninterest Expense

   During the first quarter of 1999, noninterest income increased $3.3 million, or 6 percent, to $57.3 million, due primarily to a $1.8 million increase in service charges on deposit accounts, a $1.4 million increase in other income, and a $1.0 million increase in retail investment sales income. The increase in service charges on deposit accounts was due to the increase in deposits while the increase in other income was due to increased mortgage banking income, credit card fees, and the first quarter activity of newly-acquired Albrecht and Associates, which provides specialized divestment and advisory services to the oil and gas production industry. Trading account profits and commissions decreased $700,000 to $3.6 million in the first quarter of 1999. At March 31, 1999, trading account securities totaled approximately $70 million as compared to $102 million a year ago.
   Noninterest expense increased $9.0 million, or 8 percent, during the first quarter of 1999 primarily due to increased salaries and benefits. Salaries increased $7.0 million, or 12 percent, for the first quarter as the result of regular merit increases, increased incentive expense, and increased employee benefits. Equipment expense increased 10 percent in the first quarter of 1999 due to increased computer equipment depreciation and software amortization.

Income Taxes

   Income tax expense increased by $4.5 million, or 19 percent, during the first three months of 1999 compared to the same period in 1998 as pretax income increased 17 percent. The effective tax rate for the first three months of 1999 was 34.4 percent, up slightly from the 33.9 percent effective tax rate for the same period in 1998.

Provision and Allowance for Loan Losses

   The provision for loan losses for the three months ended March 31, 1999, decreased $1.6 million from the same period in 1998 due to a 22 percent decrease in net loan charge-offs during the period. Net loan charge-offs expressed as an annualized percentage of average loans for the first three months of 1999 were 0.26 percent, down from 0.34 percent for the first three months of 1998. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at March 31, 1999, was $137 million. The ratio of the allowance for loan losses to loans outstanding was 1.40 percent at March 31, 1999, up from 1.35 percent at December 31, 1998.

Nonperforming Assets and Past Due Loans

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $56.1 million at March 31, 1999, increasing less than one percent from December 31, 1998, as nonaccrual loans were unchanged and other real estate increased slightly. At March 31, 1999, the allowance for loan losses as a percentage of nonperforming loans was 281 percent as compared to 279 percent at December 31, 1998. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due decreased from 237 percent at December 31, 1998, to 232 percent at March 31, 1999.
   Nonperforming assets as a percentage of total loans and other real estate owned increased slightly to 0.57 percent at March 31, 1999, from 0.55 percent at December 31, 1998. The amount recorded in other repossessed assets at March 31, 1999, was $1.2 million, down 34 percent from $1.8 million at December 31, 1998. Loans past due ninety days or more but still accruing interest increased 17 percent from $8.7 million at December 31, 1998, to $10.2 million at March 31, 1999.
   As discussed in the Company's 1998 Form 10-K, three percent of the Company's loan portfolio is represented by loans to energy-related companies that are dependent on oil and natural gas production as a source of repayment. The low level of energy prices during the latter half of 1998 adversely impacted this segment of the Company's portfolio. As energy prices have rebounded during the first quarter of 1999, a continuation of the current level of energy prices has the potential to significantly reduce the risk of credit loss in the energy portfolio. However, this segment of the portfolio continues to experience considerable stress as a result of an extended period of depressed oil prices.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

Year 2000 Issues

   The Company initiated a program in 1997 to review all of the computer systems of the Company in order to determine whether the systems were Year 2000 compliant. This study not only involved identifying any required modifications or replacements of certain hardware and software maintained by the Company, but also receiving assurance from vendors that the appropriate actions have been taken or are being taken by them to remedy their Year 2000 issues for computer systems that the vendors are responsible for maintaining and that are relied upon by the Company.
   As a financial institution, the Company's compliance has been closely monitored by federal regulatory agencies which have completed two examinations of the Company and its Year 2000 readiness in the past twelve months. The Company is not aware of any existing regulatory restrictions imposed on it by the federal regulatory authorities as a result of the Company's current plan and implementation.
   As of March 31, 1999, the Company has identified its information technology ("IT") and non-IT systems and has completed the assessment phase of each system's Year 2000 readiness. IT systems within the Company include mainframe computer applications, including loan and deposit systems, while non-IT systems typically include embedded technology, for example, microcontrollers in elevators. In connection with the identification process, each system was classified as to its importance within the Company with systems categorized in one of four categories: mission critical, medium priority, low priority or immaterial. Mission critical systems are those identified as vital to a core business activity of the Company.
   For each IT and non-IT system that was assessed as Year 2000 compliant, testing was performed to confirm compliance while for each system that was found to be not Year 2000 compliant, a three-step plan involving renovation, validation and implementation was developed to bring the system into compliance. Renovation is comprised of modifying or replacing hardware and software in order to make the system compliant (the "Renovation Phase"). Validation involves testing the system to determine compliance after modification (the "Validation Phase"). Implementation entails bringing the compliant system into production (the "Implementation Phase"). As of March 31, 1999, none of the Company's mission critical systems were in the Renovation Phase, 4 percent were in the Validation Phase, and 96 percent were in the Implementation Phase. With regard to all mission critical systems, the Company's plan calls for the substantial completion of the Implementation Phase by June 30, 1999.
   In addition, the Company is also taking appropriate actions to receive assurance that its customers, principally commercial lending customers, are taking necessary steps to address their Year 2000 issues due to the fact that noncompliance could adversely effect their ability to repay borrowings to the Company. As of March 31, 1999, the Company has evaluated the readiness of a majority of its commercial lending customers as well as a substantial majority of its financial instrument issuers, broker/dealer counterparties, and federal funds counterparties. Based on these assessments, management currently believes that there is a low risk of a material detrimental impact on the Company's results of operations and financial position because of third party business disruptions or failures related to Year 2000 events. The Company's assessment of these parties will be ongoing throughout 1999 in order to identify any changes in third party readiness that could negatively impact the Company.
   The Company expects to pay less than $25 million related to Year 2000 compliance and anticipates remaining additional payments of approximately
$2.7 million. A substantial portion of these costs have been or will be capitalized in the installation of software and hardware and will be amortized over the life of the related assets. There has been no material increase in IT salaries expense due to Year 2000 compliance activities as many of the system renovations have coincided with previously planned system replacements or enhancements, the costs of which have been included in the costs disclosed above. The deferral of certain other IT projects in order to assure Year 2000 readiness has not had, and is not expected to have, a material impact on the Company's financial condition and results of operations.
   While a failure to achieve Year 2000 compliance with regard to the Company's IT and non-IT systems could have an adverse impact on the Company's results of operations and financial condition due to inability to perform normal lending, investing and deposit gathering functions, the Company believes that its Year 2000 readiness will be essentially completed by the target date of June 30, 1999, and that any impact of failure to achieve Year 2000 compliance with any of the Company's systems will be immaterial.
   The Company's contingency plans have concentrated on potential funding needs that may arise if there are disruptions in the Company's normal sources of funds as a result of Year 2000 events, including increased withdrawals by depositors and the inability of corporate customers to maintain their usual levels of deposits because of disruptions in their business caused by Year 2000-related computer problems. The plan also addresses the possibility that some of the Company's federal funds counterparties may be unable to sell federal funds to the Company and that some of the Company's downstream federal funds counterparties may increase borrowing over normal levels. However, the Company's plan does not address funding requirements arising from the systemic failure of the financial system in the United States or globally. The Company's plan also addresses other potential failures by third parties to fully remedy their systems. This plan will be continually updated as more information becomes available on the Year 2000 status of the Company's funds providers and as funding sources are evaluated and procedures to access those sources are put in place.

                              Financial Condition

Overview

   Total assets at March 31, 1999, were $17.3 billion, unchanged from December 31, 1998. The Company redeemed its outstanding Series F preferred stock of $17.25 million during the first quarter of 1999. Additionally, the Company's March 31, 1999 balance sheet reflects the effect of the Company's three-for-two stock split that was effective April 2, 1999.

Assets and Funding

   At March 31, 1999, earning assets totaled $15.8 billion, unchanged from December 31, 1998. The mix of earning assets shifted moderately toward investment securities in the first three months of 1999 as a result of the first quarter real estate mortgage securitization discussed earlier with total investment securities comprising 37 percent of total earning assets at March 31, 1999, up from 35 percent at December 31, 1998, while the percentage of earning assets represented by loans decreased to 62 percent from 64 percent.
   Increases in total deposits and accrued expenses and other liabilities during the first three months of 1999 offset a decrease in federal funds purchased and securities sold under agreements to repurchase. The increase in accrued expenses and other liabilities was principally due to investment securities purchases with trade dates prior to March 31, 1999, that did not settle until April. At March 31, 1999, deposits accounted for 70 percent of the Company's funding, up slightly from year end.

Liquidity and Capital Resources

   Net cash provided by operating activities totaled $130 million for the three months ended March 31, 1999. Net cash provided by investing activities of $10 million consisted of proceeds from maturities of investment securities of $158 million, proceeds from maturities of securities available for sale of $319 million and proceeds from sales of securities available for sale of $291 million offset by $512 million in purchases of investment securities available for sale, a $221 million increase in loans outstanding, and an increase in federal funds sold and securities purchased under agreements to resell of $15 million. Net cash used by financing activities of $163 million consisted of a $127 million increase in deposits reduced by a decrease in federal funds purchased and securities sold under agreements to repurchase of $240 million, the retirement of preferred stock of $18 million, the repayment of $10 million in FHLB advances and other borrowings, and the payment of $23 million in common stock and preferred stock dividends.
   Total shareholders' equity at March 31, 1999, was 6.94 percent of total assets compared to 6.92 percent at December 31, 1998. The leverage ratio, defined as period-end common equity and the Capital Securities adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 7.14 percent at March 31, 1999, and 7.26 percent at December 31, 1998. Similarly, the Company's tangible leverage ratio, defined as period-end common equity and the Capital Securities adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, was 7.05 percent at March 31, 1999, compared to 7.16 percent at December 31, 1998.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of March 31, 1999, exceeded the target ratios of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at March 31, 1999, were 8.76 percent and 10.55 percent, respectively, compared to 8.81 percent and
10.71 percent at December 31, 1998. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.


                COMPASS BANCSHARES, INC. AND SUBSIDIARIES
              Allowance for Loan Losses/Nonperforming Assets
                              (In Thousands)
                               (Unaudited)

                                                     Three Months Ended
                                                           March 31
                                                  -------------------------
                                                     1999           1998
                                                  ----------     ----------
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                    $ 136,677      $ 135,225
Add: Provision charged to earnings                    6,435          8,064
Deduct: Loans charged off                             9,096         10,244
        Loan recoveries                              (2,810)        (2,192)
                                                  ----------     ----------
  Net charge-offs                                     6,286          8,052
                                                  ----------     ----------
Balance at end of period                          $ 136,826      $ 135,237
                                                  ==========     ==========

Net charge-offs as a percentage of
  average loans (annualized)                          0.26%          0.34%
Recoveries as a percentage of charge-offs            30.89%         21.40%


                                                  March 31      December 31
                                                    1999           1998
                                                 ----------     -----------
NONPERFORMING ASSETS
Nonaccrual loans                                 $   48,246      $  48,250
Renegotiated loans                                      523            665
                                                 ----------     -----------
  Total nonperforming loans                          48,769         48,915
Other real estate                                     7,304          6,657
                                                 ----------     -----------
  Total nonperforming assets                     $   56,073      $  55,572
                                                 ==========     ===========

Accruing loans ninety days
 or more past due                                $   10,171      $   8,699

Other repossessed assets                              1,170          1,779

Allowance for loan losses                           136,826        136,677

Allowance as a percentage of loans                    1.40%          1.35%
Total nonperforming loans as a percentage
  of loans                                            0.50%          0.48%
Total nonperforming assets as a percentage
  of loans and ORE                                    0.57%          0.55%
Accruing loans ninety days past due as a
  percentage of loans                                 0.10%          0.09%
Allowance for loan losses as a percentage of
  nonperforming loans                               280.56%        279.42%
Allowance for loan losses as a percentage of
  nonperforming assets                              244.01%        245.95%



                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Quantitative and Qualitative Disclosures About Market Risk
                                (In thousands)
                                  (Unaudited)
   The Company's interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described on page 20 of its December 31, 1998 Form 10-K. Net interest income sensitivities over a one-year time horizon as of March 31, 1999 and December
31, 1998 are shown below.

                                                            Percentage
                                                         Increase/(Decrease)
                                                         in Interest Income/
                                                           Expense Given
                                                           Immediate and
                               Principal/Notional        Sustained Parallel
                               Amount of Earning        Interest Rate Shifts
                                Assets, Interest    ---------------------------
                               Bearing Liabilities    Down 100        Up 100
                                    and Swaps       Basis Points   Basis Points
                               -------------------  ------------   ------------
December 31, 1998:
Assets which reprice in:
  One year or less                 $5,670,836          (10.97)%       10.71%
  Over one year                    10,127,706           (5.88)         2.87
                                 ------------
                                  $15,798,542           (7.73)         5.72
                                 ============

Liabilities which reprice in:
  One year or less                 $9,967,789          (14.09)        17.44
  Over one year                     3,435,149           (4.84)         9.23
                                 ------------
                                  $13,402,938          (11.08)        14.77
                                 ============

Non-trading swaps                  $1,577,714           33.20        (37.13)
                                 ============

Total net interest income
 sensitivity                                            (4.34)        (3.03)


March 31, 1999:
Assets which reprice in:
  One year or less                 $5,470,144          (11.30)%       11.01%
  Over one year                    10,348,631           (4.59)         2.28
                                 ------------
                                  $15,818,775           (7.01)         5.43
                                 ============

Liabilities which reprice in:
  One year or less                 $9,795,353          (14.30)        17.65
  Over one year                     3,585,887           (4.77)         8.84
                                 ------------
                                  $13,381,240          (11.11)        14.70
                                 ============

Non-trading swaps                  $1,838,351           63.05       (104.51)
                                 ============

Total net interest income
 sensitivity                                            (2.40)        (4.39)



   As shown in the table above, from December 31, 1998 to March 31, 1999, net interest income sensitivity decreased in the down-rate scenario and increased in the up-rate scenario. Both of these movements are due in large part to the increase in the general level of interest rates during the first quarter of 1999. This increase in interest rates caused estimated prepayments on mortgage loans and mortgage-backed securities, including CMOs, to slow. Slower prepayments resulted in a smaller amount of cashflows requiring reinvestment at lower rates in a down-rate scenario, thereby, decreasing sensitivity to lower rates. However, slower prepayments also resulted in smaller cashflows available to reinvest at higher rates in the up-rate scenario, hence, increasing sensitivity to higher rates. The addition of receive-fixed structured swaps to replace swaps that are anticipated to roll off in the second quarter also contributed to the changes in sensitivity.

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION                                               Page
------------------------------------------------------------------------- ----

Item 6    Exhibits and Reports on Form 8-K (continued)
------    --------------------------------------------

(10)(g) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h)to the Company's Form 10-K for the year ended December 31, 1994, filed February 27, 1995, with the Securities and Exchange Commission)

(10)(h) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to the Company's Registration Statement on Form S-4, Registration No. 333-15373, filed November 1, 1996, with the Securities and Exchange Commission)

(10)(i) Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to the December 31, 1997 Form 10-K filed with the Securities and Exchange Commission)

(10)(j) Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to the December 31, 1997 Form 10-K filed with the Securities and Exchange Commission)

(10)(k) Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996 (incorporated by reference to Exhibit 10(l) to the December 31, 1997 Form 10-K filed with the Securities and Exchange Commission)

(12)(a)   Ratio of Earnings to Combined Fixed Charges and
          Preferred Stock Dividends                                        22

(12)(b)   Ratio of Earnings to Fixed Charges                               23


(27)      Financial Data Schedule (Filed electronically only)


(b)  Reports on Form 8-K

   On March 25, 1999, the Company filed a Form 8-K disclosing operating results for the month ended January 31, 1999.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  May 14, 1999                                   /s/ GARRETT R. HEGEL
  ------------                                   ---------------------------
       Date                                      By Garrett R. Hegel, as its
                                                 Chief Financial Officer