Form 10-Q
period 1999-06-30
COMPASS BANCSHARES INC
filed 1999-08-11
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 1999         Commission File No. 0-6032

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

                             Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                  Class                 Outstanding at July 31, 1999
       --------------------------       ----------------------------
       Common Stock, $2 Par Value                113,629,765

                   The number of pages of this report is 25.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                              Page
--------------------------------------------------------------------        ----

Item 1 Financial Statements

       Consolidated Balance Sheets as of June 30, 1999 and December 31,
        1998                                                                  3

       Consolidated Statements of Income for the Three and Six Months Ended
        June 30, 1999 and 1998                                                4

       Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 1999 and 1998                                                5

       Consolidated Statements of Comprehensive Income for the Three and
        Six Months Ended June 30, 1999 and 1998                               7

       Notes to Consolidated Financial Statements                             8

Item 2 Management's Discussion and Analysis of Results of Operations and
        Financial Condition                                                  12

Item 3 Quantitative and Qualitative Disclosures About Market Risk            20

PART II. OTHER INFORMATION
--------------------------------------------------------------------

Item 1  Legal Proceedings                                                    21

Item 4  Submission of Matters to Vote of Security Holders                    21

Item 6  Exhibits and Reports on Form 8-K                                     21


                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                   (In Thousands)
                                     (Unaudited)

                                                      June 30       December 31
                                                        1999            1998
                                                    ------------    ------------
ASSETS
Cash and due from banks                             $   648,178     $   831,614
Investment securities (fair value of
  $1,588,780 and  $1,923,938 for 1999 and
  1998, respectively)                                 1,619,186       1,896,039
Investment securities available for sale              4,114,922       3,645,761
Trading account securities                               76,466         127,671
Federal funds sold and securities purchased
  under agreements to resell                             45,734          27,786
Loans                                                10,465,843      10,101,285
Allowance for loan losses                              (139,728)       (136,677)
                                                    ------------    ------------
     Net loans                                       10,326,115       9,964,608
Premises and equipment, net                             376,104         353,009
Other assets                                            524,623         442,420
                                                    ------------    ------------
     Total assets                                   $17,731,328     $17,288,908
                                                   =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest bearing                             $ 2,579,277     $ 2,551,958
    Interest bearing                                 10,031,325       9,461,488
                                                    ------------    ------------
     Total deposits                                  12,610,602      12,013,446
  Federal funds purchased and securities
   sold under agreements to repurchase                1,307,919       1,736,066
  Other short-term borrowings                           216,946         159,404
  Accrued expenses and other liabilities                 77,877         137,871
  FHLB and other borrowings                           2,238,890       1,945,980
  Guaranteed preferred beneficial interests
   in Company's junior subordinated
   deferrable interest debentures (Note 3)              100,000         100,000
                                                    ------------    ------------
     Total liabilities                               16,552,234      16,092,767

Shareholders' equity:
  Preferred stock                                        11,500          28,750
  Common stock of $2 par value:
    Authorized--200,000,000 shares;
    Issued--113,587,586 shares in 1999 and
      75,567,333 shares in 1998                         227,175         151,135
  Surplus                                               130,502         126,813
  Loans to finance stock purchases                       (2,836)         (2,941)
  Unearned restricted stock                              (3,750)         (3,472)
  Accumulated other comprehensive income                (52,776)         10,555
  Retained earnings                                     869,279         885,301
                                                    ------------    ------------
     Total shareholders' equity                       1,179,094       1,196,141
                                                    ------------    ------------
     Total liabilities and shareholders'
      equity                                        $17,731,328     $17,288,908
                                                    ============    ============



                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                        (In Thousands Except Per Share Data)
                                   (Unaudited)


                                  Three Months Ended      Six Months Ended
                                       June 30                 June 30
                                ----------------------  ----------------------
                                   1999        1998        1999        1998
                                ----------  ----------  ----------  ----------
INTEREST INCOME:
  Interest and fees on loans     $209,526    $215,400    $411,105    $422,837
  Interest on investment
   securities                      28,267      15,740      59,017      33,821
  Interest on investment
   securities available
   for sale                        66,741      43,681     130,401      85,160
  Interest on trading account
   securities                       1,314       1,281       2,645       2,887
  Interest on federal funds
   sold and securities
   purchased under agreements
   to resell                          768       1,794       1,165       3,391
                                ----------  ----------  ----------  ----------
   Total interest income          306,616     277,896     604,333     548,096

INTEREST EXPENSE:
  Interest on deposits            100,619     101,468     198,766     198,134
  Interest on federal funds
   purchased and securities
   sold under agreements to
   repurchase                      19,366      11,928      36,340      24,791
  Interest on other short
   -term borrowings                 2,248       2,284       3,928       4,363
  Interest on FHLB and other
   borrowings                      23,360      17,936      48,260      36,426
  Interest on guaranteed prefer-
   red beneficial interests in
   Company's junior subordinated
   deferrable interest
   debentures                       2,057       2,057       4,115       4,115
                                ----------  ----------  ----------  ----------
   Total interest expense         147,650     135,673     291,409     267,829
                                ----------  ----------  ----------  ----------
      Net interest income         158,966     142,223     312,924     280,267
Provision for loan losses           8,389       8,531      14,824      16,595
                                ----------  ----------  ----------  ----------
      Net interest income
       after provision for
       loan losses                150,577     133,692     298,100     263,672

NONINTEREST INCOME:
  Service charges on deposit
   accounts                        25,372      21,883      47,323      42,082
  Asset management fees             4,645       3,714       9,340       8,510
  Trading account profits and
   commissions                      2,287       2,851       5,897       7,160
  Retail investment sales           5,818       5,266      11,005       9,463
  Investment securities
   gains, net                          35         222       2,098       2,319
  Gain on sale of securitized
   loans                              -         4,264         -         4,264
  Other                            20,127      18,068      39,901      36,449
                                ----------  ----------  ----------  ----------
   Total noninterest income        58,284      56,268     115,564     110,247

NONINTEREST EXPENSE:
  Salaries, benefits and
   commissions                     63,084      61,669     129,825     121,428
  Net occupancy expense             9,356       8,726      18,810      17,430
  Equipment expense                10,537       9,066      20,560      18,146
  Professional services            10,186       9,085      18,314      17,582
  Merger and integration            1,548       1,804       2,930       3,753
  Other                            31,985      27,757      60,216      54,751
                                ----------  ----------  ----------  ----------
   Total noninterest expense      126,696     118,107     250,655     233,090
                                ----------  ----------  ----------  ----------
   Net income before income
    tax expense                    82,165      71,853     163,009     140,829
Income tax expense                 28,469      24,314      56,314      47,685
                                ----------  ----------  ----------  ----------
      NET INCOME                  $53,696     $47,539    $106,695    $ 93,144
                                ==========  ==========  ==========  ==========
BASIC EARNINGS PER SHARE            $0.47       $0.42       $0.93       $0.83
Basic weighted average shares
 outstanding                      113,309     110,850     113,269     110,704
DILUTED EARNINGS PER SHARE          $0.47       $0.42       $0.92       $0.81
Diluted weighted average shares
 outstanding                      114,583     114,023     114,383     113,865
Dividends per common share          $0.20      $0.175       $0.40       $0.35




                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                  (In Thousands)
                                    (Unaudited)

                                                       Six Months Ended
                                                           June 30
                                                 -----------------------------
                                                     1999             1998
                                                 ------------     ------------
Operating Activities:
 Net income                                       $  106,695       $   93,144
 Adjustments to reconcile net income to
  cash provided by operations:
  Depreciation and amortization                       27,655           22,960
  Accretion of discount and loan fees                 (4,547)          (6,330)
  Provision for loan losses                           14,824           16,595
  Net change in trading account securities            51,205           29,854
  Net change in mortgage loans held
   for sale                                           17,847          (22,492)
  Gain on sale of securitized loans                      -             (4,264)
  Gain on sale of securities available for sale       (2,098)          (2,319)
  (Gain) loss on sale of premises and equipment         (124)             168
  Gain on sale of other real estate owned               (428)            (206)
  Provision for losses on other real estate
   owned                                                 (42)            (186)
  Increase in interest receivable                    (11,159)          (6,470)
  (Increase) decrease in other assets                 (5,462)          28,135
  Decrease in interest payable                       (11,630)          (6,530)
  Increase (decrease) in taxes payable               (11,359)           7,100
  Increase (decrease) in other payables                1,360          (33,650)
                                                 ------------     ------------
   Net cash provided by operating activities         172,737          115,509

Investing Activities:
 Proceeds from maturities of investment
  securities                                         277,535          358,423
 Purchases of investment securities                      -           (842,920)
 Proceeds from sales of securities
  available for sale                                 297,472          455,136
 Proceeds from maturities of
  securities available for sale                      583,376          436,408
 Purchases of securities available for sale         (930,682)        (848,607)
 Net increase in federal funds
  sold and securities purchased
  under agreements to resell                         (17,948)         (40,056)
 Net increase in loan portfolio                     (819,214)        (425,238)
 Sale of securitized loans                               -            359,680
 Purchase of branches                                209,664              -
 Purchases of premises and equipment                 (34,772)         (29,193)
 Proceeds from sales of other
  real estate owned                                    3,710            3,145
                                                 ------------     ------------
   Net cash used by investing activities            (430,859)        (573,222)


                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                   (In Thousands)
                                     (Unaudited)

                                                        Six Months Ended
                                                            June 30
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
Financing Activities:
 Net increase in demand deposits,
  NOW accounts and savings accounts                $  383,813        $ 434,293
 Net increase (decrease) in time deposits            (169,311)          62,851
 Net decrease in federal funds
  purchased and securities sold
  under agreements to repurchase                     (428,147)        (201,079)
 Net increase in short-term
  borrowings                                           57,542           38,238
 Issuance of FHLB advances and
  other borrowings                                    782,992          146,000
 Repayment of FHLB advances and
  other borrowings                                   (490,131)        (107,648)
 Common dividends paid                                (45,420)         (36,793)
 Preferred stock dividends                               (997)          (1,533)
 Retirement of preferred stock                        (17,768)             -
 Exercise of stock options of acquired
  entities prior to acquisition                           -                599
 Repayment of loans to finance stock
  purchases                                             1,322            4,606
 Proceeds from exercise of stock options                  791            3,593
                                                  ------------     ------------
   Net cash provided by
    financing activities                               74,686          343,127
                                                  ------------     ------------
Net decrease in cash and due from banks              (183,436)        (114,586)
Cash and due from banks at beginning of period        831,614          793,812
                                                  ------------     ------------
Cash and due from banks at end of period           $  648,178        $ 679,226
                                                  ============     ============

Schedule of noncash investing and
 financing activities:
 Transfers of loans to other real estate owned     $    4,055        $   4,799
 Loans to facilitate the sale of
  other real estate owned                                 994               63
 Loans to finance stock purchases                       1,217            1,163
 Purchases of securities, not yet settled                 -            204,810
 Sales of securities, not yet settled                     116           25,386
 Tax benefit realized upon exercise
  of stock options                                        351              419
 Issuance of restricted stock                           2,122            3,014
 Assets retained in loan securitization and sale          -             36,593
 Change in unrealized gain/loss on available-
  for-sale securities                                (101,910)           8,151
 Securitization and tranfer of loans to
  investment securities                               516,997              -

  Acquisition of branches:
    Liabilities assumed                            $  382,769
    Assets acquired                                   173,105
                                                  ------------
       Net liabilities assumed                     $  209,664
                                                  ============


                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Income
                                   (In Thousands)
                                     (Unaudited)

                                      Three Months Ended    Six Months Ended
                                            June 30             June 30
                                     --------------------  -------------------
                                        1999       1998       1999      1998
                                     ---------- ---------  --------- ---------
Net income                            $ 53,696  $ 47,539   $106,695  $ 93,144
Other comprehensive income, before
 tax:
 Unrealized holding gain (loss) on
  securities available for sale, net   (85,138)    7,580    (99,714)   10,497
 Less reclassification adjustment
  for gains (losses) on securities
  available for sale                        35       222      2,098     2,319
                                     ---------- ---------  --------- ---------
   Total other comprehensive
    income, before tax                 (85,173)    7,358   (101,812)    8,178

Income tax expense (benefit) related
 to other comprehensive income:
 Unrealized holding gain (loss) on
  securities available for sale, net   (32,167)    2,652    (37,711)    4,056
 Less reclassification adjustment
  for gains (losses) on securities
  available for sale                        15        89        769       859
                                     ---------- ---------  --------- ---------
   Total income tax expense
    (benefit) related to other
    comprehensive income               (32,182)    2,563    (38,480)    3,197
                                     ---------- ---------  --------- ---------
   Total other comprehensive
    income (loss), net of tax          (52,991)    4,795    (63,332)    4,981
                                     ---------- ---------  --------- ---------
Total comprehensive income           $     705  $ 52,334   $ 43,363  $ 98,125
                                     ========== =========  ========= =========


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

NOTE 2 - Business Combinations

   On April 19, 1999, the Company completed the purchase of 15 branches in Arizona from Wells Fargo Bank, N.A. These branches, primarily in the Phoenix area, added approximately $400 million in deposits. The transaction was accounted for under the purchase method of accounting.
   On June 17, 1999, the Company signed a definitive agreement to acquire Hartland Bank, N.A. in Austin, Texas, with assets of $294 million and deposits of $258 million. The Company will acquire all of the outstanding shares of Hartland Bank in exchange for approximately $85 million in cash. It is anticipated that the transaction will close during the fourth quarter of 1999 and will be accounted for under the purchase method of accounting.
   On July 26, 1999, the Company signed a definitive agreement to merge with Western Bancshares, Inc. in Albuquerque, New Mexico, with assets of $285 million and equity of $34 million. Based on the Company's closing stock price on the date prior to the signing of the definitive agreement, the merger is valued at approximately $88 million. It is anticipated that the transaction will close during the first quarter of 2000 and will be accounted for under the pooling-of-interests method of accounting.

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

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements - Continued

NOTE 4 -Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). FAS133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS133 will significantly change the accounting treatment of derivative instruments and, depending upon the underlying risk management strategy, these accounting changes could affect future earnings, assets, liabilities, and shareholders' equity. As a result, the Company may reconsider its risk management strategies since the new standard would not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is presently evaluating the impact of FAS133 on its computer systems and accounting policies and is also closely monitoring the deliberations of the FASB's derivative implementation task force. With the issuance of Financial Accounting Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which delayed the effective date of FAS133, the Company will be required to adopt FAS133 on January 1, 2001. Presently, the Company has not yet quantified the impact that the adoption will have on the consolidated financial statements of the Company.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements - Continued

NOTE 5 - Earnings Per Share

                                        Three Months Ended    Six Months Ended
                                             June 30               June 30
                                       -------------------  --------------------
                                         1999       1998      1999       1998
                                       ---------  --------  ---------  ---------
                                          (In Thousands Except Per Share Data)
                                                      (Unaudited)
 BASIC EARNINGS PER SHARE:
  Net income                           $ 53,696   $47,539   $106,695   $ 93,144
  Less: Dividends on non-convertible
   and convertible preferred stock and
   redemption premium                       339       767      1,552      1,533
                                       ---------  --------  ---------  ---------
   Net income available to
    common shareholders                $ 53,357   $46,772   $105,143   $ 91,611
                                       =========  ========  =========  =========
   Weighted average shares outstanding  113,309   110,850    113,269    110,704
                                       =========  ========  =========  =========
   Basic earnings per share            $   0.47   $  0.42   $   0.93   $   0.83
                                       =========  ========  =========  =========
 DILUTED EARNINGS PER SHARE:
  Net income                           $ 53,696   $47,539   $106,695   $ 93,144
  Less: dividends on non-
   convertible preferred stock
   and redemption premium                   339       695      1,552      1,391
                                       ---------  --------  ---------  ---------
  Net income available to
   common shareholders
   and assumed conversions             $ 53,357   $46,844   $105,143   $ 91,753
                                       =========  ========  =========  =========
   Weighted average shares outstanding  113,309   110,850    113,269    110,704

   Net effect of the assumed exercise
    of stock options and nonvested
    restricted stock - based on the
    treasury stock method using
    average market price for the
    period                                1,274     1,484      1,114      1,471
   Assumed conversion of
    preferred stock                         -       1,689        -        1,690
                                       ---------  --------  ---------  ---------
  Total weighted average shares and
   common stock equivalents
   outstanding                          114,583   114,023    114,383    113,865
                                       =========  ========  =========  =========
   Diluted earnings per share          $   0.47   $  0.42   $   0.92    $  0.81
                                       =========  ========  =========  =========


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements - Continued

NOTE 6 - Segment Information

   The following tables present the segment information for the Company's segments as of and for the periods ended June 30, 1999 and 1998. Due to impracticality, prior period information has not been restated to reflect the securitization and transfer from other segments, predominantly the Retail Banking segment, to the Treasury segment for segment reporting purposes of approximately $1 billion in real estate mortgages. For a discussion of the Company's segments, refer to Note 16 of the "Notes to the Consolidated Financial Statements" as presented in the Company's 1998 Form 10-K.

                    For the Six Months Ended June 30, 1999
                                 (in Thousands)

                          Corporate      Community       Retail       Asset
                            Banking       Banking        Banking    Management
                          ----------     ----------     ----------  ----------
Income Statement
 Net interest income      $   92,324     $   51,252     $   84,667    $ 13,217
 Noninterest income           18,571         20,929         56,602      10,634
 Noninterest expense          36,133         29,932         77,461      10,842
                          ----------     ----------     ----------   ---------
 Segment net income           74,762         42,249         63,808      13,009

Balance Sheet
 Average total assets     $4,968,017     $1,423,997     $  965,854    $361,092
 Average total loans       4,802,830      1,332,696        842,209     353,428
 Average total deposits    1,878,723      3,272,769      5,888,570     701,670


                                         Corporate
                                          Support
                           Treasury      and Other     Consolidated
                          ----------    -----------    ------------
Income Statement
 Net interest income      $   75,234    $    (3,770)   $   312,924
 Noninterest income            6,871          1,957        115,564
 Noninterest expense           2,884         93,403        250,655
                          ----------      ---------    -----------
 Segment net income           79,221       (95,216)        177,833
 Provision for loan losses                                  14,824
                                                       -----------
 Net income before income
     tax expense                                           163,009
 Income tax expense                                         56,314
                                                       -----------
 Net income                                            $   106,695
                                                       ===========
Balance Sheet
 Average total assets     $8,807,941     $  734,894    $17,261,795
 Average total loans       1,338,296      1,290,299      9,959,758
 Average total deposits    1,138,509       (674,998)    12,205,243



                    For the Six Months Ended June 30, 1998
                                 (in Thousands)

                          Corporate      Community       Retail       Asset
                            Banking       Banking        Banking    Management
                          ----------     ----------     ----------  ----------
Income Statement
 Net interest income      $   80,351     $   50,131     $   72,978    $ 12,354
 Noninterest income           18,251         19,467         47,653       9,709
 Noninterest expense          33,563         29,366         66,080      10,169
                          ----------     ----------     ----------   ---------
 Segment net income           65,039         40,232         54,551      11,894

Balance Sheet
 Average total assets     $4,365,315     $1,361,160     $1,009,302    $372,879
 Average total loans       4,184,960      1,276,655        878,635     362,514
 Average total deposits    1,582,167      2,974,275      5,002,727     541,924



                                         Corporate
                                          Support
                           Treasury      and Other     Consolidated
                          ----------    -----------    ------------
Income Statement
 Net interest income      $   43,395     $   21,058    $   280,267
 Noninterest income            8,020          7,147        110,247
 Noninterest expense           2,432         91,480        233,090
                          ----------      ---------    -----------
 Segment net income           48,983        (63,276)       157,424
 Provision for loan losses                                  16,595
                                                       -----------
 Net income before income
     tax expense                                           140,829
 Income tax expense                                         47,685
                                                       -----------
 Net income                                            $    93,144
                                                       ===========
Balance Sheet
 Average total assets     $6,043,170     $1,658,568    $14,810,394
 Average total loans       1,170,490      1,784,892      9,658,146
 Average total deposits      638,036        351,560     11,090,689



                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             Results of Operations

Forward-Looking Information

   This report may contain forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; unforeseen business risks related to Year 2000 computer systems issues; and significant changes in accounting, tax, or regulatory practices or requirements.

Overview

   Net income for the quarter ended June 30, 1999, increased 13 percent to $53.7 million while diluted earnings per share increased 12 percent to $0.47 per share. Net interest income increased 12 percent to $159.0 million from the second quarter of 1998. Noninterest income increased 4 percent to $58.3 million while noninterest expense increased 7 percent to $126.7 million.
   For the first six months of 1999, net income increased 15 percent to $106.7 million and diluted earnings per share increased 14 percent to $0.92 per share. Net interest income for the six months grew to $312.9 million, an increase of 12 percent, while noninterest income and noninterest expense increased 5 percent and 8 percent, respectively.

Net Interest Income

   Net interest income for the quarter ended June 30, 1999, increased $16.7 million over the second quarter of 1998 to $159.0 million with interest income and interest expense increasing $28.7 million and $12.0 million, respectively. The increase in interest income was primarily due to an increase in average earning assets of $2.5 billion, or 18 percent, partially offset by a 55 basis point decrease in the average yield on earning assets from 8.18 percent to 7.63 percent. The largest portion of the increase in average earning assets from the second quarter of 1998 occurred in the average balance of investment securities available for sale, which increased 52 percent, or $1.4 billion, due principally to the securitization of approximately $1 billion in real estate mortgages and their transfer to investment securities available for sale ($500 million each in September 1998 and February 1999). Average loans, including the impact of loans securitized and transferred, increased four percent from the second quarter of 1998. Excluding the impact of the securitizations discussed above, the securitization and sale of approximately $400 million in indirect auto loans in June 1998, and the April 1999 acquisition of branches from Wells Fargo Bank, N.A., average loans grew 18 percent from the second quarter of 1998. The 9 percent increase in interest expense during the quarter was a result of a $2.2 billion increase in average interest bearing liabilities, primarily savings accounts and federal funds purchased and securities sold under agreements to repurchase, offset by a 40 basis point decrease in the rate paid on interest bearing liabilities.
   For the first six months of 1999, net interest income increased 12 percent, or $32.7 million, to $312.9 million consisting of a $56.2 million increase in interest income and a $23.6 million increase in interest expense. The increase in interest income was due to an 18 percent increase in average earning assets partially offset by a decline in the yield on earning assets of 52 basis points, to 7.68 percent from 8.20 percent. The average balance of investment securities available for sale for the first six months of 1999 increased $1.4 billion over the comparable 1998 period due to the factors discussed previously. A $2.1 billion increase in average interest bearing liabilities combined with a 38 basis point decline in the rate paid on interest bearing liabilities resulted in a 9 percent increase in interest expense.

Net Interest Margin

   Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the second quarter of 1999, the net interest margin, on a tax-equivalent basis, was 3.97 percent compared to 4.20 percent for the same period in 1998. For the six months ended June 30, 1999, net interest margin decreased 22 basis points from 4.21 percent in the prior year to 3.99 percent. These decreases resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. The yield on interest earning assets for the second quarter decreased 55 basis points, including a 54 basis point decrease in the yield on loans, while the cost on interest bearing liabilities decreased 40 basis points. Similarly, a 51 basis point decrease in the yield on loans contributed to a 52 basis point decline in the yield on interest earning assets for the first six months of 1999 while the cost of interest bearing liabilities decreased 38 basis points.
   During the second quarter of 1999, the Company's net interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by 7 basis points as compared to a 9 basis point impact for the same period in 1998. For the six months ended June 30, 1999, the Company's use of interest rate contracts increased the Company's net interest margin by 9 basis points, up from 8 basis points during the first six months of 1998.
   The following tables detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the six month and three month periods ended June 30, 1999, as compared to the comparable periods of 1998 (in thousands):


                                                 Six Months Ended
                                                   June 30, 1999
                                  ---------------------------------------------
                                    Change
                                     1998                Attributed to
                                      to       --------------------------------
                                     1999       Volume       Rate         Mix
                                  ---------    --------    ---------   --------
Interest income:
  Loans                           $(11,771)     $13,290    $(24,297)   $  (764)
  Investment securities             24,947       28,591      (2,012)    (1,632)
  Investment securities available
   for sale                         45,761       44,796         633        332
  Trading account securities          (256)         (86)       (175)         5
  Fed funds and resale agreements   (2,227)      (2,066)       (411)       250
                                  ---------    ---------   ---------   --------
   Increase in interest income    $ 56,454     $ 84,525    $(26,262)   $(1,809)
                                  =========    =========   =========   ========
Interest expense:
  Deposits                        $    632     $ 19,887    $(18,870)   $  (385)
  Fed funds purchased and repos     11,549       17,030      (3,249)    (2,232)
  Other short-term borrowings         (435)          50        (480)        (5)
  FHLB and other borrowings*        11,834       16,257      (3,157)    (1,266)
                                  ---------    ---------   ---------   --------
   Increase in interest expense   $ 23,580     $ 53,224    $(25,756)   $(3,888)
                                  =========    =========   =========   ========


                                               Three Months Ended
                                                  June 30, 1999
                                  ---------------------------------------------
                                    Change
                                     1998                Attributed to
                                      to       --------------------------------
                                     1999       Volume       Rate         Mix
                                  ---------    --------    ---------   --------
Interest income:
  Loans                           $ (5,902)    $ 7,846     $(13,266)   $  (482)
  Investment securities             12,431      14,249         (973)      (845)
  Investment securities available
   for sale                         23,403      22,926          313        164
  Trading account securities            28         114          (78)        (8)
  Fed funds and resale agreements   (1,024)       (931)        (194)       101
                                  ---------    --------    ---------   --------
   Increase in interest income    $ 28,936     $44,204     $(14,198)   $(1,070)
                                  =========    ========    =========   ========
Interest expense:
  Deposits                        $   (849)    $ 9,149     $ (9,754)   $  (244)
  Fed funds purchased and repos      7,438      10,258       (1,516)    (1,304)
  Other short-term borrowings          (36)        165         (187)       (14)
  FHLB and other borrowings*         5,424       7,395       (1,439)      (532)
                                  ---------    --------    ---------   --------
   Increase in interest expense   $ 11,977     $26,967     $(12,896)   $(2,094)
                                  =========    ========    =========   ========



     * Includes Capital Securities.

Noninterest Income and Noninterest Expense

   During the second quarter of 1999, noninterest income increased $2.0 million, or 4 percent, to $58.3 million, due primarily to a $3.5 million increase in service charges on deposit accounts and a $2.1 million increase in other noninterest income offset by a $4.3 million gain that was realized in the second quarter of 1998 with the securitization and sale of automobile loans. Noninterest income for the first six months of 1999 increased $5.3 million, or 5 percent, to $115.6 million as a result of a 12 percent increase in service charges on deposit accounts, a 16 percent increase in retail investment sales income, and a 9 percent increase in other noninterest income. The increase in service charges on deposit accounts was due to the increase in deposits while the increase in other noninterest income was due to increased credit card fees and servicing income related to the Company's June 1998 automobile loan securitization.
   Noninterest expense increased $8.6 million, or 7 percent, during the second quarter and $17.6 million, or 8 percent, during the first six months of 1999, primarily due to increased equipment expense and other noninterest expense. Equipment expense increased during the second quarter and first six months of the year by 16 percent and 13 percent, respectively, due to increased computer equipment depreciation and software amortization. Other noninterest expense increased 15 percent during the second quarter of 1999 and 10 percent during the first six months of the year due in part to additional amortization of intangibles associated with the Company's branch acquisition in April 1999.

Income Taxes

   Income tax expense increased by $8.6 million, or 18 percent, during the first six months of 1999 compared to the same period in 1998 as pretax income increased 16 percent. The effective tax rate for the first six months of 1999 was 34.5 percent, up from the 33.9 percent effective tax rate for the same period in 1998.

Provision and Allowance for Loan Losses

   The provision for loan losses for the six months ended June 30, 1999, decreased $1.8 million from the same period in 1998. Net loan charge-offs expressed as an annualized percentage of average loans for the first six months of 1999 were 0.26 percent, down from 0.34 percent for the first six months of 1998. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at June 30, 1999, was $140 million. The ratio of the allowance for loan losses to loans outstanding was 1.34 percent at June 30, 1999, down slightly from 1.35 percent at December 31, 1998.

Nonperforming Assets and Past Due Loans

   Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $62.3 million at June 30, 1999, increasing 12 percent from December 31, 1998, as nonaccrual loans increased $7.1 million, or 15 percent, primarily due to two nonaccrual loans to energy-related companies. At June 30, 1999, the allowance for loan losses as a percentage of nonperforming loans was 250 percent as compared to 279 percent at December 31, 1998. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due decreased from 237 percent at December 31, 1998, to 210 percent at June 30, 1999.
   Nonperforming assets as a percentage of total loans and other real estate owned increased slightly to 0.60 percent at June 30, 1999, from 0.55 percent at December 31, 1998. The amount recorded in other repossessed assets at June 30, 1999, was $1.2 million, down 30 percent from $1.8 million at December 31, 1998. Loans past due ninety days or more but still accruing interest increased 22 percent from $8.7 million at December 31, 1998, to $10.6 million at June 30, 1999.
   As discussed in the Company's 1998 Form 10-K, three percent of the Company's loan portfolio is represented by loans to energy-related companies that are dependent on oil and natural gas production as a source of repayment. The low level of energy prices during the latter half of 1998 adversely impacted this segment of the Company's portfolio. While energy prices have rebounded during the first half of 1999, this segment of the portfolio continues to experience considerable stress as a result of an extended period of depressed oil prices.
   The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

Year 2000 Issues

   The Company initiated a program in 1997 to review all of the computer systems of the Company in order to determine whether the systems were Year 2000 compliant. This study not only involved identifying any required modifications or replacements of certain hardware and software maintained by the Company, but also receiving assurance from vendors that the appropriate actions have been taken or are being taken by them to remedy their Year 2000 issues for computer systems that the vendors are responsible for maintaining and that are relied upon by the Company.
   As a financial institution, the Company's compliance has been closely monitored by federal regulatory agencies which have completed two examinations of the Company and its Year 2000 readiness in the past twelve months. The Company is not aware of any existing regulatory restrictions imposed on it by the federal regulatory authorities as a result of the Company's current plan and implementation.
   The Company has identified its information technology ("IT") and non-IT systems and has completed the assessment phase of each system's Year 2000 readiness. IT systems within the Company include mainframe computer applications, including loan and deposit systems, while non-IT systems typically include embedded technology, for example, microcontrollers in elevators. In connection with the identification process, each system was classified as to its importance within the Company with systems categorized in one of four categories: mission critical, medium priority, low priority or immaterial. Mission critical systems are those identified as vital to a core business activity of the Company.
   For each IT and non-IT system that was assessed as Year 2000 compliant, testing was performed to confirm compliance while for each system that was found to be not Year 2000 compliant, a three-step plan involving renovation, validation and implementation was developed to bring the system into compliance. Renovation is comprised of modifying or replacing hardware and software in order to make the system compliant (the "Renovation Phase"). Validation involves testing the system to determine compliance after modification (the "Validation Phase"). Implementation entails bringing the compliant system into production (the "Implementation Phase"). As of June 30, 1999, none of the Company's mission critical systems were in the Renovation Phase, less than 1 percent were in the Validation Phase, and more than 99 percent were in the Implementation Phase.
   In addition, the Company is also taking appropriate actions to receive assurance that its customers, principally commercial lending customers, are taking necessary steps to address their Year 2000 issues due to the fact that noncompliance could adversely effect their ability to repay borrowings to the Company. The Company has evaluated the readiness of a majority of its commercial lending customers as well as a substantial majority of its financial instrument issuers, broker/dealer counterparties, and federal funds counterparties. Based on these assessments, management currently believes that there is a low risk of a material detrimental impact on the Company's results of operations and financial position because of third party business disruptions or failures related to Year 2000 events. The Company's assessment of these parties will be ongoing throughout 1999 in order to identify any changes in third party readiness that could negatively impact the Company.
   The Company expects to pay less than $25 million related to Year 2000 compliance and anticipates remaining additional payments of approximately $1.0 million. A substantial portion of these costs have been or will be capitalized in the installation of software and hardware and will be amortized over the life of the related assets. There has been no material increase in IT salaries expense due to Year 2000 compliance activities as many of the system renovations have coincided with previously planned system replacements or enhancements, the costs of which have been included in the costs disclosed above. The deferral of certain other IT projects in order to assure Year 2000 readiness has not had, and is not expected to have, a material impact on the Company's financial condition and results of operations.
   While a failure to achieve Year 2000 compliance with regard to the Company's IT and non-IT systems could have an adverse impact on the Company's results of operations and financial condition due to inability to perform normal lending, investing and deposit gathering functions, the Company has essentially completed its Year 2000 readiness at June 30, 1999, and believes that any impact of failure to achieve Year 2000 compliance with any of the Company's systems will be immaterial.
   The Company's contingency plans have concentrated on potential funding needs that may arise if there are disruptions in the Company's normal sources of funds as a result of Year 2000 events, including increased withdrawals by depositors and the inability of corporate customers to maintain their usual levels of deposits because of disruptions in their business caused by Year 2000-related computer problems. The plan also addresses the possibility that some of the Company's federal funds counterparties may be unable to sell federal funds to the Company and that some of the Company's downstream federal funds counterparties may increase borrowing over normal levels. However, the Company's plan does not address funding requirements arising from the systemic failure of the financial system in the United States or globally. The Company's plan also addresses other potential failures by third parties to fully remedy their systems. This plan will be continually updated as more information becomes available on the Year 2000 status of the Company's funds providers and as additional, more diversified funding sources are secured.

                              Financial Condition

Overview

   Total assets at June 30, 1999, were $17.7 billion, up from $17.3 billion at December 31, 1998, due primarily to the acquisition of branches from Wells Fargo Bank, N.A. which was accounted for under the purchase method of accounting. The Company redeemed its outstanding Series F preferred stock of $17.25 million during the first quarter of 1999.

Assets and Funding

   At June 30, 1999, earning assets totaled $16.3 billion, up from $15.8 billion at December 31, 1998. The mix of earning assets remained unchanged with total investment securities and loans comprising 35 percent and 64 percent, respectively, of total earning assets at June 30, 1999. Increases in interest bearing deposits resulting from the branch acquisition discussed previously and FHLB and other borrowings during the first six months of 1999 offset a decrease in federal funds purchased and securities sold under agreements to repurchase. At June 30, 1999, deposits accounted for 71 percent of the Company's funding, up slightly from year end.

Liquidity and Capital Resources

   Net cash provided by operating activities totaled $173 million for the six months ended June 30, 1999. Net cash used by investing activities of $431 million consisted of $931 million in purchases of investment securities available for sale and a $819 million increase in loans outstanding offset by proceeds from maturities of investment securities of $278 million, proceeds from maturities of securities available for sale of $583 million, proceeds from sales of securities available for sale of $297 million, and $210 million received in connection with the purchase of branches from Wells Fargo Bank, N.A. Net cash used by financing activities of $75 million consisted of a $215 million increase in deposits and a $293 million net increase in FHLB and other borrowings reduced by a decrease in federal funds purchased and securities sold under agreements to repurchase of $428 million, the retirement of preferred stock of $18 million, and the payment of $46 million in common stock and preferred stock dividends.
   Total shareholders' equity at June 30, 1999, was 6.65 percent of total assets compared to 6.92 percent at December 31, 1998 due to a $63 million decrease in accumulated other comprehensive income. The leverage ratio, defined as period-end common equity and the Capital Securities adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 6.71 percent at June 30, 1999 and 7.26 percent at December 31, 1998. Similarly, the Company's tangible leverage ratio, defined as period-end common equity and the Capital Securities adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, was 6.64 percent at June 30, 1999 compared to
7.16 percent at December 31, 1998.
   Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of June 30, 1999, exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at June 30, 1999, were 8.15 percent and 10.48 percent, respectively, compared to 8.81 percent and 10.71 percent at December 31, 1998. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

                     COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                   Allowance for Loan Losses/Nonperforming Assets
                                  (In Thousands)
                                    (Unaudited)

                                                     Six Months Ended
                                                         June 30
                                                 --------------------------
                                                   1999             1998
                                                 ----------      ----------

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                   $ 136,677       $ 135,225
Add: Provision charged to earnings                  14,824          16,595
     Allowance on acquisitions (loan
      dispositions)                                  1,296          (3,212)
Deduct: Loans charged off                           18,145          21,015
        Loan recoveries                             (5,076)         (4,488)
                                                 ----------      ----------
  Net charge-offs                                   13,069          16,527
                                                 ----------      ----------
Balance at end of period                         $ 139,728       $ 132,081
                                                 ==========      ==========

Net charge-offs as a percentage of
  average loans (annualized)                         0.26%           0.34%
Recoveries as a percentage of charge-offs           27.97%          21.36%


                                                  June 30       December 31
                                                    1999           1998
                                                 ----------     -----------
NONPERFORMING ASSETS
Nonaccrual loans                                 $  55,371       $  48,250
Renegotiated loans                                     518             665
                                                 ----------      ----------
  Total nonperforming loans                         55,889          48,915
Other real estate                                    6,454           6,657
                                                 ----------      ----------
  Total nonperforming assets                     $  62,343       $  55,572
                                                 ==========      ==========

Accruing loans ninety days or more
 past due                                        $  10,634       $   8,699

Other repossessed assets                             1,242           1,779

Allowance for loan losses                          139,728         136,677

Allowance as a percentage of loans                   1.34%           1.35%
Total nonperforming loans as a percentage
  of loans                                           0.53%           0.48%
Total nonperforming assets as a percentage
  of loans and ORE                                   0.60%           0.55%
Accruing loans ninety days or more past due
  as a percentage of loans                           0.10%           0.09%
Allowance for loan losses as a percentage of
  nonperforming loans                              250.01%         279.42%
Allowance for loan losses as a percentage of
  nonperforming assets                             224.13%         245.95%


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          Quantitative and Qualitative Disclosures About Market Risk
                                (In thousands)
                                  (Unaudited)
   The Company's interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described on page 20 of its December 31, 1998 Form 10-K. Net interest income sensitivities over a one-year time horizon as of June 30, 1999 and December 31, 1998 are shown below.

                                                          Percentage
                                                      Increase/(Decrease)
                                                      in Interest Income/
                                                         Expense Given
                                                         Immediate and
                          Principal/Notional          Sustained Parallel
                           Amount of Earning         Interest Rate Shifts
                            Assets, Interest     -----------------------------
                          Bearing Liabilities      Down 100         Up 100
                               and Swaps         Basis Points     Basis Points
                          -------------------    ------------     ------------
December 31, 1998:
Assets which reprice in:
  One year or less           $   5,670,836          (10.75)%          10.49%
  Over one year                 10,127,706           (5.88)            2.87
                             --------------
                             $  15,798,542           (7.66)            5.65
                             ==============
Liabilities which
 reprice in:
  One year or less           $   9,967,789          (14.28)           17.68
  Over one year                  3,435,149           (4.84)            9.23
                             --------------
                             $  13,402,938          (11.20)           14.92
                             ==============
Total net interest income
 sensitivity                                         (4.34)           (3.03)

June 30, 1999:
Assets which reprice in:
  One year or less           $   5,903,652           (9.61)%           7.84%
  Over one year                 10,418,499           (2.53)            1.77
                             --------------
                             $  16,322,151           (5.20)            4.06
                             ==============
Liabilities which
 reprice in:
  One year or less           $  10,508,318          (13.01)           16.82
  Over one year                  3,386,762           (4.72)            6.12
                             --------------
                             $  13,895,080          (10.36)           13.40
                             ==============
Total net interest income
 sensitivity                                         (0.30)           (4.80)


   As shown in the table above, from December 31, 1998 to June 30, 1999 the net interest income sensitivity decreased in the down-rate scenario and increased in the up-rate scenario. Both of these movements are due in large part to the increase in the general level of interest rates during the second quarter of 1999. This increase in interest rates caused estimated prepayments on mortgage loans and mortgage-backed securities, including CMOs, to slow. Slower prepayments resulted in a smaller amount of cash flows requiring reinvestment at lower rates in a down-rate scenario, thereby, decreasing sensitivity to lower rates. However, slower prepayments also resulted in smaller cash flows available to reinvest at higher rates in the up-rate scenario, hence, increasing sensitivity to higher rates. Addition of receive fixed structured swaps in the second quarter also contributed to the changes in sensitivity.

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

Item 4  Submission of Matters to Vote of Security Holders
------  -------------------------------------------------

  The election of two directors and the approval of the Company's 1999 Omnibus Incentive Compensation Plan were submitted to the shareholders at the Company's Annual Meeting held April 26, 1999. Tranum Fitzpatrick and John S. Stein were elected upon receipt of the following votes for/withheld, respectively, 84,931,319/1,138,701 and 84,823,887/1,246,133. Charles W. Daniel,
D. Paul Jones, Jr., Carl J. Gessler, Jr., M.D., William Eugene Davenport, Marshall Durbin, Jr., and Robert J. Wright were not subject to reelection and their terms continued after the meeting. In addition, the Company's 1999 Omnibus Incentive Compensation Plan was approved by a vote of for/against/abstain of 76,684,464/8,584,109/801,448.

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

(12)(a) Ratio of Earnings to Combined Fixed Charges and
        Preferred Stock Dividends                                           24

(12)(b) Ratio of Earnings to Fixed Charges                                  25

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


August 10, 1999                                         /s/ GARRETT R. HEGEL
---------------                                  ---------------------------
      Date                                       By Garrett R. Hegel, as its
                                                     Chief Financial Officer