Form 10-Q
period 1999-09-30
COMPASS BANCSHARES INC
filed 1999-11-15
CIK 18568

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                             ---------------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 1999              Commission File No. 0-6032

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

                               Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

               Class                   Outstanding at October 31, 1999
    --------------------------         -------------------------------
    Common Stock, $2 Par Value                  113,657,635

                   The number of pages of this report is 26.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                          Page
----------------------------------------------------------------------- ----

Item 1    Financial Statements

          Consolidated Balance Sheets as of September 30, 1999 and
          December 31, 1998                                                   3

          Consolidated Statements of Income for the Three and Nine
          Months Ended September 30, 1999 and 1998                            4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1999 and 1998                                   5

          Consolidated Statements of Comprehensive Income for the
          Three and Nine Months Ended September 30, 1999 and 1998             7

          Notes to Consolidated Financial Statements                          8

Item 2    Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                           13

Item 3    Quantitative and Qualitative Disclosures About Market Risk         21

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1    Legal Proceedings                                                  22

Item 6    Exhibits and Reports on Form 8-K                                   22


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                        1999             1998
                                                    ------------     ------------
ASSETS
Cash and due from banks                            $    555,752    $    831,614
Investment securities (fair value of
  $1,506,505 and  $1,923,938 for 1999 and
  1998, respectively)                                 1,541,883       1,896,039
Investment securities available for sale              4,402,077       3,645,761
Trading account securities                               70,389         127,671
Federal funds sold and securities purchased
  under agreements to resell                             57,178          27,786
Loans                                                10,283,018      10,101,285
Allowance for loan losses                              (139,878)       (136,677)
                                                   ------------    ------------
     Net loans                                       10,143,140       9,964,608
Premises and equipment, net                             383,619         353,009
Other assets                                            527,335         442,420
                                                   ------------    ------------
     Total assets                                  $ 17,681,373    $ 17,288,908
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest bearing                            $  2,580,528    $  2,551,958
    Interest bearing                                 10,163,987       9,461,488
                                                   ------------    ------------
     Total deposits                                  12,744,515      12,013,446
  Federal funds purchased and securities
   sold under agreements to repurchase                1,181,467       1,736,066
  Other short-term borrowings                           179,515         159,404
  Accrued expenses and other liabilities                122,146         137,871
  FHLB and other borrowings                           2,151,061       1,945,980
  Guaranteed preferred beneficial interests
   in Company's junior subordinated
   deferrable interest debentures (Note 3)              100,000         100,000
                                                   ------------    ------------
     Total liabilities                               16,478,704      16,092,767

Shareholders' equity:
  Preferred stock                                        11,500          28,750
  Common stock of $2 par value:
    Authorized--200,000,000 shares;
    Issued--113,650,312 shares in 1999 and
      75,567,333 shares in 1998                         227,301         151,135
  Surplus                                               131,505         126,813
  Loans to finance stock purchases                       (1,662)         (2,941)
  Unearned restricted stock                              (3,121)         (3,472)
  Accumulated other comprehensive
    income (loss)                                       (64,085)         10,555
  Retained earnings                                     901,231         885,301
                                                   ------------    ------------
     Total shareholders' equity                       1,202,669       1,196,141
                                                   ------------    ------------
     Total liabilities and shareholders'
      equity                                       $ 17,681,373    $ 17,288,908
                                                   ============    ============



                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Data)
                                 (Unaudited)

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                          SEPTEMBER 30           SEPTEMBER 30
                                     ----------------------  ----------------------
                                        1999       1998        1999        1998
                                     ----------  ----------  ----------  ----------
INTEREST INCOME:
  Interest and fees on loans           $219,938   $212,824   $631,043   $635,661
  Interest on investment
   securities                            26,567     28,135     85,584     61,956
  Interest on investment
   securities available
   for sale                              68,981     46,392    199,382    131,552
  Interest on trading account
   securities                               854      1,738      3,499      4,625
  Interest on federal funds
   sold and securities
   purchased under agreements
   to resell                                743        802      1,908      4,193
                                       --------   --------   --------   --------
   Total interest income                317,083    289,891    921,416    837,987

INTEREST EXPENSE:
  Interest on deposits                  106,685    100,942    305,451    299,076
  Interest on federal funds
   purchased and securities
   sold under agreements to
   repurchase                            12,126     17,310     48,466     42,101
  Interest on other short
   -term borrowings                       1,985      2,613      5,913      6,976
  Interest on FHLB and other
   borrowings                            30,906     19,420     79,166     55,846
  Interest on guaranteed preferred
   beneficial interests in
   Company's junior subordinated
   deferrable interest debentures         2,058      2,058      6,173      6,173
                                       --------   --------   --------   --------
   Total interest expense               153,760    142,343    445,169    410,172
                                       --------   --------   --------   --------
   Net interest income                  163,323    147,548    476,247    427,815
Provision for loan losses                 7,984      8,532     22,808     25,127
                                       --------   --------   --------   --------
      Net interest income
       after provision for
       loan losses                      155,339    139,016    453,439    402,688

NONINTEREST INCOME:
  Service charges on deposit
   accounts                              26,662     22,606     73,985     64,688
  Asset management fees                   4,480      3,746     13,820     12,256
  Trading account profits and
   commissions                            2,157      3,210      8,054     10,370
  Retail investment sales                 5,674      5,240     16,679     14,703
  Investment securities
   gains, net                                --      1,915      2,098      4,234
  Gain on sale of securitized
   loans                                     --         --         --      4,264
  Other                                  20,147     19,210     60,048     55,659
                                       --------   --------   --------   --------
   Total noninterest income              59,120     55,927    174,684    166,174

NONINTEREST EXPENSE:
  Salaries, benefits and
   commissions                           67,585     63,725    197,410    185,153
  Net occupancy expense                   9,989      9,256     28,799     26,686
  Equipment expense                      10,783      9,887     31,343     28,033
  Professional services                   9,496      9,163     27,810     26,745
  Merger and integration                  1,342      3,749      4,272      7,502
  Other                                  32,225     26,392     92,441     81,143
                                       --------   --------   --------   --------
   Total noninterest expense            131,420    122,172    382,075    355,262
                                       --------   --------   --------   --------
   Net income before income
    tax expense                          83,039     72,771    246,048    213,600
Income tax expense                       28,018     24,389     84,332     72,074
                                       --------   --------   --------   --------
      NET INCOME                       $ 55,021   $ 48,382   $161,716   $141,526
                                       ========   ========   ========   ========

BASIC EARNINGS PER SHARE               $   0.48   $   0.43   $   1.41   $   1.26
Basic weighted average shares
 outstanding                            113,388    110,956    113,309    110,789
DILUTED EARNINGS PER SHARE             $   0.48   $   0.42   $   1.40   $   1.23
Diluted weighted average shares
 outstanding                            114,586    113,765    114,447    113,794
Dividends per share                    $   0.20   $  0.175   $   0.60   $  0.525


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                 (Unaudited)

                                                          NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                    -----------------------------
                                                         1999            1998
                                                     ------------     ------------
OPERATING ACTIVITIES:
Net income                                           $   161,716    $   141,526
Adjustments to reconcile net income to
 cash provided by operations:
  Depreciation and amortization                           44,186         35,393
  Accretion of discount and loan fees                     (6,046)       (11,296)
  Provision for loan losses                               22,808         25,127
  Net change in trading account securities                57,282         29,420
  Net change in mortgage loans held
   for sale                                               26,957        (17,150)
  Gain on sale of securitized loans                           --         (4,264)
  Gain on sale of securities available for sale           (2,098)        (4,234)
  (Gain) loss on sale of premises and equipment             (282)           127
  Increase in other assets                               (26,850)        (2,205)
  Increase (decrease) in other payables                   31,557         (1,437)
                                                     -----------    -----------
   Net cash provided by operating activities             309,230        191,007

INVESTING ACTIVITIES:
 Proceeds from maturities of investment
  securities                                             356,476        494,751
 Purchases of investment securities                           --     (1,446,073)
 Proceeds from sales of securities
  available for sale                                     324,744        680,357
 Proceeds from maturities of
  securities available for sale                          785,702        652,698
 Purchases of securities available for sale             (963,432)    (1,113,582)
 Net (increase) decrease in federal funds
  sold and securities purchased
  under agreements to resell                             (29,392)        43,318
 Net increase in loan portfolio                       (1,158,692)      (837,147)
 Sale of securitized loans                                    --        359,680
 Purchase of branches                                    209,664             --
 Purchases of premises and equipment                     (51,048)       (45,868)
 Proceeds from sales of other
  real estate owned                                        5,743          3,377
                                                     -----------    -----------
   Net cash used by investing activities                (520,235)    (1,208,489)



                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                 (Unaudited)

                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                                --------------------------
                                                    1999           1998
                                                ------------   -----------
 FINANCING ACTIVITIES:
 Net increase in deposits                       $   348,415    $   402,031
 Net increase (decrease) in federal funds
  purchased and securities sold
  under agreements to repurchase                   (554,599)       323,831
 Net increase in short-term
  borrowings                                         20,111          9,277
 Issuance of FHLB advances and
  other borrowings                                1,055,814        196,000
 Repayment of FHLB advances and
  other borrowings                                 (851,696)      (107,707)
 Common dividends paid                              (68,149)       (55,405)
 Preferred stock dividends                           (1,299)        (2,300)
 Retirement of preferred stock                      (17,768)            --
 Common dividends paid by pooled
  entities prior to acquisition                          --         (1,597)
 Exercise of stock options of acquired
  entities prior to acquisition                          --            599
 Repayment of loans to finance stock
  purchases                                           2,780          4,606
 Proceeds from exercise of stock options              1,534          2,417
                                                -----------    -----------
   Net cash provided (used) by
    financing activities                            (64,857)       771,752
                                                -----------    -----------
Net decrease in cash and due from banks            (275,862)      (245,730)
Cash and due from banks at beginning of period      831,614        793,812
                                                -----------    -----------
Cash and due from banks at end of period        $   555,752    $   548,082
                                                ===========    ===========

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
 Loans to finance stock purchases               $     1,501    $     2,630
 Purchases of securities, not yet settled                --        102,616
 Tax benefit realized upon exercise
  of stock options                                      363            432
 Issuance of restricted stock                         2,122          3,113
 Assets retained in loan securitizations          1,020,883        521,143
 Change in unrealized gain/loss on available-
  for-sale securities                              (121,674)        31,969

  Acquisition of branches:
    Liabilities assumed                         $   382,769    $        --
    Assets acquired                                 173,105             --
                                                -----------    -----------
       Net liabilities assumed                  $   209,664    $        --
                                                ===========    ===========


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (In Thousands)
                                 (Unaudited)

                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                            SEPTEMBER 30            SEPTEMBER 30
                                      ----------------------    ---------------------
                                         1999          1998        1999       1998
                                       ---------    ---------   ---------    ---------

NET INCOME                             $  55,021    $  48,382   $ 161,716    $ 141,526
OTHER COMPREHENSIVE INCOME (LOSS),
 BEFORE TAX:
 Unrealized holding gain (loss)
  on securities available for
  sale, net                              (16,552)      25,383    (116,266)      36,427
 Less reclassification adjustment
  for gains (losses) on securities
  available for sale                          --        1,915       2,098        4,234
                                       ---------    ---------   ---------    ---------
   Total other comprehensive
    income (loss), before tax            (16,552)      23,468    (118,364)      32,193

INCOME TAX EXPENSE (BENEFIT) RELATED
 TO OTHER COMPREHENSIVE INCOME:
 Unrealized holding gain (loss)
  on securities available for
  sale, net                               (5,243)       8,876     (42,935)      12,931
 Less reclassification adjustment
  for gains (losses) on securities
  available for sale                          --          733         789        1,592
                                       ---------    ---------   ---------    ---------
   Total income tax expense
    (benefit) related to other
    comprehensive income                  (5,243)       8,143     (43,724)      11,339
                                       ---------    ---------   ---------    ---------
   Total other comprehensive
    income (loss), net of tax            (11,309)      15,325     (74,640)      20,854
                                       ---------    ---------   ---------    ---------
       TOTAL COMPREHENSIVE INCOME      $  43,712    $  63,707    $ 87,076    $ 162,380
                                       =========    =========   =========    =========

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

         The consolidated financial statements of Compass Bancshares, Inc. (the "Company") in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations of interim periods are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - BUSINESS COMBINATIONS


         On April 19, 1999, the Company completed the purchase of 15 branches in Arizona from Wells Fargo Bank, N.A. These branches, primarily in the Phoenix area, added approximately $400 million in deposits. The transaction was accounted for under the purchase method of accounting. Intangible assets resulting from the purchase totaled $73 million.

         On October 20, 1999, the Company completed the acquisition of Hartland Bank, N.A. in Austin, Texas, with assets of approximately $304 million and deposits of approximately $270 million. The Company acquired all of the outstanding shares of Hartland Bank in exchange for approximately $88 million in cash. The transaction was accounted for under the purchase method of accounting. Intangible assets resulting from the purchase totaled $65 million.

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

         On November 4, 1999, the Company signed a definitive agreement to merge with MegaBank Financial Corporation in Denver, Colorado, with assets of $298 million and equity of $33 million. The Company will acquire all of the outstanding stock of MegaBank Financial Corporation in exchange for up to approximately 3.4 million shares of the Company's Common Stock. Based on the Company's closing stock price on the date prior to the signing of the definitive agreement, the merger is valued at approximately $94 million. It is anticipated that the transaction will close during the second quarter of 2000 and will be accounted for under the pooling-of-interests method of accounting.

NOTE 3 - CAPITAL SECURITIES

         In January 1997, the Company formed a wholly owned Delaware statutory business trust, Compass Trust I, which issued $100 million of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures ("Capital Securities") that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of Compass Trust I are owned by the Company. The proceeds from the issuance of the Capital Securities ($100 million) and common securities ($3.1 million) were used by Compass Trust I to purchase $103.1 million of junior subordinated deferrable interest debentures of the Company which carry an interest rate of 8.23 percent. The debentures represent the sole asset of Compass Trust I. The debentures and related income statement effects are eliminated in the Company's financial statements.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 3 - CAPITAL SECURITIES - CONTINUED

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

NOTE 4 - STOCK SPLIT

         On February 16, 1999, the Company announced a three-for-two stock split that was effected in the form of a 50 percent stock dividend on April 2, 1999, to shareholders of record as of March 15, 1999. Stockholders' equity at September 30, 1999, as presented in the Consolidated Balance Sheets, reflects the issuance of 37,836,300 shares of the Company's common stock on April 2, 1999. Per share information for all periods has been restated to reflect the stock split in accordance with generally accepted accounting principles.

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). FAS133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS133 will significantly change the accounting treatment of derivative instruments and, depending upon the underlying risk management strategy, these accounting changes could affect future earnings, assets, liabilities, and shareholders' equity. As a result, the Company may reconsider its risk management strategies since the new standard would not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is presently evaluating the impact of FAS133 on its computer systems and accounting policies and is also closely monitoring the deliberations of the FASB's derivative implementation task force. With the issuance of Financial Accounting Statement No. 137, Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133, which delayed the effective date of FAS133, the Company will be required to adopt FAS133 on January 1, 2001. Presently, the Company has not yet quantified the impact that the adoption will have on the consolidated financial statements of the Company.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 6 - EARNINGS PER SHARE

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30          SEPTEMBER 30
                                      --------------------  --------------------
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------
                                          (In Thousands Except Per Share Data)
                                                     (Unaudited)

 BASIC EARNINGS PER SHARE:
   Net income                          $ 55,021   $ 48,382   $161,716   $141,526
   Less: Dividends on non-
     convertible and convertible
     preferred stock and
     redemption premium                     340        768      1,892      2,301
                                       --------   --------   --------   --------
   Net income available to
    common shareholders                $ 54,681   $ 47,614   $159,824   $139,225
                                       ========   ========   ========   ========
   Weighted average shares
    outstanding                         113,388    110,956    113,309    110,789
                                       ========   ========   ========   ========
   Basic earnings per share            $   0.48   $   0.43   $   1.41   $   1.26
                                       ========   ========   ========   ========
DILUTED EARNINGS PER SHARE:
   Net income                          $ 55,021   $ 48,382   $161,716   $141,526
   Less: Dividends on non-
    convertible preferred
    stock and redemption premium            340        696      1,892      2,087
                                       --------   --------   --------   --------
  Net income available to
   common shareholders
   and assumed conversions             $ 54,681   $ 47,686   $159,824   $139,439
                                       ========   ========   ========   ========
   Weighted average shares
    outstanding                         113,388    110,956    113,309    110,789

   Net effect of the assumed
    exercise of stock options
    and nonvested restricted
    stock - based on the treasury
    stock method using average
    market price for the period           1,198      1,156      1,138      1,328
   Assumed conversion of
    preferred stock                          --      1,653         --      1,677
                                       --------   --------   --------   --------
   Total weighted average
    shares and common stock
    equivalents outstanding             114,586    113,765    114,447    113,794
                                       ========   ========   ========   ========
   Diluted earnings per share          $   0.48   $   0.42   $   1.40   $   1.23
                                       ========   ========   ========   ========


                        COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 7 - SEGMENT INFORMATION
     The following tables present the segment information for the Company's segments as of and for the periods ended September 30, 1999 and 1998. Due to impracticality, prior period information has not been restated to reflect the transfer of assets retained in securitizations from other segments, predominantly the Retail Banking segment, to the Treasury segment. For a discussion of the Company's segments, refer to Note 16 of the "Notes to the Consolidated Financial Statements" as presented in the Company's 1998 Form 10-K.

                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                     (In Thousands)
                                                       (Unaudited)

                                                                                             CORPORATE
                               CORPORATE   COMMUNITY   RETAIL       ASSET                     SUPPORT
                               BANKING     BANKING     BANKING    MANAGEMENT     TREASURY     AND OTHER      CONSOLIDATED
                              ----------   ----------  ----------  ----------    --------     --------       ------------

INCOME STATEMENT
Net interest income        $  147,588   $   63,665    $137,795    $ 20,099        $  72,677  $   34,423     $    476,247
Noninterest income             28,101       28,280      91,287      15,901            8,572       2,543          174,684
Noninterest expense            57,451       36,785     126,826      16,208            4,722     140,083          382,075
                           ----------   ----------  ----------  ----------        ---------  ----------     ------------
  Segment net income          118,238       55,160     102,256      19,792           76,527    (103,117)         268,856
Provision for loan losses                                                                                         22,808
                                                                                                            ------------
Net income before income
     tax expense                                                                                                 246,048
Income tax expense                                                                                                84,332
                                                                                                            ------------
Net income                                                                                                   $   161,716
                                                                                                             ===========
BALANCE SHEET
Average total assets       $5,220,482   $1,185,860  $1,066,714    $361,844       $8,883,402  $  681,559      $17,399,861
Average total loans         5,063,705    1,116,119     972,009     354,153        1,375,568   1,259,548       10,141,102
Average total deposits      2,069,688    2,964,079   6,162,530     704,694        1,292,240    (783,025)      12,410,206


                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (in Thousands)
                                  (Unaudited)

                                                                                                    CORPORATE
                           CORPORATE    COMMUNITY       RETAIL            ASSET                     SUPPORT
                            BANKING     BANKING        BANKING          MANAGEMENT     TREASURY     AND OTHER      CONSOLIDATED
                          ----------    ----------    ----------        ----------   ------------  -----------     ------------
INCOME STATEMENT
Net interest income      $ 128,977       $  66,229    $  112,549        $ 19,093       $   76,197   $    24,770    $  427,815
Noninterest income          28,477          26,725        74,533          13,943           12,886         9,610       166,174
Noninterest expense         53,672          36,890       104,054          15,556            3,575       141,515       355,262
                         ---------       ---------    ----------     -----------    -------------   -----------   -----------
   Segment net income      103,782          56,064        83,028          17,480           85,508      (107,135)      238,727
Provision for loan losses                                                                                              25,127
                                                                                                                 ------------
Net income before income
     tax expense                                                                                                      213,600
Income tax expense                                                                                                     72,074
                                                                                                                 ------------
Net income                                                                                                        $   141,526
                                                                                                                 ============
BALANCE SHEET
Average total assets    $4,590,786      $1,257,717    $  992,504        $388,717       $6,387,666    $1,441,054   $15,058,444
Average total loans      4,402,593       1,178,007       907,624         378,493        1,150,624     1,669,551     9,686,892
Average total deposits   1,719,652       2,816,612     5,115,627         554,632          703,054       248,724    11,158,301

                  COMPASS BANCSHARES, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 7 - SEGMENT INFORMATION - CONTINUED

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                (In Thousands)
                                 (Unaudited)

                                                                                         CORPORATE
                           CORPORATE   COMMUNITY    RETAIL     ASSET                      SUPPORT
                            BANKING     BANKING     BANKING   MANAGEMENT     TREASURY     AND OTHER   CONSOLIDATED
                          ----------   ---------- ----------  ----------   ------------  -----------  ------------
INCOME STATEMENT
Net interest income        $   49,932 $   22,038    $ 49,300   $  6,882      $  22,066   $   13,105   $   163,323
Noninterest income              8,364      9,858      32,678      5,258          2,371          591        59,120
Noninterest expense            19,027     12,175      44,964      5,314          1,844       48,096       131,420
                           ---------- ----------   ---------  ----------     ---------   -----------  -----------
    Segment net income         39,269     19,721      37,014      6,826         22,593      (34,400)       91,023
Provision for loan losses                                                                                   7,984
                                                                                                      -----------
Net income before income
     tax expense                                                                                           83,039
Income tax expense                                                                                         28,018
                                                                                                      -----------
Net income                                                                                            $    55,021
                                                                                                      ===========


BALANCE SHEET
Average total assets       $5,361,380 $1,185,319  $1,162,483   $363,322     $9,023,871   $  575,116   $17,671,491
Average total loans         5,230,355  1,130,872   1,053,090    355,579      1,441,103    1,199,056    10,410,055
Average total deposits      2,151,770  2,971,444   6,285,161    710,641      1,687,775     (993,341)   12,813,450



                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                (In Thousands)
                                 (Unaudited)

                                                                                           CORPORATE
                           CORPORATE    COMMUNITY      RETAIL     ASSET                     SUPPORT
                            BANKING     BANKING       BANKING   MANAGEMENT     TREASURY     AND OTHER   CONSOLIDATED
                          ----------    ----------   ---------- ----------   -----------  -----------   ------------
INCOME STATEMENT
Net interest income      $  45,647       $  22,050   $  36,691    $  6,739      $ 32,707   $    3,714    $   147,548
Noninterest income           9,512           9,218      25,637       4,234         4,865        2,461         55,927
Noninterest expense         18,165          12,065      35,388       5,387         1,132       50,035        122,172
                        ----------      ----------  ----------  ----------    ----------  -----------    -----------
   Segment net income       36,994          19,203      26,940       5,586        36,440      (43,860)        81,303


Provision for loan losses                                                                                      8,532
                                                                                                         -----------
Net income before income
     tax expense                                                                                              72,771
Income tax expense                                                                                            24,389
                                                                                                         -----------
Net income                                                                                               $    48,382
                                                                                                         ===========
BALANCE SHEET
Average total assets    $4,862,540      $1,305,056  $  910,595    $419,876    $7,036,049   $1,012,340    $15,546,456
Average total loans      4,664,205       1,220,341     842,077     409,930     1,082,457    1,442,630      9,661,640
Average total deposits   1,843,745       2,837,965   5,076,602     579,633       906,970       46,407     11,291,322


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

OVERVIEW

    Net income for the quarter ended September 30, 1999, increased 14 percent to $55.0 million while diluted earnings per share increased 14 percent to $0.48 per share. Net interest income increased 11 percent to $163.3 million from the third quarter of 1998. Noninterest income increased 6 percent to $59.1 million while noninterest expense increased 8 percent to $131.4 million.

    For the first nine months of 1999, net income increased 14 percent to $161.7 million and diluted earnings per share increased 14 percent to $1.40 per share. Net interest income for the nine months grew to $476.2 million, an increase of 11 percent, while noninterest income and noninterest expense increased 5 percent and 8 percent, respectively.

NET INTEREST INCOME


    Net interest income for the quarter ended September 30, 1999, increased $15.8 million over the third quarter of 1998 to $163.3 million with interest income and interest expense increasing $27.2 million and $11.4 million, respectively. The increase in interest income was primarily due to an increase in average earning assets of $2.1 billion, or 15 percent, partially offset by a 38 basis point decrease in the average yield on earning assets from 8.09 percent to 7.71 percent. Average loans, excluding the impact of branch purchases and securitizations, grew 20 percent from the third quarter of 1998. On a reported basis, average loans increased 8 percent from the third quarter of 1998. The average balance of investment securities available for sale increased 52 percent, or $1.5 billion, due principally to retained securitized loans. The 8 percent increase in interest expense during the quarter was a result of a $1.8 billion increase in average interest bearing liabilities, primarily savings accounts and FHLB and other borrowings, offset by a 29 basis point decrease in the rate paid on interest bearing liabilities.

    For the first nine months of 1999, net interest income increased 11 percent, or $48.4 million, to $476.2 million consisting of an $83.4 million increase in interest income and a $35.0 million increase in interest expense. The increase in interest income was due to a 17 percent increase in average earning assets partially offset by a decline in the yield on earning assets of 47 basis points, to 7.69 percent from 8.16 percent. The average balance of investment securities available for sale for the first nine months of 1999 increased $1.4 billion over the comparable 1998 period due to the factors discussed previously. A $2.0 billion increase in average interest bearing liabilities combined with a 35 basis point decline in the rate paid on interest bearing liabilities resulted in a 9 percent increase in interest expense.

NET INTEREST MARGIN

    Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the third quarter of 1999, the net interest margin, on a tax-equivalent basis, was 3.99 percent compared to 4.13 percent for the same period in 1998. For the nine months ended September 30, 1999, net interest margin decreased 19 basis points from 4.18 percent in the prior year to 3.99 percent. These decreases resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. The yield on interest earning assets for the third quarter decreased 38 basis points, including a 35 basis point decrease in the yield on loans, while the cost on interest bearing liabilities decreased 29 basis points. Similarly, a 46 basis point decrease in the yield on loans contributed to a 47 basis point decline in the yield on interest earning assets for the first nine months of 1999 while the cost of interest bearing liabilities decreased 35 basis points.

    During the third quarter of 1999, the Company's net interest margin was positively impacted by the Company's use of interest rate contracts, increasing taxable equivalent net interest margin by 9 basis points as compared to a 6 basis point impact for the same period in 1998. For the nine months ended September 30, 1999, the Company's use of interest rate contracts increased the Company's net interest margin by 9 basis points, up slightly from 7 basis points during the first nine months of 1998.

    The following tables detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the nine month and three month periods ended September 30, 1999, as compared to the comparable periods of 1998 (in thousands):

                                                              Nine Months Ended
                                                             September 30, 1999
                                              ------------------------------------------------
                                                 Change
                                                  1998              Attributed to
                                                   to      -----------------------------------
                                                  1999      Volume        Rate          Mix
                                               ---------   ---------    ---------    ---------
Interest income:
  Loans                                       $  (4,671)   $  29,823    $ (32,949)   $  (1,545)
  Investment securities                          23,267       27,163       (2,736)      (1,160)
  Investment securities available
   for sale                                      68,663       69,200         (352)        (185)
  Trading account securities                     (1,142)      (1,025)        (148)          31
  Fed funds and resale agreements                (2,285)      (2,095)        (380)         190
                                              ---------    ---------    ---------    ---------
      Increase in interest income             $  83,832    $ 123,066    $ (36,565)   $  (2,669)
                                              =========    =========    =========    =========
Interest expense:
  Deposits                                    $   6,375    $  34,234    $ (27,036)   $    (823)
  Fed funds purchased and repos                   6,365       13,005       (5,073)      (1,567)
  Other short-term borrowings                    (1,063)        (286)        (811)          34
  FHLB and other borrowings*                     23,320       29,608       (4,257)      (2,031)
                                              ---------    ---------    ---------    ---------
      Increase in interest expense            $ 34,997     $  76,561    $ (37,177)   $  (4,387)
                                              =========    =========    =========    =========


                                                          Three Months Ended
                                                           September 30, 1999
                                             --------------------------------------------
                                             Change
                                              1998             Attributed to
                                               to       ----------------------------------
                                              1999       Volume        Rate         Mix
                                            ---------   ---------    ---------   ---------
Interest income:
  Loans                                      $  7,100    $ 16,494    $ (8,719)   $   (675)
  Investment securities                        (1,680)       (828)       (877)         25
  Investment securities available
   for sale                                    22,902      24,403        (986)       (515)
  Trading account securities                     (885)       (929)         99         (55)
  Fed funds and resale agreements                 (59)        (35)        (26)          2
                                             --------    --------    --------    --------
      Increase in interest income            $ 27,378    $ 39,105    $(10,509)   $ (1,218)
                                             ========    ========    ========    ========
Interest expense:
  Deposits                                   $  5,743    $ 14,349    $ (8,226)   $   (380)
  Fed funds purchased and repos                (5,184)     (4,125)     (1,390)        331
  Other short-term borrowings                    (628)       (334)       (338)         44
  FHLB and other borrowings*                   11,486      13,277      (1,105)       (686)
                                             --------    --------    --------    --------
      Increase in interest expense           $ 11,417    $ 23,167    $(11,059)   $   (691)
                                             ========    ========    ========    ========



   * Includes Capital Securities.

NONINTEREST INCOME AND NONINTEREST EXPENSE

    During the third quarter of 1999, noninterest income increased $3.2 million, or 6 percent, to $59.1 million, due primarily to a $4.1 million increase in service charges on deposit accounts offset by a $1.1 million decrease in trading account profits and commissions and a $1.9 million decrease in securities gains. Noninterest income for the first nine months of 1999 increased $8.5 million, or 5 percent, to $174.7 million as a result of a 14 percent increase in service charges on deposit accounts, a 13 percent increase in retail investment sales income, and an 8 percent increase in other noninterest income offset by a 22 percent decrease in trading account profits and commissions, a 50 percent decrease in securities gains, and a $4.3 million gain that was realized in the second quarter of 1998 with the securitization and sale of indirect automobile loans. The increase in service charges on deposit accounts was due to the increase in deposits while the increase in other noninterest income was due to increased credit card fees and servicing income related to the Company's loan securitizations.

    Noninterest expense increased $9.2 million, or 8 percent, during the third quarter and $26.8 million, or 8 percent, during the first nine months of 1999, primarily due to increased salaries, benefits and commissions expense, equipment expense, and other noninterest expense. Salaries, benefits and commissions expense increased during the third quarter and first nine months of the year by 6 percent and 7 percent, respectively, due in part to an increase in personnel related to the Company's branch acquisition in April 1999. Equipment expense increased during the third quarter and first nine months of the year by 9 percent and 12 percent, respectively, due to increased computer equipment depreciation and software amortization. Other noninterest expense increased 22 percent during the third quarter of 1999 and 14 percent during the first nine months of the year due in part to additional amortization of intangibles associated with the Company's branch acquisition in April 1999. During the first nine months of 1999 the Company completed the acquisition of 15 branches compared to the four mergers completed during the same period for 1998. The result was a decrease in mergers and integration costs, down $3 million or 43 percent, during the first nine months of 1999.

INCOME TAXES

    Income tax expense increased by $12.3 million, or 17 percent, during the first nine months of 1999 compared to the same period in 1998 as pretax income increased 15 percent. The effective tax rate for the first nine months of 1999 was 34.3 percent, up from the 33.7 percent effective tax rate for the same period in 1998.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

    The provision for loan losses for the nine months ended September 30, 1999, decreased $2.3 million from the same period in 1998. Net loan charge-offs expressed as an annualized percentage of average loans for the first nine months of 1999 were 0.28 percent, down from 0.34 percent for the first nine months of 1998. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at September 30, 1999, was $139.9 million. The ratio of the allowance for loan losses to loans outstanding was 1.36 percent at September 30, 1999, up slightly from 1.35 percent at December 31, 1998.

NONPERFORMING ASSETS AND PAST DUE LOANS

    Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $56.1 million at September 30, 1999, relatively unchanged from December 31, 1998, as nonaccrual loans increased $1.6 million, or 3 percent. At September 30, 1999, the allowance for loan losses as a percentage of nonperforming loans was 279 percent, unchanged from December 31, 1998. The allowance for loan losses as a percentage of nonperforming assets increased from 246 percent at December 31, 1998, to 249 percent at September 30, 1999.

    Nonperforming assets as a percentage of total loans and other real estate owned remained unchanged at 0.55 percent at September 30, 1999 from December 31, 1998. The amount recorded in other repossessed assets at September 30, 1999, was $1.3 million, down 25 percent from $1.8 million at

December 31, 1998. Loans past due ninety days or more but still accruing interest increased 37 percent from $8.7 million at December 31, 1998, to $12.0 million at September 30, 1999. The increase in the level of loans past due ninety days or more was concentrated in the commercial and consumer portfolios.

    As discussed in the Company's 1998 Form 10-K, approximately three percent of the Company's loan portfolio is represented by loans to energy-related companies that are dependent on oil and natural gas production as a source of repayment. The low level of energy prices during the latter half of 1998 adversely impacted this segment of the Company's portfolio. While energy prices have rebounded during the first nine months of 1999, this segment of the portfolio continues to experience considerable stress as a result of an extended period of depressed oil prices.

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

    As a financial institution, the Company's compliance has been closely monitored by federal regulatory agencies which have completed four regular quarterly examinations of the Company and its Year 2000 readiness in the past twelve months. The Company is not aware of any existing regulatory restrictions imposed on it by the federal regulatory authorities as a result of the Company's current plan and implementation.

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

    For each IT and non-IT system that was assessed as Year 2000 compliant, testing was performed to confirm compliance while for each system that was found to be not Year 2000 compliant, a three-step plan involving renovation, validation and implementation was developed to bring the system into compliance. Renovation is comprised of modifying or replacing hardware and software in order to make the system compliant (the "Renovation Phase"). Validation involves testing the system to determine compliance after modification (the "Validation Phase"). Implementation entails bringing the compliant system into production (the "Implementation Phase"). As of September 30, 1999, none of the Company's mission critical systems were in the Renovation Phase or Validation Phase with all mission critical systems in the Implementation Phase.

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

   The Company expects to pay less than $25 million related to Year 2000 compliance and anticipates remaining additional payments of approximately $1 million. A substantial portion of these costs have been or will be capitalized in the installation of software and hardware and will be amortized over the life of the related assets. There has been no material increase in IT salaries expense due to Year 2000 compliance activities as many of the system renovations have coincided with previously planned system replacements or enhancements, the costs of which have been included in the costs disclosed above. The deferral of certain other IT projects in order to assure Year 2000 readiness has not had, and is not expected to have, a material impact on the Company's financial condition and results of operations.

   While a failure to achieve Year 2000 compliance with regard to the Company's IT and non-IT systems could have an adverse impact on the Company's results of operations and financial condition due to inability to perform normal lending, investing and deposit gathering functions, the Company has essentially completed its Year 2000 readiness at September 30, 1999, and believes that any impact of failure to achieve Year 2000 compliance with any of the Company's systems will be immaterial.

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

                              FINANCIAL CONDITION

OVERVIEW

   Total assets at September 30, 1999, were $17.7 billion, up from $17.3 billion at December 31, 1998, due primarily to the acquisition of branches in April 1999, which was accounted for under the purchase method of accounting. The Company redeemed its outstanding Series F preferred stock of $17.3 million during the first quarter of 1999. The Company plans to redeem its outstanding Series E preferred stock of $11.5 million during the fourth quarter of 1999.

ASSETS AND FUNDING

   At September 30, 1999, earning assets totaled $16.4 billion, up from $15.8 billion at December 31, 1998. The mix of earning assets shifted moderately toward investment securities with total investment securities comprising 36 percent of total earning assets at September 30, 1999, up from 35 percent at December 31, 1998, due primarily to assets retained in loan securitizations. Increases in interest bearing deposits resulting from the branch acquisition discussed previously and FHLB and other borrowings during the first nine months of 1999 offset a decrease in federal funds purchased and securities sold under agreements to repurchase. At September 30, 1999, deposits accounted for 72 percent of the Company's funding, up from 69 percent at year-end.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities totaled $309 million for the nine months ended September 30, 1999. Net cash used by investing activities of $520 million consisted of $963 million in purchases of investment securities available for sale and a $1.2 billion increase in loans outstanding offset by proceeds from maturities of investment securities of $356 million, proceeds from maturities of securities available for sale of $786 million, proceeds from sales of securities available for sale of $325 million, and $210 million received in connection with the purchase of branches. Net cash used by financing activities of $65 million consisted of a $348 million increase in deposits and a $204 million net increase in FHLB and other borrowings reduced by a decrease in federal funds purchased and securities sold under agreements to repurchase of $555 million, the retirement of preferred stock as previously noted, and the payment of $69 million in common stock and preferred stock dividends.

   Total shareholders' equity at September 30, 1999, was 6.80 percent of total assets compared to 6.92 percent at December 31, 1998 due to a $75 million decrease in accumulated other comprehensive income. The leverage ratio, defined as period-end common equity and the Capital Securities adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 6.85 percent at September 30, 1999 and 7.26 percent at December 31, 1998. Similarly, the Company's tangible leverage ratio, defined as period-end common equity and the Capital Securities adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, was 6.77 percent at September 30, 1999 compared to 7.16 percent at December 31, 1998.

   Tier I capital and total qualifying capital (Tier I capital plus Tier
II capital), as defined by regulatory agencies, as of September 30, 1999, exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at September 30, 1999, were 8.24 percent and
11.64 percent, respectively, compared to 8.81 percent and 10.71 percent at December 31, 1998. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 ALLOWANCE FOR LOAN LOSSES/NONPERFORMING ASSETS
                                 (In Thousands)
                                   (Unaudited)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                               --------------------------
                                                                   1999           1998
                                                               -----------    -----------
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                                  $ 136,677     $ 135,225
Add: Provision charged to earnings                                 22,808        25,127
     Allowance on acquisitions
      (loan dispositions)                                           1,296        (3,212)
Deduct: Loans charged off                                          29,236        31,519
        Loan recoveries                                            (8,333)       (6,599)
                                                                ---------     ---------
  Net charge-offs                                                  20,903        24,920
                                                                ---------     ---------
Balance at end of period                                        $ 139,878     $ 132,220
                                                                =========     =========

Net charge-offs as a percentage of
  average loans (annualized)                                         0.28%         0.34%
Recoveries as a percentage of charge-offs                           28.50%        20.94%



                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                   1999         1998
                                                                ---------     ---------
NONPERFORMING ASSETS
Nonaccrual loans                                                $  49,836     $  48,250
Renegotiated loans                                                    297           665
                                                                ---------     ---------
  Total nonperforming loans                                        50,133        48,915
Other real estate                                                   5,997         6,657
                                                                ---------     ---------
  Total nonperforming assets                                    $  56,130     $  55,572
                                                                =========     =========

Accruing loans ninety days or more past due                     $  11,956     $   8,699

Other repossessed assets                                            1,342         1,779

Allowance for loan losses                                         139,878       136,677

Allowance as a percentage of loans                                   1.36%         1.35%
Total nonperforming loans as a percentage
  of loans                                                           0.49%         0.48%
Total nonperforming assets as a percentage
  of loans and ORE                                                   0.55%         0.55%
Accruing loans ninety days or more past due as a
  percentage of loans                                                0.12%         0.09%
Allowance for loan losses as a percentage of
  nonperforming loans                                              279.01%       279.42%
Allowance for loan losses as a percentage of
  nonperforming assets                                             249.20%       245.95%


                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                (In thousands)
                                  (Unaudited)

   The Company's interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described on page 20 of its December 31, 1998 Form 10-K. Net interest income sensitivities over a one-year time horizon as of September 30, 1999 and December 31, 1998 are shown below.

                                                                  Percentage
                                                                Increase/(Decrease)
                                                                 in Interest Income/
                                                                   Expense Given
                                                                   Immediate and
                                         Principal/Notional      Sustained Parallel
                                          Amount of Earning      Interest Rate Shifts
                                           Assets, Interest   --------------------------
                                         Bearing Liabilities    Down 100       Up 100
                                              and Swaps       Basis Points  Basis Points
                                        --------------------  ------------  ------------
SEPTEMBER 30, 1999:
Assets which reprice in:
  One year or less                          $  6,064,320        (8.81)%          7.77%
  Over one year                               10,290,225        (2.02)           1.73
                                            ------------
                                            $ 16,354,545        (4.68)           4.09
                                            ============

Liabilities which reprice in:
  One year or less                          $ 10,038,932       (13.42)          16.74
  Over one year                                3,737,099        (4.10)           5.34
                                            ------------
                                            $ 13,776,031       (10.17)          12.77
                                            ============

Total net interest income sensitivity                            0.84           (4.63)

DECEMBER 31, 1998:
Assets which reprice in:
  One year or less                          $  5,670,836       (10.75)%         10.49%
  Over one year                               10,127,706        (5.88)           2.87
                                            ------------
                                            $ 15,798,542        (7.66)           5.65
                                            ============

Liabilities which reprice in:
  One year or less                          $  9,967,789       (14.28)          17.68
  Over one year                                3,435,149        (4.84)           9.23
                                            ------------
                                            $ 13,402,938       (11.20)          14.92
                                            ============

Total net interest income sensitivity                           (4.34)          (3.03)


   As shown in the table above, from December 31, 1998 to September 30, 1999 the net interest income sensitivity decreased in the down-rate scenario and increased in the up-rate scenario. Both of these movements are due in large part to the increase in the general level of interest rates during the course of 1999. This increase in interest rates caused estimated prepayments on mortgage loans and mortgage-backed securities, including CMOs, to slow. Slower prepayments resulted in a smaller amount of cash flows requiring reinvestment at lower rates in a down-rate scenario, thereby, decreasing sensitivity to lower rates. However, slower prepayments also resulted in smaller cash flows available to reinvest at higher rates in the up-rate scenario, hence, increasing sensitivity to higher rates.

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

(10)(l) Compass Bancshares, Inc. Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to the Company's Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Securities and Exchange Commission)

(12)(a)  Ratio of Earnings to Combined Fixed Charges and Preferred
           Stock Dividends                                                 25

(12)(b)  Ratio of Earnings to Fixed Charges                                26

(27)     Financial Data Schedule (Filed electronically only)

(b)  Reports on Form 8-K

     On August 23, 1999, the Company filed a Form 8-K disclosing a change in accountants from KPMG Peat Marwick LLP to Arthur
     Andersen LLP effective August 16, 1999.

                   COMPASS BANCSHARES, INC. AND SUBSIDIARIES


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 12, 1999                                   /s/ GARRETT R. HEGEL
-----------------                                 ---------------------------
     Date                                         By Garrett R. Hegel, as its
                                                      Chief Financial Officer