Form 10-K
period 1999-12-31
COMPASS BANCSHARES INC
filed 2000-03-23
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999	Commission File No. 0-6032

Compass Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)
15 South 20th Street
Birmingham, Alabama 35233

(Address of principal executive offices)

(205) 933-3000

(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of THE ACT:

Name of each exchange
Title of each class	on which registered

None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $2 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES  [X]  NO  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

As of January 31, 2000, the aggregate market value of voting and non-voting common equity held by non-affiliates was $2,236,517,395.

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2000

Common Stock, $2 Par Value	117,097,162

Documents Incorporated by Reference	Part of 10-K in which incorporated

Proxy Statement for 2000 annual meeting except for information referred to in Item 402(a)(8) of Regulation S-K	Part III

PART I

ITEM 1 — BUSINESS

      Compass Bancshares, Inc. (the “Company”) is a bank holding company with its principal place of business in Birmingham, Alabama. The Company was organized in 1970 and commenced business in late 1971 upon the acquisition of Central Bank & Trust Co. and State National Bank. The Company subsequently acquired substantially all of the outstanding stock of additional banks located in Alabama, 11 of which were merged in late 1981 to create Central Bank of the South, Alabama’s first statewide bank. In November 1993, the Company changed its name from Central Bancshares of the South, Inc. to Compass Bancshares, Inc. and Central Bank of the South, the Company’s lead bank subsidiary, changed its name to Compass Bank (“Compass Bank”). In February 1987, the Company acquired First National Bank of Crosby near Houston, Texas, and became the first out-of-state bank holding company to acquire a bank in Texas. The Company first expanded into Florida in July 1991, when it acquired Citizens & Builders Federal Savings, F.S.B., in Pensacola, Florida. In December 1998, the Company expanded into the state of Arizona with the acquisition of Tucson-based Arizona Bank. In January 2000 the Company expanded into New Mexico with the acquisition of Albuquerque-based Western Bancshares, Inc.

      In addition to Compass Bank, the Company also owns Central Bank of the South, an Alabama banking corporation headquartered in Anniston, Alabama. Central Bank of the South has limited activities. During 1999, the Company merged its Arizona state bank, Arizona Bank, into Compass Bank. The bank subsidiaries of the Company are referred to collectively herein as the “Subsidiary Banks.”

      The principal role of the Company is to supervise and coordinate the activities of its subsidiaries and to provide them with capital and services of various kinds. The Company derives substantially all of its income from dividends from its subsidiaries. Such dividends are determined on an individual basis, generally in relation to each subsidiary’s earnings and capital position.

Subsidiary Banks

      Compass Bank conducts a general commercial banking and trust business at 307 bank offices, including 122 in Texas, 88 in Alabama, 47 in Arizona, 41 in Florida, and 9 in New Mexico. The Subsidiary Banks perform banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposit accounts, making personal and commercial loans and furnishing personal and commercial checking accounts. The Asset Management Division of Compass Bank offers its customers a variety of fiduciary services, including portfolio management and the administration and investment of funds of estates, trusts and employee benefit plans. Through Compass Bancshares Insurance, Inc., a wholly-owned subsidiary of Compass Bank, the Subsidiary Banks make available to their customers and others, as agent for a variety of insurance companies, term life insurance, fixed-rate annuities and other insurance products.

      Compass Bank provides correspondent banking services including educational seminars and operational and investment services to approximately 1,000 financial institutions located throughout the United States. Through the Correspondent and Investment Services Division of Compass Bank, the Subsidiary Banks distribute or make available a variety of investment services and products to institutional and individual investors including institutional sales, bond accounting, safekeeping and interest rate risk analysis services. Through Compass Brokerage, Inc., a wholly-owned subsidiary of Compass Bank, the Subsidiary Banks also provide discount brokerage services, mutual funds and variable annuities to individuals and businesses. Through Compass Bank’s wholly-owned subsidiary, Compass Financial Corporation, the Subsidiary Banks provide lease financing services to individuals and businesses.

Nonbanking Subsidiaries

      Through wholly-owned subsidiaries, the Company is engaged in providing insurance products to customers of the Subsidiary Banks and owning real estate for bank premises. Revenues from operation of these subsidiaries do not presently constitute a significant portion of the Company’s total operating revenues. The Company may subsequently engage in other activities permissible for registered bank holding companies when suitable opportunities develop. Any proposal for such further activities is subject to approval by appropriate regulatory authorities. Refer to “Supervision and Regulation.”

Lines of Business

      The Company is currently aligned along lines of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics, through various products and services. The Company’s primary operating segments are Corporate Banking, Retail Banking, Community Banking, Asset Management, and Treasury.

      The Corporate Banking segment is responsible for providing a full array of banking and investment services to business banking, commercial banking, and other institutional clients in each of the Company’s major metropolitan markets. The Corporate Banking segment also includes a National Industries unit that is responsible for serving larger national accounts, principally in targeted industries. In addition to traditional credit and deposit products, the Corporate Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, and interest rate protection and investment products.

      The Retail Banking segment serves the Company’s consumer customers in each of its major metropolitan markets through an extensive banking office network and through the use of alternative delivery channels such as PC banking, the internet, and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage and insurance. In addition, Retail Banking also serves the Company’s small business customers.

      The Community Banking segment is responsible for serving the Company’s non-metropolitan markets and provides the same products and services offered by the Corporate Banking, Retail Banking, and Asset Management segments. The Asset Management segment provides specialized investment portfolio management, financial counseling, and customized services to the Company’s private clients and foundations as well as investment management and retirement services to companies and their employees. The Asset Management segment is also the discretionary investment manager of Expedition Funds, the Company’s family of proprietary mutual funds. The Treasury segment’s primary function is to manage the investment securities portfolio, public entity deposits, interest rate risk, and liquidity and funding positions of the Company.

Business Combinations

      The Company may seek to combine with other banks and banking offices when suitable opportunities develop. Discussions are held from time to time with institutions about their possible affiliation with the Company. It is impossible to predict accurately whether any discussions will lead to agreement. Any bid or proposal for the combination of additional banks is subject to approval by appropriate regulatory authorities. Refer to “Supervision and Regulation.” Since the Company first expanded to Texas in 1987, the Company has combined with 45 financial institutions and engaged in numerous asset and deposit purchase transactions.

      On April 19, 1999, the Company completed the purchase of 15 branches in Arizona from another financial institution. These branches, primarily in the Phoenix area, added approximately $400 million in deposits. The transaction was accounted for under the purchase method of accounting. Intangible assets resulting from the purchase totaled approximately $70 million.

      On October 20, 1999, the Company completed the acquisition of Hartland Bank, N.A., in Austin, Texas, with assets of approximately $300 million. The Company acquired all of the outstanding shares of Hartland Bank, N.A., in exchange for approximately $90 million in cash. The transaction was accounted for under the purchase method of accounting. Intangible assets resulting from the purchase totaled approximately $70 million.

      On January 13, 2000, the Company completed the acquisition of Western Bancshares, Inc. (“Western”) and its subsidiary, Western Bank, of Albuquerque, New Mexico, with the issuance of approximately 3.3 million shares of the Company’s common stock. At the date of closing, Western had assets of approximately $305 million. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, all prior information will be restated in the first quarter of 2000.

      On November 4, 1999, the Company signed a definitive agreement to merge with MegaBank Financial Corporation (“MegaBank”) and its subsidiary, MegaBank, of Denver, Colorado, with the planned exchange of the Company’s common stock. At December 31, 1999, MegaBank had approximately $300 million in assets. The transaction, pending shareholder and regulatory approval and the satisfaction of other conditions in the agreement, is expected to close in the second quarter of 2000 and be accounted for under the pooling-of-interests method of accounting.

Competition

      The Subsidiary Banks encounter intense competition in their businesses, generally from other banks located in Alabama, Arizona, Florida, New Mexico and Texas and adjoining states, and compete for interest bearing funds with other banks, mutual funds, and many non-bank issuers of commercial paper and other securities. In substantially all of the markets served by the Subsidiary Banks, Compass Bank encounters intense competition from other financial institutions that are substantially larger in terms of assets and deposits. Competition for the correspondent banking and securities sales business also exists from commercial and investment banks and brokerage firms. In the case of larger customers, competition exists with financial institutions in major metropolitan areas in the United States, many of which are larger in terms of capital, resources and personnel. Increasingly, in the conduct of certain aspects of their businesses, the Subsidiary Banks compete with finance companies, savings and loan associations, credit unions, mutual funds, factors, insurance companies and similar financial institutions.

      There is significant competition among bank holding companies in most of the markets served by the Subsidiary Banks. The Company believes that intense competition for banking business among bank holding companies with operations in Alabama, Arizona, Florida, New Mexico and Texas will continue. During 2000 the competition may further intensify if additional regional bank holding companies enter such states through the acquisition of local financial institutions.

Employees

      At December 31, 1999, the Company and its subsidiaries employed approximately 6,700 persons. The Company and its subsidiaries provide a variety of benefit programs including retirement and stock ownership plans as well as group life, health, accident, and other insurance. The Company also maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility.

Government Monetary Policy

      The Company and the Subsidiary Banks are affected by the credit policies of monetary authorities including the Board of Governors of the Federal Reserve System (“Federal Reserve”). An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate, reserve requirements on member bank deposits, and funds availability regulations. These instruments are used in varying combinations to influence the overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans or paid on deposits.

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

SUPERVISION AND REGULATION

The Company

      The Company has filed a declaration with the Federal Reserve to be certified as a financial holding company (“FHC”) under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”) which is described below under “Supervision and Regulation — Recent Legislation.” The Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act of 1956 (“BHC Act”). The Federal Reserve also may make examinations of the Company and each of its subsidiaries. In addition, certain financial activities of the Company which are permitted by the GLB Act are subject to functional regulations by other state and federal regulatory authorities as described below.

      The Company continues to be regulated by the BHC Act which requires a bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all the assets of any bank or ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of any such bank. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), facilitates branching and the establishment of agency relationships across state lines and permits bank holding companies to acquire banks located in any state without regard to whether the transaction is prohibited under any state law, subject to certain state provisions, including the establishment by states of a minimum age of their local banks subject to interstate acquisition by out-of-state bank holding companies. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years.

      The States of Alabama, Arizona, Florida, New Mexico and Texas, where the Company currently operates banking offices, and Colorado where an acquisition is currently pending, each have laws relating specifically to acquisitions of banks, bank holding companies, and other types of financial institutions in those states by financial institutions that are based in, and not based in, those states. In 1995, the State of Alabama enacted an interstate banking act. In general, the Alabama statute implements the Interstate Act, specifying five years as the minimum age of banks which may be acquired and participating in interstate branching beginning May 31, 1997. The laws of each of Arizona, Colorado, Florida, New Mexico and Texas currently permit out-of-state bank holding companies to acquire banks in Arizona, Colorado, Florida, New Mexico and Texas, regardless of where the acquiror is based, subject to the satisfaction of various provisions of state law, including the requirement that the bank to be acquired has been in existence at least five years in Arizona, Colorado, New Mexico, and two years in Florida.

      The Federal Reserve Act generally imposes certain limitations on extensions of credit and other transactions by and between banks which are members of the Federal Reserve and other affiliates (which includes any holding company of which such bank is a subsidiary and any other non-bank subsidiary of such holding company). Banks which are not members of the Federal Reserve also are subject to these limitations. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or the furnishing of services.

      In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was enacted. This act recapitalized the Bank Insurance Fund (“BIF”), of which the Subsidiary Banks are members, and the Savings Association Insurance Fund (“SAIF”), which insures certain of the Subsidiary Banks’ deposits; substantially revised statutory provisions, including capital standards; restricted certain powers of state banks; gave regulators the authority to limit officer and director compensation; and required holding companies to guarantee the capital compliance of their banks in certain instances. Among other things, FDICIA requires the federal banking agencies to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” as defined by regulations adopted by the Federal Reserve, the FDIC, and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to the greater of two percent of total tangible assets or 65 percent of the minimum leverage ratio to be prescribed by regulation. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

      If a depository institution fails to meet regulatory capital requirements, the regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of five percent of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. If the controlling bank holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the Federal Bankruptcy Code, the FDIC’s claim may be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

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

      At December 31, 1999, the Subsidiary Banks were “well capitalized” and were not subject to any of the foregoing restrictions, including, without limitation, those relating to brokered deposits. The Subsidiary Banks do not rely upon brokered deposits as a primary source of deposit funding; although, such deposits are sold through the Correspondent and Investment Services Division of Compass Bank.

      FDICIA contains numerous other provisions, including new reporting requirements, termination of the “too big to fail” doctrine except in special cases, limitations on the FDIC’s payment of deposits at foreign branches and revised regulatory standards for, among other things, real estate lending and capital adequacy. In addition, FDICIA requires the FDIC to establish a system of risk-based assessments for federal deposit insurance, by which banks that pose a greater risk of loss to the FDIC (based on their capital levels and the FDIC’s level of supervisory concern) will pay a higher insurance assessment.

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

      Compass Bank is governed by Alabama laws restricting the declaration and payment of dividends to 90 percent of annual net income until its surplus funds equal at least 20 percent of capital stock. Compass Bank has surplus in excess of this amount. As a member of the Federal Reserve, Compass Bank is subject to dividend limitations imposed by the Federal Reserve that are similar to those applicable to national banks.

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

      The Community Reinvestment Act of 1977 (“CRA”) and the regulations of the Federal Reserve and the FDIC implementing that act are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The CRA and such regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities as part of their regulatory examination of the institution. The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch or to merge or to acquire the assets or assume the liabilities of a bank. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

Recent Legislation

      The GLB Act was enacted on November 12, 1999. The GLB Act permits bank holding companies meeting certain management, capital and community reinvestment standards to engage in a substantially broader range of non-banking activities than were permitted previously, including insurance underwriting and merchant banking activities. The Company has certified that it meets this criteria. The GLB Act repeals sections 20 and 32 of the Glass Steagall Act, permitting affiliations of banks with securities firms and registered investment companies. The Act authorizes FHCs which permit banks to be under common control with securities firms, insurance companies, investment companies and other financial interests. Some of these affiliations also are permissible for bank subsidiaries. The GLB Act gives the Federal Reserve broad authority to regulate FHCs, but provides for functional regulation of subsidiary activities by the SEC, FTC, state insurance and securities authorities and similar regulatory agencies.

      The GLB Act includes significant provisions regarding the privacy of financial information. These new financial privacy provisions generally require a financial institution to adopt a privacy policy regarding its practices for sharing nonpublic personal information and to disclose such policy to their customers, both at the time the customer relationship is established and at least annually during the relationship. These provisions also prohibit the Company from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to opt out of the disclosure.

ITEM 1 — STATISTICAL DISCLOSURE

Page(s)

Consolidated Average Balance Sheets and Rate/ Volume Variances	24 & 25

Investment Securities and Investment Securities Available for Sale	12

Investment Securities and Investment Securities Available for Sale Maturity Schedule	13

Loan Portfolio	11

Selected Loan Maturity and Interest Rate Sensitivity	11

Nonperforming Assets	29

Summary of Loan Loss Experience	27

Allocation of Allowance for Loan Losses	28

Maturities of Time Deposits	15

Return on Equity and Assets	20

Short-Term Borrowings	16

Trading Account Composition	14

Capital Ratios	21

ITEM 2 — PROPERTIES

      The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The principal executive offices of the Company are located at 15 South 20th Street, Birmingham, Alabama, in a 289,000 square-foot office building. The Subsidiary Banks own or lease various other offices and facilities in Alabama, Arizona, Florida, and Texas with remaining lease terms of 1 to 20 years exclusive of renewal options. In addition, the Company owns a 306,000 square-foot administrative headquarters facility located in Birmingham, Alabama. The Company also owns the River Oaks Bank Building in Houston, Texas, a 14-story, 168,000 square-foot office building, and the Post Oak Building in Houston, Texas, an 8-story, 124,000 square-foot office building. Compass Bank currently occupies approximately 35 percent of the River Oaks Bank Building and approximately 30 percent of the Post Oak Building. The remaining space in both buildings is leased to multiple tenants.

ITEM 3 — LEGAL PROCEEDINGS

      The Company and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which relate to lending, collections, servicing, investment, trust and other activities seek substantial sums as damages.

      Among the actions which are pending are actions filed as class actions in the States of Alabama and Texas. The actions are similar to others that have been brought in recent years in Alabama and Texas against financial institutions in that they seek substantial compensatory and punitive damages in connection with transactions involving relatively small amounts of actual damages. In recent years, juries in certain Alabama and Texas state courts have rendered large punitive damage awards in such cases.

      It may take a number of years to finally resolve some of these pending legal proceedings due to their complexity and other reasons. It is difficult to determine with any certainty at this time the potential exposure from the proceedings. However, based upon the advice of legal counsel, management is of the opinion that the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1999.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

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

	High	Low	Dividend

1999:

First quarter	$26	$23	$.20

Second quarter	30 1/2	23 5/8	.20

Third quarter	30 1/8	24 7/8	.20

Fourth quarter	28 1/8	20 3/4	.20

1998:

First quarter	$35 1/2	$27 5/8	$.175

Second quarter	33 1/4	28	.175

Third quarter	31 5/8	22	.175

Fourth quarter	26 1/4	19 1/4	.175

      As of January 31, 2000, there were approximately 7,200 shareholders of record of common stock of which approximately 6,050 were residents of either Alabama, Arizona, Florida, New Mexico or Texas.

ITEM 6 — SELECTED FINANCIAL DATA

      The following table sets forth selected financial data for the last five years.

	1999	1998	1997	1996	1995

	(in Thousands Except Per Share Data)

Net interest income	$639,168	$576,924	$537,910	$487,566	$443,901

Provision for loan losses	31,122	38,445	32,935	25,987	16,363

Net income	217,045	180,880	166,242	146,334	132,567

Per share data:

Basic earnings	$1.90	$1.60	$1.48	$1.32	$1.20

Diluted earnings	1.88	1.57	1.45	1.29	1.18

Cash dividends declared	.80	.70	.63	.57	.50

Balance sheet:

Average total equity	$1,196,988	$1,135,556	$1,006,311	$894,522	$790,635

Average assets	17,565,011	15,423,162	13,972,411	12,701,623	11,375,547

Period-end FHLB and other borrowings and Guaranteed preferred beneficial interests	2,564,328	2,045,980	1,430,253	734,012	623,192

Period-end total equity	1,196,204	1,196,141	1,068,019	952,509	873,479

Period-end assets	18,150,752	17,288,908	14,900,748	13,724,190	12,374,866

CASH BASIS DISCLOSURES

      The selected financial data presented in the following table details certain information highlighting the performance of the Company for each of the three years ended December 31, 1999, adjusted to exclude the amortization of goodwill and other intangibles considered nonqualifying in regulatory capital calculations, and related balances of goodwill and other intangibles resulting from business combinations recorded by the

Company under the purchase method of accounting. Had these business combinations qualified for accounting under the pooling-of-interests method, no intangible assets would have been recorded. Since the amortization of goodwill and other intangibles does not result in a cash expense, the economic value to shareholders under either accounting method is essentially the same. Additionally, such amortization does not impact the Company’s liquidity and funds management activities.

      Cash basis financial data is particularly relevant in that it provides an additional basis for measuring a company’s ability to support future growth and pay dividends. Cash basis financial data, as defined herein, has not been adjusted to exclude the impact of merger and integration related expenses or other noncash items such as depreciation and provision for loan losses, except as noted below. This is the only section of this report in which the Company’s financial results are discussed on a cash basis.

	1999	1998	1997

	(in Thousands Except Per Share Data)

Income statement:

Noninterest expense	$501,805	$477,741	$431,774

Net income before income tax expense	347,350	283,238	265,925

Net income	229,847	189,678	175,158

Net income available to common shareholders	227,728	186,896	172,376

Per common share data:

Basic net income	$2.01	$1.68	$1.56

Diluted net income	1.99	1.64	1.52

Performance ratios:

Return on average assets	1.32%	1.24%	1.27%

Return on average common equity	19.22	16.92	17.69

Return on average equity	19.20	16.70	17.41

Efficiency*	56.26	57.05	58.58

Goodwill and nonqualifying intangibles:

Goodwill average balance	$128,434	$81,130	$85,625

Nonqualifying intangible assets average balance	42,092	36,280	41,163

Goodwill amortization (after tax)	7,308	5,155	4,960

Nonqualifying intangibles amortization (after tax)	5,494	3,643	3,956

*	Excludes merger and integration related expenses.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. Prior information has been restated to reflect acquisitions accounted for using the pooling-of-interests accounting method. Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition.

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

Summary

      In 1999, the Company reported record net income of $217.0 million, a 20 percent increase over the Company’s previous high of $180.9 million in 1998, which represented a 9 percent increase over 1997. Basic earnings per share for 1999 was $1.90 per share, also a record, compared with $1.60 per share in 1998 and $1.48 per share in 1997, representing a 19 percent increase in 1999 and an 8 percent increase in 1998. Diluted earnings per share increased to $1.88 per share in 1999, a 20 percent increase, from $1.57 per share in 1998. Diluted earnings per share in 1998 increased eight percent over 1997. Pretax income for 1999 was up $58.8 million, or 22 percent, over 1998 while income tax expense increased 25 percent over the same period reflecting an increase in the Company’s effective tax rate from 33.6 percent in 1998 to 34.5 percent in 1999.

Earning Assets

      Average earning assets in 1999 increased 15 percent over 1998 due principally to a 48 percent increase in average available-for-sale securities, a 19 percent increase in investment securities, and a 6 percent increase in loans. These increases were significantly impacted by the Company’s securitization activity for 1999 consisting of the securitization and transfer of substantially all of approximately $500 million of residential mortgages in February, 1999 and the securitization and transfer of substantially all of approximately $500 million of indirect automobile loans in September, 1999 to available-for-sale securities. These securitizations resulted in a moderate shift in the average earning asset mix in 1999 with loans at 63 percent, investment securities and investment securities available for sale at 36 percent and other earning assets at 1 percent. In 1998, loans were 69 percent, investment securities and investment securities available for sale were 30 percent and other earning assets were 1 percent. The mix of earning assets is monitored on a continuous basis in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.

Loans

      Average loans, adjusted for the impact of purchase acquisitions and securitizations, increased 19 percent in 1999. Total loans outstanding at year end increased seven percent over previous year-end levels. Commercial, financial and agricultural loans, which were 32 percent of total loans, increased 11 percent in 1999 compared to the previous year. Real estate construction loans increased 40 percent while commercial mortgage loans increased 17 percent from year-end 1998 to year-end 1999. Residential mortgage and consumer installment loans decreased 5 percent and 14 percent, respectively, compared to 1998 levels due to the Company’s 1999 securitization activity.

      The 1998 total loans outstanding increased six percent over previous year-end levels. Commercial, financial and agricultural loans, which were 31 percent of total loans, increased 31 percent in 1998 compared to the previous year. Real estate construction loans increased 49 percent while commercial mortgage loans increased 15 percent from year-end 1997 to year-end 1998. Residential mortgage and consumer installment loans decreased 18 percent and 10 percent, respectively, compared to 1997 levels due to the Company’s 1998 securitization activity.

      The Company’s loan portfolio continues to reflect the diversity of the markets served by the Subsidiary Banks. The condition of the economy in states in which the Subsidiary Banks lend money is further reflected in the loan portfolio mix. The volume of commercial, financial and agricultural loans, as a percentage of total loans outstanding, continued the growth trend of prior years. Residential real estate loans represented 23 percent and 26 percent of the total portfolio at December 31, 1999 and 1998, respectively, down from the 33 percent at December 31, 1997. The declines in the Residential real estate loans are primarily the result of a $500 million securitization during 1999 and a $500 million securitization during 1998. Consumer installment loans decreased from 22 percent of the loan portfolio at December 31, 1997 to 15 percent at December 31, 1999. The decrease in Consumer installment portfolio is primarily the result of a $500 million indirect automobile securitization during 1999 and a $400 million indirect automobile securitization during 1998.

      The Loan Portfolio table shows the classifications of loans by major category at December 31, 1999, and for each of the preceding four years. The second table shows maturities of certain loan classifications at December 31, 1999, and an analysis of the rate structure for such loans due in over one year.

Loan Portfolio

	December 31

	1999		1998		1997		1996

		Percent		Percent		Percent		Percent
		of		of		of		of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	(in Thousands)

Commercial, financial and agricultural	$3,436,256	31.8%	$3,087,921	30.6%	$2,365,347	24.7%	$1,950,227	22.5%

Real estate — construction	1,661,798	15.4	1,186,533	11.7	794,816	8.3	661,391	7.6

Real estate — mortgage:

Residential	2,482,582	23.0	2,599,841	25.7	3,160,490	33.0	3,121,381	36.0

Commercial	1,595,241	14.8	1,364,878	13.5	1,184,408	12.4	1,143,342	13.2

Consumer installment	1,613,620	15.0	1,868,704	18.5	2,070,109	21.6	1,788,424	20.7

	10,789,497	100.0%	10,107,877	100.0%	9,575,170	100.0%	8,664,765	100.0%

Less: Unearned income	566		1,874		6,040		10,080

Allowance for loan losses	143,082		136,677		135,225		130,753

Net loans	$10,645,849		$9,969,326		$9,433,905		$8,523,932

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31

	1995

		Percent
		of
	Amount	Total

	(in Thousands)

Commercial, financial and agricultural	$1,553,902	20.5%

Real estate — construction	524,341	6.9

Real estate — mortgage:

Residential	2,790,745	36.7

Commercial	995,787	13.1

Consumer installment	1,733,591	22.8

	7,598,366	100.0%

Less: Unearned income	11,499

Allowance for loan losses	121,180

Net loans	$7,465,687

Selected Loan Maturity and Interest Rate Sensitivity

					Rate Structure For Loans
	Maturity				Maturing Over One Year

	One	Over One Year	Over		Predetermined	Floating or
	Year or	Through Five	Five		Interest	Adjustable
	Less	Years	Years	Total	Rate	Rate

	(in Thousands)

Commercial, financial and agricultural	$1,489,167	$1,606,477	$340,612	$3,436,256	$946,443	$1,000,646

Real estate — construction	889,031	728,192	44,575	1,661,798	179,362	593,405

	$2,378,198	$2,334,669	$385,187	$5,098,054	$1,125,805	$1,594,051

Investment Securities

      The composition of the Company’s total investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate position while at the same time producing adequate levels of interest income. The Company’s investment securities are classified into one of three categories based on management’s intent to hold the securities: (i) trading account securities, (ii) investment securities or (iii) investment securities available for sale. Securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Investment securities designated to be held to maturity are reported at amortized cost. Securities classified as available for sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income. For securities classified as held to maturity, the Company has the ability, and it is management’s intention, to hold such securities to maturity. Management of the maturity of the portfolio is necessary to provide liquidity and control interest rate risk.

      Maturities of investment securities in 1999, 1998, and 1997 were $398 million, $657 million, and $379 million, respectively. Sales and maturities of investment securities available for sale during 1999 totaled $431 million and $984 million, respectively, while sales and maturities in the portfolio in 1998 were $716 million and $1.1 billion, respectively. Sales and maturities during 1997 were $995 million and $552 million, respectively. Net gains realized during the year accounted for one percent, two percent and four percent of noninterest income in 1999, 1998, and 1997, respectively. Gross unrealized gains in the Company’s investment securities portfolio at year-end 1999 totaled $7.9 million and gross unrealized losses totaled $63.9 million.

      In recent years, because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been in collateralized mortgage obligations (“CMOs”). Total average investment securities, including those available for sale, increased 38 and 21 percent during 1999 and 1998, respectively, after remaining relatively unchanged in 1997. The increases over the past two years are due in part to the securitization and transfer of approximately $1 billion and $500 million of loans to securities available for sale during 1999 and 1998, respectively.

      The following table reflects the carrying amount of the investment securities portfolio at the end of each of the last three years.

Investment Securities and Investment Securities Available for Sale

	December 31

	1999	1998	1997

	(in Thousands)

Investment securities:

U.S. Treasury	$—	$4,724	$13,466

U.S. Government agencies and corporations	175	8,263	63,930

Mortgage-backed pass-through securities	127,788	188,850	266,781

Collateralized mortgage obligations:

Agency	215,470	317,404	319,291

Non-agency	1,081,960	1,291,089	311,003

States and political subdivisions	73,170	79,909	97,529

Corporate bonds	1,675	4,970	27,604

Other	805	830	855

	1,501,043	1,896,039	1,100,459

Investment securities available for sale:

U.S. Treasury	133,760	132,861	150,575

U.S. Government agencies and corporations	104,428	112,173	187,706

Mortgage-backed pass-through securities	384,599	279,195	166,107

Collateralized mortgage obligations:

Agency	908,465	918,532	1,029,025

Non-agency	2,054,152	1,924,564	773,224

States and political subdivisions	97,844	38,082	27,173

Asset-backed securities and corporate bonds	485,692	113,073	90,329

Other	172,692	110,053	100,836

	4,341,632	3,628,533	2,524,975

Net unrealized gain (loss)	(148,524)	17,228	2,819

	4,193,108	3,645,761	2,527,794

Total	$5,694,151	$5,541,800	$3,628,253

      The maturities and weighted average yields of the investment securities and investment securities available for sale portfolios at the end of 1999 are presented in the following table using primarily the average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the amortized cost rather than the net carrying value, (i.e., fair value) of these securities. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.

Investment Securities and Investment Securities Available for Sale Maturity Schedule

	Maturing

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(in Thousands)

Investment securities:

U.S. Government agencies and corporations	$—	—	$108	6.58%	$—	—	$67	7.76%

Mortgage-backed pass-through securities	18,576	6.31%	90,475	7.08	8,346	6.44%	10,391	6.62

Collateralized mortgage obligations	10,759	6.75	187,450	6.91	760,902	6.73	338,319	6.91

States and political subdivisions	4,725	8.26	29,488	8.03	34,370	9.38	4,587	8.48

Other	1,705	4.72	675	6.81	100	6.60	—	—

	35,765	6.62	308,196	7.07	803,718	6.84	353,364	6.92

Investment securities available for sale — amortized cost:

U.S. Treasury	27,989	5.70	103,630	5.36	—	—	2,141	5.03

U.S. Government agencies and corporations	204	6.03	3,098	5.93	58,970	6.06	42,156	6.67

Mortgage-backed pass-through securities	1,799	5.54	170,876	5.85	198,690	6.23	13,234	6.32

Collateralized mortgage obligations	64,383	6.42	1,654,873	6.80	751,313	6.33	492,048	6.67

States and political subdivisions	1,574	7.11	12,111	7.10	9,241	7.16	74,918	7.35

Other	45,912	5.01	590,866	7.11	—	—	21,606	6.00

	141,861	5.82	2,535,454	6.75	1,018,214	6.30	646,103	6.72

Total	$177,626	5.98	$2,843,650	6.79	$1,821,932	6.54	$999,467	6.79

      While the weighted average stated maturities of total mortgage-backed securities (“MBS”) and CMOs are 15.6 years and 24.7 years, respectively, the corresponding weighted average expected lives assumed in the above table are 5.1 years and 6.4 years. During a period of rising rates, prepayment speeds generally slow on MBS and CMOs with a resulting extension in average life, and vice versa. At December 31, 1999, given a 100 basis point immediate and permanent parallel increase in rates, the expected average lives for MBS and CMOs would be 5.3 and 6.8 years, respectively. Similarly, given a 100 basis point immediate and permanent parallel decrease in rates, the expected average lives for MBS and CMOs would be 4.8 and 5.0 years, respectively.

      The weighted average market prices as a percentage of par value for MBS and CMOs at December 31, 1999, were 97.6 percent and 95.5 percent, respectively. The market prices for MBS and CMOs generally decline in a rising rate environment due to the resulting increase in average life as well as the decreased market yield on fixed rate securities and impact of annual and life rate caps on adjustable-rate securities. The opposite is generally true during a period of falling rates. At December 31, 1999, fixed-rate MBS and CMOs totaled $402.1 million and $4.2 billion, respectively, with corresponding weighted average expected lives of 5.2 and 6.3 years. Adjustable-rate MBS and CMOs totaled $110.3 million and $85.2 million, respectively, with corresponding weighted average expected lives of 4.8 and 8.6 years. Substantially all adjustable-rate MBS and CMOs are subject to life rate caps, and MBS are also generally subject to a two percent annual cap. The weighted average life caps at year end were 11.4 percent and 12.4 percent for MBS and CMOs, respectively, and the corresponding weighted average coupon rates at year end were 6.25 percent and 6.61 percent. At December 31, 1999, given a 100 basis point immediate and permanent parallel increase in rates, the estimated market prices for MBS and CMOs would be 94.4 and 91.6, respectively. Given a 100 basis point immediate and permanent parallel decrease in rates, the estimated market prices for MBS and CMOs would be 98.9 and 97.8, respectively.

Trading Account Securities and Other Earning Assets

      Securities carried in the trading account, while interest bearing, are primarily held for sale to institutional customers for their investment portfolio and generally are sold within thirty days of purchase. The volume of activity is directly related to general market conditions and reactions to the changing interest rate environment. The average balance in the trading account securities portfolio for 1999 decreased by 26 percent following a 17 percent decrease in 1998. The following table details the composition of the Company’s trading account at December 31, 1999, 1998 and 1997.

Trading Account Composition

	December 31

	1999	1998	1997

	(in Thousands)

U.S. Treasury and Government agency	$12,987	$44,605	$55,487

States and political subdivisions	12,827	20,400	8,135

Mortgage-backed pass-through securities	18,926	50,379	34,282

Other debt securities	—	3,000	281

Derivative securities:

Collateralized mortgage obligations	5,848	8,750	13,906

Interest rate floors and caps	117	537	305

Other options	—	—	64

	$50,705	$127,671	$112,460

      Average federal funds sold and securities purchased under agreements to resell decreased 40 percent in 1999 compared to a 43 percent decrease in 1998. The average balance of interest bearing deposits in other banks decreased 40 percent during 1999 from 1998 levels after decreasing 64 percent from 1997 to 1998.

Deposits and Borrowed Funds

      Changes in the Company’s markets and the economy in general were also reflected in the liability mix during 1999. Average deposits totaled $12.5 billion, an 11 percent increase over prior year levels. Excluding the impact of purchase transactions completed during 1999, average deposits increased eight percent. The growth in deposits was primarily attributable to a 14 percent increase in average transaction accounts (noninterest bearing deposits, savings and money market accounts, and interest bearing checking accounts) as average noninterest bearing deposits increased 11 percent and average interest bearing transaction accounts increased 15 percent. As part of its overall funding strategy, the Company focuses on the mix of deposits and, in particular, maintaining an appropriate level of transaction accounts as a percentage of total deposits. During 1999, average transactions accounts accounted for 67 percent of total deposits compared to 65 percent in 1998 and 62 percent in 1997. Average interest bearing deposits, the primary source of funding for the Company, made up 73 percent of total average interest bearing liabilities in 1999, down from 76 percent in 1998 and 80 percent in 1997. Contributing to the overall decrease in the proportion of average interest bearing liabilities represented by average interest bearing deposits was the impact of the issuance of approximately $275 million of subordinated debentures in 1999, primarily for capital purposes. In addition, the mix of average interest bearing deposits in 1999 and 1998 shifted from demand deposits to savings due primarily to a program initiated by the Company during 1996. Under this program, deposit balances in certain NOW accounts above a certain threshold are swept to savings accounts on a daily basis, thereby reducing the level of deposit reserves required to be maintained with the Federal Reserve. Refer to Note 10, Regulatory Matters and Dividends from Subsidiaries, in the Notes to Consolidated Financial Statements for a further discussion of reserve requirements maintained with the Federal Reserve.

      The following table summarizes the maturities of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 1999.

Maturities of Time Deposits

	Certificates	Other Time
	of Deposit	Deposits
	Over	Over
	$100,000	$100,000	Total

	(in Thousands)

Three months or less	$730,556	$38,587	$769,143

Over three through six months	196,988	—	196,988

Over six through twelve months	275,530	—	275,530

Over twelve months	305,272	—	305,272

	$1,508,346	$38,587	$1,546,933

      While the Company continues to emphasize funding earning asset growth through internal deposit generation, average earning asset growth has exceeded that of deposit growth. As a result, the Company has relied more heavily on borrowed funds as a supplemental source of funding. Borrowed funds consist of Federal Home Loan Bank (“FHLB”) advances, guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (“Capital Securities”) and other short-term borrowings, primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Average borrowed funds increased $805 million and $750 million in 1999 and 1998, respectively. Included in other short-term borrowings are trading account short sales and the commercial paper of the Company. For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 6, FHLB and Other Borrowings, and Note 7, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements.

      The Short-Term Borrowings table below shows the distribution of the Company’s short-term borrowed funds and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year end for the last three years.

Short-Term Borrowings

	Year Ended December 31

	Maximum				Average
	Outstanding		Average		Interest
	At Any	Average	Interest	Ending	Rate At
	Month End	Balance	Rate	Balance	Year End

	(in Thousands)

1999

Federal funds purchased	$1,402,025	$940,838	4.94%	$1,013,795	4.06%

Securities sold under agreements to repurchase	586,857	373,323	4.57	313,192	3.95

Short sales	31,958	18,783	5.33	19,821	4.07

Commercial paper	112,785	96,017	4.57	83,622	5.00

Other short-term borrowings	173,650	62,327	5.61	67,302	5.81

	$2,307,275	$1,491,288		$1,497,732

1998

Federal funds purchased	$1,696,945	$951,267	5.26%	$1,447,495	4.67%

Securities sold under agreements to repurchase	445,552	244,505	4.94	288,571	4.30

Short sales	41,590	28,362	5.39	21,547	4.39

Commercial paper	108,627	76,732	5.14	79,456	4.74

Other short-term borrowings	110,898	65,374	5.57	58,401	4.48

	$2,403,612	$1,366,240		$1,895,470

1997

Federal funds purchased	$1,124,246	$666,097	5.44%	$927,795	5.48%

Securities sold under agreements to repurchase	366,682	244,560	5.11	243,871	5.13

Short sales	96,372	57,991	6.00	52,080	5.83

Commercial paper	92,516	61,006	5.08	52,410	5.03

Other short-term borrowings	237,207	92,474	5.80	79,063	6.29

	$1,917,023	$1,122,128		$1,355,219

Liquidity Management

      Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities they serve. Additionally, the parent holding company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the Subsidiary Banks. At December 31, 1999, the Company’s Subsidiary Banks could have paid additional dividends to the parent holding company of approximately $234 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the parent holding company has access to various capital markets. The parent holding company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

      Asset and liability management functions not only to assure adequate liquidity in order to meet the needs of the Company’s customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can earn a return that meets the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements.

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

      The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

      During 1999 and 1998, the Company has funded the growth in interest earning assets through its increased deposits and borrowed funds. Deposits increased by $795 million in 1999 and $1.1 billion in 1998. FHLB and other borrowings increased by $518 million in 1999 and $616 million in 1998. For more information on the composition of the Company’s long-term borrowings, refer to Note 6, FHLB and Other Borrowings, in the Notes to Consolidated Financial Statements.

Interest Rate Sensitivity Management

      The Company’s net interest income, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. The Company manages its exposure to fluctuations in interest rates through policies established by its Asset/ Liability Management Committee (“ALCO”). The ALCO meets periodically and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.

      Management utilizes an interest rate simulation model to estimate the sensitivity of the Company’s net interest income to changes in interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.

      The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 1999 is shown below along with comparable prior year information. Such analysis assumes an immediate and sustained parallel shift in interest rates, no balance sheet growth and the Company’s estimate of how interest-bearing transaction accounts will reprice in each scenario.

		Percentage Increase (Decrease)
		in Interest Income/
		Expense
		Given Immediate and Sustained
	Principal	Parallel Interest Rate Shifts
	Amount of Earning
	Assets, Interest	Down 100	Up 100
	Bearing Liabilities	Basis Points	Basis Points

	(in Thousands)

December 31, 1999:

Assets which reprice in:

One year or less	$6,523,046	(7.66)%	7.73%

Over one year	10,093,890	(1.74)	1.70

	$16,616,936	(4.19)	4.19

Liabilities which reprice in:

One year or less	$10,664,585	(14.75)	16.35

Over one year	3,550,661	(3.22)	3.85

	$14,215,246	(11.10)	12.39

Total net interest income sensitivity		2.92	(4.25)

December 31, 1998:

Assets which reprice in:

One year or less	$5,670,836	(10.75)%	10.49%

Over one year	10,132,434	(5.88)	2.87

	$15,803,270	(7.66)	5.65

Liabilities which reprice in:

One year or less	$9,967,789	(14.28)	17.68

Over one year	3,435,149	(4.84)	9.23

	$13,402,938	(11.20)	14.92

Total net interest income sensitivity		(4.34)	(3.03)

      As shown in the table above, from December 31, 1998 to December 31,1999 net interest income sensitivity decreased in the down-rate scenario and increased in the up-rate scenario. Both of these movements are due, in large part, to the increase in the general level of interest rates during the course of 1999. This increase in interest rates caused estimated prepayments on mortgage loans and mortgage-backed securities, including CMOs, to slow. Slower prepayments resulted in a smaller amount of cash flows requiring reinvestment at lower rates in a down-rate scenario, thereby, decreasing sensitivity to lower rates. However, slower prepayments also resulted in smaller cash flows available to reinvest at higher rates in the up-rate scenario, hence, increasing sensitivity to higher rates.

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

      The Company enters into various interest rate contracts not held in the trading account (“interest rate protection products”) to help manage the Company’s interest sensitivity. Such contracts generally have a fixed notional principal amount and include interest rate swaps and interest rate caps and floors. Interest rate swaps are contracts where the Company typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, generally the prime rate or the London Interbank Offered Rate (“LIBOR”). Interest rate caps and floors purchased or written are contracts where the Company receives or pays, respectively, interest if the specified index falls below the floor rate or rises above the cap rate. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company’s interest risk management program. The income or expense associated with interest rate swaps, caps and floors is ultimately reflected as an adjustment to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized. Refer to Note 8, Off-Balance Sheet Instruments, of Notes to Consolidated Financial Statements for the composition of the Company’s interest rate protection contracts as well as a discussion of interest rate risks, credit risks and concentrations in off-balance sheet financial instruments.

      The net interest amount received or paid on an interest rate protection contract represents an adjustment of the yield or rate on the respective asset or liability with which such contract is associated. The gain or loss on a terminated interest rate protection contract is deferred and amortized over the remaining term of the original contract as an adjustment of yield or rate on the asset or liability with which the original contract was associated. At year-end 1999, there were no deferred gains or losses on terminated interest rate protection contracts. At year-end 1998, there were no deferred gains and there were $40,000 of deferred losses on terminated interest rate protection contracts. See Note 8, Off-Balance Sheet Instruments, of Notes to Consolidated Financial Statements for details regarding the asset or liability category with which the Company’s non-trading interest protection contracts were associated at December 31, 1999.

      In addition to interest rate protection contracts used to manage overall interest sensitivity, the Company also enters into interest rate contracts for the trading account. The primary purposes for using interest rate contracts in the trading account are to facilitate customer transactions and to protect cash market positions in the trading account against interest rate movement. Changes in the estimated fair value of contracts in the trading account are recorded in other noninterest income as trading account profits and commissions. Net interest amounts received or paid on interest rate contracts in the trading account are recorded as an adjustment of interest on trading account securities. See Note 8, Off-Balance Sheet Instruments, of Notes to Consolidated Financial Statements for a summary of interest rate contracts held in the trading account at December 31, 1999.

Capital Resources

      Shareholders’ equity remained relatively unchanged during 1999, primarily due to the net income being offset by dividends, conversion of preferred stock and the unrealized losses in the investment securities available for sale portfolio. Shareholders’ equity increased 12 percent in 1998. Exclusive of the change in accumulated other comprehensive income in both 1999 and 1998, net income after dividends accounted for substantially all of the increase in shareholders’ equity.

      Dividends of $90.9 million were declared on the Company’s common stock in 1999, representing a 21 percent increase over 1998. The 1999 annual dividend rate was $.80 per common share, a 14 percent increase over 1998. The dividend payout ratio was 42 percent for 1999 and 1998, and 38 percent for 1997. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. Subsequent to year end, the Company’s Board of Directors approved a 10 percent increase in the annual dividend rate, raising it to $.88 per common share for 2000. This marked the nineteenth consecutive year the Company has increased its dividend.

      A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The Company’s five-year compound growth rate in shareholders’ equity of 10 percent was achieved primarily through reinvested earnings.

      Average common shareholders’ equity as a percentage of total average assets is one measure used to determine capital strength. Overall, the Company’s capital position remains strong as the ratio of average common shareholders’ equity to average assets for 1999 was 6.75 percent compared to 7.16 percent in 1998 and 6.97 percent in 1997. In order to maintain this ratio at appropriate levels with continued growth in total average assets, a corresponding level of capital growth must be achieved. The table below summarizes these and other key ratios for the Company for each of the last three years.

Return on Equity and Assets

	December 31

	1999	1998	1997

Return on average assets	1.24%	1.17%	1.19%

Return on average common equity	18.14	16.12	16.77

Dividend payout ratio	42.29	42.25	37.66

Average common shareholders’ equity to average assets ratio	6.75	7.16	6.97

      In addition to the capital ratios mentioned above, banking industry regulators have defined minimum regulatory capital ratios that the Company and the Subsidiary Banks are required to maintain. These risk-based capital guidelines take into consideration risk factors, as defined by the regulators, associated with various categories of assets, both on and off of the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I Capital is defined as common shareholders’ equity, excluding the net unrealized holding gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), plus perpetual preferred stock and the Capital Securities, minus goodwill and other disallowed intangible assets. Other disallowed intangibles represent intangible assets, other than goodwill, recorded after February 19, 1992. Total Qualifying Capital is defined as Tier I Capital plus Tier II capital components, which include such items as qualifying allowance for loan losses and qualifying subordinated debt.

      At December 31, 1999, the Company’s Tier I Capital and Total Qualifying Capital totaled $1.2 billion and $1.7 billion, respectively. The percentage ratios, as calculated under the guidelines, were 8.10 percent and 11.58 percent for Tier I and Total Qualifying Capital, respectively, at year-end 1999. These ratios are well within the minimum requirements of four percent for Tier I Capital and eight percent for Total Qualifying Capital. Tier I Capital decreased by $27 million, or two percent, in 1999 primarily as a result of an increase in disallowed intangibles acquired in the Hartland Bank and Arizona branch purchases, which were partially offset by earnings retained by the Company, net of dividends.

      Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), period-end goodwill and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The Company’s leverage ratio was 6.48 percent at year-end 1999 and 7.26 percent at year-end 1998, while its tangible leverage ratio was 6.40 percent at year-end 1999 and 7.16 percent at year-end 1998.

      The following table shows the calculation of capital ratios for the Company for the last two years.

Capital Ratios

	December 31

	1999	1998

	(in Thousands)

Risk-based capital:

Tier I Capital	$1,162,200	$1,188,851

Tangible Tier I capital	1,147,561	1,172,053

Total Qualifying Capital	1,662,860	1,445,132

Assets:

Net risk-adjusted assets	$14,353,745	$13,490,712

Adjusted quarterly average assets	17,941,188	16,386,203

Adjusted tangible quarterly average assets	17,926,549	16,369,405

Ratios:

Tier I Capital	8.10%	8.81%

Total Qualifying Capital	11.58	10.71

Leverage	6.48	7.26

Tangible leverage	6.40	7.16

      The regulatory capital ratios of the Company’s Subsidiary Banks currently exceed the minimum ratios of 5 percent leverage capital, 6 percent Tier I capital and 10 percent Total Qualifying Capital required in 1999 for “well-capitalized” banks as defined by federal regulators. The Company continually monitors these ratios to ensure that the Subsidiary Banks exceed the guidelines. For further information regarding the regulatory capital ratios of the Company and the Subsidiary Banks, see Note 10, Regulatory Matters and Dividends from Subsidiaries, in the Notes to Consolidated Financial Statements.

Results of Operations

Net Interest Income

      Net interest income is the principal component of a financial institution’s income stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. The following discussion of net interest income is presented on a taxable equivalent basis, unless otherwise noted, to facilitate performance comparisons among various taxable and tax-exempt assets.

      Net interest income for 1999 increased 11 percent over 1998 after increasing 7 percent in 1998 over 1997. A 15 percent increase in the volume of average earning assets partially offset by a 32 basis point decrease in the yield was primarily responsible for the increase in 1999. The increase in 1998 was a function of a 10 percent increase in the volume of earning assets offset by an 18 basis point decrease in the yield. The schedule on pages 26 and 27 provides the detail of changes in interest income, interest expense and net interest income due to changes in volumes and rates.

      Interest income increased 10 percent in 1999 as a result of a 15 percent increase in the volume of average earning assets and a 32 basis point decrease in the average interest rate earned. The decline in the yield on average earning assets was due to decreases in yield in all significant categories of earning assets including a 29 basis point decline in the yield on loans and a 18 basis point decrease in the yield on investment securities. The decline in yields was primarily attributable to the repricing of interest earning assets at lower rates, as evidenced by the reduction in prime rate during 1998. The Company experienced only a four basis point decline in the yield on investment securities available for sale partly as a result of the Company’s securitization and transfer of $500 million of residential mortgages and $500 million of indirect automobile loans to the investment securities available for sale portfolio in February and September 1999, respectively. These securitized loans had higher yields than were currently available for similar securities purchased in the open market.

      Total interest expense increased 10 percent in 1999 due to a 15 percent increase in the average volume of interest bearing liabilities offset partially by a 23 basis point decrease in the rate paid on interest bearing liabilities. Interest expense on interest bearing deposits increased by 5 percent as the result of an 11 percent increase in the average volume and a 27 basis point decrease in rate. For borrowed funds, which represents interest bearing liabilities that are not classified as deposits, a 39 percent increase in interest expense on FHLB advances and other borrowings was a result of a 44 percent increase in the average balance partially offset by a 21 basis point decline in the rate paid. Similarly, a 53 percent increase in the average balance of securities sold under agreement to repurchase and a 37 basis point decrease in the rate paid resulted in a 41 percent increase in interest expense in this category.

      Interest income increased 7 percent in 1998 as a result of a 10 percent increase in the volume of average earning assets and an 18 basis point decrease in the average interest rate earned. The decline in the yield on average earning assets was due to decreases in yield in all significant categories of earning assets including a 16 basis point decline in the yield on loans, which was attributable, in part, to declines in the prime rate, and a 27 basis point decrease in the yield on investment securities. The decline in the yield on loans was partially due to the Company’s securitization and sale of $400 million of indirect automobile loans in June 1998. Conversely, the Company experienced only a two basis point decline in the yield on investment securities available for sale partly as a result of the Company’s transfer of $500 million in residential mortgages with a weighted average yield higher than yields that were available for similar securities purchased in the open market.

      Total interest expense increased eight percent in 1998 due to a nine percent increase in the average volume of interest bearing liabilities partially offset by a nine basis point decrease in the rate paid on interest bearing liabilities. Interest expense on interest bearing deposits increased two percent as the result of a three percent increase in the average volume and a seven basis point decrease in rate. For borrowed funds, which represents interest bearing liabilities that are not classified as deposits, a 34 percent increase in interest expense on FHLB advances and other borrowings was a result of a 49 percent increase in the average balance coupled with a 66 basis point decline in the rate paid. Similarly, a 43 percent increase in the average balance of federal funds purchased offset by an 18 basis point decrease in the rate paid resulted in a 38 percent increase in interest expense in this category.

      Net interest income is commonly evaluated in terms of average rates using the net yield and the interest rate spread. The net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average total earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net yield decreased 14 basis points to 3.97 percent in 1999 after decreasing 10 basis points to 4.11 percent in 1998. The decline in 1999 was due to the 32 basis point decrease in the yield on average interest earning assets which was only partially offset by a 23 basis point decline in the rate paid on interest bearing liabilities. The decline in 1998 was due to the 18 basis point decrease in the yield on average interest earning assets which was only partially offset by a nine basis point decline in the rate paid on interest bearing liabilities.

      During 1999 and 1998, the net yield on interest earning assets was favorably impacted by the Company’s use of interest rate contracts, primarily interest rate swaps, increasing the taxable equivalent net yield on interest earning assets by eight basis points each year. The greatest impact from the use of interest rate contracts was on the yield and interest income on loans where the net yield was increased by nine basis points each year and interest income was increased by $9.0 million and $9.1 million, respectively. At the same time, the impact of interest rate contracts on interest bearing liabilities was less significant, decreasing interest expense by $3.9 million and less than $3 million, respectively. The impact of the use of interest rate contracts was significantly less in 1997 when the positive impact on the net yield on interest earning assets was four basis points. It is the Company’s intention to continue to use interest rate contracts to manage its exposure to the changing interest rate environment in the future, although there can be no assurance that the impact of interest rate contracts on the earnings of future periods will be positive.

      The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During 1999, the net interest rate spread decreased nine basis points to 3.28 percent from the 1998 spread of 3.37 percent. During 1998, the net interest rate spread decreased nine basis points from the 1997 spread of 3.46 percent. See the accompanying table entitled Consolidated Average Balances and Rate/ Volume Variances for more information.

      The following table presents certain interest rates without modification for tax equivalency. The table on pages 24 and 25 contains these same percentages on a taxable equivalent basis. Tax-exempt earning assets continue to make up a smaller percentage of total earning assets. As a result, the difference between these interest rates with and without modification for tax equivalency continues to narrow.

	December 31

	1999	1998	1997

Rate earned on interest earning assets	7.69%	8.01%	8.18%

Rate paid on interest bearing liabilities	4.44	4.67	4.76

Interest rate spread	3.25	3.34	3.42

Net yield on earning assets	3.94	4.08	4.17

Consolidated Average Balance Sheets and Rate/ Volume Variances

Taxable Equivalent Basis

	Year Ended December 31

	1999			1998

	Average	Income/	Yield/	Average	Income/	Yield/
YIELD/RATE ANALYSIS	Balance	Expense	Rate	Balance	Expense	Rate

Assets

Earning assets:

Loans, net of unearned income*	$10,260,481	$859,043	8.37%	$9,716,640	$841,827	8.66%

Investment securities:

Taxable	1,574,324	107,045	6.80	1,296,731	90,339	6.97

Tax-exempt	76,714	6,489	8.46	90,487	7,638	8.44

Total investment securities	1,651,038	113,534	6.88	1,387,218	97,977	7.06

Investment securities available for sale	4,195,056	272,542	6.50	2,836,701	185,563	6.54

Trading account securities	70,248	4,384	6.24	94,674	5,939	6.27

Federal funds sold and securities purchased under agreements to resell	54,251	2,742	5.05	90,515	4,847	5.35

Interest bearing deposits with other banks	487	32	6.57	807	51	6.32

Total earning assets	16,231,561	1,252,277	7.72	14,126,555	1,136,204	8.04

Allowance for loan losses	(139,127)			(133,677)

Unrealized gain (loss) on investment securities available for sale	(54,719)			11,893

Cash and due from banks	641,953			641,090

Other assets	885,343			777,301

Total assets	$17,565,011			$15,423,162

Liabilities and Shareholders’ Equity

Interest bearing liabilities:

Interest bearing demand deposits	$245,597	3,765	1.53	$551,944	12,608	2.28

Savings deposits	5,608,354	193,574	3.45	4,534,614	165,981	3.66

Certificates of deposit less than $100,000 and other time deposits	2,628,871	136,923	5.21	2,738,738	152,404	5.56

Certificates of deposit of $100,000 or more	1,511,166	80,532	5.33	1,157,666	65,714	5.68

Total interest bearing deposits	9,993,988	414,794	4.15	8,982,962	396,707	4.42

Federal funds purchased	940,838	46,490	4.94	951,267	50,080	5.26

Securities sold under agreement to repurchase	373,323	17,070	4.57	244,505	12,081	4.94

Other short-term borrowings	177,127	8,887	5.02	170,468	9,113	5.35

FHLB and other borrowings	2,214,843	121,162	5.47	1,534,761	87,176	5.68

Total interest bearing liabilities	13,700,119	608,403	4.44	11,883,963	555,157	4.67

Net interest income/net interest spread		643,874	3.28%		581,047	3.37%

Noninterest bearing demand deposits	2,522,597			2,263,473

Accrued expenses and other liabilities	145,307			140,170

Shareholders’ equity	1,196,988			1,135,556

Total liabilities and shareholders’ equity	$17,565,011			$15,423,162

Net yield on earning assets			3.97%			4.11%

Taxable equivalent adjustment:

Loans		385			508

Investment securities		2,192			2,662

Investment securities available for sale		2,057			868

Trading account securities		72			85

Total taxable equivalent adjustment		4,706			4,123

Net interest income		$639,168			$576,924

*	Includes nonaccrual loans.

Consolidated Average Balance Sheets and Rate/ Volume Variances

Taxable Equivalent Basis

	Year Ended December 31

	1997

	Average	Income/	Yield/
YIELD/RATE ANALYSIS	Balance	Expense	Rate

Assets

Earning assets:

Loans, net of unearned income*	$9,127,831	$805,240	8.82%

Investment securities:

Taxable	1,111,675	80,249	7.22

Tax-exempt	105,091	8,950	8.52

Total investment securities	1,216,766	89,199	7.33

Investment securities available for sale	2,273,843	149,252	6.56

Trading account securities	113,456	7,316	6.45

Federal funds sold and securities purchased under agreements to resell	158,441	8,381	5.29

Interest bearing deposits with other banks	2,214	137	6.19

Total earning assets	12,892,551	1,059,525	8.22

Allowance for loan losses	(132,220)

Unrealized gain (loss) on investment securities available for sale	(3,763)

Cash and due from banks	559,919

Other assets	655,924

Total assets	$13,972,411

Liabilities and Shareholders’ Equity

Interest bearing liabilities:

Interest bearing demand deposits	$710,934	16,929	2.38

Savings deposits	3,950,934	144,443	3.66

Certificates of deposit less than $100,000 and other time deposits	2,995,433	169,078	5.64

Certificates of deposit of $100,000 or more	1,048,859	60,065	5.73

Total interest bearing deposits	8,706,160	390,515	4.49

Federal funds purchased	666,097	36,221	5.44

Securities sold under agreement to repurchase	244,560	12,492	5.11

Other short-term borrowings	211,471	11,944	5.65

FHLB and other borrowings	1,028,778	65,241	6.34

Total interest bearing liabilities	10,857,066	516,413	4.76

Net interest income/net interest spread		543,112	3.46%

Noninterest bearing demand deposits	2,007,749

Accrued expenses and other liabilities	101,285

Shareholders’ equity	1,006,311

Total liabilities and shareholders’ equity	$13,972,411

Net yield on earning assets			4.21%

Taxable equivalent adjustment:

Loans		786

Investment securities		3,160

Investment securities available for sale		1,161

Trading account securities		95

Total taxable equivalent adjustment		5,202

Net interest income		$537,910

	Change in Interest Income/Expense Attributable to

	1999			1998

	Volume	Rate	Mix	Volume	Rate	Mix

Assets

Earning assets:

Loans, net of unearned income*	$47,097	$(28,178)	$(1,703)	$51,933	$(14,605)	$(741)

Investment securities:

Taxable	19,348	(2,204)	(438)	13,361	(2,779)	(492)

Tax-exempt	(1,162)	18	(5)	(1,244)	(84)	16

Total investment securities	18,186	(2,186)	(443)	12,117	(2,863)	(476)

Investment securities available for sale	88,836	(1,135)	(722)	36,923	(455)	(157)

Trading account securities	(1,532)	(28)	5	(1,211)	(204)	38

Federal funds sold and securities purchased under agreements to resell	(1,940)	(272)	107	(3,593)	95	(36)

Interest bearing deposits with other banks	(20)	2	(1)	(87)	3	(2)

Total earning assets	150,627	(31,797)	(2,757)	96,082	(18,029)	(1,374)

Allowance for loan losses

Unrealized gain (loss) on investment securities

available for sale

Cash and due from banks

Other assets

Total assets

Liabilities and Shareholders’ Equity

Interest bearing liabilities:

Interest bearing demand deposits	(6,985)	(4,140)	2,282	(3,784)	(711)	174

Savings deposits	39,299	(9,523)	(2,183)	21,363	—	175

Certificates of deposit less than $100,000 and other time deposits	(6,109)	(9,586)	214	(14,478)	(2,396)	200

Certificates of deposit of $100,000 or more	20,079	(4,052)	(1,209)	6,235	(524)	(62)

Total interest bearing deposits	46,284	(27,301)	(896)	9,336	(3,631)	487

Federal funds purchased	(549)	(3,044)	3	15,513	(1,199)	(455)

Securities sold under agreement to repurchase	6,364	(905)	(470)	(3)	(416)	8

Other short-term borrowings	356	(563)	(19)	(2,317)	(634)	120

FHLB and other borrowings	38,629	(3,223)	(1,420)	32,079	(6,790)	(3,354)

Total interest bearing liabilities	91,084	(35,036)	(2,802)	54,608	(12,670)	(3,194)

Net interest income/net interest spread	$59,543	$3,239	$45	$41,474	$(5,359)	$1,820

Noninterest bearing demand deposits

Accrued expenses and other liabilities

Shareholders’ equity

Total liabilities and shareholders’ equity

Net yield on earning assets

Taxable equivalent adjustment:

Loans

Investment securities

Investment securities available for sale

Trading account securities

Total taxable equivalent adjustment

Net interest income

*	Includes nonaccrual loans.

Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses

      The provision for loan losses is the annual cost of providing an allowance or reserve for estimated losses on loans. The amount for each year is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, the value of collateral and general economic factors.

      The economic outlook for the states in which the Company does business is optimistic. On a regional basis, however, any economic slowdown in the Company’s markets could have an effect on most regional bank holding companies and could impact overall asset quality. Such an economic slowdown would probably also have a negative impact on real estate lending as well as the level of net charge-offs and delinquencies.

      Management monitors the entire loan portfolio, including loans acquired in business combinations, in an effort to identify problem loans so that risks in the portfolio can be identified on a timely basis and an appropriate allowance maintained. Loan review procedures, including loan grading, are constantly utilized by the Company’s loan review department in order to ensure that potential problem loans are identified early in order to lessen any potentially negative impact such problem loans may have on the Company’s earnings. Management’s involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally by the loan review department whose work is supplemented by regulatory agencies that provide an additional level of review on an annual basis. Such internal review procedures are quantified in ongoing reports to senior management and are used in determining whether such loans represent potential loss to the Company. Special reports are prepared for consumer installment loans to identify trends unique to that portfolio.

      The allowance for loan losses is established by risk group as follows:

•	Large classified loans and nonaccrual loans are evaluated individually with specific reserves allocated based on management’s review.

•	Smaller nonaccrual and adversely classified loans are assigned a portion of the allowance based on loan grading. Smaller past due loans are assigned a portion of the allowance using a formula that is based on the severity of the delinquency.

•	The remainder of the portfolio is also allocated a portion of the allowance based on past loss experience and the economic conditions for the particular loan portfolio. Allocation weights are assigned based on the Company’s historical loan loss experience in each loan category, although a higher allocation weight may be used if current conditions indicate that loan losses may exceed historical experience.

      The unallocated portion of the allowance is for inherent losses which probably exist as of the valuation date even though they may not have been identified by the more objective processes used for the allocated portion of the allowance. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, changes in underwriting practices, including the extent of portfolios of acquired institutions, historical loss experience, and the general economic environment in the Company’s markets. While the total allowance is described as consisting of an allocated and an unallocated portion, these terms are primarily used to describe a process. Both portions are available to support inherent losses in the loan portfolio.

      At December 31, 1999, the allowance for loan losses increased to $143 million from $137 million at year end 1998. This increase in total allowance did not result in an increase as a percent of loans. The allowance declined from 1.35 percent at December 31, 1998 to 1.33 percent at December 31, 1999. This decrease was primarily due to the continued favorable level of net charge-offs, strength in the Company’s real estate mortgage and commercial real estate portfolios and management’s favorable experience with the credit quality of the loan portfolios of acquired entities. Because of these factors, management believes that the allowance for loan losses at December 31, 1999 is adequate.

      As shown in the following table, net loan charge-offs in 1999 were $28.5 million, or 0.28 percent of average loans, compared with $33.8 million, or 0.35 percent of average loans, in 1998 and $28.5 million, or 0.31 percent of average loans, in 1997. During 1999, net charge-offs of consumer installment loans and commercial, financial and agricultural loans decreased by $3.9 million and $1.1 million, respectively.

      The following table sets forth information with respect to the Company’s loans and the allowance for loan losses for the last five years.

Summary of Loan Loss Experience

	1999	1998	1997	1996	1995

	(in Thousands)

Average loans, net of unearned income, outstanding during the year	$10,260,481	$9,716,640	$9,127,831	$8,030,043	$7,196,077

Allowance for loan losses, beginning of year	$136,677	$135,225	$130,753	$121,180	$118,702

Charge-offs:

Commercial, financial and agricultural	10,524	9,434	7,260	6,800	5,520

Real estate — construction	161	143	66	94	385

Real estate — mortgage:

Residential	769	839	1,232	1,372	509

Commercial	247	629	1,227	584	1,422

Consumer installment	27,750	31,807	26,616	22,270	14,994

Total	39,451	42,852	36,401	31,120	22,830

Recoveries:

Commercial, financial and agricultural	4,448	2,302	1,749	1,980	2,953

Real estate — construction	4	302	184	229	208

Real estate — mortgage:

Residential	118	129	219	387	265

Commercial	280	84	249	272	84

Consumer installment	6,101	6,254	5,537	4,665	5,183

Total	10,951	9,071	7,938	7,533	8,693

Net charge-offs	28,500	33,781	28,463	23,587	14,137

Provision charged to income	31,122	38,445	32,935	25,987	16,363

Allowance for assets acquired (sold)	3,783	(3,212)	—	7,173	252

Allowance for loan losses, end of year	$143,082	$136,677	$135,225	$130,753	$121,180

Net charge-offs to average loans outstanding	.28%	.35%	.31%	.29%	.20%

      When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and current and projected economic conditions. The allowance for loan losses at December 31, 1999, was $143 million, or 1.33 percent of loans, compared with $137 million, or 1.35 percent of loans, at December 31, 1998, and $135 million, or 1.41 percent of loans, at December 31, 1997. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below.

Allocation of Allowance For Loan Losses

	December 31

	1999		1998		1997		1996

		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(in Thousands)

Commercial, financial and agricultural	$61,124	31.8%	$48,521	30.6%	$39,486	24.7%	$34,650	22.5%

Real estate -construction	16,913	15.4	12,574	11.7	9,736	8.3	9,806	7.6

Real estate — mortgage:

Residential	3,183	23.0	12,574	25.7	18,390	33.0	20,528	36.0

Commercial	14,029	14.8	13,121	13.5	14,199	12.4	18,567	13.2

Consumer installment	47,833	15.0	49,887	18.5	53,414	21.6	47,202	20.7

	$143,082	100.0%	$136,677	100.0%	$135,225	100.0%	$130,753	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31

	1995

		Percent of
		Loans to
		Total
	Amount	Loans

	(in Thousands)

Commercial, financial and agricultural	$28,598	20.5%

Real estate -construction	6,665	6.9

Real estate — mortgage:

Residential	17,935	36.7

Commercial	28,356	13.1

Consumer installment	39,626	22.8

	$121,180	100.0%

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

      Nonperforming assets at December 31, 1999, were $82 million, an increase of $26 million from year-end 1998. Nonperforming loans increased $26 million from year-end 1998 to $75 million. Approximately 56 percent of nonaccrual loans are concentrated in two credits, one energy-related and one retail-related. The increase in nonperforming assets in 1999 was due in large part to a $15.7 million retail-related credit. During 1999, $8 million of loans were transferred to other real estate owned (“ORE”) offset by total sales of other real estate owned of $7 million. Of these sales, $5 million were cash sales while $1 million represented loans originated by the Company to facilitate the sale of other real estate. During 1998, loans transferred to other real estate owned totaled $7 million, cash sales were $7.7 million and loans to facilitate the sale of other real estate owned were $600,000.

      Renegotiated loans decreased $400,000 from year-end 1998 while foreclosed real estate increased $400,000 for the year. Loans past due 90 days or more increased $4.5 million compared to the 1998 year-end level. Other foreclosed or repossessed assets at year-end 1997 totaled approximately $1.7 million.

      The following table summarizes the Company’s nonperforming assets for each of the last five years. Also provided are tables which detail nonaccrual loans and loans with terms modified in troubled debt restructurings at December 31, 1999 and 1998.

Nonperforming Assets

	December 31

	1999	1998	1997	1996	1995

			(in Thousands)

Nonacccrual loans	$74,358	$48,250	$29,304	$21,729	$15,203

Renegotiated loans	239	665	2,334	2,840	1,479

Total nonperforming loans	74,597	48,915	31,638	24,569	16,682

Other real estate	7,099	6,657	6,813	8,527	11,488

Total nonperforming assets	$81,696	$55,572	$38,451	$33,096	$28,170

Accruing loans 90 days or more past due	$13,177	$8,699	$14,017	$9,741	$6,795

Total nonperforming loans as a percentage of loans	.69%	.48%	.33%	.28%	.22%

Total nonperforming assets as a percentage of loans and ORE	.76	.55	.40	.38	.37

Loans 90 days or more past due as a percentage of loans	.12	.09	.15	.11	.09

      Details of nonaccrual loans at December 31, 1999 and 1998 appear below:

	1999	1998

	(in Thousands)

Principal balance	$74,358	$48,250

Interest that would have been recorded under original terms	8,318	4,218

Interest actually recorded	3,507	986

      Details of loans with terms modified in troubled debt restructurings at December 31, 1999 and 1998 appear below:

	1999	1998

	(in Thousands)

Principal balance	$239	$665

Interest that would have been recorded under original terms	17	30

Interest actually recorded	19	41

Noninterest Income

      Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, profits and commissions earned through securities and insurance sales, and trading activities. In addition, gains and losses realized from the sale of investment portfolio securities are included in noninterest income. Noninterest income totaled $241.1 million in 1999, an increase of 8 percent from the prior year, and $222.5 million in 1998, an increase of 15 percent from that reported in 1997.

      Fee income from service charges on deposit accounts increased 16 percent in 1999 following a 14 percent increase in 1998. Continued emphasis on low cost checking account services, appropriate pricing for transaction deposit accounts and fee collection practices for other deposit services contributed to the increased levels of income for both years. Increases during 1999 and 1998 were further influenced by the increase in both the number of accounts and balances outstanding in transaction deposit accounts.

      Asset management fees increased 11 percent in 1999 after increasing 4 percent in 1998. This increase is attributable to an increased focus on fee business income, expansion into new markets, and restructuring of fee schedules.

      Credit card service charge and fee income increased 34 percent in 1999 after increasing 9 percent in 1998. An increase in interchange income, merchants’ discounts and volume of accounts resulted in the 1999 increase and reflected management’s efforts to increase income from these services. An increase in interchange income accounted for the increase in 1998.

      Retail investment sales income, comprised primarily of mutual fund and annuity sales income, increased 10 percent in 1999 and 15 percent in 1998 reflecting management’s continued efforts to increase sales in this area.

      Trading account profits and commissions decreased to $9.8 million in 1999 from $14.7 million in 1998 and $14.4 million in 1997. It should be noted that changes in the trading account profits and commissions in future years cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will continue at their current levels. For a discussion of interest rate contracts held in the trading account and the composition of the trading account at December 31, 1999, see Note 8, Off-Balance Sheet Instruments, in the Notes to Consolidated Financial Statements.

      Other noninterest income increased 39 percent in 1998. Significant components of the increase in other noninterest income in 1998 were a $4.3 million gain realized on the securitization and sale of approximately $400 million in indirect automobile loans in June, 1998, and a $5.2 million increase in income earned on tax-advantaged assets.

Noninterest Expense

      Noninterest expense totaled $517.9 million in 1999, an increase of 6 percent from the prior year, and $488.6 million in 1998, an increase of 10 percent from that reported in 1997. The increase in 1999, in large part, was due to acquisitions completed during 1999.

      Salaries, benefits and commissions expense increased seven percent for both 1999 and 1998. The increases in 1999 and 1998 were the result of an increase in the number of employees, regular merit increases and increased incentive expense.

      Net occupancy expense increased by 10 percent in 1999 following a 2 percent increase in 1998. The increase in 1999 was due principally to the opening of new branches and normal renovation of existing properties. Equipment expense increased 14 percent in 1999 and 15 percent in 1998. The increases in equipment expense reflected increases in equipment necessary due to growth in the number of locations and as part of the Company’s completion of a program started in 1996 to replace a majority of its core application systems with new technology necessary to address the Company’s Year 2000 readiness and to support increased business growth.

      Merger and integration expenses decreased by $16.7 million in 1999 and increased by $16.1 million in 1998. These changes were primarily due to 1998 expenses of $12.6 million recorded in connection with the Company’s acquisition of Arizona Bank. These expenses included compensation expenses incurred, professional services, data processing systems, conversion costs, and brokers’ fees.

      Other noninterest expense increased 16 percent in 1999 to $124.6 million. The increase is primarily attributable to a $5 million increase in amortization of intangible assets related to 1999 branch and bank purchases.

Income Taxes

      Income tax expense increased $22.6 million, or 25 percent, to $114.2 million for the year ended December 31, 1999. The effective tax rate as a percentage of pretax income was 34.5 percent in 1999, 33.6 percent in 1998 and 34.8 percent in 1997. The statutory federal rate was 35 percent during 1999, 1998 and 1997. For further information concerning the provision for income taxes, refer to Note 14, Income Taxes, of the Notes to Consolidated Financial Statements.

Year 2000 Issues

      The Company has not experienced any material effects as a result of year 2000 issues. However, there may be situations where third party commercial lending customers or vendors could be adversely effected by the year 2000 issue. If problems do materialize with commercial lending customers or vendors, the customers’ abilities to repay borrowings to the Company or vendors’ abilities to provide services could be effected. Management currently believes that the risk of detrimental impact on the Company’s results of operations and financial position because of year 2000 issues is low.

      During 1997, 1998, and 1999, the Company paid approximately $25 million related to Year 2000 compliance. A substantial portion of these costs have been capitalized in the installation of software and hardware and will be amortized over the life of the related assets. There has been no material increase in information technology (“IT”) salaries expense due to Year 2000 compliance activities as many of the system renovations have coincided with previously planned system replacements or enhancements, the costs of which have been included in the costs disclosed above. The deferral of certain other IT projects in order to assure Year 2000 readiness has not had, and is not expected to have, a material impact on the Company’s financial condition and results of operations.

Other Accounting Issues

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities , (“FAS133”). FAS133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS133 will significantly change the accounting treatment of derivative instruments and, depending upon the underlying risk management strategy, these accounting changes could affect future earnings, assets, liabilities, and shareholders’ equity. As a result, the Company may reconsider its risk management strategies since the new standard would not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is presently evaluating the impact of FAS133 on its computer systems and accounting policies and is also closely monitoring the deliberations of the FASB’s derivative implementation task force. With the issuance of Financial Accounting Statement No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, which delayed the effective date of FAS133, the Company will be required to adopt FAS133 on January 1, 2001. Presently, the Company has not yet quantified the impact that the adoption will have on the consolidated financial statements of the Company.

Pending Acquisitions

      For information on pending acquisitions, see the accompanying Notes to Consolidated Financial Statements, Note 11, Business Combinations.

Impact of Inflation and Changing Prices

      A bank’s asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

      Various information shown elsewhere in this Annual Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the compositions of the loan and securities portfolios, the data on the interest sensitivity of loans and deposits, and the information related to off-balance sheet hedging activities discussed in Note 8, Off-Balance Sheet Instruments, of the Notes to Consolidated Financial Statements should be considered.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

Compass Bancshares, Inc. and Subsidiaries

Financial Statements

Report of Independent Public Accountants

To Compass Bancshares, Inc.:

      We have audited the accompanying consolidated balance sheets of Compass Bancshares, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Birmingham, Alabama

January 14, 2000

Compass Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31

	1999	1998

	(in Thousands)

Assets

Cash and due from banks	$684,540	$831,533

Investment securities (fair value of $1,445,118 and $1,923,938 for 1999 and 1998, respectively)	1,501,043	1,896,039

Investment securities available for sale	4,193,108	3,645,761

Trading account securities	50,705	127,671

Federal funds sold and securities purchased under agreements to resell	83,149	27,796

Loans, net of unearned income	10,788,931	10,106,003

Less: Allowance for loan losses	(143,082)	(136,677)

Net loans	10,645,849	9,969,326

Premises and equipment, net	400,842	353,009

Other assets	591,516	437,773

Total assets	$18,150,752	$17,288,908

Liabilities and Shareholders’ Equity

Deposits:

Noninterest bearing	$2,655,732	$2,551,958

Interest bearing	10,153,186	9,461,488

Total deposits	12,808,918	12,013,446

Federal funds purchased and securities sold under agreements to repurchase	1,326,987	1,736,066

Other short-term borrowings	170,745	159,404

Accrued expenses and other liabilities	83,570	137,871

FHLB and other borrowings	2,464,328	1,945,980

Guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	100,000	100,000

Total liabilities	16,954,548	16,092,767

Shareholders’ equity:

Preferred stock	—	28,750

Common stock of $2 par value:

Authorized — 200,000,000 shares; Issued — 113,708,724 shares in 1999 and 75,567,333 shares in 1998	227,417	151,135

Surplus	132,561	126,813

Loans to finance stock purchases	(1,715)	(2,941)

Unearned restricted stock	(2,746)	(3,472)

Accumulated other comprehensive income (loss)	(92,768)	10,555

Retained earnings	933,455	885,301

Total shareholders’ equity	1,196,204	1,196,141

Total liabilities and shareholders’ equity	$18,150,752	$17,288,908

      See accompanying notes to consolidated financial statements.

Compass Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31

	1999	1998	1997

	(in Thousands Except Per Share Data)

Interest income:

Interest and fees on loans	$858,658	$841,319	$804,454

Interest on investment securities	111,342	95,315	86,039

Interest on investment securities available for sale	270,485	184,695	148,091

Interest on trading account securities	4,312	5,854	7,221

Interest on federal funds sold and securities purchased under agreements to resell	2,774	4,898	8,518

Total interest income	1,247,571	1,132,081	1,054,323

Interest expense:

Interest on deposits	414,794	396,707	390,515

Interest on federal funds purchased and securities sold under agreements to repurchase	63,560	62,161	48,713

Interest on other short-term borrowings	8,887	9,113	11,944

Interest on FHLB and other borrowings	112,932	78,946	57,445

Interest on guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	8,230	8,230	7,796

Total interest expense	608,403	555,157	516,413

Net interest income	639,168	576,924	537,910

Provision for loan losses	31,122	38,445	32,935

Net interest income after provision for loan losses	608,046	538,479	504,975

Noninterest income:

Service charges on deposit accounts	101,684	87,819	76,914

Asset management fees	18,586	16,769	16,062

Credit card service charges and fees	19,528	14,583	13,414

Trading account profits and commissions	9,756	14,685	14,388

Retail investment sales income	21,076	19,130	16,569

Investment securities gains, net	2,103	4,255	8,330

Other	68,376	65,259	47,047

Total noninterest income	241,109	222,500	192,724

Noninterest expense:

Salaries, benefits and commissions	267,443	249,778	232,697

Net occupancy expense	39,030	35,622	34,777

Equipment expense	43,384	38,175	33,193

Professional services	38,330	36,219	34,078

Merger and integration	5,083	21,738	5,631

Other	124,646	107,022	102,503

Total noninterest expense	517,916	488,554	442,879

Net income before income tax expense	331,239	272,425	254,820

Income tax expense	114,194	91,545	88,578

Net income	$217,045	$180,880	$166,242

Basic earnings per share	$1.90	$1.60	$1.48

Basic weighted average shares outstanding	113,342	111,295	110,163

Diluted earnings per share	$1.88	$1.57	$1.45

Diluted weighted average shares outstanding	114,441	113,746	113,008

See accompanying notes to consolidated financial statements.

Compass Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 1999, 1998 and 1997

					Accumulated
					Other		Total
	Preferred	Common		Retained	Comprehensive		Shareholders’
	Stock	Stock	Surplus	Earnings	Income	Other	Equity

				(in Thousands)

Balance, December 31, 1996	$31,750	$97,805	$97,665	$735,862	$(3,203)	$(7,370)	$952,509

Net income — 1997	—	—	—	166,242	—	—	166,242

Change in unrealized gain (loss) on securities available for sale	—	—	—	—	4,180	—	4,180

Comprehensive income

Common dividends declared ($.63 per share)	—	—	—	(61,558)	—	—	(61,558)

Preferred dividends declared	—	—	—	(3,067)	—	—	(3,067)

Stock split	—	48,994	—	(49,034)	—	—	(40)

Pre-merger transactions of pooled entities	—	44	6,282	(3,456)	—	—	2,870

Exercise of stock options	—	545	5,670	(943)	—	—	5,272

Issuance of restricted stock	—	126	2,580	—	—	(2,706)	—

Repayment of loans to finance stock purchases, net of advances	—	—	—	—	—	1,066	1,066

Amortization of restricted stock	—	—	—	—	—	1,011	1,011

Settlement of repurchase liability associated with treasury stock transaction	—	—	(450)	—	—	—	(450)

Cash paid for fractional shares in business combinations	—	—	(16)	—	—	—	(16)

Balance, December 31, 1997	31,750	147,514	111,731	784,046	977	(7,999)	1,068,019

Net income — 1998	—	—	—	180,880	—	—	180,880

Change in unrealized gain (loss) on securities available for sale	—	—	—	—	9,578	—	9,578

Comprehensive income

Common dividends declared ($.70 per share)	—	—	—	(75,238)	—	—	(75,238)

Preferred dividends declared	—	—	—	(2,996)	—	—	(2,996)

Pre-merger transactions of pooled entities	—	(29)	2,587	—	—	—	2,558

Exercise of stock options	—	787	9,750	(1,379)	—	—	9,158

Issuance of restricted stock	—	142	2,980	—	—	(3,122)	—

Cancellation of restricted stock	—	(32)	(459)	—	—	387	(104)

Issuance of common stock for acquisition accounted for as pooling-of-interests	—	500	(501)	(12)	—	—	(13)

Repayment of loans to finance stock purchases, net of advances	—	—	—	—	—	2,283	2,283

Amortization of restricted stock	—	—	—	—	—	2,038	2,038

Conversion of preferred stock	(3,000)	2,253	747	—	—	—	—

Cash paid for fractional shares in business combinations	—	—	(22)	—	—	—	(22)

Balance, December 31, 1998	28,750	151,135	126,813	885,301	10,555	(6,413)	1,196,141

Net income — 1999	—	—	—	217,045	—	—	217,045

Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(103,323)	—	(103,323)

Comprehensive income

Common dividends declared ($.80 per share)	—	—	—	(90,893)	—	—	(90,893)

Preferred dividends declared	—	—	—	(1,601)	—	—	(1,601)

Stock split	—	75,672	—	(75,672)	—	—	—

Exercise of stock options	—	500	3,988	(155)	—	—	4,333

Issuance of restricted stock	—	143	2,323	—	—	(2,466)	—

Cancellation of restricted stock	—	(33)	(563)	—	—	596	—

Repayment of loans to finance stock purchases, net of advances	—	—	—	—	—	1,226	1,226

Amortization of restricted stock	—	—	—	—	—	2,596	2,596

Redemption of preferred stock	(28,750)	—	—	(518)	—	—	(29,268)

Cash paid for fractional shares resulting from stock split	—	—	—	(52)	—	—	(52)

Balance, December 31, 1999	$—	$227,417	$132,561	$933,455	$(92,768)	$(4,461)	$1,196,204

[Additional columns below]

[Continued from above table, first column(s) repeated]

Comprehensive
Income

Balance, December 31, 1996

Net income — 1997	$166,242

Change in unrealized gain (loss) on securities available for sale	4,180

Comprehensive income	$170,422

Common dividends declared ($.63 per share)

Preferred dividends declared

Stock split

Pre-merger transactions of pooled entities

Exercise of stock options

Issuance of restricted stock

Repayment of loans to finance stock purchases, net of advances

Amortization of restricted stock

Settlement of repurchase liability associated with treasury stock transaction

Cash paid for fractional shares in business combinations

Balance, December 31, 1997

Net income — 1998	$180,880

Change in unrealized gain (loss) on securities available for sale	9,578

Comprehensive income	$190,458

Common dividends declared ($.70 per share)

Preferred dividends declared

Pre-merger transactions of pooled entities

Exercise of stock options

Issuance of restricted stock

Cancellation of restricted stock

Issuance of common stock for acquisition accounted for as pooling-of-interests

Repayment of loans to finance stock purchases, net of advances

Amortization of restricted stock

Conversion of preferred stock

Cash paid for fractional shares in business combinations

Balance, December 31, 1998

Net income — 1999	$217,045

Change in unrealized gain (loss) on securities available for sale	(103,323)

Comprehensive income	$113,722

Common dividends declared ($.80 per share)

Preferred dividends declared

Stock split

Exercise of stock options

Issuance of restricted stock

Cancellation of restricted stock

Repayment of loans to finance stock purchases, net of advances

Amortization of restricted stock

Redemption of preferred stock

Cash paid for fractional shares resulting from stock split

Balance, December 31, 1999

See accompanying notes to consolidated financial statements.

Compass Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31

	1999	1998	1997

	(in Thousands)

Operating Activities:

Net income	$217,045	$180,880	$166,242

Adjustments to reconcile net income to cash provided by operations:

Depreciation and amortization	63,866	50,110	45,497

Accretion of discount and loan fees	(11,343)	(16,261)	(13,233)

Provision for loan losses	31,122	38,445	32,935

Net change in trading account securities	76,966	(15,211)	(16,110)

Net change in mortgage loans held for sale	33,861	(32,439)	(1,642)

Deferred tax expense	9,811	4,548	2,082

Gain on sale of securitized loans	—	(4,264)	—

Gain on sale of investment securities available for sale	(2,103)	(4,255)	(8,330)

(Gain) loss on sale of premises and equipment	(2,728)	1,482	(431)

Gain on sale of other real estate owned	(1,130)	(764)	(252)

Provision for losses on other real estate owned, net of recoveries	—	—	437

Increase in other assets	(17,377)	(13,086)	(170,858)

Increase (decrease) in other liabilities	(6,261)	(8,450)	54,110

Net cash provided by operating activities	391,729	180,735	90,447

Investing Activities:

Proceeds from maturities/calls of investment securities	398,200	656,591	378,902

Purchases of investment securities	—	(1,450,044)	(145,884)

Proceeds from sales of investment securities available for sale	431,302	716,182	995,058

Proceeds from maturities/calls of investment securities available for sale	983,549	1,099,034	551,867

Purchases of investment securities available for sale	(1,011,595)	(2,393,344)	(1,871,754)

Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(43,353)	126,846	56,656

Net increase in loan portfolio	(1,510,679)	(1,406,341)	(938,674)

Net cash received in acquisitions of banks	140,790	—	22,216

Sale of securitized loans	—	359,680	—

Purchases of premises and equipment	(71,110)	(54,033)	(65,758)

Proceeds from sales of other real estate owned	7,476	7,677	8,760

Net cash used by investing activities	(675,420)	(2,337,752)	(1,008,611)

Financing Activities:

Net increase in demand deposits, NOW accounts and savings accounts	40,827	959,468	213,252

Net increase (decrease) in time deposits	101,712	146,816	(264,557)

Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(419,275)	564,390	359,199

Net increase (decrease) in short-term borrowings	11,341	(24,149)	(20,060)

Proceeds from FHLB advances and other borrowings	1,855,814	829,004	963,300

Repayment of FHLB advances and other borrowings	(1,337,466)	(213,369)	(375,086)

Issuance of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	—	—	100,000

Cash paid in lieu of fractional shares	(52)	(22)	(56)

Redemption of preferred stock	(29,268)	—	—

Common and preferred dividends paid	(92,494)	(78,234)	(64,625)

Pre-merger transactions of pooled entities	—	2,558	6,353

Repayment of loans to finance stock purchases, net	2,785	5,121	2,598

Proceeds from exercise of stock options	2,774	3,155	2,247

Net cash provided by financing activities	136,698	2,194,738	922,565

Net increase (decrease) in cash and due from banks	(146,993)	37,721	4,401

Cash and due from banks at beginning of the year	831,533	793,812	789,411

Cash and due from banks at end of the year	$684,540	$831,533	$793,812

See accompanying notes to consolidated financial statements.

Compass Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999, 1998 and 1997

(1)  Summary of Significant Accounting Policies

      The accounting principles followed by Compass Bancshares, Inc. and its subsidiaries (the “Company”) and the methods of applying these principles conform with generally accepted accounting principles and with general practices within the banking industry. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

      Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition. Prior information has been restated to reflect business combinations accounted for using the pooling-of-interests method of accounting.

Basis of Presentation

      The consolidated financial statements include the accounts of Compass Bancshares, Inc. and its subsidiaries, Compass Bank, the Company’s lead bank subsidiary headquartered in Birmingham, Alabama, (“Compass Bank”), and Central Bank of the South, (collectively, the “Subsidiary Banks”), Compass Land Holding Corporation and Compass Underwriters, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Nature of Operations

      The Company operates 307 branches in Alabama, Arizona, Florida and New Mexico and Texas. The Company’s branches in Alabama are located throughout the state while its Florida branches are concentrated in the Jacksonville area and in the Florida panhandle. In Texas, the Company’s branches are primarily located in the state’s four largest metropolitan areas of Houston, Dallas, San Antonio and Austin. The Company’s Arizona operations are primarily located in Tucson and Phoenix.

Stock Split

      On February 15, 1999, the Company announced a three-for-two stock split that was effected in the form of a 50 percent stock dividend on April 2, 1999, to shareholders of record as of March 15, 1999. Shareholders’ equity, as presented in the Consolidated Balance Sheets, reflects the issuance of 37,836,300 shares of the Company’s common stock. Per share information for all periods has been restated to reflect the stock split in accordance with generally accepted accounting principles.

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

Securities

      Securities are held in three portfolios: (i) trading account securities, (ii) investment securities, and (iii) investment securities available for sale. Trading account securities are stated at fair value. Investment securities are held to maturity and are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities, management has the intent and the Company has the ability to hold such securities until maturity. Investment securities available for sale are classified as such due to the fact

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

that management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. Increases and decreases in the net unrealized gain (loss) on the portfolio of securities available for sale are reflected as adjustments to the carrying value of the portfolio and, for the tax-effected amounts, as adjustments to accumulated other comprehensive income, a separate component of shareholders’ equity.

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

      It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. Credit card loans and the related accrued interest are charged off when the receivable is more than 150 days past due. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

      Generally, the Company evaluates loans for impairment when a portion of a loan is internally risk rated as substandard or doubtful. All nonaccrual loans not meeting the definition of smaller balance homogeneous loans are considered impaired. Smaller balance homogeneous loans include residential mortgages, credit card receivables, and consumer installment loans, primarily direct and indirect automobile loans. The Company generally measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value of the collateral. In addition, in certain rare circumstances, impairment may be based on the loan’s observable fair value. Impairment with regard to substantially all of the Company’s impaired loans has been measured based on the fair value of the underlying collateral. The Company’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy.

Allowance for Loan Losses

      The amount of the provision for loan losses charged to income is determined on the basis of several factors including actual loss experience, identified loan impairment, current and expected economic conditions, and periodic examinations and appraisals of the loan portfolio. Such provisions, less net loan charge-offs, comprise the allowance for loan losses which is deducted from loans and is maintained at a level management considers to be adequate to absorb loss inherent in the portfolio.

      The Company generally follows the policy of charging off loans determined to be uncollectible by management, the Company’s loan review department or federal and state supervisory authorities. Subsequent recoveries are credited to the allowance for loan losses.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

Merger and Integration Expenses

      Merger and integration expenses, as presented in the Consolidated Statements of Income, represent costs associated with business combinations completed by the Company and costs associated with maintaining the Company’s mergers and acquisition department. These costs primarily include compensation expense incurred, data processing systems conversion costs, professional fees and brokers’ fees.

Intangibles

      Intangibles are included in other assets in the Consolidated Balance Sheets. The amortization periods for these assets are dependent upon the type of intangible. Goodwill is amortized over a period not greater than 25 years; core deposit and other identifiable intangibles are amortized over a period based on the life of the intangible which generally varies from 10 to 25 years. Goodwill is amortized using the straight-line method and other identifiable intangibles are amortized using accelerated methods as appropriate. The Company periodically reviews its intangible assets for impairment. Intangible assets totaled $240.7 million and $112.1 million at December 31, 1999 and 1998, respectively.

Premises and Equipment

      Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation or amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements. Capitalized leases are amortized by the same methods as premises and equipment over the estimated useful lives or the lease term, whichever is lesser.

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

Derivative Financial Instruments

      As part of the Company’s overall interest rate risk management, the Company uses interest rate swaps, caps and floors. For interest rate swaps, caps and floors that are designated as synthetic alterations of existing assets or liabilities and that meet the Company’s tolerance for interest rate risk, changes in the fair value are not reflected in the financial statements until realized. Gains or losses on terminated swaps, caps and floors are deferred and amortized as an adjustment of net interest income over the remaining lives of the original contracts. At year-end 1999, there were no deferred gains or losses on terminated interest rate protection contracts. At year-end 1998, there were no deferred gains and there were $40,000 of deferred losses on terminated interest rate protection contracts.

      Interest income or expense related to interest rate swaps, caps and floors is recorded over the life of the agreement as an adjustment to net interest income. Changes in the fair value of options used in the securities trading portfolio, as well as changes in fair value of short-sale transactions, are recognized currently by the mark-to-market method of accounting and are recorded in the noninterest income section of the Consolidated Statements of Income as trading account profits and commissions.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

Securitization and Sales of Receivables

      When the Company sells receivables in securitizations, it retains interest-only strips, one or more subordinated tranches, servicing rights, and in some cases a cash reserve account, all of which are retained interests in the securitized assets. Gain or loss on sales of the receivables depends in part on the previous carrying amount of retained interests, allocated in proportion to their fair values. Subsequent to the sales, certain retained interests are carried at fair value as investment securities available for sale. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company generally estimates fair value based on the present value of future cash flows expected under management’s best estimates of the key assumptions — credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

Reclassifications

      Certain reclassifications of prior years’ amounts have been made to conform to current year presentation. Such reclassifications had no effect on net income, total assets, total liabilities, or shareholders’ equity.

Earnings per Share

      Basic earnings per share has been computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the year presented. Diluted earnings per share has been computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding using the treasury stock method.

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities , (“FAS133”). FAS133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS133 will significantly change the accounting treatment of derivative instruments and, depending upon the underlying risk management strategy, these accounting changes could affect future earnings, assets, liabilities, and shareholders’ equity. As a result, the Company may reconsider its risk management strategies because the new standard would not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is presently evaluating the impact of FAS133 on its computer systems and accounting policies and is also closely monitoring the deliberations of the FASB’s derivative implementation task force. With the issuance of Financial Accounting Statement No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, which delayed the effective date of FAS133, the Company will be required to adopt FAS133 on January 1, 2001. Presently, the Company has not yet quantified the impact that the adoption will have on the consolidated financial statements of the Company.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

(2)  Investment Securities and Investment Securities Available for Sale

      The following table presents the adjusted cost and approximate fair value of investment securities and investment securities available for sale at December 31, 1999 and 1998.

	1999		1998

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in Thousands)

Investment securities:

U.S. Treasury and other U.S. Government agencies and corporations	$175	$181	$12,987	$13,053

Mortgage-backed pass-through securities	127,788	127,031	188,850	192,540

CMOs and other mortgage derivative products	1,297,430	1,240,468	1,608,493	1,628,233

States and political subdivisions	73,170	74,968	79,909	84,303

Corporate	1,675	1,666	4,970	4,979

Foreign	805	804	830	830

Total	$1,501,043	$1,445,118	$1,896,039	$1,923,938

	1999		1998

	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost

	(in Thousands)

Investment securities available for sale:

Debt securities:

U.S. Treasury and other U.S. Government agencies and corporations	$226,855	$238,188	$247,359	$245,034

Mortgage-backed pass-through securities	369,949	384,599	280,118	279,195

CMOs and other mortgage derivative products	2,848,661	2,962,617	2,857,500	2,843,096

States and political subdivisions	89,708	97,844	38,921	38,082

Asset-backed and corporate	487,236	485,692	113,831	113,073

Other	45,576	47,337	16,537	18,346

Equity securities	125,123	125,355	91,495	91,707

Total	$4,193,108	$4,341,632	$3,645,761	$3,628,533

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

      Securities with principal amounts of approximately $3.1 billion and $2.8 billion at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law. The following table details unrealized gains and losses on investment securities and investment securities available for sale as of December 31, 1999 and 1998.

	1999		1998

	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

	(in Thousands)

Investment securities:

U.S. Treasury and other U.S. Government agencies and corporations	$6	$—	$69	$3

Mortgage-backed pass-through securities	752	1,509	3,769	79

CMOs and other mortgage derivative products	5,311	62,273	21,451	1,711

States and political subdivisions	1,861	63	4,395	1

Corporate	—	9	9	—

Foreign	—	1	—	—

Total	$7,930	$63,855	$29,693	$1,794

Investment securities available for sale:

Debt securities:

U.S. Treasury and other U.S. Government agencies and corporations	$5	$11,338	$2,847	$522

Mortgage-backed pass-through securities	501	15,151	1,197	274

CMOs and other mortgage derivative products	30	113,986	17,134	2,730

States and political subdivisions	43	8,179	897	58

Asset-backed and corporate	1,597	53	758	—

Other	—	1,761	—	1,809

Equity securities	—	232	—	212

Total	$2,176	$150,700	$22,833	$5,605

      The maturities of the securities portfolios are presented in the following tables.

	1999

	Carrying	Fair
	Amount	Value

	(in Thousands)

Investment securities:

Maturing within one year	$6,430	$6,444

Maturing after one but within five years	30,271	30,652

Maturing after five but within ten years	34,470	35,762

Maturing after ten years	4,654	4,761

	75,825	77,619

Mortgage-backed pass-through securities and CMOs	1,425,218	1,367,499

Total	$1,501,043	$1,445,118

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

	Fair	Amortized
	Value	Cost

	(in Thousands)

Investment securities available for sale:

Maturing within one year	$75,604	$75,679

Maturing after one but within five years	707,158	709,705

Maturing after five but within ten years	63,752	68,211

Maturing after ten years	127,984	140,821

	974,498	994,416

Mortgage-backed pass-through securities and CMOs	3,218,610	3,347,216

Total	$4,193,108	$4,341,632

      Proceeds from sales of investment securities available-for-sale were $431 million in 1999, $716 million in 1998, and $995 million in 1997. Gross gains of $2.2 million in 1999, $4.4 million in 1998, and $9.0 million in 1997 and gross losses of $100,000 in 1999, $123,000 in 1998, and $740,000 in 1997 were realized on such sales. No securities were transferred to the trading portfolio during either 1999 or 1998.

(3)  Loans and Allowance for Loan Losses

      The following presents the composition of the loan portfolio at December 31, 1999 and 1998.

	1999	1998

	(in Thousands)

Commercial, financial and agricultural	$3,436,256	$3,087,921

Real estate — construction	1,661,798	1,186,533

Real estate — mortgage	4,077,823	3,964,719

Consumer installment	1,613,620	1,868,704

	$10,789,497	$10,107,877

      The Company securitized approximately $500 million of real estate mortgages and $500 million of indirect automobile loans in 1999, and $500 million of real estate mortgages in 1998. The majority of the resulting securities were retained and transferred to the investment securities available-for-sale portfolio. Additionally, during 1998, the Company securitized approximately $400 million of its indirect automobile loan portfolio and sold certificates to investors recognizing a gain of $4.3 million.

      A summary of the activity in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 follows:

	1999	1998	1997

	(in Thousands)

Balance at beginning of year	$136,677	$135,225	$130,753

Add: Provision charged to income	31,122	38,445	32,935

Additions due to acquisitions	3,783	—	—

Deduct: Allowance on loans sold	—	3,212	—

Loans charged off	39,451	42,852	36,401

Loan recoveries	(10,951)	(9,071)	(7,938)

Net charge-offs	28,500	33,781	28,463

Balance at end of year	$143,082	$136,677	$135,225

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

      The recorded investment in impaired loans at December 31, 1999 was $61.0 million and at December 31, 1998 was $ 34.8 million. The Company had specific allowance amounts related to those loans of $20.1 million and $12.6 million, respectively. There were no impaired loans without a specific allowance at December 31, 1999 or 1998. The average investment in these loans for the years ended December 31, 1999 and 1998 amounted to $42.6 million and $29.3 million, respectively.

      Nonperforming assets at December 31, 1999, 1998 and 1997 are detailed in the following table.

	December 31

	1999	1998	1997

	(in Thousands)

Nonaccrual loans	$74,358	$48,250	$29,304

Renegotiated loans	239	665	2,334

Total nonperforming loans	74,597	48,915	31,638

Other real estate	7,099	6,657	6,813

Total nonperforming assets	$81,696	$55,572	$38,451

(4)  Deposits

      Certificates of deposit of less than $100,000 totaled $2.8 billion at December 31, 1999 while certificates of deposit of $100,000 or more totaled $1.5 billion. At December 31, 1999, the scheduled maturities of certificates of deposit were as follows (in thousands):

2000	$2,913,228

2001	761,247

2002	440,702

2003	80,467

2004	34,824

Thereafter	23,890

Total	$4,254,358

(5)  Short-Term Borrowings

      The short-term Borrowings table below shows the distribution of the Company’s short-term borrowed funds.

	December 31

	1999	1998

	(in Thousands)

Federal funds purchased	$1,013,795	$1,447,495

Securities sold under agreements to repurchase	313,192	288,571

Total	1,326,987	1,736,066

Short sales	19,821	21,547

Commercial paper	83,622	79,456

Other short-term borrowings	67,302	58,401

Total	170,745	159,404

Total short-term borrowings	$1,497,732	$1,895,470

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

(6)  FHLB and Other Borrowings

      The following table details the Company’s FHLB advances and other long-term borrowings at December 31, 1999 and 1998, including maturities and interest rates as of December 31, 1999.

		December 31,
	Maturity
	Dates	1999	1998

		(in Thousands)

Subordinated debentures:

7% subordinated debentures	2003	$75,000	$75,000

8.375% subordinated debentures	2004	50,000	50,000

9.375% subordinated debentures	2005	—	10,000

8.10% subordinated debentures	2009	175,000	—

6.45% subordinated debentures	2009	100,000	—

Discount		(2,537)	(450)

Total subordinated debentures		397,463	134,550

Mortgages and notes payable:

8.875% mortgage	2008	—	3,930

FHLB advances:

LIBOR-based floating rate (weighted average rate of 5.99%)	2000-2009	1,500,000	872,500

Fixed rate, callable quarterly (weighted average rate of 5.18%)	2000-2014	566,865	935,000

		2,066,865	1,807,500

		$2,464,328	$1,945,980

      The FHLB advances are secured by real estate first mortgage loans and investment securities totaling $2.7 billion.

      The following table presents maturity information for the Company’s FHLB and other borrowings as of December 31, 1999.

	Subordinated	FHLB
	Debentures	Advances

	(in Thousands)

Maturing:

2000	$—	$253,000

2001	—	200,000

2002	—	—

2003	74,821	—

2004	49,820	1,100,000

Thereafter	272,822	513,865

Total	$397,463	$2,066,865

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

(7)  Capital Securities and Preferred Stock

Capital Securities

      In January 1997, the Company formed a wholly-owned Delaware statutory business trust, Compass Trust I, which issued $100 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (“Capital Securities”) that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of Compass Trust I are owned by the Company. The proceeds from the issuance of the Capital Securities ($100 million) and common securities ($3.1 million) were used by Compass Trust I to purchase $103.1 million of junior subordinated deferrable interests debentures of the Company which carry an interest rate of 8.23 percent. The debentures represent the sole asset of Compass Trust I. The debentures and related income statement effects are eliminated in the Company’s financial statements.

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

Preferred Stock

      With the acquisition of Arizona Bank in December 1998, the Company issued preferred stock in exchange for two issues of Arizona Bank preferred stock. In accordance with generally accepted accounting principles, the financial statements of the Company have been restated to reflect the preferred stock as issued and outstanding for all periods in which the Arizona Bank preferred stock was issued and outstanding.

      In connection with its acquisition of Arizona Bank, all 120,000 shares of Series C Preferred Stock (“Series C”) were converted into 1,689,582 shares of the Company’s common stock. Dividends of $2.375 per share were paid on Series C during 1997 with dividends of $1.78 per share paid in 1998 prior to conversion. During 1999, the remaining 460,000 shares of Series E 10.5 percent noncumulative, nonparticipating perpetual preferred stock, $25 par value (“Series E”) and 690,000 shares of Series F 9.125 percent noncumulative, nonparticipating perpetual preferred stock, $25 par value (“Series F”) were redeemed. Dividends of $2.625 per share were paid each year on Series E during 1999, 1998 and 1997. Dividends of $2.28 per share were paid on Series F in 1998 and 1997 with dividends of $0.57 per share paid in 1999 prior to conversion. At December 31, 1999 there was no outstanding preferred stock.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

(8)  Off-Balance Sheet Instruments

      The Company is a party to derivative financial instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative financial instruments, as well as the Company’s commitments to extend credit and standby letters of credit, as of December 31, 1999 and 1998.

	1999		1998

		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading

	(in Thousands)

Commitments to extend credit	$—	$4,715,592	$—	$4,522,761

Standby and commercial letters of credit	—	119,175	—	91,382

Forward and futures contracts	54,114	—	73,845	—

Interest rate swap agreements	116,427	2,899,545	3,000	1,577,714

Floors and caps written	104,500	—	137,900	—

Floors and caps purchased	99,500	—	147,500	—

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

      Forward and futures contracts are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery of a specified instrument, at a designated future date and at a specific price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities’ values and interest rates.

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
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

Changes in the estimated fair value of contracts in the trading account are recorded in other noninterest income as trading profits and commissions. Net interest amounts received or paid on interest rate contracts in the trading account are recorded as an adjustment of interest on trading account securities.

      The following table summarizes interest rate contracts held in the trading account at December 31, 1999:

							Weighted
				Weighted Average		Weighted	Average
				Rate*		Average	Repricing
	Notional	Carrying	Estimated			Years to	Frequency
	Amount	Value‡	Fair Value	Received	Paid	Expiration	(Days)

	(in Thousands)

Trading interest rate contracts:

Swaps:

Receive fixed versus:

3-month LIBOR	$23,000	$(230)	$(230)	8.71%	8.19%	2.38	90

Prime	35,000	489	489	9.02	8.42	2.29	1

Receive float versus:

1-month LIBOR	3,427	59	59	8.82	9.50	4.25	90

3-month LIBOR	20,000	209	209	8.50	9.09	2.45	90

Prime	35,000	(461)	(461)	8.42	8.99	2.29	1

Caps:

Purchased	73,500	121	121	*	*	1.33	69

Written	73,500	(120)	(120)	*	*	1.39	69

Floors:

Purchased	26,000	4	4	*	*	0.58	69

Written	31,000	(12)	(12)	*	*	0.88	73

Total	$320,427	$59	$59

*	Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1999. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.

‡	Positive carrying values represent assets of the Company while negative amounts represent liabilities.

      In addition to the interest rate contracts shown in the preceding table, the Company uses other options and futures in the trading account. At December 31, 1999, the trading account contained no other options purchased and written, although during 1999, the Company did hold other options in the trading account. The net purchased position in other options assists in protecting the fair value of the trading account against rising short-term interest rates while maintaining limited risk to declining rates. At December 31, 1999, futures contracts having a notional principal balance of $17 million were also used to assist in reducing the price sensitivity of the trading account.

      For derivative financial instruments held or issued for trading purposes, the fair values as of December 31, 1999 and 1998, and the average fair value during those years, are presented in the following table.

	1999		1998

	Period-End	Average	Period-End	Average
	Fair Value	Fair Value	Fair Value	Fair Value

	(in Thousands)

Swaps	$66	$(1)	$67	$39

Floors and caps:

Assets	125	231	538	425

Liabilities	(132)	(270)	(567)	(499)

Other options:

Assets	—	30	—	77

Liabilities	—	(17)	—	(20)

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

      The net trading profits (losses) for derivative financial instruments during 1999 were $619,000 for forwards and futures; $(365,000) for swaps; $39,000 for floors and caps; and $(5,000) for other options. Such amounts represent only a portion of total trading account profits and commissions. The total trading account profit for 1999 was $9.8 million, a decrease of $4.9 million from 1998.

      In addition to the ongoing monitoring of interest-sensitive assets and liabilities, the Company enters into various interest rate contracts not held in the trading account to assist in managing the Company’s interest sensitivity. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company’s interest risk management program. The income or expense associated with interest rate swaps, caps and floors are ultimately reflected as adjustments to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized.

      The following table details various information regarding swaps, caps and floors used for other than trading purposes as of December 31, 1999.

							Weighted
				Weighted Average		Weighted	Average
				Rate*		Average	Repricing
	Notional	Carrying	Estimated			Years to	Frequency
	Amount	Value‡	Fair Value	Received	Paid	Expiration	(Days)

	(in Thousands)

Non-trading interest rate contracts:

Swaps:

Receive fixed versus 1-month LIBOR	$700,000	$(233)	$(14,422)	6.15%	6.48%	1.97	30

Receive fixed versus 3-month LIBOR	1,325,000	4,117	(45,533)	6.23	6.23	3.84	90

Basis swaps†	874,545	951	491	6.12	6.09	0.72	90

	$2,899,545	$4,835	$(59,464)

†	On $874.5 million of basis swaps, the Company receives interest based on three-month LIBOR and pays interest based on the daily weighted Prime minus 245 basis points on $800 million and receives interest based on three-month LIBOR plus 84 basis points and pays interest based on the one-year Constant Maturity Treasury plus 150 basis points on $74.5 million.

*	Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 1999.

      At December 31, 1999, swaps, caps and floors acquired for other than trading purposes were associated with the following asset or liability categories:

		Notional Principal Associated With

	Total		Adjustable-		Fixed-Rate
	Notional		Rate	FHLB	Subordinated
	Principal	Loans	Investments	Advances	Debentures

	(in Thousands)

Swaps:

Receive fixed	$2,025,000	$1,700,000	$—	$—	$325,000

Basis swaps	874,545	—	74,545	800,000	—

	$2,899,545	$1,700,000	$74,545	$800,000	$325,000

      Derivative financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate contracts, including caps, floors and swap transactions and other options, the contract or notional amounts significantly exceed the ultimate exposure to credit loss. The Company has credit risk on uncollateralized interest rate swaps and purchased floors and caps for the amount required to replace such contracts in the event of counterparty default. At December 31, 1999, the Company estimates its credit risk in the event of total counterparty default to be $1.7 million for interest rate swaps and $125,000 for purchased floors and caps. The Company controls the credit risk of its interest rate contracts through credit approvals, limits and monitoring procedures.

      The Company also has recorded as liabilities certain short-sale transactions amounting to $19.8 million at December 31, 1999, which could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable, and the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to U.S. Government securities for which there is an active, liquid market. The Company does not expect the amount of losses, if any, on such transactions to be material.

(9)  Commitments and Contingencies

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

      The following is a schedule of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999, for leased facilities (in thousands):

2000	$10,935

2001	10,187

2002	8,416

2003	4,851

2004	3,751

Thereafter	16,595

$54,735

      Minimum rentals for all operating leases charged to earnings totaled $19.6 million, $17.7 million, and $15.9 for years ended December 31, 1999, 1998 and 1997, respectively.

      The Company and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which relate to lending, collections, servicing, investment, trust and other activities seek substantial sums as damages. Among the actions which are pending are actions filed as class actions in the States of Alabama and Texas. The actions are similar to others that have been brought in recent years in Alabama and Texas against financial institutions in that they seek substantial compensatory and punitive damages in connection with transactions involving relatively small amounts of actual damages. In recent years, juries in certain Alabama and Texas state courts have rendered large punitive damage awards in such cases.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

      It may take a number of years to finally resolve some of these pending legal proceedings due to their complexity and other reasons. It is difficult to determine with any certainty at this time the potential exposure from the proceedings. However, based upon the advice of legal counsel, management is of the opinion that the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

(10) Regulatory Matters and Dividends from Subsidiaries

      The Company and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines, the regulatory framework for prompt corrective action, and the Gramm-Leach-Bliley Act, the Company and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of each bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Subsidiary Banks are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by the regulators to ensure capital adequacy require the Company and the Subsidiary Banks to maintain minimum core capital (“Tier I Capital”) of at least four percent of risk-weighted assets, minimum total capital (“Total Qualifying Capital”) of at least eight percent of risk-weighted assets and a minimum leverage ratio of four percent of adjusted quarterly assets. Management believes, as of December 31, 1999, that the Company and the Subsidiary Banks meet all capital adequacy requirements to which they are subject.

      As of December 31, 1999, the most recent notification from the appropriate regulatory agencies categorized the Subsidiary Banks as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Subsidiary Banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10 percent, 6 percent and 5 percent, respectively. Further, in order to continue its status as a financial holding company as defined by the Gramm-Leach-Bliley Act with the enhanced ability afforded thereby to offer products and services and engage in expanded financial activities, the Company’s subsidiary banks must each comply with such “well-capitalized” standards. There are no conditions or events since that notification that management believes have changed the Subsidiary Banks’ category.

      The following table presents the actual capital amounts and ratios of the Company and its significant subsidiary banks at December 31, 1999 and 1998.

	Total Qualifying
	Capital		Tier I Capital		Leverage

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 1999:

Consolidated	$1,662,860	11.58%	$1,162,200	8.10%	$1,162,200	6.48%

Compass Bank	1,667,648	11.63	1,189,744	8.30	1,189,744	6.64

As of December 31, 1998:

Consolidated	$1,445,132	10.71%	$1,188,851	8.81%	$1,188,851	7.26%

Compass Bank	1,317,812	10.24	1,149,051	8.93	1,149,051	7.39

Arizona Bank	67,589	11.15	49,981	8.24	49,981	6.19

      Dividends paid by the Subsidiary Banks are the primary source of funds available to the Company for payment of dividends to its shareholders and other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the Subsidiary Banks. In addition to the

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Subsidiary Banks. At December 31, 1999, approximately $202 million of the Subsidiary Banks’ net assets were available for payment of dividends without prior regulatory approval. Additionally, the Company’s Subsidiary Banks could have paid additional dividends to the parent holding company in the amount of $32 million while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 1999.

      The Subsidiary Banks are required to maintain cash balances with the Federal Reserve. The average amounts of those balances for the years ended December 31, 1999 and 1998 were approximately $165 million and $94.6 million, respectively.

(11)  Business Combinations

      On April 19, 1999, the Company completed the purchase of 15 branches in Arizona from another financial institution. These branches, primarily in the Phoenix area, added approximately $400 million in deposits. The transaction was accounted for under the purchase method of accounting. Intangible assets resulting from the purchase totaled approximately $70 million.

      On October 20, 1999, the Company completed the acquisition of Hartland Bank, N.A. in Austin, Texas, with assets of approximately $300 million. The Company acquired all of the outstanding shares of Hartland Bank in exchange for approximately $90 million in cash. The transaction was accounted for under the purchase method of accounting. Intangible assets resulting from the purchase totaled approximately $70 million.

      Summarized below are the mergers completed by the Company during the year ended December 31, 1998, all of which were accounted for under the pooling-of-interests method of accounting and, accordingly, all prior period information has been restated.

					Common
					shares
dollars in millions	Location	Date	Assets	Equity	issued

Arizona Bank	Tucson, Arizona	12/15/98	$806	$54	6,525,000

Hill Country Bank	Austin, Texas	8/1/98	109	10	1,092,113

Fidelity Resources Company	Dallas, Texas	2/9/98	335	20	2,700,116

First University Corporation	Houston, Texas	1/29/98	68	4	524,811

GSB Investments, Inc.	Gainesville, Florida	1/13/98	213	22	2,474,711

      The entities acquired in 1998 that were accounted for under the pooling-of-interests method of accounting had net interest income of $39.0 million and net income of $8.5 million prior to their respective acquisition dates in 1998. Presented below is summary operating information for the Company showing the effect of the business combinations completed during 1998.

	As
	Previously	Effect of	Currently
	Reported	Poolings	Reported

	(in Thousands)

1997:

Net interest income	$473,300	$64,610	$537,910

Provision for loan losses	22,412	10,523	32,935

Noninterest income	181,467	11,257	192,724

Noninterest expense	393,862	49,017	442,879

Net income	155,563	10,679	166,242

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

Pending Mergers

      On January 13, 2000, the Company completed the acquisition of Western Bancshares, Inc. (“Western”) and its subsidiary, Western Bank, of Albuquerque, New Mexico, with the issuance of approximately 3.3 million shares of the Company’s common stock. At the date of closing, Western had assets of approximately $305 million. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, all prior information will be restated in the first quarter of 2000.

      On November 4, 1999, the Company signed a definitive agreement to merge with MegaBank Financial Corporation (“MegaBank”) and its subsidiary, MegaBank, of Denver, Colorado. Under terms of the agreement, MegaBank shareholders will receive shares of Compass common stock. The transaction, pending shareholder and regulatory approval and the satisfaction of other conditions set forth in such agreement, is expected to close in the second quarter of 2000 and be accounted for under the pooling-of-interests method of accounting.

(12)  Stock Based Compensation

      The Company has four long-term incentive stock option plans for key senior officers of the Company and its subsidiaries. The stock option plans provide for these key employees to purchase shares of the Company’s $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1982 Long Term Incentive Plan, the 1989 Long Term Incentive Plan, the 1996 Long Term Incentive Plan, and the 1999 Omnibus Incentive Compensation Plan, 18,843,750 shares of the Company’s common stock have been reserved for issuance. The options granted under the plans may be exercised within 5 years and 10 years from the date of grant. The incentive stock option agreements state that incentive options may be exercised in whole or in part until expiration date. The plans also provide for the granting of stock appreciation rights to certain holders of nonqualified stock options. A stock appreciation right allows the holder to surrender an exercisable stock option in exchange for common stock (at fair market value on the date of exercise), cash, or in a combination thereof, in an amount equal to the excess of the fair market value of covered shares over the option price of such shares. The following summary sets forth activity under the plans for the years ended December 31:

	1999		1998		1997

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of the year	3,558,226	$19.94	3,074,010	$14.47	2,505,938	$11.33

Granted	1,680,343	24.04	1,332,879	29.25	1,150,373	19.33

Exercised	(294,791)	13.59	(674,180)	12.55	(501,419)	9.61

Forfeited	(375,873)	25.49	(174,483)	23.29	(80,882)	15.51

Outstanding, end of the year	4,567,905	$21.39	3,558,226	$19.94	3,074,010	$14.47

Weighted average fair value of options granted during the year	$6.75		$5.55		$3.55

Exercisable, end of the year	2,686,057		2,138,595		2,192,415

      Of the 4,567,905 outstanding options at December 31, 1999, 2,686,057 were exercisable, at a weighted average exercise price of $18.86, with the remaining 1,881,848 having a remaining vesting period of two or three years. Exercise prices for options outstanding as of December 31, 1999 ranged from $4.15 to $33.00.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

      The following table provides certain information with respect to stock options outstanding at December 31, 1999:

			Weighted
		Weighted	Average
	Stock	Average	Remaining
Range of	Options	Exercise	Contractual
Exercise Prices	Outstanding	Price	Life

Under $10.00	161,878	$8.53	2.09

$10.00 — $14.99	980,467	12.62	4.58

$15.00 — $21.99	766,720	18.89	7.17

$22.00 or more	2,658,840	26.13	8.67

	4,567,905	21.39	7.31

      At December 31, 1999, the shares under option included nonqualified options issued to certain executives to acquire 45,000 shares of common stock which provide for tandem stock appreciation rights that are exercisable only upon the occurrence of certain contingent events. Because of the restrictions upon exercise of the stock appreciation rights, no compensation expense has been recorded with respect to these rights.

      The shares under option also included nonqualified options without stock appreciation rights issued to certain executives to acquire shares of common stock as follows: 782,734 shares at year-end 1999, 344,889 shares at year-end 1998 and 153,423 shares at year-end 1997.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB25”) and related Interpretations in accounting for its employee stock options rather than Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation. Under APB25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.29 percent, 5.49 percent and 6.12 percent; dividend yields of 3.34 percent, 2.39 percent and 3.33 percent; volatility factors of the expected market price of the Company’s common stock of 0.385, 0.217 and 0.213; and a weighted-average expected life of the options of 3.5, 3.5 and 4.0 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

      The Company’s options granted in 1999, 1998 and 1997 vest ratably over a period of three years, therefore for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period. The Company’s actual and pro forma information follows (in thousands except for earnings per share information):

	Year Ended December 31

	1999	1998	1997

Net income:

As reported	$217,045	$180,880	$166,242

Pro forma	210,454	177,227	165,041

Basic earnings per share:

As reported	$1.90	$1.60	$1.48

Pro forma	1.84	1.57	1.47

Diluted earnings per share:

As reported	$1.88	$1.57	$1.45

Pro forma	1.82	1.53	1.43

      During 1999, 1998 and 1997, the Company issued 100,600, 129,287 and 142,200 shares, respectively, of restricted common stock to certain executive officers with a fair value at issuance of $2,466,067, $3,122,286 and $2,706,224, respectively. The fair value of the shares issued in 1999, 1998 and 1997 are expensed over a three year period based on the expected period of vesting. Because the restricted stock is legally issued and outstanding, the fair value of the restricted stock at issuance is reflected in common stock and surplus with a corresponding offset for the amount of unearned compensation expense. During 1999, 1998 and 1997, compensation expense of $2,596,579, $2,038,206 and $1,010,967, respectively, was recognized in connection with the restricted stock.

(13)  Benefit Plans

      The Company sponsors a defined benefit pension plan pursuant to which participants are entitled to an annual benefit upon retirement equal to a percentage of the average base compensation (generally defined as direct cash compensation exclusive of bonuses and commissions) earned in the five consecutive years of benefit service which produces the highest average. The percentage amount of the benefit is determined by multiplying the number of years, up to 30, of a participant’s service with the Company by 1.8 percent. Benefits are reduced by Social Security payments at the rate of 1.8 percent of primary Social Security benefits times years of service up to 30 years. All employees of the Company who are over the age of 21 and have worked 1,000 hours or more in their first 12 months of employment or 1,000 hours or more in any calendar year thereafter are eligible to participate. Employees are generally vested after five years of service. Benefits are payable monthly commencing on the later of age 65 or the participant’s date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55, if they have at least 10 years of service. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

      The following tables set forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31:

	1999	1998

	(in Thousands)

Projected benefit obligation, beginning of year	$90,707	$76,608

Service cost	7,186	5,959

Interest cost	6,242	5,516

Actuarial (gain) loss	(14,156)	4,321

Benefits paid	(1,901)	(1,697)

Projected benefit obligation, end of year	88,078	90,707

Fair value of plan assets, beginning of year	88,467	74,841

Actual return on plan assets	13,506	15,323

Employer contributions	—	—

Benefits paid	(1,901)	(1,697)

Fair value of plan assets, end of year—primarily listed stocks and U.S. bonds	100,072	88,467

Funded status of plan	11,994	(2,240)

Unrecognized transition asset	—	(28)

Unrecognized prior service cost	799	862

Unrecognized net (gain) loss	(10,589)	8,747

Net pension asset included in other assets	$2,204	$7,341

	1999	1998

	(in Thousands)

Net pension asset, beginning of year	$7,341	$11,776

Employer contributions	—	—

Net period pension cost	(5,137)	(4,435)

Net pension asset, end of year	$2,204	$7,341

Net pension cost for 1999, 1998 and 1997 included the following components:

	1999	1998	1997

	(in Thousands)

Service cost	$7,186	$5,959	$4,228

Interest cost	6,242	5,516	4,646

Amortization of prior service cost	63	63	63

Recognized net actuarial loss	—	377	83

Estimated return on plan assets	(8,326)	(7,036)	(5,635)

Amortization of unrecognized transitional asset	(28)	(444)	(444)

Net periodic pension cost	$5,137	$4,435	$2,941

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

      The weighted average discount rate was 7.75 percent for 1999, 7.00 percent for 1998 and 7.25 percent for 1997. The rate of increase in future compensation levels was six percent for 1999, 1998 and 1997. Both rates are used in determining the actuarial present value of the projected benefit obligation. The assumed long-term rate of return on plan assets was 9.50 percent in 1999, 1998 and 1997. Prior service cost is amortized on a straight-line basis.

      In 1997, the Company established benefit plans for certain key executives that provide additional retirement benefits not otherwise provided in the Company’s basic benefit plans. This plan had an unfunded projected benefit obligation of $3.7 million and $3.5 million and a net plan liability of $1.8 million and $1.1 million, that is reflected in accrued expenses and other liabilities, as of December 31, 1999 and 1998, respectively. Net periodic plan expense was $683,000, $567,000 and $511,000 in 1999, 1998 and 1997, respectively.

      The Company maintains an employee stock purchase plan to which contributions are made in amounts determined by the Board of Directors of the Company. Such contributions are invested in common stock of the Company that is purchased on the open market and are ordinarily distributed to employees upon their retirement or other termination of employment. Contributions to the plan are allocated to the accounts of the participants based upon their compensation, with right to such accounts vested after five years of employment. The Company contributed $650,000 in 1999, $2.7 million during 1998, and $3.1 million during 1997.

      The Company has a qualified employee benefit plan under section 401(k) of the Internal Revenue Code. Employees can contribute up to 15 percent of their salaries to the plan on a pretax basis subject to regulatory limits and the Company at its discretion can match up to 100 percent of 6 percent of the participants’ compensation. The Company’s contributions are based on predetermined income levels and totaled $3.8 million in 1999, $3.3 million in 1998, and $2.4 million in 1997. The administrative costs incurred by the plan are paid by the Company at no cost to the participants.

      The Company also has a monthly investment plan. Under the plan, employees may contribute monthly up to 10 percent of their salary and the Company contributes 30 cents for each dollar of the employees’ contributions toward the purchase of common stock of the Company. The common stock is purchased in the open market and brokerage fees and other incidental expenses are absorbed by the Company. Costs incurred by the Company under the plan were $2.6 million in 1999, $2.2 million in 1998, and $1.8 million in 1997 and are reflected in salaries, benefits and commissions expense.

(14)  Income Taxes

      For the years ended December 31, 1999, 1998 and 1997, income tax expense attributable to income from operations consists of:

	1999	1998	1997

	(in Thousands)

Current income tax expense:

Federal	$100,785	$86,011	$83,375

State	3,598	986	3,121

Total	104,383	86,997	86,496

Deferred income tax expense:

Federal	8,376	4,123	1,753

State	1,435	425	329

Total	9,811	4,548	2,082

Total income tax expense	$114,194	$91,545	$88,578

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

      During 1999, the Company made income tax payments of approximately $138.4 million and received cash income tax refunds amounting to approximately $2.6 million. For 1998 and 1997, income tax payments were approximately $64.2 million and $77.0 million, respectively. Cash income tax refunds amounted to approximately $2.6 million for 1998 and $2.0 million for 1997.

      Income tax expense attributable to income from operations differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

	1999		1998		1997

		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings

	(in Thousands)

Income tax expense at federal statutory rate	$115,934	35.0%	$95,349	35.0%	$89,169	35.0%

Increase (decrease) resulting from:

Tax-exempt interest and other income	(6,474)	(2.0)	(5,991)	(2.2)	(5,117)	(2.0)

State income tax expense net of federal income tax benefit	3,271	1.0	917	0.3	2,236	0.9

Other	1,463	0.5	1,270	0.5	2,290	0.9

Income tax expense	$114,194	34.5%	$91,545	33.6%	$88,578	34.8%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999, 1998 and 1997, are presented below:

	1999	1998	1997

	(in Thousands)

Deferred tax assets:

Allowance for loan losses	$54,482	$50,643	$45,001

Net unrealized losses on securities available for sale	55,756	—	—

Other deferred tax assets	8,723	5,023	4,584

Total assets	118,961	55,666	49,585

Deferred tax liabilities:

Premises and equipment	13,759	8,775	8,744

Lease financing	38,131	20,892	9,491

Core deposit and other acquired intangibles	7,134	9,076	10,919

Net unrealized gains on securities available for sale	—	6,410	413

Other deferred tax liabilities	5,431	8,362	7,475

Total liabilities	64,455	53,515	37,042

Net deferred tax asset	$54,506	$2,151	$12,543

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

(15)  Parent Company

      The condensed financial information for Compass Bancshares, Inc. (Parent Company Only) is presented as follows:

Balance Sheets

	December 31

	1999	1998

	(in Thousands)

Assets

Cash and due from banks	$1,287	$1,781

Investment securities	17,302	23,234

Reverse repurchase agreements with affiliates	87,584	116,106

Investment in subsidiaries	1,400,910	1,364,841

Other assets	9,408	7,182

Total assets	$1,516,491	$1,513,144

Liabilities and Shareholders’ Equity

Commercial paper	$83,622	$79,456

Accrued expenses and other liabilities	8,931	9,904

Junior subordinated debt payable to subsidiary trusts	103,093	103,093

Subordinated debentures and other borrowings	124,641	124,550

Total liabilities	320,287	317,003

Shareholders’ equity	1,196,204	1,196,141

Total liabilities and shareholders’ equity	$1,516,491	$1,513,144

Statements of Income

	Year Ended December 31

	1999	1998	1997

	(in Thousands)

Income:

Cash dividends from subsidiaries	$277,000	$74,593	$38,067

Interest on investments with affiliates	9,329	8,012	8,114

Other	2,852	3,184	3,710

Total income	289,181	85,789	49,891

Expense:

Interest on commercial paper and other borrowings	21,636	20,995	19,757

Other	6,309	4,314	3,306

Total expense	27,945	25,309	23,063

Income before income tax benefit and equity in undistributed earnings of subsidiaries	261,236	60,480	26,828

Applicable income tax benefit	(5,922)	(5,299)	(4,190)

	267,158	65,779	31,018

Equity in undistributed earnings (dividends in excess of earnings) of subsidiaries	(50,113)	115,101	135,224

Net income	$217,045	$180,880	$166,242

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

Statements of Cash Flows

	Year Ended December 31

	1999	1998	1997

	(in Thousands)

Operating Activities:

Net income	$217,045	$180,880	$166,242

Adjustments to reconcile net income to cash provided by operations:

Depreciation and amortization	2,689	2,027	1,203

Dividends in excess of earnings (equity in undistributed earnings)	50,113	(115,101)	(135,224)

Increase in other assets	(2,228)	(964)	(2,722)

Increase (decrease) in other liabilities	(973)	1,886	(10,349)

Net cash provided by operating activities	266,646	68,728	19,150

Investing Activities:

Proceeds from maturities/calls of investment securities	5,932	2,480	523

Net (increase) decrease in reverse repurchase agreements with affiliates	28,522	(25,309)	32,382

Capital contributions made to subsidiaries	(83,674)	(4,701)	(9,582)

Acquisition of banks	(85,831)	—	—

Advances to subsidiaries on notes receivable	(20,000)	—	(40,000)

Sales of premises and equipment	—	—	455

Net cash used by investing activities	(155,051)	(27,530)	(16,222)

Financing Activities:

Net increase (decrease) in commercial paper	4,166	27,046	(52,486)

Issuance of junior subordinated debentures	—	—	103,093

Cash paid in lieu of fractional shares	(52)	(22)	(56)

Retirement of preferred stock	(29,268)	—	—

Common and preferred dividends paid	(92,494)	(78,234)	(64,625)

Pre-merger transactions of pooled entities	—	2,558	6,658

Repayment of loans to finance stock options	2,785	5,121	2,598

Proceeds from exercise of stock options	2,774	3,155	2,247

Net cash used by financing activities	(112,089)	(40,376)	(2,571)

Net increase (decrease) in cash and due from banks	(494)	822	357

Cash and due from banks at beginning of the year	1,781	959	602

Cash and due from banks at end of the year	$1,287	$1,781	$959

(16)  Fair Value of Financial Instruments

      The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company or its subsidiaries, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

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

Trading account securities: Fair value of the Company’s trading account securities (including off-balance sheet instruments) are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments except in the case of certain options and swaps where pricing models are used.

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

Off-balance sheet instruments: Fair value of the Company’s off-balance sheet instruments (forwards, swaps, caps, floors and options written) are based on quoted market prices. The Company’s loan commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time, therefore, the estimated value of the Company’s loan commitments approximates carrying amount.

Deposit liabilities: The fair values of demand deposits are equal to the carrying value of such deposits. Demand deposits include noninterest bearing demand deposits, savings accounts, NOW accounts and money market demand accounts. Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits having an interest rate floor that has been reached. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

Short-term borrowings: The carrying value of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximates their carrying values.

FHLB and other borrowings: The fair value of the Company’s fixed rate borrowings, which includes the Company’s Capital Securities, are estimated using discounted cash flows, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate borrowings approximates their fair values.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

	At December 31, 1999		At December 31, 1998

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in Thousands)

Financial Instruments:

Assets:

Cash and due from banks	$684,540	$684,540	$831,533	$831,533

Investment securities	1,501,043	1,445,118	1,896,039	1,923,938

Investment securities available for sale	4,193,108	4,193,108	3,645,761	3,645,761

Trading account securities	50,705	50,705	127,671	127,671

Federal funds sold and securities purchased under agreements to resell	83,149	83,149	27,796	27,796

Loans, net of unearned income	10,788,931	10,679,886	10,106,003	10,142,684

Off-balance sheet instruments	4,835	(59,464)	3,800	6,112

Liabilities:

Noninterest bearing deposits	$2,655,732	$2,655,732	$2,551,958	$2,551,958

Interest bearing deposits	10,153,186	10,033,653	9,461,488	9,483,795

Federal funds purchased and securities sold under agreements to repurchase	1,326,987	1,326,987	1,736,066	1,736,066

Other short-term borrowings	170,745	170,745	159,404	159,404

FHLB and other borrowings	2,564,328	2,535,776	2,045,980	2,035,530

(17)  Segment Information

      The Company’s segment information is presented by line of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics, through various products and services. The segment results include certain overhead allocations and intercompany transactions. All intercompany transactions have been eliminated to determine the consolidated balances. The Company’s reportable operating segments are Corporate Banking, Community Banking, Retail Banking, Asset Management, and Treasury.

      The Corporate Banking segment is responsible for providing a full array of banking and investment services to business banking, commercial banking, and other institutional clients in each of the Company’s major metropolitan markets. The Corporate Banking segment also includes a National Industries unit that is responsible for serving larger national accounts, principally in targeted industries. In addition to traditional credit and deposit products, the Corporate Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, and interest rate protection and investment products.

      The Community Banking segment is responsible for serving the Company’s non-metropolitan markets and provides the same products and services offered by the Corporate Banking, Retail Banking, and Asset Management segments.

      The Retail Banking segment serves the Company’s consumer customers in each of its major metropolitan markets through an extensive banking office network and through the use of alternative delivery channels such as PC Banking, the internet, and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage and insurance. In addition, Retail Banking also serves the Company’s small business customers.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

      The Asset Management segment provides specialized investment portfolio management, traditional credit products, financial counseling, and customized services to the Company’s private clients and foundations as well as investment management and retirement services to companies and their employees. The Asset Management segment is also the discretionary investment manager of Expedition Funds, the Company’s family of proprietary mutual funds.

      The Treasury segment’s primary function is to manage the investment securities portfolio, certain residential real estate loans, public entity deposits, interest rate risk, and liquidity and funding positions of the Company.

      Corporate Support and Other includes activities that are not directly attributable to the reportable segments. Included in this category are the activities of the parent company and support functions, i.e., accounting, loan review, etc., along with the Company’s indirect automobile portfolio and the elimination of intercompany transactions.

      The following table presents the segment information for the Company’s segments as of and for the year ended December 31, 1999 and 1998. It is not practical to provide information for 1997.

For the Year ended December 31, 1999

(in Thousands)

						Corporate
	Corporate	Community	Retail	Asset		Support and
	Banking	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$196,736	$86,097	$188,771	$36,044	$79,786	$51,734	$639,168

Noninterest income	35,221	37,242	125,065	22,795	10,981	9,805	241,109

Noninterest expense	74,537	54,810	171,252	24,508	6,621	186,188	517,916

Segment net income (loss)	$157,420	$68,529	$142,584	$34,331	$84,146	$(124,649)	362,361

Provision for loan losses							31,122

Net income before income tax expense							331,239

Income tax expense							114,194

Net income							$217,045

Balance Sheet

Average assets	$5,203,513	$1,197,807	$1,129,385	$510,368	$7,823,520	$1,700,418	$17,565,011

Average loans	5,074,932	1,133,590	992,709	501,742	1,378,319	1,179,189	10,260,481

Average deposits	1,989,015	2,937,672	6,173,537	902,255	484,720	29,386	12,516,585

Period-end assets	$5,621,755	$1,277,741	$1,335,284	$580,562	$7,182,725	$2,152,685	$18,150,752

Period-end loans	5,504,454	1,213,562	1,168,163	571,763	1,258,949	1,072,040	10,788,931

Period-end deposits	2,286,455	2,991,167	6,163,044	925,021	397,509	45,722	12,808,918

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

For the Year ended December 31, 1998

(in Thousands)

						Corporate
	Corporate	Community	Retail	Asset		Support and
	Banking	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$170,084	$87,914	$189,305	$35,969	$59,206	$34,446	$576,924

Noninterest income	37,844	35,345	105,739	19,653	16,271	7,648	222,500

Noninterest expense	71,482	47,748	174,007	23,748	5,011	166,558	488,554

Segment net income (loss)	$136,446	$75,511	$121,037	$31,874	$70,466	$(124,464)	310,870

Provision for loan losses							38,445

Net income before income tax expense							272,425

Income tax expense							91,545

Net income							$180,880

Balance Sheet

Average assets	$4,449,621	$1,273,677	$1,655,111	$649,438	$6,206,925	$1,188,390	$15,423,162

Average loans	4,297,941	1,193,659	1,493,044	638,211	1,080,432	1,013,353	9,716,640

Average deposits	1,622,303	2,799,201	5,848,297	748,580	224,474	3,580	11,246,435

Period-end assets	$5,039,484	$1,361,751	$1,583,814	$708,207	$7,291,566	$1,304,086	$17,288,908

Period-end loans	4,859,571	1,276,720	1,446,469	699,151	887,623	936,469	10,106,003

Period-end deposits	1,875,319	2,921,615	5,869,638	939,143	393,334	14,397	12,013,446

      The financial information presented was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the businesses. The policies address the methodologies applied in connection with funds transfer pricing. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided) to assets and liabilities based on their maturity, prepayment, and/or repricing characteristics.

      The development and application of these methodologies is a dynamic process. Accordingly, financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The 1998 segment information has been revised to conform to the 1999 presentation, except for the securitization and transfer of loans from other segments to investment securities available for sale in the Treasury segment. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

(18)  Earnings Per Share

      Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997:

	Year Ended December 31

	1999	1998	1997

	(in Thousands Except Per Share Data)

BASIC EARNINGS PER SHARE:

Net income	$217,045	$180,880	$166,242

Less: Dividends on non-convertible and convertible preferred stock	2,119	2,996	3,067

Net income available to common shareholders	$214,926	$177,884	$163,175

Weighted average common shares outstanding	113,342	111,295	110,163

Basic earnings per share	$1.90	$1.60	$1.48

DILUTED EARNINGS PER SHARE:

Net income	$217,045	$180,880	$166,242

Less: Dividends on non-convertible preferred stock	2,119	2,782	2,782

Net income available to common shareholders and assumed conversions	$214,926	$178,098	$163,460

Weighted average common shares outstanding	113,342	111,295	110,163

Net effect of the assumed exercise of stock options and nonvested restricted stock- based on the treasury stock method using average market price for the year	1,099	1,197	1,236

Assumed conversion of preferred stock	—	1,254	1,689

Weighted average common shares outstanding used to calculate earnings per common share	114,441	113,746	113,088

Diluted earnings per share	$1.88	$1.57	$1.45

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

(19)  Comprehensive Income

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources.

      The following is a summary of the components of other comprehensive income:

	Year Ended December 31

	1999	1998	1997

	(in Thousands)

Other comprehensive income, before tax:

Unrealized holding gain (loss) on investment securities available for sale, net	$(163,386)	$19,901	$14,524

Reclassification adjustment for gains on investment securities available for sale	2,103	4,255	8,330

Other comprehensive income (loss), before income taxes	(165,489)	15,646	6,194

Income tax expense (benefit) related to other comprehensive income:

Unrealized holding gain (loss) on investment securities available for sale, net	(61,366)	7,640	5,092

Reclassification adjustment for gains on investment securities available for sale	800	1,572	3,078

Total income tax expense (benefit) related to other comprehensive income	(62,166)	6,068	2,014

Other comprehensive income(loss), after income taxes	$(103,323)	$9,578	$4,180

(20)  Supplemental Disclosure for Statement of Cash Flows

      The Company paid approximately $601 million, $556 million and $549 million in interest on deposits and other liabilities during 1999, 1998 and 1997, respectively. The following table presents the Company’s noncash investing and financing activities for the years ended December 31, 1999, 1998 and 1997.

	December 31

	1999	1998	1997

	(in Thousands)

Schedule of noncash investing and financing activities:

Transfers of loans to other real estate owned	$7,978	$7,324	$7,754

Loans to facilitate the sale of other real estate owned	1,096	574	974

Transfer of securities available for sale to investment securities	—	—	118,947

Assets retained in loan securitization	1,020,883	521,142	—

Loans to finance stock purchases	1,559	2,838	1,247

Change in unrealized gain (loss) on available-for-sale securities	(165,489)	14,860	6,115

Issuance of restricted stock	596	3,122	2,706

Conversion of preferred stock	—	3,000	—

Purchase business combinations:

Assets acquired	$143,885		$3,445

Liabilities assumed	284,675		25,661

Cash paid (received)	(140,790)		(22,216)

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 1999, 1998 and 1997

(21)  Quarterly Results (Unaudited)

      A summary of the unaudited results of operations for each quarter of 1999 and 1998 follows:

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter

	(in Thousands Except Per Share Data)

1999

Total interest income	$297,178		$306,074		$316,506		$327,813

Total interest expense	143,759		147,650		153,760		163,234

Net interest income	153,419		158,424		162,746		164,579

Provision for loan losses	6,435		8,389		7,984		8,314

Net interest income after provision for loan losses	146,984		150,035		154,762		156,265

Total noninterest income	57,280		58,284		59,120		66,425

Total noninterest expense	123,420		126,154		130,843		137,499

Income tax expense	27,845		28,469		28,018		29,862

Net income	52,999		53,696		55,021		55,329

Net income available to common shareholders	51,786		53,357		54,681		55,102

Per common share:

Basic earnings	0.46		0.47		0.48		0.49

Diluted earnings	0.45		0.47		0.48		0.48

Cash Dividends	0.20		0.20		0.20		0.20

Stock price range:

High	26		30	1/2	30	1/8	28	1/8

Low	23		23	5/8	24	7/8	20	3/4

Close	23		27	1/4	25		22	3/8
1998

Total interest income	$269,552		$277,361		$289,339		$295,829

Total interest expense	132,156		135,673		142,343		144,985

Net interest income	137,396		141,688		146,996		150,844

Provision for loan losses	8,064		8,531		8,532		13,318

Net interest income after provision for loan losses	129,332		133,157		138,464		137,526

Total noninterest income	53,979		56,268		55,927		56,326

Total noninterest expense	114,335		117,572		121,620		135,027

Income tax expense	23,371		24,314		24,389		19,471

Net income	45,605		47,539		48,382		39,354

Net income available to common shareholders	44,909		46,844		47,686		38,659

Per share:

Basic earnings	0.41		0.42		0.43		0.34

Diluted earnings	0.39		0.42		0.42		0.34

Cash dividends	0.175		0.175		0.175		0.175

Stock price range:

High	35	1/2	33	1/4	31	5/8	26	1/4

Low	27	5/8	28		22		19	1/4

Close	33	1/2	30	1/8	22		25	3/8

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this item is incorporated by reference from the sections entitled “Election of Directors” and “Executive Compensation and Other Information” in the Proxy Statement for the Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission.

ITEM 11 — EXECUTIVE COMPENSATION

      Information required by this item is incorporated by reference from the section entitled “Executive Compensation and Other Information” in the Proxy Statement for the Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission; provided, however, that such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Securities and Exchange Commission Regulation S-K.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item is incorporated by reference from the sections entitled “Holdings of Voting Securities” and “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is incorporated by reference from the section entitled “Certain Transactions” in the Proxy Statement for the Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Index of documents filed as part of this report:

Compass Bancshares, Inc. and Subsidiaries
Financial Statements

(b)  Reports on Form 8-K

      None

(c)  Exhibits

Page

(3) Articles of Incorporation and By-Laws of Compass Bancshares, Inc.
(a) Restated Certificate of Incorporation of Compass Bancshares, Inc., dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to the December 31, 1997 Form 10-K filed with the Commission)
(b) Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)
(c) Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)
(d) Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to the Company’s Registration Statement on Form S-4, Registration No. 33-55899 filed with the Commission)
(e) Certificate of Amendment, dated November 8, 1993 to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to the Company’s Registration Statement on Form S-4, Registration No. 33-51919 filed with the Commission)
(f) Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to the December 31, 1997 Form 10-K filed with the Commission)
(10) Material Contracts
(a) Compass Bancshares, Inc., 1982 Long Term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form S-8 filed June 15, 1983, with the Commission)
(b) Compass Bancshares, Inc., 1989 Long Term Incentive Plan (incorporated by reference to Exhibit 28 to the Company’s Registration Statement on Form S-8 filed February 21, 1991, with the Commission)
(c) Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to the Company’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)
(d) Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)
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

Page

(g) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(f) to the December 31, 1994 Form 10-K filed with the Commission)
(h) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to the December 31, 1994 Form 10-K filed with the Commission)
(i) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to the Company’s Registration Statement on Form S-8, Registration No. 333-15373, filed November 1, 1996, with the Commission)
(j) Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, date as of May 1, 1997
(k) Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997
(l) Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996

(12) Statement Re: Computation of Ratios	72 & 73

(21) Subsidiaries of the Registrant	73
(23) Consents of experts and counsel
(27) Financial Data Schedule (filed electronically only)

      Certain financial statement schedules and exhibits have been omitted because they are not applicable.

Exhibit 12 — Statement Re: Computation of Ratios

Compass Bancshares, Inc.
Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

	Year Ended December 31

	1999	1998	1997

	(in Thousands)

Pretax income	$331,239	$272,425	$254,820

Add fixed charges:

Interest on deposits	414,794	396,707	390,515

Interest on borrowings	193,609	158,450	125,898

Portion of rental expense representing interest expense	6,547	5,891	5,291

Total fixed charges	614,950	561,048	521,704

Income before fixed charges	$946,189	$833,473	$776,524

Total fixed charges	$614,950	$561,048	$521,704

Preferred stock dividends	2,119	2,996	3,067

Tax effect of preferred stock dividends	1,115	1,516	1,634

Combined fixed charges and preferred stock dividends	$618,184	$565,560	$526,405

Pretax income	$331,239	$272,425	$254,820

Add fixed charges (excluding interest on deposits):

Interest on borrowings	193,609	158,450	125,898

Portion of rental expense representing interest expense	6,547	5,891	5,291

Total fixed charges	200,156	164,341	131,189

Income before fixed charges (excluding interest on deposits)	$531,395	$436,766	$386,009

Total fixed charges	$200,156	$164,341	$131,189

Preferred stock dividends	2,119	2,996	3,067

Tax effect of preferred stock dividends	1,115	1,516	1,634

Combined fixed charges and preferred stock dividends	$203,390	$168,853	$135,890

Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends:

Including interest on deposits	1.53x	1.47x	1.48x

Excluding interest on deposits	2.61x	2.59x	2.84x

Exhibit 12 — Statement Re: Computation of Ratios—(Continued)

Compass Bancshares, Inc.
Computation of Ratio of Earnings to Fixed Charges

	Year Ended December 31

	1999	1998	1997

	(in Thousands)

Pretax income	$331,239	$272,425	$254,820

Add fixed charges:

Interest on deposits	414,794	396,707	390,515

Interest on borrowings	193,609	158,450	125,898

Portion of rental expense representing interest expense	6,547	5,891	5,291

Total fixed charges	614,950	561,048	521,704

Income before fixed charges	$946,189	$833,473	$776,524

Pretax income	$331,239	$272,425	$254,820

Add fixed charges (excluding interest on deposits):

Interest on borrowings	193,609	158,450	125,898

Portion of rental expense representing interest expense	6,547	5,891	5,291

Total fixed charges	200,156	164,341	131,189

Income before fixed charges (excluding interest on deposits)	$531,395	$436,766	$386,009

Ratio of Earnings to Fixed Charges:

Including interest on deposits	1.54x	1.49x	1.49x

Excluding interest on deposits	2.65x	2.66x	2.94x

Exhibit 21 — Subsidiaries of the Registrant

State or Other Jurisdiction
Subsidiaries	of Incorporation

Compass Bank	Alabama

Central Bank of the South	Alabama

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS BANCSHARES, INC.

Date: February 18, 2000	By /s/ D. Paul Jones, Jr. D. Paul Jones, Jr. Chairman and Chief Executive Officer

Date: February 18, 2000	By /s/ Garrett R. Hegel Garrett R. Hegel Chief Financial Officer

Date: February 18, 2000	By /s/ Timothy L. Journy Timothy L. Journy Chief Accounting Officer

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

Directors	Date

/s/ Charles W. Daniel Charles W. Daniel	February 18, 2000
/s/ W. Eugene Davenport W. Eugene Davenport	February 18, 2000
/s/ Marshall Durbin, Jr. Marshall Durbin, Jr.	February 18, 2000
/s/ Tranum Fitzpatrick Tranum Fitzpatrick	February 18, 2000
/s/ Carl J. Gessler, Jr. Carl J. Gessler, Jr.	February 18, 2000
/s/ D. Paul Jones, Jr. D. Paul Jones, Jr.	February 18, 2000
/s/ John S. Stein John S. Stein	February 18, 2000
/s/ Robert J. Wright Robert J. Wright	February 18, 2000

Exhibit Index

Page

(3)	Articles of Incorporation and By-Laws of Compass Bancshares, Inc.
	(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to the December 31, 1997 Form 10-K filed with the Commission)
	(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)
	(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)
	(d)	Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to the Company’s Registration Statement on Form S-4, Registration No. 33-55899 filed with the Commission)
	(e)	Certificate of Amendment, dated November 8, 1993 to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to the Company’s Registration Statement on Form S-4, Registration No. 33-51919 filed with the Commission)
	(f)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to the December 31, 1997 Form 10-K filed with the Commission)
(10)	Material Contracts
	(a)	Compass Bancshares, Inc., 1982 Long Term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form S-8 filed June 15, 1983, with the Commission)
	(b)	Compass Bancshares, Inc., 1989 Long Term Incentive Plan (incorporated by reference to Exhibit 28 to the Company’s Registration Statement on Form S-8 filed February 21, 1991, with the Commission)
	(c)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to the Company’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)
	(d)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)
	(e)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(d) to the December 31, 1994 Form 10-K filed with the Commission)
	(f)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Jerry W. Powell (incorporated by reference to Exhibit 10(e) to the December 31, 1994 Form 10-K filed with the Commission)
	(g)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(f) to the December 31, 1994 Form 10-K filed with the Commission)

Page

	(h)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to the December 31, 1994 Form 10-K filed with the Commission)
	(i)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to the Company’s Registration Statement on Form S-8, Registration No. 333-15373, filed November 1, 1996, with the Commission)
	(j)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, date as of May 1, 1997
	(k)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997
	(l)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996

(12)	Statement Re: Computation of Ratios		72 & 73

(21)	Subsidiaries of the Registrant		73
(23)	Consents of experts and counsel
(27)	Financial Data Schedule (filed electronically only)

      Certain financial statement schedules and exhibits have been omitted because they are not applicable.