Form 10-Q
period 2000-03-31
COMPASS BANCSHARES INC
filed 2000-05-15
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2000	Commission File No. 0-6032

[COMPASS BANCSHARES, INC. LOGO]

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)

15 South 20th Street
Birmingham, Alabama 35233
(Address of principal executive offices)

(205) 933-3000
(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

None	None

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

Yes    [X]   No    [  ]

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2000

Common Stock, $2 Par Value	120,646,534

The number of pages of this report is 21.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	March 31, 2000	December 31, 1999

Assets

Cash and due from banks	$701,282	$700,146

Federal funds sold and securities purchased under agreements to resell	68,672	118,937

Trading account securities	38,416	50,705

Investment securities available for sale	4,483,052	4,218,435

Investment securities (fair value of $1,470,190 and $1,501,320 for 2000 and 1999, respectively)	1,532,829	1,560,379

Loans	10,771,904	10,936,609

Allowance for loan losses	(146,100)	(145,890)

Net loans	10,625,804	10,790,719

Premises and equipment, net	413,799	405,321

Other assets	602,924	600,880

Total assets	$18,466,778	$18,445,522

Liabilities and Shareholders’ Equity

Deposits:

Noninterest bearing	$2,859,229	$2,711,598

Interest bearing	10,621,494	10,338,001

Total deposits	13,480,723	13,049,599

Federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	1,166,196	1,515,122

Long-term debt:

FHLB and other borrowings	2,365,173	2,465,127

Guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	100,000	100,000

Accrued expenses and other liabilities	103,588	86,449

Total liabilities	17,215,680	17,216,297

Shareholders’ equity:

Preferred stock	—	—

Common stock of $2 par value:

Authorized—200,000,000 shares; Issued—117,221,272 shares in 2000 and 117,042,020 shares in 1999	234,443	234,084

Surplus	140,546	138,493

Loans to finance stock purchases	(1,820)	(1,715)

Unearned restricted stock	(3,527)	(2,746)

Accumulated other comprehensive loss	(102,730)	(93,198)

Retained earnings	984,186	954,307

Total shareholders’ equity	1,251,098	1,229,225

Total liabilities and shareholders’ equity	$18,466,778	$18,445,522

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31

	2000	1999

Interest income:

Interest and fees on loans	$235,502	$204,679

Interest on investment securities available for sale	71,263	64,076

Interest on investment securities	26,186	31,680

Interest on federal funds sold, securities purchased under agreements to resell and other earning assets	1,794	2,074

Total interest income	334,745	302,509

Interest expense:

Interest on deposits	113,183	99,954

Interest on federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	20,593	18,789

Interest on FHLB borrowings and other long-term debt	36,905	26,958

Total interest expense	170,681	145,701

Net interest income	164,064	156,808
Provision for loan losses	9,623	6,555

Net interest income after provision for loan losses	154,441	150,253

Noninterest income:

Service charges on deposit accounts	28,738	22,171

Credit card service charges and fees	5,955	3,903

Retail investment sales	5,335	5,222

Asset management fees	4,733	4,695

Trading account profits and commissions	2,179	3,610

Investment securities gains, net	—	2,063

Other	18,987	16,100

Total noninterest income	65,927	57,764

Noninterest expense:

Salaries, benefits and commissions	70,549	67,501

Equipment expense	11,429	10,070

Net occupancy expense	10,457	9,502

Professional services	8,057	8,195

Merger and integration	2,702	1,508

Other	31,582	28,003

Total noninterest expense	134,776	124,779

Net income before income tax expense	85,592	83,238

Income tax expense	29,470	27,859

Net income	$56,122	$55,379

Basic earnings per share	$0.48	$0.46

Basic weighted average shares outstanding	116,905	116,562

Diluted earnings per share	$0.48	$0.46

Diluted weighted average shares outstanding	117,450	117,506

Dividends per share	$0.22	$0.20

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31

	2000	1999

Operating Activities:

Net income	$56,122	$55,379

Adjustments to reconcile net income to cash provided by operations:

Depreciation and amortization	16,112	13,208

Accretion of discount and loan fees	(2,811)	(3,362)

Provision for loan losses	9,623	6,555

Net change in trading account securities	12,289	58,061

Gain on sale of securities available for sale	—	(2,063)

Loss on sale/writeoff of premises and equipment	473	40

Gain on sale of other real estate owned	(808)	(168)

Increase in other assets	(4,227)	(10,985)

Increase in other payables	22,921	4,327

Net cash provided by operating activities	109,694	120,992

Investing Activities:

Proceeds from maturities of investment securities	35,734	166,954

Purchases of investment securities	(7,924)	—

Proceeds from sales of securities available for sale	13,221	291,541

Proceeds from maturities of securities available for sale	178,628	318,703

Purchases of securities available for sale	(2,660)	(520,737)

Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	50,265	(6,464)

Net increase in loan portfolio	(319,097)	(216,846)

Purchases of premises and equipment	(16,282)	(13,249)

Proceeds from sales of other real estate owned	2,775	1,698

Net cash provided (used) by investing activities	(65,340)	21,600

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31

	2000	1999

Financing Activities:

Net increase in demand deposits, NOW accounts and savings accounts	116,312	211,704

Net increase (decrease) in time deposits	314,812	(87,853)

Net decrease in federal funds purchased and securities sold under agreements to repurchase	(400,888)	(238,540)

Net increase (decrease) in short-term borrowings	51,962	(352)

Repayment of FHLB advances and other borrowings	(100,037)	(10,063)

Redemption of Preferred Stock	—	(17,768)

Common and preferred dividends paid	(26,227)	(23,096)

Repayment of loans to finance stock purchases	414	925

Proceeds from exercise of stock options	434	389

Net cash used by financing activities	(43,218)	(164,654)

Net increase (decrease) in cash and due from banks	1,136	(22,062)

Cash and due from banks at beginning of period	700,146	845,959

Cash and due from banks at end of period	$701,282	$823,897

Schedule of noncash investing and financing activities:

Transfers of loans to other real estate owned	$7,421	$2,499

Loans to facilitate the sale of other real estate owned	2,495	287

Assets retained in loan securitization	469,463	516,997

Loans to finance stock purchases	519	577

Change in unrealized gain (loss) on available-for-sale securities	(15,314)	(17,053)

Issuance of restricted stock, net of cancellations	1,443	1,640

Purchases of securities, not yet settled	—	125,799

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31

	2000	1999

Net income	$56,122	$55,379

Other comprehensive income (loss), before tax:

Unrealized holding loss on securities available for sale, net	(15,314)	(14,990)

Less reclassification adjustment for gains on securities available for sale	—	2,063

Total other comprehensive loss, before tax	(15,314)	(17,053)

Income tax expense (benefit) related to other comprehensive income:

Unrealized holding loss on securities available for sale, net	(5,782)	(5,643)

Less reclassification adjustment for gains on securities available for sale	—	775

Total income tax benefit related to other comprehensive loss	(5,782)	(6,418)

Total other comprehensive loss, net of tax	(9,532)	(10,635)

Total comprehensive income	$46,590	$44,744

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 — General

      The consolidated financial statements of Compass Bancshares, Inc. (the “Company”) in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations of interim periods are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2 — Business Combinations

      On January 13, 2000, the Company completed the merger with Western Bancshares, Inc. in Albuquerque, New Mexico, with assets in excess of $300 million. The transaction was accounted for under the pooling-of-interests method of accounting. All prior information has been restated.

NOTE 3 – Transactions Pending

      On April 3, 2000, the Company completed the merger with MegaBank Financial Corporation (“MegaBank”) in Denver, Colorado, with assets in excess of $300 million. The transaction will be accounted for under the pooling-of-interests method of accounting.

      On April 18, 2000, the Company announced it signed a definitive agreement to acquire Founders Bank of Arizona in Phoenix. Founders has assets of approximately $400 million. Under the terms of the definitive agreement, the Company will acquire Founders in a cash transaction. The transaction is subject to regulatory approvals. The purchase is expected to close in the third quarter of 2000.

      During March, 2000, the Company entered into a sales agreement for three East Texas branches with deposits in excess of $100 million. The transaction is subject to regulatory approvals. The sale is expected to be completed in the second quarter of 2000.

NOTE 4 — Capital Securities

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

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

Capital Securities of Pending Merger

      In February 1998, MB Capital I, a special-purpose wholly-owned Delaware trust subsidiary of MegaBank, completed an offering of 1,200,000 shares (issue price of $10 per share) totaling $12.0 million of fixed-rate 8.75%Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by MegaBank. MB Capital I invested the total proceeds it received in 8.75% Junior Subordinated Deferrable Interest Debentures (Debentures) issued by MegaBank. Interest paid on the Debentures will be distributed to the holders of the Preferred Securities. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of MegaBank.

      The distribution rate payable on the Preferred Securities is cumulative and payable quarterly in arrears. MegaBank has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Preferred Securities are subject to mandatory redemption upon repayment of the Debentures. The Debentures mature on February 9, 2028, which may be shortened to not earlier than February 9, 2003, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of MB Capital I, the Debentures or the Preferred Securities. MegaBank has the right to terminate MB Capital I and cause the Debentures to be distributed to the holders of the Capital Securities in liquidation of such trust.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 5 — Earnings Per Share

	Three Months Ended
	March 31

	2000	1999

	(In Thousands Except Per Share Data)
	(Unaudited)

BASIC EARNINGS PER SHARE:

Net income	$56,122	$55,379

Less: Dividends on non-convertible and convertible preferred stock and redemption premium	—	1,213

Net income available to common shareholders	$56,122	$54,166

Weighted average shares outstanding	116,905	116,562

Basic earnings per share	$0.48	$0.46

DILUTED EARNINGS PER SHARE:

Net income	$56,122	$55,379

Less: Dividends on non-convertible preferred stock and redemption premium	—	1,213

Net income available to common shareholders and assumed conversions	$56,122	$54,166

Weighted average shares outstanding	116,905	116,562

Net effect of the assumed exercise of nonvested restricted stock and stock options — based on the treasury stock method using average market price for the period	545	944

Total weighted average shares and common stock equivalents outstanding	117,450	117,506

Diluted earnings per share	$0.48	$0.46

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 6 – Segment Information

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

      The Treasury segment’s primary function is to manage the investment securities portfolio, certain residential real estate loans, public entity deposits, and liquidity and funding positions of the Company.

      Corporate Support and Other includes activities that are not directly attributable to the reportable segments. Included in this category are the activities of the parent company and support functions, i.e., accounting, loan review, etc., along with the Company’s indirect automobile portfolio and the elimination of intercompany transactions.

      The following tables present the segment information for the Company’s segments as of and for the periods ended March 31, 2000 and 1999. There have been changes to the structure of the reportable segments; the corresponding information for earlier periods has been restated.

For the Three Months ended March 31, 2000
(in Thousands)
						Corporate
	Corporate	Community	Retail	Asset		Support and
	Banking	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$53,453	$22,525	$55,169	$9,726	$18,115	$5,076	$164,064

Noninterest income	8,698	9,596	37,096	5,993	3,025	1,519	65,927

Noninterest expense	18,869	13,338	47,829	7,086	1,271	46,383	134,776

Segment net income	42,282	18,783	44,436	8,633	19,869	(39,788)	95,215

Provision for loan losses							9,623

Net income before income tax expense							85,592

Income tax expense							29,470

Net income							$56,122

Balance Sheet

Average assets	$5,567,045	$1,298,232	$1,614,083	$602,070	$7,190,086	$2,135,285	$18,406,801

Average loans	5,454,108	1,246,660	1,444,222	592,546	1,108,546	1,090,198	10,936,280

Average deposits	2,292,335	2,984,588	6,406,051	892,206	417,286	46,153	13,038,619

Period-end assets	$5,725,526	$1,335,985	$1,526,556	$589,066	$7,155,962	$2,133,683	$18,466,778

Period-end loans	5,612,491	1,284,637	1,382,458	580,164	805,178	1,106,976	10,771,904

Period-end deposits	2,525,746	3,017,745	6,520,133	925,946	447,537	43,616	13,480,723

For the Three Months ended March 31, 1999
(in Thousands)
						Corporate
	Corporate	Community	Retail	Asset		Support and
	Banking	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$45,976	$20,388	$45,301	$8,535	$26,056	$10,552	$156,808

Noninterest income	9,867	8,882	28,694	5,665	4,040	616	57,764

Noninterest expense	18,472	13,884	41,380	6,215	1,084	43,744	124,779

Segment net income	37,371	15,386	32,615	7,985	29,012	(32,576)	89,793

Provision for loan losses							6,555

Net income before income tax expense							83,238

Income tax expense							27,859

Net income							$55,379

Balance Sheet

Average assets	$4,754,131	$1,207,146	$1,277,401	$501,279	$7,935,773	$1,592,271	$17,268,001

Average loans	4,612,648	1,108,814	1,130,723	492,616	1,343,634	1,249,885	9,938,320

Average deposits	1,847,740	2,917,817	6,139,941	866,416	404,572	10,183	12,186,669

Period-end assets	$4,802,413	$1,219,648	$1,270,292	$466,059	$8,170,589	$1,648,943	$17,577,944

Period-end loans	4,671,796	1,077,939	1,138,195	458,539	1,298,070	1,290,459	9,934,998

Period-end deposits	1,936,677	2,942,138	6,246,712	890,857	344,939	12,377	12,373,700

MANAGEMENT’S DISCUSSION AND ANALYSIS
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

Overview

      Net income for the quarter ended March 31, 2000, increased to $56.1 million while diluted earnings per share increased four percent to $0.48 per share. Net interest income increased five percent to $164.1 million from the first quarter of 1999. Noninterest income increased 14 percent to $65.9 million while noninterest expense increased 8 percent to $134.8 million.

Net Interest Income

      Net interest income for the quarter ended March 31, 2000, increased $7.3 million over the first quarter of 1999 to $164.1 million with interest income and interest expense increasing $32.2 million and $25.0 million, respectively. The increase in interest income was primarily due to an increase in average earning assets of $1.1 billion, or seven percent, and a 20 basis point increase in the average yield on earning assets from 7.73 percent to 7.93 percent. Average loans, excluding the impact of branch and bank purchases and securitizations, grew 18 percent from the first quarter of 1999. On a reported basis, average loans increased 10 percent from the first quarter of 1999. The average balance of investment securities available for sale increased 13 percent, or $497.3 million, due principally to retained securitized loans. The 17 percent increase in interest expense during the quarter was a result of a $931.1 million increase in average interest bearing liabilities, primarily savings accounts and FHLB and other borrowings, and a 38 basis point increase in the rate paid on interest bearing liabilities.

      Net interest margin, stated as a percentage, is the yield on average earning assets obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. For the first quarter of 2000, the net interest margin, on a tax-equivalent basis, was 3.90 percent compared to 4.02 percent for the same period in 1999. This decrease resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously.

During the first quarter of 2000, the Company’s net interest margin was not significantly impacted by the Company’s use of interest rate contracts. The first quarter of 1999 was positively impacted by the Company’s use of interest rate contracts, increasing net interest income by 11 basis points, or $4.5 million.

      The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three month period ended March 31, 2000, as compared to March 31, 1999 (in thousands):

	Three Months Ended
	March 31, 2000

	Change
	1999	Attributed to
	to
	2000	Volume	Rate	Mix

Interest income:

Loans	$30,757	$20,565	$9,262	$930

Investment securities	(5,582)	(5,823)	294	(53)

Investment securities available for sale	7,377	8,142	(679)	(86)

Trading account securities	(520)	(660)	274	(134)

Fed funds and resale agreements	236	99	121	16

Increase in interest income	$32,268	$22,323	$9,272	$673

Interest expense:

Deposits	$13,229	$6,354	$6,397	$478

Fed funds purchased and repos	(636)	(3,545)	3,670	(761)

Other short-term borrowings	2,440	1,643	404	393

FHLB and other borrowings*	9,947	6,657	2,638	652

Increase in interest expense	$24,980	$11,109	$13,109	$762

*	Includes Capital Securities.

Noninterest Income and Noninterest Expense

      During the first quarter of 2000, noninterest income increased $8.2 million, or 14 percent, to $65.9 million, due primarily to a $6.6 million increase in service charges on deposit accounts, a $2.1 million increase in credit card service charges and fees and a $2.9 million increase in other noninterest income. These increases were partially offset by a $1.4 million decrease in trading account profits and commissions and a $2.1 million decrease in securities gains. The increase in service charges on deposit accounts was primarily due to the increase in deposits, the increase in service charges and fees on credit cards was partially due to increased interchange income and the increase in other noninterest income was due in large part to increased other miscellaneous fees.

      Noninterest expense increased $10.0 million, or 8 percent, during the first quarter, primarily due to a 5 percent increase in salaries, benefits and commissions expense, a 14 percent increase in equipment expense, and a 13 percent increase in other noninterest expense. These increases are due in large part to the Company’s branch acquisition in April 1999, Hartland Bank acquisition in October 1999, increased computer equipment depreciation and software amortization, and normal internal growth.

Income Taxes

      Income tax expense increased by $1.6 million, or six percent, during the first three months of 2000 compared to the same period in 1999 as pretax income increased three percent. The effective tax rate for the first three months of 2000 was 34.4 percent, compared to 33.5 percent for the same period in 1999.

Provision and Allowance for Loan Losses

      The provision for loan losses for the three months ended March 31, 2000, increased $3.1 million from the same period in 1999. Net loan charge-offs expressed as an annualized percentage of average loans for the first three months of 2000 were 0.35 percent, up from 0.26 percent for the first three months of 1999. Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss allowance. The allowance for loan losses at March 31, 2000, was $146.1 million. The ratio of the allowance for loan losses to loans outstanding was 1.36 percent at March 31, 2000, up from 1.33 percent at December 31, 1999.

Nonperforming Assets and Past Due Loans

      Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $81.3 million at March 31, 2000, a slight decrease from December 31, 1999, as nonaccrual loans decreased $3.8 million, or five percent and other real estate increased $3.2 million. At March 31, 2000, the allowance for loan losses as a percentage of nonperforming loans was 206 percent, up from 195 percent at December 31, 1999. The allowance for loan losses as a percentage of nonperforming assets also increased slightly from 178 percent at December 31, 1999, to 180 percent at March 31, 2000.

      Nonperforming assets as a percentage of total loans and other real estate owned remained unchanged at 0.75 percent at March 31, 2000 and December 31, 1999. The amount recorded in other repossessed assets at March 31, 2000, was $1.5 million, down 13 percent from $1.7 million at December 31, 1999. Loans past due ninety days or more but still accruing interest increased seven percent from $13.3 million at December 31, 1999, to $14.2 million at March 31, 2000. The increase in the level of loans past due ninety days or more was concentrated in the commercial portfolio.

      The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company’s credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

Financial Condition

Overview

      Total assets at March 31, 2000, were $18.5 billion, relatively unchanged from December 31, 1999. During the quarter, the Company completed the merger with Western Bancshares, Inc. in Albuquerque, New Mexico, with assets in excess of $300 million. The transaction was accounted for under the pooling-of-interests method of accounting. All prior information has been restated.

Assets and Funding

      At March 31, 2000, earning assets totaled $16.9 billion, unchanged from December 31, 1999. The mix of earning assets shifted moderately toward investment securities with total investment securities comprising 36 percent of total earning assets at March 31, 2000, up from 34 percent at December 31, 1999. This increase was primarily due to assets retained in a mortgage loan securitization completed in the first quarter of 2000, totaling approximately $470 million. Increases in noninterest and interest bearing deposits were partially offset by decreases in short-term borrowings. At March 31, 2000, deposits accounted for 79 percent of the Company’s funding, up from 76 percent at year-end.

Liquidity and Capital Resources

      Net cash provided by operating activities totaled $110 million for the three months ended March 31, 2000. Net cash used by investing activities of $65 million consisted primarily of a $319 million increase in loans outstanding offset by proceeds from maturities of investment securities of $36 million, and proceeds from maturities of securities available for sale of $179 million. Net cash used by financing activities of $43 million consisted of a $431 million increase in deposits reduced by a $401 million decrease in federal funds purchased and securities sold under agreements to repurchase, by a decrease in FHLB and other borrowings of $100 million, and the payment of $26 million in common stock dividends.

      Total shareholders’ equity at March 31, 2000, was 6.77 percent of total assets compared to 6.66 percent at December 31, 1999 due to a $30 million increase in retained earnings, partially offset by a $10 million increase in accumulated other comprehensive loss. The leverage ratio, defined as period-end common equity and the Capital Securities adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 6.68 percent at March 31, 2000 and 6.52 percent at December 31, 1999. Similarly, the Company’s tangible leverage ratio, defined as period-end common equity and the Capital Securities adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, was 6.61 percent at March 31, 2000 compared to 6.45 percent at December 31, 1999.

      Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of March 31, 2000, exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at March 31, 2000, were 8.34 percent and 11.78 percent, respectively, compared to 8.19 percent and 11.65 percent at December 31, 1999. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31

	2000	1999

Allowance for Loan Losses

Balance at beginning of period	$145,890	$139,423

Add: Provision charged to earnings	9,623	6,555

Deduct: Loans charged off	11,894	9,110

Loan recoveries	(2,481)	(2,813)

Net charge-offs	9,413	6,297

Balance at end of period	$146,100	$139,681

Net charge-offs as a percentage of average loans (annualized)	0.35%	0.26%

Recoveries as a percentage of charge-offs	20.86%	30.88%

	March 31,	December 31,
	2000	1999

Nonperforming Assets

Nonaccrual loans	$70,787	$74,605

Renegotiated loans	102	239

Total nonperforming loans	70,889	74,844

Other real estate	10,429	7,250

Total nonperforming assets	$81,318	$82,094

Accruing loans ninety days or more past due	$14,236	$13,325

Other repossessed assets	1,457	1,678

Allowance for loan losses	146,100	145,890

Allowance as a percentage of loans	1.36%	1.33%

Total nonperforming loans as a percentage of loans	0.66%	0.68%

Total nonperforming assets as a percentage of loans and ORE	0.75%	0.75%

Accruing loans ninety days or more past due as a percentage of loans	0.13%	0.12%

Allowance for loan losses as a percentage of nonperforming loans	206.10%	194.93%

Allowance for loan losses as a percentage of nonperforming assets	179.67%	177.71%

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
(In thousands)
(Unaudited)

      The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described on pages 17 through 19 of its December 31, 1999 Form 10-K. Net interest income sensitivities over a one-year time horizon as of March 31, 2000 and December 31, 1999 are shown below.

		Percentage Increase
		(Decrease) in Interest
		Income/Expense Given
	Principal/Notional	Immediate and
	Amount of Earning	Sustained Parallel
	Assets, Interest
	Bearing Liabilities	Down 100	Up 100
	And Swaps	Basis Points	Basis Points

March 31, 2000:

Assets which reprice in:

One year or less	$6,302,701	(7.80%)	7.72%

Over one year	10,592,172	(1.82)	1.78

	$16,894,873	(4.22)	4.17

Liabilities which reprice in:

One year or less	$10,545,113	(14.99)	14.69

Over one year	3,707,750	(4.56)	4.66

	$14,252,863	(11.61)	11.44

Total net interest income sensitivity		3.81	(3.74)

December 31, 1999:

Assets which reprice in:

One year or less	$6,628,301	(7.66%)	7.73%

Over one year	10,256,764	(1.74)	1.70

	$16,885,065	(4.19)	4.19

Liabilities which reprice in:

One year or less	$10,816,883	(14.75)	16.35

Over one year	3,601,367	(3.22)	3.85

	$14,418,250	(11.10)	12.39

Total net interest income sensitivity		2.92	(4.25)

      As shown in the table above, from December 31, 1999 to March 31, 2000 net interest income sensitivity improved in both the down-rate and up-rate scenarios. Sensitivity improved in the up-rate scenario both because of a shift in the funding mix away from wholesale funds to deposits and because of an extension in the maturity of time deposits. Sensitivity improved in the down-rate scenario due to a change in the callability of FHLB advances as a result of changes in market interest rates.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

      During the ordinary course of business, the Company is subject to legal proceedings which involve claims for substantial monetary relief. However, based upon the advice of legal counsel, management is of the opinion that any legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

	(3)	Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

		(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to the December 31, 1997 Form 10-K filed with the Commission)

		(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

		(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

		(d)	Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to the Company’s Registration Statement on Form S-4, Registration No. 33-55899 filed with the Commission)

		(e)	Certificate of Amendment, dated November 8, 1993 to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to the Company’s Registration Statement on Form S-4, Registration No. 33-51919 filed with the Commission)

		(f)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to the December 31, 1997 Form 10-K filed with the Commission)

	(10)	Material Contracts

		(a)	Compass Bancshares, Inc., 1982 Long Term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form S-8 filed June 15, 1983, with the Commission)

		(b)	Compass Bancshares, Inc., 1989 Long Term Incentive Plan (incorporated by reference to Exhibit 28 to the Company’s Registration Statement on Form S-8 filed February 21, 1991, with the Commission)

		(c)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to the Company’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

(a)	Exhibits (continued)

		(d)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

		(e)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr.

		(f)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Jerry W. Powell

		(g)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel

		(h)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen

		(i)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to the Company’s Registration Statement on Form S-8, Registration No. 333-15373, filed November 1, 1996, with the Commission)

		(j)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri

		(k)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, date as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to the December 31, 1999 Form 10-K filed with the Commission)

		(l)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to the December 31, 1999 Form 10-K filed with the Commission)

		(m)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to the December 31, 1999 Form 10-K filed with the Commission)

		(n)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000)

	(12)	Statement Re: Computation of Ratios

	(27)	Financial Data Schedule

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

(b) Reports on Form 8-K

None

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2000	/s/GARRETT R. HEGEL

Date	By Garrett R. Hegel, as its Chief Financial Officer