Form 10-Q
period 2000-06-30
COMPASS BANCSHARES INC
filed 2000-08-14
CIK 18568

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2000                Commission File No. 0-6032

                        [LOGO] COMPASS BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                    63-0593897
--------------------------            ------------------------------------
(State of Incorporation)              (I.R.S. Employer Identification No.)

                              15 SOUTH 20TH STREET

                            BIRMINGHAM, ALABAMA 35233
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (205) 933-3000
                       ----------------------------------
                         (Registrant's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS              ON WHICH REGISTERED
             -------------------------      -----------------------------
                      None                              None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           Common Stock, $2 par value
                       ----------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No | |

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                Class                        Outstanding at July 31, 2000
 ------------------------------------    ------------------------------------
      Common Stock, $2 Par Value                     120,899,291

                    The number of pages of this report is 24.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                         Page
-----------------------------------------------------------------------------------------------------------

Item 1   Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                          3

         Consolidated Statements of Income for the Three and Six Months Ended June 30, 2000 and 1999    4

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999          5

         Consolidated Statements of Comprehensive Income for the Three and Six Months Ended
              June 30, 2000 and 1999                                                                    7

         Notes to Consolidated Financial Statements                                                     8

Item 2   Management's Discussion and Analysis of Results of Operations and Financial Condition         14

Item 3   Quantitative and Qualitative Disclosures About Market Risk                                    20

PART II. OTHER INFORMATION
----------------------------------------------------------------------------------------------------------

Item 1   Legal Proceedings                                                                             21

Item 4   Submission of Matters to Vote of Security Holders                                             21

Item 6   Exhibits and Reports on Form 8-K                                                              21


                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)


                                                         JUNE 30, 2000    DECEMBER 31, 1999
                                                         -------------    -----------------
ASSETS

Cash and due from banks                                  $    768,447      $    700,146
Federal funds sold and securities purchased
  under agreements to resell                                   78,334           118,640
Trading account securities                                     14,456            50,705
Investment securities available for sale                    4,294,088         4,218,435
Investment securities (fair value of $1,448,046 and
  $1,501,320 for 2000 and 1999, respectively)               1,510,252         1,560,379
Loans                                                      11,326,057        10,936,609
Allowance for loan losses                                    (150,187)         (145,890)
                                                         ------------      ------------
     Net loans                                             11,175,870        10,790,719
Premises and equipment, net                                   433,856           405,321
Other assets                                                  662,189           601,177
                                                         ------------      ------------
     Total assets                                        $ 18,937,492      $ 18,445,522
                                                         ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:

    Noninterest bearing                                  $  2,934,274      $  2,711,598
    Interest bearing                                       10,778,670        10,338,001
                                                         ------------      ------------
     Total deposits                                        13,712,944        13,049,599
     Federal funds purchased, securities sold under
       agreements to repurchase and other short-term
       borrowings                                           1,575,369         1,515,122
  Long-term debt:
     FHLB and other borrowings                              2,065,999         2,465,127
     Guaranteed preferred beneficial interests in
       Company's junior subordinated deferrable
       interest debentures                                    112,000
                                                                                100,000

  Accrued expenses and other liabilities                      146,140            86,449
                                                         ------------      ------------
     Total liabilities                                     17,612,452        17,216,297

Shareholders' equity:
  Preferred stock                                                --                --
  Common stock of $2 par value:
    Authorized--200,000,000 shares;
    Issued--120,893,216 shares in 2000 and
      117,042,020 shares in 1999                              241,786           234,084
  Surplus                                                     150,480           138,493
  Loans to finance stock purchases                             (1,893)           (1,715)
  Unearned restricted stock                                    (3,104)           (2,746)
  Accumulated other comprehensive loss                        (99,790)          (93,198)
  Retained earnings                                         1,037,561           954,307
                                                         ------------      ------------
     Total shareholders' equity                             1,325,040         1,229,225
                                                         ------------      ------------
     Total liabilities and shareholders' equity          $ 18,937,492      $ 18,445,522
                                                         ============      ============

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   JUNE 30                  JUNE 30
                                                         -----------------------  --------------------------
                                                             2000         1999         2000         1999
                                                           --------     --------     --------     ---------
INTEREST INCOME:

  Interest and fees on loans                               $251,545     $212,834     $487,047     $417,513
  Interest on investment securities available for sale       74,854       67,106      146,117      131,182
  Interest on investment securities                          25,911       29,244       52,097       60,924
  Interest on federal funds sold, securities
    purchased under agreements to resell and
    other earning assets                                      1,603        2,343        3,397        4,417
                                                           --------     --------     --------     --------
      Total interest income                                 353,913      311,527      688,658      614,036
INTEREST EXPENSE:

  Interest on deposits                                      125,497      102,343      238,680      202,297
  Interest on federal funds purchased and securities
    sold under agreements to repurchase and other
    short-term borrowings                                    19,556       21,764       40,149       40,553
  Interest on FHLB borrowings and other
    long-term debt                                           36,517       25,417       73,422       52,375
                                                           --------     --------     --------     --------
      Total interest expense                                181,570      149,524      352,251      295,225
                                                           --------     --------     --------     --------
      Net interest income                                   172,343      162,003      336,407      318,811
Provision for loan losses                                    17,183        8,509       26,806       15,064
                                                           --------     --------     --------     --------
      Net interest income after provision for loan losses   155,160      153,494      309,601      303,747
NONINTEREST INCOME:

  Service charges on deposit accounts                        31,126       25,591       59,864       47,762
  Credit card service charges and fees                        6,867        4,619       12,822        8,522
  Retail investment sales                                     4,442        5,864        9,777       11,086
  Asset management fees                                       4,755        4,645        9,488        9,340
  Trading account profits and commissions                     1,156        2,288        3,335        5,898
  Investment securities gains, net                               --           35         --          2,098
  Other                                                      31,668       15,651       50,655       31,751
                                                           --------     --------     --------     --------
      Total noninterest income                               80,014       58,693      145,941      116,457
NONINTEREST EXPENSE:

  Salaries, benefits and commissions                         72,016       64,102      142,565      131,603
  Equipment expense                                          11,796       10,597       23,225       20,667
  Net occupancy expense                                      10,913        9,433       21,370       18,935
  Professional services                                       8,632       10,286       16,689       18,481
  Merger and integration                                      2,287        1,618        4,989        3,126
  Other                                                      36,968       31,890       68,550       59,893
                                                           --------     --------     --------     --------
      Total noninterest expense                             142,612      127,926      277,388      252,705
                                                           --------     --------     --------     --------
      Net income before income tax expense                   92,562       84,261      178,154      167,499
Income tax expense                                           31,881       28,549       61,351       56,408
                                                           --------     --------     --------     --------
      NET INCOME                                           $ 60,681     $ 55,712     $116,803     $111,091
                                                           ========     ========     ========     ========

BASIC EARNINGS PER SHARE                                   $   0.50     $   0.48     $   0.98     $   0.94
Basic weighted average shares outstanding                   120,604      116,643      118,752      116,603
DILUTED EARNINGS PER SHARE                                 $   0.50     $   0.47     $   0.98     $   0.93
Diluted weighted average shares outstanding                 121,432      117,916      119,519      117,717
Dividends per share                                        $   0.22     $   0.20     $   0.44     $   0.40


                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30
                                                                        ----------------------------
                                                                           2000            1999
                                                                        ----------      ------------
OPERATING ACTIVITIES:
 Net income                                                              $ 116,803      $ 111,091
 Adjustments to reconcile net income to cash provided by operations:
  Depreciation and amortization                                             32,574         28,654
  Accretion of discount and loan fees                                       (8,810)       (10,409)
  Provision for loan losses                                                 26,806         15,064
  Net change in trading account securities                                  36,249         51,205
  Gain on sale of securities available for sale                               --           (2,098)
  (Gain) loss on sale/write-off of premises and equipment                      135           (124)
  Gain on sale of other real estate owned                                   (1,145)          (427)
  Gain on sale of branches                                                 (11,848)          --
  Increase in other assets                                                 (51,666)       (16,936)
  Increase (decrease) in other payables                                     54,572        (21,118)
                                                                         ---------      ---------
   Net cash provided by operating activities                               193,670        154,902

INVESTING ACTIVITIES:
 Proceeds from maturities of investment securities                          72,917        287,185
 Purchases of investment securities                                        (22,294)          --
 Proceeds from sales of securities available for sale                       60,300        297,472
 Proceeds from maturities of securities available for sale                 374,844        583,376
 Purchases of securities available for sale                                (34,216)      (942,652)
 Net (increase) decrease in federal funds sold and securities
  purchased under agreements to resell                                      58,005        (11,535)
 Net increase in loan portfolio                                           (651,981)      (796,738)

 Net cash received from acquisitions                                        17,182        209,664
 Net cash paid from sale of branches                                       (60,207)          --
 Purchases of premises and equipment                                       (35,400)       (35,260)
 Proceeds from sales of other real estate owned                              5,873          3,768
                                                                         ---------      ---------
   Net cash used by investing activities                                  (214,977)      (404,720)

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                                  JUNE 30
                                                                      ------------------------------
                                                                          2000              1999
                                                                      -------------      -----------
FINANCING ACTIVITIES:

 Net increase in demand deposits, NOW accounts
       and savings accounts                                                221,912          379,907
 Net increase (decrease) in time deposits                                  269,630         (171,366)
 Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase                         53,634         (430,221)
 Net increase (decrease) in short-term borrowings                           (3,823)          60,609
 Proceeds from FHLB advances and other borrowings                          700,000          803,031
 Repayment of FHLB advances and other borrowings                        (1,100,130)        (510,131)
 Redemption of preferred stock                                                --            (17,768)
 Common and preferred dividends paid                                       (52,868)         (49,748)
 Repayment of loans to finance stock purchases                                 418            1,322
 Proceeds from exercise of stock options                                       835              791
                                                                       -----------      -----------
     Net cash provided by financing activities                              89,608           66,426
                                                                       -----------      -----------
 Net increase (decrease) in cash and due from banks                         68,301         (183,392)
 Cash and due from banks at beginning of period                            700,146          845,959
                                                                       -----------      -----------
 Cash and due from banks at end of period                              $   768,447      $   662,567
                                                                       ===========      ===========


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 Transfers of loans to other real estate owned                         $    10,438      $     4,150
 Loans to facilitate the sale of other real estate owned                     2,575              994
 Assets retained in loan securitizations                                   469,463          516,997
 Loans to finance stock purchases                                              596            1,217
 Change in unrealized gain (loss) on available-for-sale securities         (10,275)        (102,234)
 Issuance of restricted stock, net of cancellations                          1,610            1,640
 Common stock issued                                                        35,924             --
 Assets acquired                                                           334,578          173,105
 Liabilities assumed                                                       315,836          382,769
 Liabilities sold                                                          115,077             --
 Assets sold                                                                43,022             --

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In Thousands)
                                   (Unaudited)


                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30                       JUNE 30
                                                    --------------------------    -------------------------------
                                                       2000           1999           2000           1999
                                                    ----------     -----------    ----------     ----------
NET INCOME                                          $  60,681      $  55,712      $ 116,803      $ 111,091
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
  Unrealized holding gain (loss) on securities
     available for sale, net                            5,039        (85,146)       (10,275)      (100,136)

  Less reclassification adjustment for gains
      (losses) on securities available for sale          --               35             --          2,098
                                                    ---------      ---------      ---------      ---------
   Total other comprehensive income (loss),
       before tax                                       5,039        (85,181)       (10,275)      (102,234)

INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER
  COMPREHENSIVE INCOME:

  Unrealized holding gain (loss) on securities
     available for sale, net                            2,099        (32,147)        (3,683)       (37,790)

  Less reclassification adjustment for gains
      (losses) on securities available for sale          --             14               --            789
                                                    ---------      ---------      ---------      ---------
   Total income tax expense (benefit) related
      to other comprehensive income                     2,099        (32,161)        (3,683)       (38,579)
                                                    ---------      ---------      ---------      ---------
     Total other comprehensive income (loss),
       net of tax                                       2,940        (53,020)        (6,592)       (63,655)
                                                    ---------      ---------      ---------      ---------
      TOTAL COMPREHENSIVE INCOME                    $  63,621      $   2,692      $ 110,211      $  47,436
                                                    =========      =========      =========      =========

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

      The consolidated financial statements of Compass Bancshares, Inc. (the "Company") in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - BUSINESS COMBINATIONS AND DIVESTITURES

      On January 13, 2000, the Company completed the merger with Western Bancshares, Inc. in Albuquerque, New Mexico, with assets in excess of $300 million. The transaction was accounted for under the pooling-of-interests method of accounting. All prior information has been restated.

      On April 3, 2000, the Company completed the merger with MegaBank Financial Corporation ("MegaBank") in Denver, Colorado, with assets in excess of $300 million. The transaction was accounted for under the pooling-of-interests method of accounting. Prior-period information has not been restated due to immateriality.

      On July 17, 2000, the Company completed the acquisition of Founders Bank of Arizona ("Founders") in Phoenix, with assets of approximately $400 million. The Company acquired all of the outstanding shares of Founders in exchange for approximately $80 million in cash. The transaction was accounted for under the purchase method of accounting. Intangible assets resulting from the purchase totaled approximately $70 million.

      On June 22, 2000, the Company completed the sale of three non-strategic branches with deposits in excess of $115 million. An $11.8 million gain was realized on the sale and included in other income on the income statement.

      On June 15, 2000, the Company announced it signed a definitive agreement to sell five non-strategic branches with deposits of approximately $80 million. The transaction is expected to close in the third quarter of 2000.

NOTE 3 - CAPITAL AND PREFERRED SECURITIES

Compass Trust I

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

MB Capital I

      In February 1998, MB Capital I, formerly a subsidiary of MegaBank, a special-purpose wholly-owned Delaware trust subsidiary of the Company, completed an offering of 1,200,000 shares (issue price of $10 per share) totaling $12.0 million of fixed-rate 8.75%Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. MB Capital I invested the total proceeds it received in 8.75% Junior Subordinated Deferrable Interest Debentures (Debentures) issued by the Company. Interest paid on the Debentures will be distributed to the holders of the Preferred Securities. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of the Company.

      The distribution rate payable on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Preferred Securities are subject to mandatory redemption upon repayment of the Debentures. The Debentures mature on February 9, 2028, which may be shortened to not earlier than February 9, 2003, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of MB Capital I, the Debentures or the Preferred Securities. The Company has the right to terminate MB Capital I and cause the Debentures to be distributed to the holders of the Preferred Securities in liquidation of such trust.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 4 - EARNINGS PER SHARE


                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             JUNE 30                  JUNE 30
                                                      ----------------------   ----------------------
                                                        2000         1999         2000         1999
                                                      ---------    ---------   ---------     --------
                                                          (In Thousands Except Per Share Data)
                                                                        (Unaudited)
BASIC EARNINGS PER SHARE:
   Net income                                          $ 60,681     $ 55,712     $ 16,803     $111,091
   Less: Dividends on non-convertible and
     convertible preferred stock and redemption
     premium                                               --            339         --          1,552
                                                       --------     --------     --------     --------
   Net income available to common shareholders         $ 60,681     $ 55,373     $116,803     $109,539
                                                       ========     ========     ========     ========
   Weighted average shares outstanding                  120,604      116,643      118,752      116,603
                                                       ========     ========     ========     ========
   Basic earnings per share                            $   0.50     $   0.48     $   0.98     $   0.94
                                                       ========     ========     ========     ========

DILUTED EARNINGS PER SHARE:
   Net income                                          $ 60,681     $ 55,712     $116,803     $111,091
   Less: Dividends on non-convertible preferred
     stock and redemption premium                          --            339         --          1,552
                                                       --------     --------     --------     --------
   Net income available to common shareholders
     and assumed conversions                           $ 60,681     $ 55,373     $116,803     $109,539
                                                       ========     ========     ========     ========
   Weighted average shares outstanding                  120,604      116,643      118,752      116,603
   Net effect of the assumed exercise of nonvested
    restricted stock and stock options - based
    on the treasury stock method using average
    market price for the period                             828        1,273          767        1,114
                                                       --------     --------     --------     --------
   Total weighted average shares and
     common stock equivalents outstanding               121,432      117,916      119,519      117,717
                                                       ========     ========     ========     ========
   Diluted earnings per share                          $   0.50     $   0.47     $   0.98     $   0.93
                                                       ========     ========     ========     ========

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 5 - SEGMENT INFORMATION

      The Company's segment information is presented by line of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics, through various products and services. The segment results include certain overhead allocations and intercompany transactions. All intercompany transactions have been eliminated to determine the consolidated balances. The Company's reportable operating segments are Corporate Banking, Retail Banking, Asset Management, and Treasury.

      Previously, the Company reported Community Banking as a separate operating segment. This segment is no longer viewed by the Company as a separate operating segment but instead is viewed as a component of Retail Banking. As a result, all corresponding financial information for earlier periods has been restated to reflect this change.

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

      The Retail Banking segment serves the Company's consumer customers through an extensive banking office network and through the use of alternative delivery channels such as PC Banking, the internet, and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage and insurance. In addition, Retail Banking also serves the Company's small business customers and provides the Company's non-metropolitan markets with the same products and services offered by the Corporate Banking and Asset Management segments.

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

      The Treasury segment's primary function is to manage the investment securities portfolio, certain residential real estate loans, public entity deposits, and liquidity and funding positions of the Company.

      Corporate Support and Other includes activities that are not directly attributable to the reportable segments. Included in this category are the activities of the parent company and support functions, i.e., accounting, loan review, etc., along with the Company's indirect automobile portfolio and the elimination of intercompany transactions.

      The following tables present the segment information for the Company's segments as of and for the periods ended June 30, 2000 and 1999.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                     For the Six Months Ended June 30, 2000

                                 (in Thousands)

                                                                                                 Corporate
                              Corporate         Retail           Asset                          Support and
                               Banking          Banking        Management       Treasury           Other         Consolidated
                             -------------   --------------  --------------- ---------------   ---------------  ---------------
INCOME STATEMENT

Net interest income             $ 110,854       $  161,585        $  19,731      $   37,690       $    6,547       $   336,407
Noninterest income                 17,915           95,138           12,201           5,102           15,585           145,941
Noninterest expense                43,947          125,582           12,304           2,226           93,329           277,388
                                ---------       ----------        ---------      ----------       ----------       -----------
    Segment net income             84,822          131,141           19,628          40,566          (71,197)          204,960
Provision for loan losses                                                                                               26,806
                                                                                                                   -----------
Net income before income
    tax expense                                                                                                        178,154

Income tax expense                                                                                                      61,351
                                                                                                                   -----------
Net income                                                                                                         $   116,803
                                                                                                                   ===========

BALANCE SHEET

Average assets                 $5,701,597       $3,007,347        $ 605,023      $6,956,603       $2,308,727       $18,579,297
Average loans                   5,590,319        2,829,579          595,860         960,299        1,093,867        11,069,924
Average deposits                2,387,483        9,664,755          896,407         384,287           46,003        13,378,935


Period-end assets              $6,067,560       $2,990,728        $ 627,440      $6,965,773       $2,285,991       $18,937,492
Period-end loans                5,975,732        2,792,432          618,933         847,438        1,091,522        11,326,057
Period-end deposits             2,563,034        9,824,005          908,979         348,188           68,738        13,712,944


                                            For the Six Months Ended June 30, 1999
                                                        (in Thousands)

                                                                                                 Corporate
                              Corporate         Retail           Asset                          Support and
                               Banking          Banking        Management       Treasury           Other         Consolidated
                             -------------   --------------  --------------- ---------------   ---------------  ---------------
INCOME STATEMENT

Net interest income            $   92,447       $  133,597        $  17,389      $   51,078       $   24,300       $   318,811
Noninterest income                 17,854           79,037           11,401           5,387            2,778           116,457
Noninterest expense                40,874          113,919           11,290           2,423           84,199           252,705
                               ----------       ----------        ---------      ----------       ----------       -----------
    Segment net income             69,427           98,715           17,500          54,042          (57,121)          182,563
Provision for loan losses                                                                                               15,064
                                                                                                                   -----------
Net income before income
    tax expense                                                                                                        167,499

Income tax expense                                                                                                      56,408
                                                                                                                   -----------
Net income                                                                                                         $   111,091
                                                                                                                   ===========

BALANCE SHEET

Average assets                 $4,867,163       $2,506,012        $ 519,256      $7,587,121       $2,063,601       $17,543,153
Average loans                   4,722,088        2,283,876          511,299       1,247,827        1,379,284        10,144,374
Average deposits                1,873,053        9,251,097          898,275         395,455           18,687        12,436,567

Period-end assets              $4,990,558       $2,616,368        $ 608,313      $7,547,889       $2,248,611       $18,011,739
Period-end loans                4,858,136        2,390,895          602,403       1,271,412        1,480,485        10,603,331
Period-end deposits             1,933,149        9,419,549          969,519         496,680           22,147        12,841,044


                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


                                             For the Three Months Ended June 30, 2000
                                                          (in Thousands)

                                                                                                 Corporate
                              Corporate         Retail           Asset                          Support and
                               Banking          Banking        Management       Treasury           Other         Consolidated
                             -------------   --------------  --------------- ---------------   ---------------  ---------------
INCOME STATEMENT

Net interest income            $   57,351       $   85,212        $  10,004      $   19,336       $      440       $   172,343
Noninterest income                  9,147           48,465            6,209           2,392           13,801            80,014
Noninterest expense                22,308           64,530            6,043           1,220           48,511           142,612
                               ----------       ----------        ---------      ----------       ----------       -----------
    Segment net income             44,190           69,147           10,170          20,508          (34,270)          109,745
Provision for loan losses                                                                                               17,183
                                                                                                                   -----------
Net income before income
    tax expense                                                                                                         92,562

Income tax expense                                                                                                      31,881
                                                                                                                   -----------
Net income                                                                                                         $    60,681
                                                                                                                   ===========

BALANCE SHEET

Average assets                 $5,829,741       $3,100,476        $ 608,344      $6,938,418       $2,274,814       $18,751,793
Average loans                   5,724,753        2,967,543          599,175         813,931        1,098,166        11,203,568
Average deposits                2,482,602        9,938,871          900,608         351,287           45,882        13,719,250

Period-end assets              $6,067,560       $2,990,728        $ 627,440      $6,965,773       $2,285,991       $18,937,492
Period-end loans                5,975,732        2,792,432          618,933         847,438        1,091,522        11,326,057
Period-end deposits             2,563,034        9,824,005          908,979         348,188           68,738        13,712,944



                                             For the Three Months Ended June 30, 1999
                                                          (in Thousands)

                                                                                                  Corporate
                              Corporate         Retail           Asset                           Support and
                               Banking          Banking        Management         Treasury           Other         Consolidated
                             -------------   --------------  ---------------    ---------------   ---------------  ------------
INCOME STATEMENT

Net interest income            $   46,789       $   69,381        $   8,854      $   24,148       $   12,831       $   162,003
Noninterest income                  7,988           41,460            5,736           1,696            1,813            58,693
Noninterest expense                20,384           58,677            5,819           1,688           41,358           127,926
                               ----------       ----------        ---------      ----------       ----------       -----------
    Segment net income             34,393           52,164            8,771          24,156          (26,714)           92,770
Provision for loan losses                                                                                                8,509
                                                                                                                   -----------
Net income before income
    tax expense                                                                                                         84,261
Income tax expense                                                                                                      28,549
                                                                                                                   -----------
Net income                                                                                                         $    55,712
                                                                                                                   ===========
BALANCE SHEET

Average assets                 $4,978,653       $2,524,824        $ 537,844      $7,567,095       $2,206,865       $17,815,281
Average loans                   4,830,896        2,326,222          529,776       1,220,705        1,440,565        10,348,164
Average deposits                1,898,066        9,442,310          929,784         386,439           27,119        12,683,718

Period-end assets              $4,990,558       $2,616,368        $ 608,313      $7,547,889       $2,248,611       $18,011,739
Period-end loans                4,858,136        2,390,895          602,403       1,271,412        1,480,485        10,603,331
Period-end deposits             1,933,149        9,419,549          969,519         496,680           22,147        12,841,044

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

OVERVIEW

      Net income for the quarter ended June 30, 2000, increased nine percent to $60.7 million while diluted earnings per share increased six percent to $0.50 per share. Net interest income increased six percent to $172.3 million from the second quarter of 1999. Noninterest income increased 36 percent to $80.0 million while noninterest expense increased 11 percent to $142.6 million.

      For the first six months of 2000, net income increased five percent to $116.8 million and diluted earnings per share increased five percent to $0.98 per share. Net interest income for the six months grew to $336.4 million, an increase of 6 percent, while noninterest income and noninterest expense increased 25 percent and 10 percent, respectively.

NET INTEREST INCOME

      Net interest income is the principal component of a financial institution's income stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as changes in the volume and mix of earning assets and interest bearing liabilities can materially impact net interest income. The following discussion of net interest income is presented on a taxable equivalent basis, unless otherwise noted, to facilitate performance comparisons among various taxable and tax-exempt assets.

      Net interest income for the quarter ended June 30, 2000, increased $10.3 million over the second quarter of 1999 to $173.6 million with interest income and interest expense increasing $42.3 million and $32.0 million, respectively. The increase in interest income was due to an increase in average earning assets of $971.8 million, or six percent, and by a 57 basis point increase in the average yield on earning assets from 7.64 percent to 8.21 percent. The largest portion of the increase in average earning assets from the second quarter of 1999 occurred in the average balance of loans, which increased eight percent, or $855.4 million, due principally to internal loan growth, the acquisition of Hartland Bank ("Hartland), in October 1999, and the merger with MegaBank Financial Corporation ("MegaBank"), in April 2000, partially offset by the securitization of approximately $970 million of loans and their transfer to investment securities available for sale ($470 million in real estate mortgage loans in March 2000 and $500 million in indirect auto loans in September 1999). Excluding the impact of the acquisitions, mergers, and securitizations discussed above, average loans grew 15 percent from the second quarter of 1999. The 21 percent increase in interest expense during the quarter was a result of a $708.7 million increase in average interest bearing liabilities and a 68 basis point increase in the rate paid on interest bearing liabilities. The increase in interest bearing liabilities was primarily due to increases in both savings accounts and time deposits, which were partially offset by a decrease in FHLB and other borrowings.

      For the first six months of 2000, net interest income increased five percent, or $17.6 million, to $338.8 million consisting of a $74.6 million increase in interest income and a $57.0 million increase in interest expense. The increase in interest income was due to a six percent increase in average earning assets and a five percent increase in the yield on earning assets, or 39 basis points, to 8.07 percent from 7.68 percent. The average balance of loans for the first six months of 2000 increased $926 million over the comparable 1999 period due to the factors discussed previously. An $819 million increase in average interest bearing liabilities combined with a 53 basis point increase in the rate paid on interest bearing liabilities resulted in a 19 percent increase in interest expense.

      Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis.

      For the second quarter of 2000, the net interest margin was 4.01 percent compared to 3.99 percent for the same period in 1999. For the six months ended June 30, 2000, net interest margin decreased four basis points from 4.00 percent in the prior year to 3.96 percent. These changes resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. The yield on interest earning assets for the second quarter increased 57 basis points, including a 78 basis point increase in the yield on loans, while the cost of interest bearing liabilities increased 68 basis points. Similarly, a 55 basis point increase in the yield on loans contributed to a 39 basis point increase in the yield on interest earning assets for the first six months of 2000 while the cost of interest bearing liabilities increased 53 basis points.

      During the second quarter of 2000, the Company's net interest margin was impacted by the Company's use of interest rate contracts, decreasing taxable equivalent net interest margin by three basis points as compared to an eight basis point positive impact for the same period in 1999. For the six months ended June 30, 2000, the Company's use of interest rate contracts decreased the Company's net interest margin by one basis point as compared to a nine basis point positive impact for the first six months of 1999.

      The following tables detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the six month and three month periods ended June 30, 2000, as compared to the comparable periods of 1999 (in thousands):

                                                                Six Months Ended
                                                                 June 30, 2000
                                               --------------------------------------------------
                                                Change
                                                 1999                  Attributed to
                                                  to       --------------------------------------
                                                 2000        Volume          Rate          Mix
                                               ---------   -----------    -----------  ----------
Interest income:
  Loans                                        $ 69,406      $ 38,114      $ 28,676     $  2,616
  Investment securities                          (8,899)       (9,504)          714         (109)
  Investment securities available for sale       15,129        14,790           305           34
  Trading account securities                     (1,364)       (1,564)          481         (281)
  Fed funds and resale agreements                   341          (115)          487          (31)
                                               --------      --------      --------     --------
      Increase in interest income              $ 74,613      $ 41,721      $ 30,663     $  2,229
                                               ========      ========      ========     ========

Interest expense:
  Deposits                                     $ 36,383      $ 17,259      $ 17,519     $  1,605
  Fed funds purchased and repos                  (3,263)      (10,359)        9,899       (2,803)
  Other short-term borrowings                     2,859         1,616           883          360
  FHLB and other borrowings*                     21,047        13,157         6,306        1,584
                                               --------      --------      --------     --------
      Increase in interest expense             $ 57,026      $ 21,673      $ 34,607     $    746
                                               ========      ========      ========     ========
                                                                Three Months Ended
                                                                 June 30, 2000
                                               --------------------------------------------------
                                                Change
                                                 1999                  Attributed to
                                                  to       --------------------------------------
                                                 2000        Volume          Rate          Mix
                                               ---------   -----------    -----------  ----------
Interest income:
  Loans                                        $ 38,649      $ 17,602      $ 19,440     $  1,607
  Investment securities                          (3,317)       (3,692)          428          (53)
  Investment securities available for sale        7,752         6,678           978           96
  Trading account securities                       (844)         (905)          191         (130)
  Fed funds and resale agreements                   105          (222)          417          (90)
                                               --------      --------      --------     --------
      Increase in interest income              $ 42,345      $ 19,461      $ 21,454     $  1,430
                                               ========      ========      ========     ========

Interest expense:
  Deposits                                     $ 23,154      $ 10,946      $ 10,968     $  1,240
  Fed funds purchased and repos                  (2,627)       (6,831)        6,472       (2,268)
  Other short-term borrowings                       419          (102)          546          (25)
  FHLB and other borrowings*                     11,100         6,488         3,674          938
                                               --------      --------      --------     --------
      Increase in interest expense             $ 32,046      $ 10,501      $ 21,660     $   (115)
                                               ========      ========      ========     ========


         * Includes Capital and Preferred Securities.

NONINTEREST INCOME AND NONINTEREST EXPENSE

      During the second quarter of 2000, noninterest income increased $21.3 million, or 36 percent, to $80.0 million, due primarily to an $11.8 million gain on the sale of the three non-strategic branches included in other noninterest income, a $5.5 million increase in service charges on deposit accounts and a $2.2 million increase in credit card service charges and fees. Noninterest income for the first six months of 2000 increased $29.5 million, or 25 percent, to $145.9 million as a result of the gain on sale of the branches discussed above, a 25 percent increase in service charges on deposit accounts, and a 50 percent increase in credit card service charges and fees, which was partially offset by decreases in trading account profits and commissions of $2.6 million and investment securities gains of $2.1 million. The increase in service charges on deposit accounts was primarily due to the increase in deposits while the increase in credit card service charges and fees was primarily due to merchant processing fees resulting from a significant increase in the number of merchants and service charges and fees from increased cardholders and receivables. The decreases in trading account profits and commissions and investment securities gains are due to the unfavorable market conditions during the first six months of 2000.

      Noninterest expense increased $14.7 million, or 11 percent, during the second quarter and $24.7 million, or 10 percent, during the first six months of 2000. The growth in each caption of noninterest expense, excluding professional services, can be attributed primarily to the Hartland acquisition and the MegaBank merger, discussed earlier, and normal growth. The decrease in professional services, and reduced growth in the other captions, is attributed to the Company's continued focus on efficiency.

INCOME TAXES

      Income tax expense during the three and six month periods ended June 30, 2000, increased by $3.3 million and $4.9 million, respectively, compared to the same periods in 1999. The increases are primarily the result of increases in pretax income.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

      The provision for loan losses for the three and six months ended June 30, 2000, increased $8.7 million and $11.7 million from the same periods in 1999, respectively. The allowance for loan losses, and the resulting provision for loan losses, was based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance for loan losses at June 30, 2000, was $150 million. The ratio of the allowance for loan losses to loans outstanding was 1.33 percent at June 30, 2000, unchanged from December 31, 1999. Management believes that the allowance for loan losses at June 30, 2000 is adequate.

NONPERFORMING ASSETS AND PAST DUE LOANS

      Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $71.8 million at June 30, 2000, decreasing 13 percent from December 31, 1999, as nonaccrual loans decreased $13.4 million, or 18 percent. The decrease in nonaccrual loans was due to continued efforts by management to work-out nonperforming loans resulting in paydowns or a return to an accrual status, and the charge-off of a commercial credit. At June 30, 2000, the allowance for loan losses as a percentage of nonperforming loans was 245 percent as compared to 195 percent at December 31, 1999. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due increased from 165 percent at December 31, 1999, to 186 percent at June 30, 2000.

      Nonperforming assets as a percentage of total loans and other real estate owned decreased to 0.63 percent at June 30, 2000, from 0.75 percent at December 31, 1999. The amount recorded in other repossessed assets at June 30, 2000, was $0.8 million, down from $1.7 million at December 31, 1999. Loans past due ninety days or more but still accruing interest increased from $13.3 million at December 31, 1999, to $19.4 million at June 30, 2000, primarily as a result of acquisition activity.

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

                               FINANCIAL CONDITION

OVERVIEW

      Total assets at June 30, 2000, were $18.9 billion, up from $18.4 billion at December 31, 1999. The increase in assets was primarily due to internal loan growth and the merger with MegaBank.

ASSETS AND FUNDING

      At June 30, 2000, earning assets totaled $17.2 billion, up from $16.9 billion at December 31, 1999. The mix of earning assets remained relatively unchanged with total investment securities and loans comprising 34 percent and 66 percent, respectively, of total earning assets at June 30, 2000. The largest component of the growth in earning assets was concentrated in net loans. Net loans increased by $385 million due to internal loan growth and the merger, discussed earlier, which was partially offset by the securitization of approximately $500 million in mortgage loans, during the first quarter, and the transfer of the resulting securities to the investment securities available for sale portfolio. Total liabilities increased by $396 million primarily due to the increase in total deposits of $663 million, which was partially offset by a $399 million reduction in FHLB and other borrowings. The deposit growth, which included a $223 million, or eight percent, increase in noninterest bearing deposits, was due to strong internal growth and the merger. At June 30, 2000, deposits accounted for 79 percent of the Company's funding, up slightly from year-end.

LIQUIDITY AND CAPITAL RESOURCES

      The following is a discussion of cash flows; these amounts are based on cash flows which exclude changes resulting from merger activity. Net cash provided by operating activities totaled $194 million for the six months ended June 30, 2000. Net cash used by investing activities of $215 million primarily consisted of a $652 million increase in loans outstanding offset by proceeds from maturities of investment securities of $73 million, proceeds from maturities of securities available for sale of $375 million, and proceeds from sales of securities available for sale of $60 million. Net cash provided by financing activities of $90 million primarily consisted of a $492 million increase in deposits reduced by a $400 million net decrease in FHLB and other borrowings.

      Total shareholders' equity at June 30, 2000, was 7.00 percent of total assets compared to 6.66 percent at December 31, 1999 primarily due to an $83 million increase in retained earnings. The leverage ratio, defined as period-end common equity and the Capital Securities adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 7.00 percent at June 30, 2000 and 6.52 percent at December 31, 1999. Similarly, the Company's tangible leverage ratio, defined as period-end common equity and the Capital Securities adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, was 6.93 percent at June 30, 2000 compared to 6.45 percent at December 31, 1999.

      Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of June 30, 2000, exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at June 30, 2000, were 8.68 percent and 11.95 percent, respectively, compared to 8.19 percent and 11.65 percent at December 31, 1999. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 ALLOWANCE FOR LOAN LOSSES/NONPERFORMING ASSETS
                                 (In Thousands)
                                   (Unaudited)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30
                                                                 --------------------------------
                                                                   2000                    1999
                                                                 ---------               ---------
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                                   $ 145,890               $ 139,423
Add: Provision charged to earnings                                  26,806                  15,064
        Allowance for loans acquired                                 3,994                   1,296
Deduct: Loans charged off                                           32,176                  18,312
            Loan recoveries                                         (5,673)                 (5,082)
                                                                 ---------               ---------
     Net charge-offs                                                26,503                  13,230
                                                                 ---------               ---------
Balance at end of period                                         $ 150,187               $ 142,553
                                                                 =========               =========

Net charge-offs as a percentage of
  average loans (annualized)                                         0.48%                   0.26%
Recoveries as a percentage of charge-offs                           17.63%                  27.75%

                                                                  JUNE 30,              DECEMBER 31,
                                                                    2000                    1999
                                                            -------------------       ----------------
NONPERFORMING ASSETS
Nonaccrual loans                                                 $  61,185               $  74,605
Renegotiated loans                                                      97                     239
                                                                 ---------               ---------
  Total nonperforming loans                                         61,282                  74,844
Other real estate                                                   10,504                   7,250
                                                                 ---------               ---------
  Total nonperforming assets                                     $  71,786               $  82,094
                                                                 =========               =========
Accruing loans ninety days or more past due                      $  19,398               $  13,325
Other repossessed assets                                               848                   1,678
Allowance for loan losses                                          150,187                 145,890
Allowance as a percentage of loans                                   1.33%                   1.33%
Total nonperforming loans as a percentage
  of loans                                                           0.54%                   0.68%
Total nonperforming assets as a percentage
  of loans and ORE                                                   0.63%                   0.75%
Accruing loans ninety days or more past due as a
  percentage of loans                                                0.17%                   0.12%
Allowance for loan losses as a percentage of
  nonperforming loans                                              245.08%                 194.93%
Allowance for loan losses as a percentage of
  nonperforming assets                                             209.21%                 177.71%

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                 (In thousands)
                                   (Unaudited)

      The Company's interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described on pages 17 through 19 of its December 31, 1999 Form 10-K. Net interest income sensitivities over a one-year time horizon as of June 30, 2000 and December 31, 1999 are shown below.

                                                                                                Percentage
                                                                                            Increase/(Decrease)
                                                                                            in Interest Income/
                                                                                               Expense Given
                                                                                              Immediate and
                                                     Principal/Notional                     Sustained Parallel
                                                     Amount of Earning                     Interest Rates Shifts
                                                      Assets, Interest            ----------------------------------------
                                                    Bearing Liabilities               Down 100               Up 100
                                                         and Swaps                  Basis Points          Basis Points
                                                  -------------------------       ------------------   -------------------
JUNE 30, 2000:
Assets which reprice in:
       One year or less                                 $    6,630,539                  (7.38%)                 7.39%
       Over one year                                        10,592,648                   (1.46)                  1.54
                                                        --------------
                                                        $   17,223,187                   (3.97)                  4.02
                                                        ==============
Liabilities which reprice in:
       One year or less                                 $   10,706,083                  (13.55)                 12.64
       Over one year                                         3,825,955                   (3.31)                  3.26
                                                        --------------
                                                        $   14,532,038                  (10.24)                  9.61
                                                        ==============
Total net interest income sensitivity                                                     3.33                  (2.48)

DECEMBER 31, 1999:
Assets which reprice in:
       One year or less                                 $    6,628,301                  (7.66%)                  7.73%
       Over one year                                        10,256,467                   (1.74)                  1.70
                                                        --------------
                                                        $   16,884,768                   (4.19)                  4.19
                                                        ==============
Liabilities which reprice in:
       One year or less                                 $   10,816,883                  (14.75)                 16.35
       Over one year                                         3,601,367                   (3.22)                  3.85
                                                        --------------
                                                        $   14,418,250                  (11.10)                 12.39
                                                        ==============
Total net interest income sensitivity                                                     2.92                  (4.25)



      As shown in the table above, from December 31, 1999 to June 30, 2000, net interest income sensitivity improved in both the up-rate and down-rate scenarios. Sensitivity improved in the up-rate scenario because of a shift in the funding mix away from wholesale funds to time deposits and extension in the maturity of the time deposits. Another factor contributing to better up-rate sensitivity was a change in assumptions regarding deposit rate sensitivity. A decrease in the size of the callable wholesale liability portfolio helped improve rate sensitivity in both the up and down rate scenarios.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
-----------------------------------------------------------------------------

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

Item 4       Submission of Matters to Vote of Security Holders

      The election of two directors was submitted to the shareholders at the Company's Annual Meeting held April 17, 2000. William Eugene Davenport and Marshall Durbin, Jr. were elected upon receipt of the following votes for/withheld, respectively, 90,137,057/805,975 and 89,783,126/1,159,906. Charles
W. Daniel, D. Paul Jones, Jr., Carl J. Gessler, Jr., M.D., Tranum Fitzpatrick, John Stein and James H. Click, Jr. were not subject to reelection and their terms continued after the meeting.

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

         (e) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to the March 31, 2000 Form 10-Q filed with the Commission)

         (f)   Employment Agreement, dated December 14, 1994, between
               Compass Bancshares, Inc. and Jerry W. Powell (incorporated by reference to Exhibit 10(f) to the March 31, 2000 Form 10-Q filed with the Commission)

         (g)   Employment Agreement, dated December 14, 1994, between
               Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to the March 31, 2000 Form 10-Q filed with the Commission)

         (h) Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to the March 31, 2000 Form 10-Q filed with the Commission)

         (i)   Employment Agreement, dated December 14, 1994, between
               Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to the Company's Registration Statement on Form S-8, Registration No. 333-15373, filed November 1, 1996, with the Commission)

         (j)   Employment Agreement, dated November 24, 1997, between
               Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to the March 31, 2000 Form 10-Q filed with the Commission)

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

         (n) Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27,
               2000) (incorporated by reference to Exhibit 10(n) to the March 31, 2000 Form 10-Q filed with the Commission)

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

    August 11, 2000                    /s/ GARRETT R. HEGEL
-------------------------              --------------------------------
          Date                             By Garrett R. Hegel, as its
                                               Chief Financial Officer