Form 10-Q
period 2000-09-30
COMPASS BANCSHARES INC
filed 2000-11-14
CIK 18568

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2000           Commission File No. 0-6032
[LOGO-COMPASS BANCSHARES, INC.]

                            COMPASS BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                       63-0593897
--------------------------                   ---------------------------------
(State of Incorporation)                      (I.R.S. Employer Identification
                                                              No.)

                              15 SOUTH 20TH STREET
                            BIRMINGHAM, ALABAMA 35233
                      -------------------------------------
                         (Address of principal executive
                                    offices)

                                 (205) 933-3000
                      -------------------------------------
                         (Registrant's telephone number)


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

                           Common Stock, $2 par value
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes  X  No
                                     ---    ---
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

            Class                          Outstanding at October 31, 2000
 ------------------------------------    ------------------------------------
    Common Stock, $2 Par Value                     120,919,900

                    The number of pages of this report is 26.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                         Page
-----------------------------------------------------------------------------------------------------------
Item 1     Financial Statements

           Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                   3

           Consolidated Statements of Income for the Three and Nine Months Ended September 30,
              2000 and 1999                                                                             4

           Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and       5
              1999

           Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended
              September 30, 2000 and 1999                                                               7

           Notes to Consolidated Financial Statements                                                   8

Item 2     Management's Discussion and Analysis of Results of Operations and Financial Condition        16

Item 3     Quantitative and Qualitative Disclosures About Market Risk                                   22

PART II.  OTHER INFORMATION
-----------------------------------------------------------------------------------------------------------

Item 1     Legal Proceedings                                                                            23

Item 6     Exhibits and Reports on Form 8-K                                                             23

                              COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                            (In Thousands)
                                             (Unaudited)

                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                      2000                    1999
                                                             ---------------------  -------------------
ASSETS
  Cash and due from banks                                          $    672,572           $    700,146
  Federal funds sold and securities purchased
    under agreements to resell                                           56,975                118,937
  Trading account securities                                             42,740                 50,705
  Investment securities available for sale                            4,361,268              4,218,435
  Investment securities (fair value of $1,421,623 and
    $1,501,320 for 2000 and 1999, respectively)                       1,466,103              1,560,379
  Loans                                                              11,832,629             10,936,609
  Allowance for loan losses                                           (153,828)              (145,890)
                                                               -----------------       ----------------
       Net loans                                                     11,678,801             10,790,719

  Premises and equipment, net                                           457,262                405,321
  Other assets                                                          673,608                600,880
                                                               -----------------       ----------------

       Total assets                                                $ 19,409,329           $ 18,445,522
                                                               =================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest bearing                                            $  2,953,114           $  2,711,598
    Interest bearing                                                 10,737,915             10,338,001
                                                               -----------------       ----------------
     Total deposits                                                  13,691,029             13,049,599
  Federal funds purchased, securities sold under
       agreements to repurchase and other short-term
       borrowings                                                     2,063,915              1,515,122
  Long-term debt:
     FHLB and other borrowings                                        2,012,640              2,465,127
     Guaranteed preferred beneficial interests in
       Company's junior subordinated deferrable
       interest debentures                                              112,000                100,000
  Accrued expenses and other liabilities                                140,198                 86,449
                                                               -----------------       ----------------
     Total liabilities                                               18,019,782             17,216,297

Shareholders' equity:
  Preferred stock                                                            --                     --
  Common stock of $2 par value:
    Authorized--200,000,000 shares;
    Issued--120,920,968 shares in 2000 and
      117,042,020 shares in 1999                                        241,842                234,084
  Surplus                                                               150,763                138,493
  Loans to finance stock purchases                                      (1,842)                (1,715)
  Unearned restricted stock                                             (2,523)                (2,746)
  Accumulated other comprehensive loss                                 (72,660)               (93,198)
  Retained earnings                                                   1,073,967                954,307
                                                               -----------------       ----------------
     Total shareholders' equity                                       1,389,547              1,229,225
                                                               -----------------       ----------------
     Total liabilities and shareholders' equity                    $ 19,409,329           $ 18,445,522
                                                               =================       ================

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30                         SEPTEMBER 30
                                                         ---------------------------------  -------------------------------------

                                                              2000              1999              2000               1999
                                                         ----------------  ---------------  -----------------  ------------------
INTEREST INCOME:
  Interest and fees on loans                                 $  266,317      $  223,140      $  753,364      $  640,653
  Interest on investment securities available for sale           74,991          69,321         221,108         200,503
  Interest on investment securities                              25,210          27,576          77,307          88,500
  Interest on federal funds sold, securities purchased
    under agreements to resell and other earning assets           1,283           1,964           4,680           6,381
                                                             ----------      ----------      ----------      ----------
      Total interest income                                     367,801         322,001       1,056,459         936,037

INTEREST EXPENSE:
  Interest on deposits                                          131,857         108,453         370,537         310,750
  Interest on federal funds purchased and securities
    sold under agreements to repurchase and other
    short-term borrowings                                        27,880          14,280          68,029          54,833
  Interest on FHLB borrowings and other
    long-term debt                                               36,774          32,964         110,196          85,339
                                                             ----------      ----------      ----------      ----------
      Total interest expense                                    196,511         155,697         548,762         450,922
                                                             ----------      ----------      ----------      ----------
      Net interest income                                       171,290         166,304         507,697         485,115
Provision for loan losses                                        10,357           8,124          37,163          23,188
                                                             ----------      ----------      ----------      ----------
      Net interest income after provision for loan losses       160,933         158,180         470,534         461,927

NONINTEREST INCOME:
  Service charges on deposit accounts                            32,355          26,886          92,219          74,648
  Credit card service charges and fees                            7,851           4,963          20,673          13,485
  Asset management fees                                           5,235           4,480          14,723          13,820
  Retail investment sales                                         4,455           5,726          14,232          16,812
  Trading account profits and commissions                         1,840           2,156           5,175           8,054
  Investment securities gains, net                                   --              --              --           2,098
  Other                                                          23,989          15,330          74,644          47,081
                                                             ----------      ----------      ----------      ----------
      Total noninterest income                                   75,725          59,541         221,666         175,998

NONINTEREST EXPENSE:
  Salaries, benefits and commissions                             71,117          68,401         213,682         200,004
  Equipment expense                                              12,721          10,844          35,946          31,511
  Net occupancy expense                                          11,342          10,101          32,712          29,036
  Professional services                                           8,582           9,644          25,271          28,125
  Merger and integration                                          2,683           1,480           7,672           4,606
  Other                                                          34,662          32,108         103,212          92,001
                                                             ----------      ----------      ----------      ----------
      Total noninterest expense                                 141,107         132,578         418,495         385,283
                                                             ----------      ----------      ----------      ----------
      Net income before income tax expense                       95,551          85,143         273,705         252,642

Income tax expense                                               32,542          27,983          93,893          84,391
                                                             ----------      ----------      ----------      ----------
      NET INCOME                                             $   63,009      $   57,160      $  179,812      $  168,251
                                                             ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE                                     $     0.53      $     0.49      $     1.51      $     1.43
Basic weighted average shares outstanding                       120,639         116,722         119,386         116,643
DILUTED EARNINGS PER SHARE                                   $     0.52      $     0.48      $     1.50      $     1.41
Diluted weighted average shares outstanding                     121,398         117,919         120,142         117,780
Dividends per share                                          $     0.22      $     0.20      $     0.66      $     0.60

                                 COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In Thousands)
                                                (Unaudited)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                        ---------------------------------------------
                                                                               2000                     1999
                                                                        -------------------     ---------------------
OPERATING ACTIVITIES:
 Net income                                                                    $   179,812               $   168,251
 Adjustments to reconcile net income to cash provided by operations:
  Depreciation and amortization                                                     52,561                    44,243
  Accretion of discount and loan fees                                              (12,693)                  (15,366)
  Provision for loan losses                                                         37,163                    23,188
  Net change in trading account securities                                           7,965                    57,282
  Gain on sale of securities available for sale                                         --                    (2,098)
  (Gain) loss on sale / writeoff of premises and equipment                             789                      (282)
  Gain on sale of other real estate owned                                           (1,180)                     (531)
  Gain on sale of branches                                                         (16,700)                       --
  Increase in other assets                                                          (6,709)                  (22,717)
  Increase in other payables                                                        41,216                    28,555
                                                                        -------------------     ---------------------
   Net cash provided by operating activities                                       282,224                   280,525


INVESTING ACTIVITIES:
 Proceeds from maturities of investment securities                                 116,213                   367,107
 Purchases of investment securities                                                (22,294)                       --
 Proceeds from sales of securities available for sale                              274,800                   324,744
 Proceeds from maturities of securities available for sale                         571,272                   788,881
 Purchases of securities available for sale                                       (369,997)                 (975,704)
 Net (increase) decrease in federal funds sold and securities
  purchased under agreements to resell                                              79,662                   (33,501)
 Net increase in loan portfolio                                                   (919,921)               (1,140,690)
 Net cash received (paid) in business combinations                                 (47,620)                  209,664
 Net cash paid in sale of branches                                                (137,726)                       --
 Purchases of premises and equipment                                               (55,980)                  (51,671)
 Proceeds from sales of other real estate owned                                      7,624                     5,802
                                                                        -------------------     ---------------------
   Net cash used by investing activities                                          (503,967)                 (505,368)


                                 COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                                              (In Thousands)
                                                (Unaudited)


                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30
                                                                        -----------------------------
                                                                           2000             1999
                                                                        -----------       -----------
FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW accounts
       and savings accounts                                                  29,301           158,364
 Net increase in time deposits                                              200,980           199,475
 Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase                         485,855          (551,787)
 Net increase in short-term borrowings                                       10,128            25,679
 Proceeds from FHLB advances and other borrowings                           900,000         1,076,753
 Repayment of FHLB advances and other borrowings                         (1,354,370)         (871,696)
 Redemption of Preferred Stock                                                   --           (17,768)
 Common and preferred dividends paid                                        (79,368)          (73,766)
 Repayment of loans to finance stock purchases                                  472             2,780
 Proceeds from exercise of stock options                                      1,171             1,587
                                                                        -----------       -----------
     Net cash provided (used) by financing activities                       194,169           (50,379)
                                                                        -----------       -----------
 Net decrease in cash and due from banks                                    (27,574)         (275,222)
 Cash and due from banks at beginning of period                             700,146           845,959
                                                                        -----------       -----------
 Cash and due from banks at end of period                               $   672,572       $   570,737
                                                                        ===========       ===========
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Transfers of loans to other real estate owned                          $    14,831       $     5,725
 Loans to facilitate the sale of other real estate owned                      2,762             1,096
 Assets retained in loan securitization                                     469,463         1,020,883
 Loans to finance stock purchases                                               599             1,501
 Change in unrealized gain (loss) on available-for-sale securities           34,046          (118,942)
 Issuance of restricted stock, net of cancellations                           1,610             1,640


Business combinations and divestitures:
   Common stock issued                                                       35,924                --
   Assets acquired                                                          776,075           173,105
   Liabilities assumed                                                      692,531           382,769
   Liabilities sold                                                         203,118                --
   Assets sold                                                               48,644                --

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30                    SEPTEMBER 30
                                                    -------------------------      -------------------------
                                                       2000          1999            2000            1999
                                                    ---------      ---------       ---------      ---------
NET INCOME                                          $  63,009      $  57,160       $ 179,812      $ 168,251
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
  Unrealized holding gain (loss) on securities
     available for sale, net                           44,321        (16,708)         34,046       (116,844)
  Less reclassification adjustment for gains
     on securities available for sale                      --             --              --          2,098
                                                    ---------      ---------       ---------      ---------
   Total other comprehensive income (loss),
       before tax                                      44,321        (16,708)         34,046       (118,942)
INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER
  COMPREHENSIVE INCOME:
  Unrealized holding gain (loss) on securities
     available for sale, net                           17,191         (5,276)         13,508        (43,066)
  Less reclassification adjustment for gains
     on securities available for sale                      --             --              --            789
                                                    ---------      ---------       ---------      ---------
   Total income tax expense (benefit) related
      to other comprehensive income                    17,191         (5,276)         13,508        (43,855)
                                                    ---------      ---------       ---------      ---------
   Total other comprehensive income (loss),
       net of tax                                      27,130        (11,432)         20,538        (75,087)
                                                    ---------      ---------       ---------      ---------
      TOTAL COMPREHENSIVE INCOME                    $  90,139      $  45,728       $ 200,350      $  93,164
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

      On April 3, 2000, the Company completed the merger with MegaBank Financial Corporation in Denver, Colorado, with assets in excess of $300 million. The transaction was accounted for under the pooling-of-interests method of accounting. Prior-period information has not been restated due to immateriality.

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

      On September 5, 2000, the Company announced the signing of a definitive agreement to acquire FirsTier Corporation ("FirsTier"). FirsTier is the parent of FirsTier Bank, an approximately $800 million asset bank primarily located in the greater Denver area, and Firstate Bank, an $80 million bank in Nebraska. Under the terms of the agreement, FirsTier shareholders will receive 6,800,000 shares of Compass common stock in exchange for all of the outstanding shares of FirsTier. The transaction, pending shareholder and regulatory approval and the satisfaction of the other conditions set forth in the definitive agreement, is expected to close in the first quarter of 2001 and be accounted for under the pooling-of-interests method of accounting.

      On October 23, 2000 the Company signed a definitive agreement to acquire Texas Insurance Agency, one of the largest independent insurance agencies in Texas. Headquartered in San Antonio, Texas Insurance Agency specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and private banking customers as well as home and automobile insurance for retail customers. Under the terms of the agreement, the Company will acquire Texas Insurance in a cash transaction. The transaction is subject to regulatory approvals. The purchase is expected to close in the fourth quarter.

      During 2000, the Company completed the sale of eight non-strategic branches in Texas with deposits of approximately $205 million. Gains of $11.8 million and $4.9 million were realized on the sales and included in other income on the income statement in the second and third quarters of 2000, respectively.

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

MB Capital I

In February 1998, MB Capital I, formerly a subsidiary of MegaBank, a special-purpose wholly-owned Delaware trust subsidiary of the Company, completed an offering of 1,200,000 shares (issue price of $10 per share) totaling $12.0 million of fixed-rate 8.75 percent Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. MB Capital I invested the total proceeds it received in 8.75 percent Junior Subordinated Deferrable Interest Debentures (Debentures) issued by the Company. Interest paid on the Debentures will be distributed to the holders of the Preferred Securities. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of the Company. The Debentures and related income statement effects are eliminated in the Company's financial statements.

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

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 4 - EARNINGS PER SHARE

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30                SEPTEMBER 30
                                                     ----------------------     -------------------------
                                                       2000          1999          2000          1999
                                                     --------      --------      --------      --------
                                                         (In Thousands Except Per Share Data)
                                                                          (Unaudited)
BASIC EARNINGS PER SHARE:
   Net income                                        $ 63,009      $ 57,160      $179,812      $168,251
   Less: Dividends on non-convertible and
     convertible preferred stock and redemption
     premium                                               --           340            --         1,892
                                                     --------      --------      --------      --------
   Net income available to common shareholders       $ 63,009      $ 56,820      $179,812      $166,359
                                                     ========      ========      ========      ========
   Weighted average shares outstanding                120,639       116,722       119,386       116,643
                                                     ========      ========      ========      ========
   Basic earnings per share                          $   0.53      $   0.49      $   1.51      $   1.43
                                                     ========      ========      ========      ========
DILUTED EARNINGS PER SHARE:
   Net income                                        $ 63,009      $ 57,160      $179,812      $168,251
   Less: Dividends on non-convertible preferred
     stock and redemption premium                          --           340            --         1,892
                                                     --------      --------      --------      --------
   Net income available to common shareholders
     and assumed conversions                         $ 63,009      $ 56,820      $179,812      $166,359
                                                     ========      ========      ========      ========
   Weighted average shares outstanding                120,639       116,722       119,386       116,643

   Net effect of the assumed exercise
     of nonvested restricted stock and stock
     options - based on the treasury stock
     method using average market price for
     the period                                           759         1,197           756         1,137
                                                     --------      --------      --------      --------

   Total weighted average shares and
     common stock equivalents outstanding             121,398       117,919       120,142       117,780
                                                     ========      ========      ========      ========

   Diluted earnings per share                        $   0.52      $   0.48      $   1.50      $   1.41
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

      Prior to September 30, 2000, the Company viewed the indirect automobile portfolio as part of Corporate Support and Other. This portfolio is now viewed as a component of Retail Banking. Prior to June 30, 2000, the Company reported Community Banking as a separate operating segment. This segment is no longer viewed by the Company as a separate operating segment but instead is viewed as a component of Retail Banking. As a result of the changes, all corresponding financial information for earlier periods has been restated.

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

      The Retail Banking segment serves the Company's consumer customers through an extensive banking office network and through the use of alternative delivery channels such as personal computer banking, the internet and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage and insurance. In addition, Retail Banking also serves the Company's small business customers, is responsible for the indirect automobile portfolio and provides the Company's non-metropolitan markets with the same products and services offered by the Corporate Banking and Asset Management segments.

      The Asset Management segment provides specialized investment portfolio management, traditional credit products, financial counseling, and customized services to the Company's private clients and foundations as well as investment management and retirement services to companies and their employees. The Asset Management segment is also the discretionary investment manager of Expedition Funds(R), the Company's family of proprietary mutual funds.

      The Treasury segment's primary function is to manage the investment securities portfolio, certain residential real estate loans, public entity deposits, and the liquidity and funding positions of the Company.

      Corporate Support and Other includes activities that are not directly attributable to the reportable segments. Included in this category are the activities of the parent company and support functions, i.e., accounting, loan review, etc. and the elimination of intercompany transactions.

      The following tables present the segment information for the Company's segments as of and for the nine and three month periods ended September 30, 2000 and 1999.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                  For the Nine Months ended September 30, 2000
                                 (in Thousands)


                                                                                                   Corporate
                               Corporate         Retail            Asset                           Support and
                                Banking          Banking         Management       Treasury            Other         Consolidated
                              -------------   --------------    --------------  --------------    -------------    --------------
INCOME STATEMENT
Net interest income              $ 181,347        $ 268,341        $  31,199        $  55,988         $ (29,178)        $ 507,697
Noninterest income                  27,693          149,538           18,810            7,559            18,066           221,666
Noninterest expense                 63,951          197,449           19,259            3,260           134,576           418,495
                              -------------   --------------    -------------   --------------    -------------     -------------
    Segment net income             145,089          220,430           30,750           60,287          (145,688)          310,868
Provision for loan losses                                                                                                  37,163
                                                                                                                     ------------
Net income before income
    tax expense                                                                                                           273,705
Income tax expense                                                                                                         93,893
                                                                                                                       ----------
Net income                                                                                                            $   179,812
                                                                                                                       ==========

BALANCE SHEET
Average assets                 $ 5,896,047      $ 4,465,509      $   626,336      $ 6,939,525       $   863,637       $18,791,054
Average loans                    5,795,162        3,904,708          616,487          929,833             3,949        11,250,139
Average deposits                 2,439,341        9,758,878          927,434          446,686           (46,317)       13,526,022

Period-end assets              $ 6,286,127      $ 4,581,462      $   707,113      $ 6,763,174       $ 1,071,453       $19,409,329
Period-end loans                 6,173,260        4,053,550          694,745          896,963            14,111        11,832,629
Period-end deposits              2,550,928        9,706,042        1,078,961          412,661           (57,563)       13,691,029


                  For the Nine Months ended September 30, 1999
                                 (in Thousands)

                                                                                                    Corporate
                                Corporate           Retail           Asset                          Support and
                                 Banking            Banking        Management       Treasury          Other        Consolidated
                              -------------     --------------   --------------  --------------   -------------   --------------
INCOME STATEMENT
Net interest income            $   147,869      $   230,867      $    26,772      $    76,976       $     2,631       $   485,115
Noninterest income                  25,505          123,507           17,076            7,448             2,462           175,998
Noninterest expense                 58,321          183,083           17,095            4,056           122,728           385,283
                               -----------      -----------      -----------      -----------       -----------       -----------
    Segment net income             115,053          171,291           26,753           80,368          (117,635)          275,830
Provision for loan losses                                                                                                  23,188
                                                                                                                      -----------
Net income before income
    tax expense                                                                                                           252,642
Income tax expense                                                                                                         84,391
                                                                                                                      -----------
Net income                                                                                                            $   168,251
                                                                                                                      ===========

BALANCE SHEET
Average assets                 $ 4,977,160      $ 3,936,221      $   542,434      $ 7,547,278       $   680,296       $17,683,389
Average loans                    4,844,388        3,624,745          534,278        1,264,282            14,621        10,282,314
Average deposits                 1,915,058        9,330,066          904,117          517,094           (23,214)       12,643,121

Period-end assets              $ 5,213,164      $ 4,193,195      $   585,576      $ 7,332,057       $   661,711       $17,985,703
Period-end loans                 5,080,973        3,425,620          579,375        1,332,558            15,516        10,434,042
Period-end deposits              2,059,855        9,392,646          915,920          665,895           (43,974)       12,990,342

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


                  For the Three Months ended September 30, 2000
                                 (in Thousands)

                                                                                                Corporate
                              Corporate         Retail           Asset                          Support and
                               Banking          Banking        Management       Treasury          Other        Consolidated
                             -------------   --------------   --------------  --------------   -------------   --------------
INCOME STATEMENT
Net interest income             $  64,553        $  91,998       $  11,468        $  16,644      $ (13,373)        $ 171,290
Noninterest income                  9,763           51,817           6,615            2,470           5,060           75,725
Noninterest expense                22,432           67,246           6,930            1,034          43,465          141,107
                             -------------   --------------   -------------   --------------   -------------   --------------
    Segment net income             51,884           76,569          11,153           18,080        (51,778)          105,908
Provision for loan losses                                                                                             10,357
                                                                                                               --------------
Net income before income
    tax expense                                                                                                       95,551
Income tax expense                                                                                                    32,542
                                                                                                               --------------
Net income                                                                                                         $  63,009
                                                                                                               ==============

BALANCE SHEET
Average assets                 $6,144,079       $4,495,065       $ 668,499       $6,905,740       $ 996,583      $19,209,966
Average loans                   6,051,722        4,021,797         657,293          869,564           6,274       11,606,650
Average deposits                2,538,373        9,872,458         988,815          467,113        (49,759)       13,817,000

Period-end assets              $6,286,127       $4,581,462       $ 707,113       $6,763,174      $1,071,453      $19,409,329
Period-end loans                6,173,260        4,053,550         694,745          896,963          14,111       11,832,629
Period-end deposits             2,550,928        9,706,042       1,078,961          412,661        (57,563)       13,691,029



                  For the Three Months ended September 30, 1999
                                 (in Thousands)

                                                                                                Corporate
                              Corporate         Retail           Asset                          Support and
                               Banking          Banking        Management       Treasury          Other        Consolidated
                             -------------   --------------   -------------   --------------   -------------   --------------
INCOME STATEMENT
Net interest income             $  49,879        $  81,090        $  9,383        $  24,854        $  1,098        $ 166,304
Noninterest income                  7,648           43,554           5,675            2,062             602           59,541
Noninterest expense                19,209           64,198           5,805            1,633          41,733          132,578
                             -------------   --------------   -------------   --------------   -------------   --------------
    Segment net income             38,318           60,446           9,253           25,283        (40,033)           93,267
Provision for loan losses                                                                                              8,124
                                                                                                               --------------
Net income before income
    tax expense                                                                                                       85,143
Income tax expense                                                                                                    27,983
                                                                                                               --------------
Net income                                                                                                         $  57,160
                                                                                                               ==============

BALANCE SHEET
Average assets                 $5,079,690       $4,109,548       $ 588,034       $7,468,890       $ 713,127      $17,959,289
Average loans                   4,970,627        3,690,970         579,486        1,296,656          15,955       10,553,694
Average deposits                1,994,222        9,469,370         915,612          691,625        (21,334)       13,049,495

Period-end assets              $5,213,164       $4,193,195       $ 585,576       $7,332,057       $ 661,711      $17,985,703
Period-end loans                5,080,973        3,425,620         579,375        1,332,558          15,516       10,434,042
Period-end deposits             2,059,855        9,392,646         915,920          665,895        (43,974)       12,990,342

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED



NOTE 6 - LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following presents the composition of the loan portfolio at September 30, 2000 and December 31, 1999.

                                                                                 September 30,       December 31,
                                                                                      2000               1999
                                                                                 ---------------    ----------------
                                                                                           (in Thousands)
 Commercial, financial and agricultural                                             $ 3,804,144         $ 3,492,882
 Real estate construction                                                             1,985,911           1,697,674
 Real estate - commercial                                                             1,895,043           1,632,565
 Real estate - residential                                                            2,566,075           2,491,257
 Consumer - credit cards                                                                387,342             358,039
 Consumer - installment                                                               1,194,114           1,264,192
                                                                                 ---------------    ----------------
                                                                                    $11,832,629        $ 10,936,609
                                                                                 ===============    ================

A summary of the activity in the allowance for loan losses for the nine months ended September 30, 2000 and 1999 follows:

                                                                                      2000                1999
                                                                                 ---------------    -----------------
                                                                                              (in Thousands)
 Balance at beginning of year                                                        $  145,890          $   139,423
 Add: Provision charged to income                                                        37,163               23,188
      Allowance for loans acquired                                                        7,560                1,296
 Net charge-offs (recoveries)
       Commercial, financial and agricultural                                            15,199                4,697
       Real estate construction                                                              56                  (1)
       Real estate - commercial                                                           (190)                (172)
       Real estate - residential                                                            932                  509
       Consumer - credit cards                                                           11,297                9,757
       Consumer - installment                                                             9,491                6,322
                                                                                 ---------------    -----------------
          Net charge-offs                                                                36,785               21,112
                                                                                 ---------------    -----------------
 Balance at end of period                                                            $  153,828          $   142,795
                                                                                 ===============    ================


    Nonperforming assets at September 30, 2000 and December 31, 1999 are detailed in the following table.

                                                                                 September 30,      December 31,
                                                                                      2000               1999
                                                                                 ---------------  ------------------
                                                                                           (in Thousands)
  Nonaccrual loans:
          Commercial, financial and agricultural                                     $   57,807          $   39,315
          Real estate construction                                                        4,415                 619
          Real estate - commercial                                                        2,532              20,832
          Real estate - residential                                                      10,288              10,452
          Consumer                                                                        2,203               3,387
                                                                                 ---------------    ----------------
       Total nonaccrual loans                                                            77,245              74,605
   Renegotiated loans                                                                        91                 239
   Other real estate                                                                     12,518               7,250
                                                                                 ---------------    ----------------
       Total nonperforming assets                                                    $   89,854          $   82,094
                                                                                 ===============    ================

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED



NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities --Deferral of the Effective Date of FASB Statement No. 133, which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133. Substantially all of the current derivative portfolio will qualify under SFAS No. 133 for cash flow or fair value hedge accounting treatment. The implementation of SFAS No. 133, as amended, is not expected to have a material effect on Compass' consolidated financial position or consolidated results of operations.

      In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which supersedes SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 is effective for transfers occurring after March 31, 2001, its disclosure requirements relating to securitization transactions and collateral are effective for fiscal years ending after December 15, 2000. The implementation of SFAS No. 140 is not expected to have a material effect on Compass' consolidated financial position or consolidated results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

      This report may contain forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; unanticipated issues during the integration of acquisitions; and significant changes in accounting, tax, or regulatory practices or requirements.


OVERVIEW

      Net income for the quarter ended September 30, 2000, increased 10 percent to $63.0 million while diluted earnings per share increased 8 percent to $0.52 per share. Net interest income increased three percent to $171.3 million from the third quarter of 1999. Noninterest income increased 27 percent to $75.7 million while noninterest expense increased six percent to $141.1 million.

      For the first nine months of 2000, net income increased seven percent to $179.8 million and diluted earnings per share increased six percent to $1.50 per share. Net interest income for the nine months grew $22.6 million, an increase of 5 percent, while noninterest income and noninterest expense increased 26 percent and 9 percent, respectively.

CASH BASIS RESULTS

      Cash basis results exclude the amortization of goodwill and other intangibles considered nonqualifying in regulatory capital calculations resulting from business combinations recorded by the company under the purchase method of accounting. Had these business combinations qualified for accounting under the pooling-of-interests method, no intangible asset would have been recorded. Since the amortization of goodwill and other intangibles does not result in a cash expense, the economic value to shareholders under either accounting method is essentially the same. Additionally, such amortization does not impact the Company's liquidity and funds management activities.

      On a cash basis, net income for the quarter ended September 30, 2000, was $67.8 million, a 12 percent increase over the $60.7 million for the same quarter last year. Similarly, diluted earnings per share were $0.56 in the third quarter of 2000, an eight percent increase compared to $0.52 in the prior year quarter. For the nine months ended September 30, 2000, net income was $193.3 million, a nine percent increase compared to $177 million for the first nine months of 1999. Diluted earnings per share increased eight percent to $1.61 compared to $1.49 for comparable period a year ago. Amortization of goodwill and other intangibles, before income tax effect, was $6.1 and $4.4 for the quarter ended September 30, 2000 and 1999, respectively, and was $16.8 and $11.0 for the nine months ended September 30, 2000 and 1999, respectively.

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

      Net interest income for the quarter ended September 30, 2000, increased $4.9 million over the third quarter of 1999 to $172.5 million with interest income and interest expense increasing $45.7 million and $40.8 million, respectively. The increase in interest income was due to an increase in average earning assets of $1.1 billion, or seven percent, and by a 57 basis point increase in the average yield on earning assets from 7.71 percent to 8.28 percent. The largest portion of the increase in average earning assets from the third quarter of 1999 occurred in the average balance of loans, which increased ten percent, or $1.1 billion, due principally to internal loan growth, the acquisition of Hartland Bank, in October 1999, the merger with MegaBank Financial Corporation, in April 2000, and the purchase of Founders Bank of Arizona (collectively the "Business Combinations") partially offset by the securitization of approximately $970 million of loans and their transfer to investment securities available for sale ($470 million in real estate mortgage loans in March 2000 and $500 million in indirect auto loans in September 1999). The 26 percent increase in interest expense during the quarter was a result of a $811.7 million increase in average interest bearing liabilities and a 87 basis point increase in the rate paid on interest bearing liabilities. The increase in interest bearing liabilities was primarily due to increases in both federal funds purchased and securities sold under agreements to repurchase and time deposits, which were partially offset by a decrease in FHLB and other borrowings.

      For the first nine months of 2000, net interest income increased five percent, or $22.5 million, to $511.2 million consisting of a $120.4 million increase in interest income and a $97.8 million increase in interest expense. The increase in interest income was due to a seven percent increase in average earning assets and a 45 basis points increase in the yield on earning assets to
8.14 percent from 7.69 percent. The average balance of loans for the first nine months of 2000 increased $968 million over the comparable 1999 period due to the factors discussed previously. An $816 million increase in average interest bearing liabilities combined with a 65 basis point increase in the rate paid on interest bearing liabilities resulted in a 22 percent increase in interest expense.

      Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis.

      For the third quarter of 2000, the net interest margin was 3.87 percent compared to 4.00 percent for the same period in 1999. For the nine months ended September 30, 2000, the net interest margin decreased seven basis points from
4.00 percent in the prior year to 3.93 percent. These changes resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. The yield on interest earning assets for the third quarter increased 57 basis points, including a 74 basis point increase in the yield on loans, while the cost of interest bearing liabilities increased 87 basis points. Similarly, a 62 basis point increase in the yield on loans contributed to a 45 basis point increase in the yield on interest earning assets for the first nine months of 2000 while the cost of interest bearing liabilities increased 65 basis points.

      During the third quarter of 2000, the Company's net interest margin was impacted by the Company's use of interest rate contracts, decreasing taxable equivalent net interest margin by seven basis points as compared to a nine basis point positive impact for the same period in 1999. For the nine months ended September 30, 2000, the Company's use of interest rate contracts decreased the Company's net interest margin by three basis points as compared to a nine basis point positive impact for the first nine months of 1999.

      The following tables detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the nine month and three month periods ended September 30, 2000, as compared to the comparable periods of 1999 (in thousands):

                                                                    Nine Months Months Ended
                                                                       September 30, 2000
                                              ----------------------------------------------------------------------
                                                   Change
                                                    1999                             Attributed to
                                                     to          ---------------------------------------------------
                                                    2000             Volume             Rate              Mix
                                              ------------------ ----------------  ---------------- ----------------
Interest income:
  Loans                                               $ 112,516        $  60,332         $  47,695         $  4,489
  Investment securities                                (11,239)         (12,080)               971            (130)
  Investment securities available for sale               20,783           19,019             1,612              152
  Trading account securities                            (1,819)          (2,061)               577            (335)
  Fed funds and resale agreements                           109            (546)               808            (153)
                                              ------------------ ----------------  ---------------- ----------------
      Increase in interest income                     $ 120,350        $  64,664         $  51,663         $  4,023
                                              ================== ================  ================ ================
Interest expense:
  Deposits                                            $  59,787        $  23,984         $  33,385         $  2,418
  Fed funds purchased and repos                           9,807          (3,965)            14,988          (1,216)
  Other short-term borrowings                             3,389            1,549             1,462              378
  FHLB and other borrowings*                             24,857            9,792            13,514            1,551
                                              ------------------ ----------------  ---------------- ----------------
      Increase in interest expense                    $  97,840        $  31,360         $  63,349         $  3,131
                                              ================== ================  ================ ================


                                                                       Three Months Ended
                                                                       September 30, 2000
                                              ----------------------------------------------------------------------
                                                   Change
                                                    1999                           Attributed to
                                                     to          ---------------------------------------------------
                                                    2000             Volume             Rate              Mix
                                              ------------------ ----------------  ---------------- ----------------
Interest income:
  Loans                                               $  43,110        $  22,272         $  18,947         $  1,891
  Investment securities                                 (2,340)          (2,594)               280             (26)
  Investment securities available for sale                5,654            4,280             1,295               79
  Trading account securities                              (455)            (497)                98             (56)
  Fed funds and resale agreements                         (232)            (450)               367            (149)
                                              ------------------ ----------------  ---------------- ----------------
      Increase in interest income                     $  45,737        $  23,011         $  20,987         $  1,739
                                              ================== ================  ================ ================

Interest expense:
  Deposits                                            $  23,404        $   6,728         $  15,823         $    853
  Fed funds purchased and repos                          13,070            6,919             3,932            2,219
  Other short-term borrowings                               530             (54)               600             (16)
  FHLB and other borrowings*                              3,810          (3,410)             8,053            (833)
                                              ------------------ ----------------  ---------------- ----------------
      Increase in interest expense                    $  40,814        $  10,183         $  28,408         $  2,223
                                              ================== ================  ================ ================


         * Includes Capital and Preferred Securities.

NONINTEREST INCOME AND NONINTEREST EXPENSE

      During the third quarter of 2000, noninterest income increased $16.2 million, or 27 percent, to $75.7 million, due primarily to a $5.5 million increase in service charges on deposit accounts, a $4.9 million gain on the sale of branches included in other noninterest income, and a $2.9 million increase in credit card service charges and fees. Noninterest income for the first nine months of 2000 increased $45.7 million, or 26 percent, to $221.7 million as a result of a $17.6 million increase in service charges on deposit accounts, the gain on sale of branches of $16.7 million, and a $7.2 million increase in credit card service charges and fees, which was partially offset by decreases in trading account profits and commissions of $2.9 million and retail investment sales of $2.6 million. The increase in service charges on deposit accounts was primarily due to the increase in deposits. The increase in credit card service charges and fees was due to both increased merchant processing fees resulting from an increase in the number of merchants as well as service charges and fees from increased cardholders and receivables. The decreases in trading account profits and commissions and retail investment sales were primarily the result of unfavorable market conditions during the first nine months of 2000.

      Noninterest expense increased $8.5 million, or six percent, during the third quarter and $33.2 million, or 9 percent, during the first nine months of 2000. The growth in each caption of noninterest expense, excluding professional services, can be attributed primarily to the Business Combinations, discussed earlier and the reinvestment of funds to support future growth. The decrease in professional services, and reduced growth in the other captions, is attributed to the Company's continued focus on efficiency. The successful focus on efficiency is evidenced by a reduction in the cash basis efficiency ratio to 54.4% and 55.0% for the three and nine month periods ended September 30, 2000, respectively, compared to 55.8% for both the three and nine month periods ended September 30, 1999.

INCOME TAXES

      Income tax expense during the three and nine month periods ended September 30, 2000, increased by $4.6 million and $9.5 million, respectively, compared to the same periods in 1999. The increases are primarily the result of increases in pretax income.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

      The provision for loan losses for the three and nine months ended September 30, 2000, increased $2.2 million and $14.0 million from the same periods in 1999, respectively. The allowance for loan losses, and the resulting provision for loan losses, was based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance for loan losses at September 30, 2000, was $153.8 million. The ratio of the allowance for loan losses to loans outstanding was
1.30 percent at September 30, 2000, down slightly from 1.33 percent December 31, 1999. Management believes that the allowance for loan losses at September 30, 2000 is adequate.

NONPERFORMING ASSETS AND PAST DUE LOANS

      Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $89.9 million at September 30, 2000, compared to $82.1 million at December 31, 1999. Other real estate owned increased $5.3 million during this period, primarily as a result of two credits. The $2.6 million increase in nonaccrual loans was associated with three unrelated commercial credits offset, in part, by continued efforts by management to work-out nonperforming loans resulting in paydowns or a return to performing status and the charge-off of a commercial credit in the second quarter of 2000. The Company's exposure to Shared National Credits represented approximately 3.6 percent of total loans outstanding, of which less than $2 million was classified as doubtful and approximately $7 million was classified as substandard at September 30, 2000. At September 30, 2000, the allowance for loan losses as a percentage of nonperforming loans was 199 percent as compared to 195 percent at December 31, 1999. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due decreased from 165 percent at December 31, 1999, to 153 percent at September 30, 2000.

      Nonperforming assets as a percentage of total loans and other real estate owned increased slightly to 0.76 percent at September 30, 2000, from 0.75 percent at December 31, 1999. The amount recorded in other repossessed assets at September 30, 2000, was $1.1 million, down from $1.7 million at December 31, 1999. Loans past due ninety days or more but still accruing interest increased from $13.3 million at December 31, 1999, to $23.0 million at September 30, 2000, due in part to acquisition activity.

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

                               FINANCIAL CONDITION

OVERVIEW

      Total assets at September 30, 2000, were $19.4 billion, up from $18.4 billion at December 31, 1999. The increase in assets was primarily due to internal loan growth, and certain Business Combinations.

ASSETS AND FUNDING

      At September 30, 2000, earning assets totaled $17.8 billion, up from $16.9 billion at December 31, 1999. The mix of earning assets remained relatively unchanged with total investment securities and loans comprising 33 percent and 67 percent, respectively, of total earning assets at September 30, 2000. The largest component of the growth in earning assets was concentrated in net loans. Net loans increased by $888 million due to internal loan growth and the Business Combinations, which was partially offset by the securitization of approximately $500 million in mortgage loans, during the first quarter, and the transfer of the resulting securities to the investment securities available for sale portfolio. Total liabilities increased by $803 million due to the increase in total deposits of $641 million and increase in federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings of $549 million, which was partially offset by a $452 million reduction in FHLB and other borrowings. The deposit growth, which included a $242 million, or nine percent, increase in noninterest bearing deposits, was due to strong internal growth and the Business Combinations partially offset by the sale of non-strategic branches. At September 30, 2000, the deposit to loan ratio was 116 percent.

LIQUIDITY AND CAPITAL RESOURCES

      The following is a discussion of cash flows; these amounts are based on cash flows which exclude changes resulting from merger activity. Net cash provided by operating activities totaled $282 million for the nine months ended September 30, 2000. Net cash used by investing activities of $504 million primarily consisted of a $920 million increase in loans outstanding offset by proceeds from maturities of investment securities of $116 million, proceeds from maturities of securities available for sale of $571 million, and proceeds from sales of securities available for sale of $275 million. Net cash provided by financing activities of $194 million primarily consisted of a $230 million increase in deposits reduced by a $454 million net decrease in FHLB and other borrowings.

      Total shareholders' equity at September 30, 2000, was 7.16 percent of total assets compared to 6.66 percent at December 31, 1999 primarily due to an $120 million increase in retained earnings. The leverage ratio, defined as period-end common equity and the Capital Securities adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 6.74 percent at September 30, 2000 and 6.52 percent at December 31, 1999. Similarly, the Company's tangible leverage ratio, defined as period-end common equity and the Capital Securities adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, was 6.68 percent at September 30, 2000 compared to 6.45 percent at December 31, 1999.

      Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of September 30, 2000, exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at September 30, 2000, were 8.38 percent and 11.55 percent, respectively, compared to 8.19 percent and 11.65 percent at December 31, 1999. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
                 ALLOWANCE FOR LOAN LOSSES/NONPERFORMING ASSETS
                                 (In Thousands)
                                   (Unaudited)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                ---------------------------------------------------

                                                                      2000                            1999
                                                                ------------------             --------------------
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                                         $  145,890                       $  139,423
Add: Provision charged to earnings                                         37,163                           23,188
     Allowance for loans acquired                                           7,560                            1,296
Deduct: Loans charged off                                                  46,236                           29,452
        Loan recoveries                                                   (9,451)                          (8,340)
                                                                ------------------             --------------------
     Net charge-offs                                                       36,785                           21,112
                                                                ------------------             --------------------
Balance at end of period                                               $  153,828                       $  142,795
                                                                ==================             ====================
Net charge-offs as a percentage of
  average loans (annualized)                                                0.44%                            0.27%
Recoveries as a percentage of charge-offs                                  20.44%                           28.32%


                                                                  SEPTEMBER 30,                      DECEMBER 31,
                                                                      2000                               1999
                                                                -------------------             ---------------------
NONPERFORMING ASSETS
Nonaccrual loans                                                       $   77,245                       $   74,605
Renegotiated loans                                                             91                              239
                                                                ------------------             --------------------
  Total nonperforming loans                                                77,336                           74,844
Other real estate                                                          12,518                            7,250
                                                                ------------------             --------------------
  Total nonperforming assets                                           $   89,854                       $   82,094
                                                                ==================             ====================

Accruing loans ninety days or more past due                            $   23,036                       $   13,325

Other repossessed assets                                                    1,129                            1,678

Allowance for loan losses                                                 153,828                          145,890

Allowance as a percentage of loans                                          1.30%                            1.33%
Total nonperforming loans as a percentage
  of loans                                                                  0.65%                            0.68%
Total nonperforming assets as a percentage
  of loans and ORE                                                          0.76%                            0.75%
Accruing loans ninety days or more past due as a
  percentage of loans                                                       0.19%                            0.12%
Allowance for loan losses as a percentage of
  nonperforming loans                                                     198.91%                          194.93%
Allowance for loan losses as a percentage of
  nonperforming assets                                                    171.20%                          177.71%

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                 (In thousands)
                                   (Unaudited)

      The Company's interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described on pages 17 through 19 of its December 31, 1999 Form 10-K. Net interest income sensitivities over a one-year time horizon as of September 30, 2000 and December 31, 1999 are shown below.

                                                                                                 Percentage
                                                                                            Increase/(Decrease)
                                                                                            in Interest Income/
                                                                                               Expense Given
                                                                                             Immediate and
                                                       Principal/Notional                    Sustained Parallel
                                                        Amount of Earning                  Interest Rates Shifts
                                                        Assets, Interest            ------------------------------------
                                                       Bearing Liabilities              Down 100            Up 100
                                                            and Swaps                 Basis Points       Basis Points
                                                      ----------------------         ----------------   ----------------
SEPTEMBER 30, 2000:
Assets which reprice in:
       One year or less                                      $    6,892,201                 (7.47%)              7.46%
       Over one year                                             10,867,316                  (1.79)               1.86
                                                      ----------------------
                                                             $   17,759,517                  (4.23)               4.26
                                                      ======================

Liabilities which reprice in:
       One year or less                                      $   11,361,916                 (13.74)              12.86
       Over one year                                              3,564,554                  (2.16)               2.35
                                                      ----------------------
                                                             $   14,926,470                 (10.32)               9.76
                                                      ======================

Total net interest income sensitivity
                                                                                               2.99             (2.24)

DECEMBER 31, 1999:
Assets which reprice in:
       One year or less                                      $    6,628,301                 (7.66%)              7.73%
       Over one year                                             10,256,467                  (1.74)               1.70
                                                      ----------------------
                                                             $   16,884,768                  (4.19)               4.19
                                                      ======================
Liabilities which reprice in:
       One year or less                                      $   10,816,883                 (14.75)              16.35
       Over one year                                              3,601,367                  (3.22)               3.85
                                                      ----------------------
                                                             $   14,418,250                 (11.10)              12.39
                                                      ======================


Total net interest income sensitivity                                                          2.92             (4.25)


      As shown in the table above, from December 31, 1999 to September 30, 2000, net interest income sensitivity improved in both the up-rate and down-rate scenarios. Sensitivity improved in the up-rate scenario due to both an extension in the maturity of time deposits and the employment of targeted up-rate protection instruments on a portion of the wholesale liability portfolio. A decrease in the size of the callable wholesale liability portfolio helped improve rate sensitivity in both the up and down rate scenarios.

                    COMPASS BANCSHARES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION
------------------------------------------------------ ------------------------

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

(a) EXHIBITS (CONTINUED)



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


   November 13, 2000                         /s/ GARRETT R. HEGEL
-------------------------                    --------------------------------
          Date                                   By Garrett R. Hegel, as its
                                                     Chief Financial Officer