Form 10-K
period 2000-12-31
COMPASS BANCSHARES INC
filed 2001-03-16
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000	Commission File No. 0-6032

Compass Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)
15 South 20th Street
Birmingham, Alabama 35233

(Address of principal executive offices)

(205) 297-3000

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
  YES    NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of January 31, 2001, the aggregate market value of voting and non-voting common equity held by non-affiliates was $2,732,935,151.

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2001

Common Stock, $2 Par Value	127,808,360

Documents Incorporated by Reference	Part of 10-K in which incorporated

Proxy Statement for 2001 annual meeting except for information referred to in Item 402(a)(8) of Regulation S-K	Part III

PART I

ITEM 1 — BUSINESS

      Compass Bancshares, Inc. (the “Company”) is a financial services company with its principal place of business in Birmingham, Alabama. The Company was organized in 1970 and commenced business in late 1971 upon the acquisition of Central Bank & Trust Co. and State National Bank. The Company subsequently acquired substantially all of the outstanding stock of additional banks located in Alabama, 11 of which were merged in late 1981 to create Central Bank of the South, Alabama’s first statewide bank. In November 1993, the Company changed its name from Central Bancshares of the South, Inc. to Compass Bancshares, Inc. and Central Bank of the South, the Company’s lead bank subsidiary, changed its name to Compass Bank (“Compass Bank”). In February 1987, the Company acquired First National Bank of Crosby near Houston, Texas, and became the first out-of-state bank holding company to acquire a bank in Texas. The Company first expanded into Florida in July 1991, when it acquired Citizens & Builders Federal Savings, F.S.B., in Pensacola, Florida. In December 1998, the Company expanded into the state of Arizona with the acquisition of Tucson-based Arizona Bank. In January 2000, the Company expanded into New Mexico with the acquisition of Albuquerque-based Western Bancshares, Inc. In April 2000, the Company expanded into Colorado with the acquisition of Denver-based MegaBank Financial Corp., Inc. In January 2001, the Company expanded into Nebraska with the acquisition of FirsTier Corporation.

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

Subsidiary Banks

      Compass Bank conducts a general commercial banking and trust business at 340 bank offices, including 117 in Texas, 87 in Alabama, 60 in Arizona, 40 in Florida, 25 in Colorado, 9 in New Mexico and 2 in Nebraska. In addition, the Company operates a loan production office in both Georgia and Tennessee. The Subsidiary Banks perform banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposit accounts, making personal and commercial loans and furnishing personal and commercial checking accounts. The Asset Management Division of Compass Bank offers its customers a variety of fiduciary services, including portfolio management and the administration and investment of funds of estates, trusts and employee benefit plans. Through Texas Insurance Agency, and Compass Bancshares Insurance, Inc., wholly-owned subsidiaries of Compass Bank, the Subsidiary Banks make available to their customers and others, as agent for a variety of insurance companies, term life insurance, fixed-rate annuities and other insurance products.

      Compass Bank provides correspondent banking services, including educational seminars and operational and investment services, to approximately 1,000 financial institutions located throughout the United States. Through the Correspondent and Investment Services Division of Compass Bank, the Subsidiary Banks distribute or make available a variety of investment services and products to institutional and individual investors including institutional sales, bond accounting, safekeeping and interest rate risk analysis services. Through Compass Brokerage, Inc., a wholly owned subsidiary of Compass Bank, the Subsidiary Banks also provide discount brokerage services, mutual funds and variable annuities to individuals and businesses. Through Compass Bank’s wholly owned subsidiary, Compass Financial Corporation, the Subsidiary Banks provide lease financing services to individuals and businesses.

Nonbanking Subsidiaries

      Through wholly owned subsidiaries, the Company is engaged in providing insurance products to customers of the Subsidiary Banks and owning real estate for bank premises. Revenues from operation of these subsidiaries do not presently constitute a significant portion of the Company’s total operating revenues. The Company may subsequently engage in other activities permissible for registered financial services companies when suitable opportunities develop. Proposals for such further activities are subject to approval by appropriate regulatory authorities. Refer to “Supervision and Regulation.”

Lines of Business

      The Company is currently aligned along lines of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics, through various products and services. The Company’s primary operating segments are Corporate Banking, Retail Banking, Asset Management, and Treasury.

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

      The Retail Banking segment serves the Company’s consumer customers through its 340 full-service banking offices and through the use of alternative delivery channels such as PC Banking, the internet, and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage and insurance. In addition, Retail Banking also serves the Company’s small business customers, is responsible for the indirect automobile portfolio and provides the Company’s non-metropolitan markets with the same products and services offered by the Corporate Banking and Asset Management segments.

      The Asset Management segment provides specialized investment portfolio management, traditional credit products, financial counseling, and customized services to the Company’s private clients and foundations as well as investment management and retirement services to companies and their employees. The Asset Management segment is also the discretionary investment manager of Expedition Funds®, the Company’s family of proprietary mutual funds.

      The Treasury segment’s primary function is to manage the investment securities portfolio, certain residential real estate loans, public entity deposits, and the liquidity and funding positions of the Company.

Business Combinations and Divestitures

      The Company may seek to combine with other financial services companies, banks and banking offices when suitable opportunities develop. Discussions are held from time to time with institutions about their possible affiliation with the Company. It is impossible to predict accurately whether any discussions will lead to agreement. Any bid or proposal for the combination of additional banks is subject to approval by appropriate regulatory authorities. Refer to “Supervision and Regulation.” Since 1987, the Company has combined with approximately 50 financial institutions and engaged in numerous asset and deposit purchase and sale transactions.

      On January 4, 2001, the Company completed the merger with FirsTier Corporation (“FirsTier”). FirsTier was the parent of FirsTier Bank, an approximately $815 million asset bank primarily located in the greater Denver area, and Firstate Bank, an $85 million bank in Nebraska. FirsTier shareholders received 6,800,000 shares of Compass common stock in exchange for all of the outstanding shares of FirsTier. The transaction will be accounted for under the pooling-of-interests method of accounting.

      On January 13, 2000, the Company completed the merger with Western Bancshares, Inc. in Albuquerque, New Mexico, with assets in excess of $300 million. The transaction was accounted for under the pooling-of-interests method of accounting. All prior information has been restated.

      On April 3, 2000, the Company completed the merger with MegaBank Financial Corporation in Denver, Colorado, with assets of approximately $300 million. The transaction was accounted for under the pooling-of-interests method of accounting. Prior-period information has not been restated due to immateriality.

      On July 17, 2000, the Company completed the acquisition of Founders Bank of Arizona (“Founders”) in Phoenix, with assets of approximately $400 million. The Company acquired all of the outstanding shares of Founders in exchange for approximately $80 million in cash. The transaction was accounted for under the purchase method of accounting. Intangible assets resulting from the purchase totaled approximately $70 million.

      On December 14, 2000, the Company completed the acquisition of Texas Insurance Agency, one of the largest independent insurance agencies in Texas. Headquartered in San Antonio, Texas Insurance Agency specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and private banking customers as well as home and automobile insurance for retail customers. Compass acquired Texas Insurance in a cash transaction. Intangible assets resulting from the purchase totaled approximately $5 million.

      During 2000, the Company completed the sale of eight non-strategic branches in Texas with deposits of approximately $205 million. As part on the transaction, the Company recorded a gain of $16.7 million, which is included in other income on the income statement.

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

Competition

      The Subsidiary Banks encounter intense competition in their businesses, generally from other banks located in Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico and Texas and adjoining states, and compete for interest bearing funds with other banks, mutual funds, and many non-bank issuers of commercial paper and other securities. In substantially all of the markets served by the Subsidiary Banks, Compass Bank encounters intense competition from other financial institutions that are substantially larger in terms of assets and deposits. Competition for the correspondent banking and securities sales business also exists from commercial and investment banks and brokerage firms. In the case of larger customers, competition exists with financial institutions in major metropolitan areas in the United States, many of which are larger in terms of capital, resources and personnel. Increasingly, in the conduct of certain aspects of their businesses, the Subsidiary Banks compete with finance companies, savings and loan associations, credit unions, mutual funds, factors, insurance companies and similar financial institutions.

      There is significant competition among financial services companies in most of the markets served by the Subsidiary Banks. The Company believes that intense competition for banking business among bank holding companies with operations in Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico and Texas will continue. During 2001, the competition may further intensify if additional financial services companies enter such states through the acquisition of local financial institutions.

Employees

      At December 31, 2000, the Company and its subsidiaries had approximately 6,700 full-time equivalent employees. The Company and its subsidiaries provide a variety of benefit programs including retirement and stock ownership plans as well as group life, health, accident, and other insurance. The Company also maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility.

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

SUPERVISION AND REGULATION

The Company

      During 2000, the Company filed a declaration with the Federal Reserve to be certified as a financial holding company (“FHC”) under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”) which is described below under “Supervision and Regulation — Recent Legislation.” The Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act of 1956 (“BHC Act”). The Federal Reserve also may make examinations of the Company and each of its subsidiaries. In addition, certain financial activities of the Company which are permitted by the GLB Act are subject to functional regulations by other state and federal regulatory authorities as described below.

      The Company continues to be regulated by the BHC Act which requires a financial holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all the assets of any bank or ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of any such bank. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), facilitates branching and the establishment of agency relationships across state lines and permits bank holding companies to acquire banks located in any state without regard to whether the transaction is prohibited under any state law, subject to certain state provisions, including the establishment by states of a minimum age of their local banks subject to interstate acquisition by out-of-state companies. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years.

      The States of Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico and Texas, where the Company currently operates banking offices, each have laws relating specifically to acquisitions of banks, bank holding companies, and other types of financial institutions in those states by financial institutions that are based in, and not based in, those states. In 1995, the State of Alabama enacted an interstate banking act. In general, the Alabama statute implements the Interstate Act, specifying five years as the minimum age of banks which may be acquired and participating in interstate branching beginning May 31, 1997. The laws of each of Arizona, Colorado, Florida, Nebraska, New Mexico and Texas currently permit out-of-state bank holding companies to acquire banks in Arizona, Colorado, Florida, Nebraska, New Mexico and Texas, regardless of where the acquiror is based, subject to the satisfaction of various provisions of state law, including the requirement that the bank to be acquired has been in existence at least five years in Arizona, Colorado, Nebraska, New Mexico and Texas and two years in Florida.

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

      If a depository institution fails to meet regulatory capital requirements, the regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. The obligation of a controlling financial holding company under FDICIA to fund a capital restoration plan is limited to the lesser of five percent of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. If the controlling financial holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the Federal Bankruptcy Code, the FDIC’s claim may be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

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

      At December 31, 2000, the Subsidiary Banks were “well capitalized” and were not subject to any of the foregoing restrictions, including, without limitation, those relating to brokered deposits. The Subsidiary Banks do not rely upon brokered deposits as a primary source of deposit funding; although, such deposits are sold through the Correspondent and Investment Services Division of Compass Bank.

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

Recent Legislation

      The GLB Act was enacted on November 12, 1999. The GLB Act permits bank holding companies meeting certain management, capital and community reinvestment standards to engage in a substantially broader range of non-banking activities than were permitted previously, including insurance underwriting and merchant banking activities. The Company has certified that it meets this criteria. The GLB Act repeals sections 20 and 32 of the Glass Steagall Act, permitting affiliations of banks with securities firms and registered investment companies. The Act authorizes FHCs which permit banks to be under common control with securities firms, insurance companies, investment companies and other financial interests. Some of these affiliations also are permissible for bank subsidiaries. The GLB Act gives the Federal Reserve broad authority to regulate FHCs, but provides for functional regulation of subsidiary activities by the Securities Exchange Commission, Federal Trade Commission, state insurance and securities authorities and similar regulatory agencies.

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

ITEM 1 — STATISTICAL DISCLOSURE

Page(s)

Consolidated Average Balance Sheets and Rate/ Volume Variances	26 & 27

Investment Securities and Investment Securities Available for Sale	14

Investment Securities and Investment Securities Available for Sale Maturity Schedule	15

Loan Portfolio	12

Selected Loan Maturity and Interest Rate Sensitivity	13

Nonperforming Assets	31

Summary of Loan Loss Experience	29

Allocation of Allowance for Loan Losses	30

Maturities of Time Deposits	16

Return on Equity and Assets	21

Short-Term Borrowings	17

Trading Account Composition	16

Capital Ratios	22

ITEM 2 — PROPERTIES

      The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The principal executive offices of the Company are located at 15 South 20th Street, Birmingham, Alabama, in a 289,000 square-foot office building. The Subsidiary Banks own or lease various other offices and facilities in Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico and Texas with remaining lease terms of 1 to 20 years exclusive of renewal options. In addition, the Company owns a 306,000 square-foot administrative headquarters facility located in Birmingham, Alabama. The Company also owns the River Oaks Bank Building in Houston, Texas, a 14-story, 168,000 square-foot office building. Compass Bank currently occupies approximately 35 percent of the River Oaks Bank Building. The remaining space is leased to multiple tenants.

ITEM 3 — LEGAL PROCEEDINGS

      The Company and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which relate to lending, collections, servicing, investment, trust and other activities seek substantial sums as damages.

      Among the actions which are pending are actions filed as class actions in the State of Alabama. The actions are similar to others that have been brought in recent years in Alabama and Texas against financial institutions in that they seek substantial compensatory and punitive damages in connection with transactions involving relatively small amounts of actual damages. In recent years, juries in certain Alabama and Texas state courts have rendered large damage awards in such cases.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2000.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      The following table sets forth the high and low closing prices of the common stock of the Company as reported through the National Association of Securities Dealers, Inc. Automated Quotation National Market System and the dividends paid thereon during the periods indicated. The prices shown do not reflect retail mark-ups, markdowns, or commissions. All share prices have been rounded to the nearest 1/8 of one dollar.

	High	Low	Dividend

2000:

First quarter	$20 1/2	$15 3/4	$.22

Second quarter	22 3/8	17 1/8	.22

Third quarter	19 3/4	17 7/8	.22

Fourth quarter	24 1/4	16 5/8	.22

1999:

First quarter	$26	$23	$.20

Second quarter	30 1/2	23 5/8	.20

Third quarter	30 1/8	24 7/8	.20

Fourth quarter	28 1/8	20 3/4	.20

      As of January 31, 2001, there were approximately 6,400 shareholders of record of common stock of which approximately 5,500 were residents of either Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico or Texas.

ITEM 6 — SELECTED FINANCIAL DATA

      The following table sets forth selected financial data for the last five years.

	2000	1999	1998	1997	1996

	(in Thousands Except Per Share Data)

Net interest income	$680,800	$653,444	$590,160	$549,726	$499,093

Provision for loan losses	53,539	31,962	38,905	33,080	26,087

Net income	240,591	223,902	187,838	170,176	149,951

Per share data:

Basic earnings	$2.01	$1.90	$1.61	$1.47	$1.31

Diluted earnings	2.00	1.88	1.58	1.44	1.28

Cash dividends declared	.88	.80	.70	.63	.57

Balance sheet:

Average total equity	$1,322,483	$1,230,875	$1,166,921	$1,032,741	$916,542

Average assets	18,963,178	17,852,787	15,683,631	14,206,740	12,925,328

Period-end FHLB and other borrowings and guaranteed preferred beneficial interests	2,529,264	2,565,127	2,046,780	1,431,953	736,212

Period-end total equity	1,480,462	1,229,225	1,227,970	1,097,226	976,145

Period-end assets	19,992,242	18,445,522	17,573,433	15,143,350	13,960,193

CASH BASIS DISCLOSURES

      The selected financial data presented in the following table details certain information highlighting the performance of the Company for each of the three years ended December 31, 2000, adjusted to exclude the amortization of goodwill and other intangibles considered nonqualifying in regulatory capital calculations, and related balances of goodwill and other intangibles resulting from business combinations recorded by the Company under the purchase method of accounting. Had these business combinations qualified for accounting under the pooling-of-interests method, no intangible assets would have been recorded. Since the amortization of goodwill and other intangibles does not result in a cash expense, the economic value to shareholders under either accounting method is essentially the same. Additionally, such amortization does not impact the Company’s liquidity and funds management activities.

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

	2000	1999	1998

	(in Thousands Except Per Share Data)

Income statement:

Noninterest expense	$545,877	$509,647	$484,730

Net income before income tax expense	380,288	354,702	290,848

Net income	259,602	236,989	196,920

Net income available to common shareholders	259,602	234,870	194,138

Per common share data:

Basic net income	$2.17	$2.01	$1.69

Diluted net income	2.16	1.99	1.66

Performance ratios:

Return on average assets	1.39%	1.34%	1.27%

Return on average common equity	19.63	19.27	17.09

Return on average equity	19.63	19.25	16.88

Efficiency*	55.49	55.94	56.85

Goodwill and nonqualifying intangibles:

Goodwill average balance	$218,985	$135,270	$88,251

Nonqualifying intangible assets average balance	51,312	42,092	36,280

Goodwill amortization (after tax)	11,206	7,593	5,439

Nonqualifying intangibles amortization (after tax)	7,805	5,494	3,643

*	Excludes merger and integration related expenses and gain on sale of investment securities and branches.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years. The discussion and analysis are intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. Prior information has been restated to reflect the Western Bancshares, Inc. acquisition accounted for using the pooling-of-interests accounting method. Financial institutions acquired by the Company during the past three years and accounted for as purchases and immaterial pooling-of-interests are reflected in the financial position and results of operations of the Company since the date of their acquisition.

      This report may contain forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/ or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/ or control expenses; unanticipated issues during the integration of acquisitions; and significant changes in accounting, tax or regulatory policies or requirements.

Summary

      In 2000, the Company reported record net income of $241 million, a 7 percent increase over the Company’s previous high of $224 million in 1999, which represented a 19 percent increase over 1998. Basic earnings per share for 2000 was $2.01 per share, also a record, compared with $1.90 per share in 1999 and $1.61 per share in 1998, representing a 6 percent increase in 2000 and an 18 percent increase in 1999. Diluted earnings per share increased to $2.00 per share in 2000, a 6 percent increase, from $1.88 per share in 1999. Diluted earnings per share in 1999 increased 19 percent over 1998. Pretax income for 2000 was up $18 million, or five percent, over 1999 while income tax expense increased one percent over the same period reflecting a decrease in the Company’s effective tax rate from 33.8 percent in 1999 to 32.5 percent in 2000.

Earning Assets

      Average earning assets in 2000 increased six percent over 1999 due principally to a nine percent increase in average loans. In addition, funds from the sales, calls, maturities and paydowns of the Company’s securities portfolio were reinvested into higher yielding loans through its securitization program. During 2000, the Company securitized approximately $1.2 billion of residential mortgage loans and transferred substantially all the balances to available-for-sale securities. During 1999, the Company securitized and transferred to available-for-sale securities substantially all of approximately $500 million of residential mortgages and approximately $500 million of indirect automobile loans. The average earning asset mix in 2000 was similar to 1999 with loans at 65 percent and 63 percent and investment securities and investment securities available for sale at 35 percent and 36 percent for 2000 and 1999, respectively. In 1998, loans were 69 percent, investment securities and investment securities available for sale were 30 percent. The mix of earning assets is monitored on a continuous basis in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.

Loans

      Average loans increased nine percent in 2000. Total loans outstanding at year-end increased five percent over previous year-end levels. Commercial, financial and agricultural loans, which were 34 percent of total loans, increased 13 percent in 2000 compared to the previous year. Real estate construction loans increased 16 percent while commercial mortgage loans increased 15 percent from year-end 1999 to year-end 2000. Residential mortgage loans decreased 17 percent, compared to 1999 levels, due to the Company’s 2000 securitization activity.

      Total loans outstanding at December 31, 1999, increased seven percent over previous year-end levels. Commercial, financial and agricultural loans, which were 32 percent of total loans, increased 11 percent in 1999 compared to the previous year. Real estate construction loans increased 40 percent while commercial mortgage loans increased 16 percent from year-end 1998 to year-end 1999. Residential mortgage and consumer installment loans decreased 5 percent and 14 percent, respectively, compared to 1998 levels due to the Company’s 1999 securitization activity.

      Average managed loans, which include loans that have been securitized, increased to $13.6 billion at December 31, 2000, an 11 percent increase over 1999. Of the $7.8 billion in commercial loans at December 31, 2000, $4 billion is typical commercial and industrial lending. Compass focuses primarily on small and middle market businesses whose typical credit requirement is between $1 and $5 million. The remaining portion of the commercial portfolio is split evenly between real estate construction lending and commercial real estate. Both of these portfolios have experienced double digit growth over the past two years. The consumer portion of the managed loan portfolio totals approximately $5.8 billion, with $3.9 billion in residential mortgages, home equity loans and home equity lines. During the past two years Compass has consciously kept 1-4 family lending fairly flat due to thin margins and concentrated more on home equity loans and lines. The remainder of the consumer portfolio is made up of approximately $400 million of in-market credit cards and $1.5 billion of consumer installment loans, about half of which is indirect auto lending. Similar to 1-4 family residential loans, Compass views the indirect auto lending business as a commodity business and has kept the volume fairly flat.

      The Loan Portfolio table presents the classifications of loans by major category at December 31, 2000, and for each of the preceding four years. The second table presents maturities of certain loan classifications at December 31, 2000, and an analysis of the rate structure for such loans with maturities greater than one year.

Loan Portfolio

	December 31

	2000		1999		1998		1997

		Percent		Percent		Percent		Percent
		of		of		of		of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	(in Thousands)

Commercial loans:

Commercial, financial and agricultural	$3,963,082	34.5%	$3,492,882	32.0%	$3,137,738	30.6%	$2,408,067	24.8%

Real estate — construction	1,968,635	17.1	1,697,674	15.5	1,215,809	11.9	827,411	8.5

Commercial real estate — mortgage	1,884,786	16.4	1,632,565	14.9	1,402,549	13.7	1,216,318	12.6

Total commercial loans	7,816,503	68.0	6,823,121	62.4	5,756,096	56.2	4,451,796	45.9

Consumer loans:

Residential real estate — mortgage	2,056,535	17.9	2,491,257	22.8	2,611,783	25.5	3,172,547	32.7

Consumer installment	1,621,472	14.1	1,622,231	14.8	1,875,779	18.3	2,074,617	21.4

Total consumer loans	3,678,007	32.0	4,113,488	37.6	4,487,562	43.8	5,247,164	54.1

	11,494,510	100.0%	10,936,609	100.0%	10,243,658	100.0%	9,698,960	100.0%

Less:

Allowance for loan losses	153,633		145,890		139,423		137,912

Net loans	$11,340,877		$10,790,719		$10,104,235		$9,561,048

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31

	1996

		Percent
		of
	Amount	Total

	(in Thousands)

Commercial loans:

Commercial, financial and agricultural	$1,991,667	22.7%

Real estate — construction	690,882	7.9

Commercial real estate — mortgage	1,177,824	13.4

Total commercial loans	3,860,373	44.0

Consumer loans:

Residential real estate — mortgage	3,133,108	35.7

Consumer installment	1,787,651	20.3

Total consumer loans	4,920,759	56.0

	8,781,132	100.0%

Less:

Allowance for loan losses	133,437

Net loans	$8,647,695

Selected Loan Maturity and Interest Rate Sensitivity

					Rate Structure For Loans
	Maturity				Maturing Over One Year

	One	Over One Year	Over		Predetermined	Floating or
	Year or	Through Five	Five		Interest	Adjustable
	Less	Years	Years	Total	Rate	Rate

	(in Thousands)

Commercial, financial and agricultural	$1,869,297	$1,649,552	$444,233	$3,963,082	$1,092,482	$1,001,303

Real estate — construction	985,648	949,494	33,493	1,968,635	300,834	682,153

	$2,854,945	$2,599,046	$477,726	$5,931,717	$1,393,316	$1,683,456

Investment Securities

      The composition of the Company’s total investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate sensitivity position while at the same time producing adequate levels of interest income. The Company’s investment securities are classified into one of three categories based on management’s intent to hold the securities: (i) trading account securities, (ii) investment securities or (iii) investment securities available for sale. Securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Investment securities designated to be held to maturity are reported at amortized cost. Securities classified as available for sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income. For securities classified as held to maturity, the Company has the ability, and it is management’s intention, to hold such securities to maturity. Management of the maturity of the portfolio is necessary to provide liquidity and control interest rate risk.

      Maturities of investment securities in 2000, 1999, and 1998 were $153 million, $409 million, and $689 million, respectively. Sales and maturities of investment securities available for sale during 2000 totaled $279 million and $771 million, respectively, while sales and maturities in the portfolio in 1999 were $431 million and $986 million, respectively. Sales and maturities during 1998 were $716 million and $1.1 billion, respectively. There were no net gains realized during 2000. Net gains realized during 1999 and 1998 accounted for one percent and two percent, respectively, of noninterest income in 1999 and 1998. Gross unrealized gains in the Company’s investment securities portfolio at year-end 2000 totaled $6 million and gross unrealized losses totaled $13 million.

      Total average investment securities, including those available for sale, increased 2 and 38 percent during 2000 and 1999, respectively. The increases were due in part to the securitization and transfer of approximately $1.2 billion, $1 billion and $500 million of loans to securities available for sale during 2000, 1999 and 1998, respectively.

      The following table reflects the carrying amount of the investment securities portfolio at the end of each of the last three years.

Investment Securities and Investment Securities Available for Sale

	December 31

	2000	1999	1998

	(in Thousands)

Investment securities:

U.S. Treasury	$—	$4,997	$18,707

U.S. Government agencies and corporations	61,706	51,754	62,840

Mortgage-backed pass-through securities	88,241	127,788	188,850

Collateralized mortgage obligations:

Agency	195,296	215,470	317,404

Non-agency	1,007,278	1,081,960	1,291,089

States and political subdivisions	79,621	75,930	82,318

Corporate bonds	—	1,675	4,970

Other	2,265	805	830

	1,434,407	1,560,379	1,967,008

Investment securities available for sale:

U.S. Treasury	148,514	147,207	146,826

U.S. Government agencies and corporations	173,626	115,427	113,172

Mortgage-backed pass-through securities	421,494	384,599	279,195

Collateralized mortgage obligations:

Agency	831,956	908,465	918,532

Non-agency	2,926,862	2,054,152	1,924,564

States and political subdivisions	105,941	98,811	38,848

Asset-backed securities and corporate bonds	262,842	485,692	113,073

Other	186,909	172,967	110,328

	5,058,144	4,367,320	3,644,538

Net unrealized gain (loss)	(25,882)	(148,885)	17,730

	5,032,262	4,218,435	3,662,268

Total	$6,466,669	$5,778,814	$5,629,276

      The maturities and weighted average yields of the investment securities and investment securities available for sale portfolios at the end of 2000 are presented in the following table using primarily average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the amortized cost rather than the net carrying value, (i.e., fair value) of these securities. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.

Investment Securities and Investment Securities Available for Sale Maturity Schedule

	Maturing

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(in Thousands)

Investment securities:

U.S. Government agencies and corporations	$57	8.83%	$22,593	5.95%	$38,987	6.33%	$69	7.57%

Mortgage-backed pass-through securities	16,985	5.72	55,079	7.52	6,123	6.75	10,054	6.75

Collateralized mortgage obligations	12,947	6.54	319,067	6.73	716,992	6.71	153,568	7.28

States and political subdivisions	7,868	8.97	36,849	8.42	19,339	9.42	15,565	11.98

Other	25	8.00	750	7.04	—	—	1,490	8.60

	37,882	6.68	434,338	6.93	781,441	6.75	180,746	7.67

Investment securities available for sale — amortized cost:

U.S. Treasury	38,495	6.32	104,903	5.39	2,977	5.80	2,139	5.03

U.S. Government agencies and corporations	516	6.35	91,557	7.00	38,964	6.25	42,589	6.67

Mortgage-backed pass-through securities	811	6.56	176,223	6.59	195,470	6.36	48,990	6.74

Collateralized mortgage obligations	117,436	6.63	2,366,458	6.98	873,886	7.05	401,038	6.72

States and political subdivisions	2,598	7.43	20,800	7.48	22,058	7.52	60,485	7.31

Asset-backed securities and corporate bonds	262,842	7.17	—	—	—	—	—	—

Other	178,645	6.60	8,264	9.50	—	—	—	—

	601,343	6.84	2,768,205	6.91	1,133,355	6.91	555,241	6.78

Total	$639,225	6.84	$3,202,543	6.91	$1,914,796	6.85	$735,987	7.00

      While the weighted average stated maturities of total mortgage-backed securities (“MBS”) and CMOs are 15.8 years and 26.0 years, respectively, the corresponding weighted average expected lives assumed in the above table are 4.5 years and 4.8 years. During a period of rising rates, prepayment speeds generally slow on MBS and CMOs with a resulting extension in average life, and vice versa during declining rates. At December 31, 2000, given a 100 basis point immediate and permanent parallel increase in rates, the expected average lives for MBS and CMOs would be 4.9 and 5.6 years, respectively. Similarly, given a 100 basis point immediate and permanent parallel decrease in rates, the expected average lives for MBS and CMOs would be 3.3 and 2.5 years, respectively.

      The weighted average market prices as a percentage of par value for MBS and CMOs at December 31, 2000, were 100.1 and 99.0, respectively. The market prices for MBS and CMOs generally decline in a rising rate environment due to the resulting increase in average life as well as the below market yield on fixed rate securities and impact of annual and life rate caps on adjustable-rate securities. The opposite is generally true during a period of falling rates. At December 31, 2000, fixed-rate MBS and CMOs totaled $396 million and $3.2 billion, respectively, with corresponding weighted average expected lives of 4.6 and 5.6 years. Adjustable-rate MBS and CMOs totaled $114 million and $1.8 billion, respectively, with corresponding weighted average expected lives of 4.3 and 3.6 years. Substantially all adjustable-rate MBS and CMOs are subject to life rate caps, and MBS are also generally subject to a two percent annual cap. The weighted average life caps at year-end were 11.5 percent and 13.0 percent for MBS and CMOs, respectively, and the corresponding weighted average coupon rates at year-end were 7.02 percent and 6.50 percent. At December 31, 2000, given a 100 basis point immediate and permanent parallel increase in rates, the estimated market prices for MBS and CMOs would be 97.6 and 96.2, respectively. Given a 100 basis point immediate and permanent parallel decrease in rates, the estimated market prices for MBS and CMOs would be 101.1 and 100.1, respectively.

Trading Account Securities and Other Earning Assets

      Securities carried in the trading account, while interest bearing, are primarily held for sale to institutional customers for their investment portfolio and generally are sold within thirty days of purchase. The volume of activity is directly related to general market conditions and reactions to the changing interest rate environment. The average balance in the trading account securities portfolio for 2000 decreased by 57 percent following a 26 percent decrease in 1999. The following table details the composition of the Company’s trading account at December 31, 2000, 1999 and 1998.

Trading Account Composition

	December 31

	2000	1999	1998

	(in Thousands)

U.S. Treasury and Government agency	$5,076	$12,987	$44,605

States and political subdivisions	2,091	12,827	20,400

Mortgage-backed pass-through securities	8,621	18,926	50,379

Other securities	133	—	3,000

Collateralized mortgage obligations	275	5,848	8,750

Interest rate floors and caps	1,015	117	537

	$17,211	$50,705	$127,671

Deposits and Borrowed Funds

      Deposits remain the Company’s primary source of funding loan growth. Average deposits totaled $13.6 billion, a six percent increase over prior year levels. The growth in deposits was primarily attributable to a five percent increase in average transaction accounts (noninterest bearing deposits, savings and money market accounts, and interest bearing checking accounts). As part of its overall funding strategy, the Company focuses on the mix of deposits and, in particular, maintaining an appropriate level of transaction accounts as a percentage of total deposits. During 2000, average transaction accounts made up 66 percent of total deposits, relatively unchanged from the prior two years. Average interest bearing deposits made up 73 percent of total average interest bearing liabilities in 2000, unchanged from 1999, and down slightly from 76 percent in 1998.

      The following table summarizes the maturities of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2000.

Maturities of Time Deposits

	Certificates	Other Time
	of Deposit	Deposits
	Over	Over
	$100,000	$100,000	Total

	(in Thousands)

Three months or less	$878,329	$40,587	$918,916

Over three through six months	303,418	—	303,418

Over six through twelve months	327,845	—	327,845

Over twelve months	352,004	—	352,004

	$1,861,596	$40,587	$1,902,183

      While the Company continues to emphasize funding earning asset growth through internal deposit generation, average earning asset growth has exceeded that of deposit growth. As a result, the Company has relied more heavily on borrowed funds as a supplemental source of funding. Borrowed funds consist of Federal Home Loan Bank (“FHLB”) advances, guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (“Capital Securities”) and short-term borrowings, primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Average borrowed funds increased $196 million and $809 million in 2000 and 1999, respectively. Included in other short-term borrowings are trading account short sales and the commercial paper of the Company. For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 7, FHLB and Other Borrowings, and Note 8, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements.

      The Short-Term Borrowings table below presents the distribution of the Company’s short-term borrowed funds and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year end for the last three years.

Short-Term Borrowings

	Year Ended December 31

	Maximum				Average
	Outstanding		Average		Interest
	At Any	Average	Interest	Ending	Rate At
	Month End	Balance	Rate	Balance	Year End

	(in Thousands)

2000

Federal funds purchased	$1,475,095	$952,766	6.36%	$1,097,171	5.95%

Securities sold under agreements to repurchase	605,829	452,157	6.15	507,882	5.95

Short sales	19,018	9,961	5.91	3,289	4.54

Commercial paper	114,616	94,044	5.87	85,326	6.07

Other short-term borrowings	294,345	88,035	6.25	74,461	5.23

	$2,508,903	$1,596,963		$1,768,129

1999

Federal funds purchased	$1,402,025	$940,838	4.94%	$1,013,795	4.06%

Securities sold under agreements to repurchase	598,677	387,373	4.55	326,720	3.95

Short sales	31,958	18,783	5.33	19,821	4.07

Commercial paper	112,785	96,017	4.57	83,622	5.00

Other short-term borrowings	174,671	63,795	5.69	71,164	5.81

	$2,320,116	$1,506,806		$1,515,122

1998

Federal funds purchased	$1,696,945	$951,267	5.26%	$1,447,495	4.67%

Securities sold under agreements to repurchase	449,433	254,386	4.92	301,720	4.30

Short sales	41,590	28,362	5.39	21,547	4.39

Commercial paper	108,627	76,732	5.14	79,456	4.74

Other short-term borrowings	114,003	67,030	5.61	58,846	4.48

	$2,410,598	$1,377,777		$1,909,064

Liquidity Management

      Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities they serve. Additionally, the parent holding company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the Subsidiary Banks. At December 31, 2000, the Company’s Subsidiary Banks could have paid additional dividends to the parent holding company of approximately $154 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the parent holding company has access to various capital markets. The parent holding company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

      Asset and liability management functions not only serve to assure adequate liquidity in order to meet the needs of the Company’s customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can earn a return that meets the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements.

      The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales of investment securities available for sale and trading account securities. Other short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest bearing deposits with other banks, are additional sources of liquidity funding.

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

      During 2000 and 1999, the Company funded the growth in interest earning assets through deposit generation and borrowed funds. Deposits increased by $984 million in 2000 and $800 million in 1999. FHLB and other borrowings decreased by $66 million in 2000 and $518 million in 1999. For more information on the composition of the Company’s long-term borrowings, refer to Note 7, FHLB and Other Borrowings, in the Notes to Consolidated Financial Statements.

Interest Rate Sensitivity Management

      The Company’s net interest income, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. The Company manages its exposure to fluctuations in interest rates through policies established by Asset/ Liability Management Committee (“ALCO”) of its Subsidiary Banks. The ALCO meets periodically and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.

      Management utilizes an interest rate simulation model to estimate the sensitivity of the Company’s net interest income to changes in interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.

      The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 2000 is shown below along with comparable prior year information. Such analysis assumes an immediate and sustained parallel shift in interest rates, a static balance sheet and the Company’s estimate of how interest-bearing transaction accounts will reprice in each scenario.

		Percentage Increase
		(Decrease) in
		Interest Income/Expense
		Given Immediate and
		Sustained Parallel
	Principal	Interest Rate Shifts
	Amount of Earning
	Assets, Interest	Down 100	Up 100
	Bearing Liabilities	Basis Points	Basis Points

	(in Thousands)

December 31, 2000:

Assets which reprice in:

One year or less	$6,871,176	(8.77)%	8.55%

Over one year	11,232,479	(3.45)	2.16

	$18,103,655	(5.65)	4.81

Liabilities which reprice in:

One year or less	$11,205,416	(14.32)	13.24

Over one year	4,020,436	(2.64)	3.23

	$15,225,852	(10.49)	9.96

Total net interest income sensitivity		(0.26)	(0.94)

December 31, 1999:

Assets which reprice in:

One year or less	$6,628,598	(7.66)%	7.73%

Over one year	10,256,467	(1.74)	1.70

	$16,885,065	(4.19)	4.19

Liabilities which reprice in:

One year or less	$10,816,883	(14.75)	16.35

Over one year	3,601,367	(3.22)	3.85

	$14,418,250	(11.10)	12.39

Total net interest income sensitivity		2.92	(4.25)

      As shown in the table above, the Company’s net interest income sensitivity decreased from December 31, 1999 to December 31, 2000. Net interest income decreased less in the up 100 basis point rate scenario then in the prior year and was almost insensitive to rate changes in the down 100 basis point rate scenario. The decreased sensitivity was due, in large part, to the significant decrease in the general level of market interest rates at the end of 2000. As a result, the projected prepayments on mortgage loans and mortgage-backed securities in both the up and down rate scenarios were higher at December 31, 2000, than the previous year. The increased projected prepayments in the down-rate scenario resulted in a larger amount of cash flows requiring reinvestment at lower rates, reducing income in the down-rate scenario. Conversely, in the up-rate scenario, larger prepayments resulted in more cash flows being reinvested at higher rates, increasing interest income. In addition to the effect of lower interest rates, balance sheet changes also caused the overall decrease in sensitivity. Extension in the maturity of time deposits, changes in deposit repricing sensitivity and employment of targeted up-rate protection on a portion of the wholesale liability portfolio, all reduced sensitivity in the up-rate scenario. The extension in the time deposit maturities and deposit repricing sensitivities reduced income in the down-rate scenario, resulting in lower variability of income in down rates.

      The ALCO policy, with which the Company complies, is based on the same assumptions as the preceding table and provides that a 100 basis point increase or decrease in interest rates should not reduce net interest income by more than six percent.

      The Company enters into various interest rate contracts not held in the trading account (“interest rate protection products”) to help manage the Company’s interest sensitivity. Such contracts generally have a fixed notional principal amount and include interest rate swaps and interest rate caps and floors. Interest rate swaps are contracts where the Company typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, generally prime rate or the London Interbank Offered Rate (“LIBOR”). Interest rate caps and floors purchased or written are contracts whereby the Company receives or pays, respectively, interest if the specified index falls below the floor rate or rises above the cap rate. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company’s interest risk management program. The income or expense associated with interest rate swaps, caps and floors is ultimately reflected as an adjustment to interest income or expense. Changes in the estimated fair value of interest rate protection contracts are not reflected in the financial statements until realized. Refer to Note 9, Off-Balance Sheet Instruments, of Notes to Consolidated Financial Statements for the composition of the Company’s interest rate protection contracts as well as a discussion of interest rate risks, credit risks and concentrations of off-balance sheet financial instruments.

      The net interest amount received or paid on an interest rate protection contract represents an adjustment of the yield or rate on the respective asset or liability with which such contract is associated. The gain or loss on a terminated interest rate protection contract is deferred and amortized over the remaining term of the original contract as an adjustment of yield or rate on the asset or liability with which the original contract was associated. At year-end 2000, there were no deferred gains or losses on terminated interest rate protection contracts. See Note 9, Off-Balance Sheet Instruments, in Notes to Consolidated Financial Statements, for details regarding the asset or liability category with which the Company’s non-trading interest protection contracts were associated at December 31, 2000.

      In addition to interest rate protection contracts used to manage overall interest sensitivity, the Company also enters into interest rate contracts for the trading account. The primary purposes for using interest rate contracts in the trading account are to facilitate customer transactions and to protect cash market positions in the trading account against interest rate movement. Changes in the estimated fair value of contracts in the trading account are recorded in other noninterest income as trading account profits and commissions. Net interest amounts received or paid on interest rate contracts in the trading account are recorded as an adjustment of interest income on trading account securities. See Note 9, Off-Balance Sheet Instruments, in Notes to Consolidated Financial Statements, for a summary of interest rate contracts held in the trading account at December 31, 2000.

Capital Resources

      Shareholders’ equity increased by $251 million during 2000, primarily due to retained earnings and a decrease in accumulated other comprehensive loss. Shareholders’ equity remained relatively unchanged during 1999, primarily due to the net income being offset by dividends, conversion of preferred stock and the unrealized losses in the investment securities available for sale portfolio.

      Dividends of $106 million were declared on the Company’s common stock in 2000, representing an 11 percent increase over 1999. The annual dividend rate in 2000 was $.88 per common share, a 10 percent increase over 1999. The dividend payout ratio was 44 percent, 43 percent and 43 percent for 2000, 1999 and 1998, respectively. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. Subsequent to year end, the Company’s Board of Directors approved a five percent increase in the annual dividend rate, raising it to $0.92 per common share for 2001. This marked the twentieth consecutive year the Company has increased its dividend.

      A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The Company’s five-year compound growth rate in shareholders’ equity of 11 percent was achieved primarily through reinvested earnings.

      The ratio of average common shareholders’ equity as a percentage of total average assets is one measure used to determine capital strength. Overall, the Company’s capital position remains strong as the ratio of average common shareholders’ equity to average assets for 2000 was 6.97 percent compared to 6.83 percent in 1999 and 7.24 percent in 1998. In order to maintain this ratio at appropriate levels with continued growth in total average assets, a corresponding level of capital growth must be achieved. The table below summarizes these and other key ratios for the Company for each of the last three years.

Return on Equity and Assets

	December 31

	2000	1999	1998

Return on average assets	1.27%	1.25%	1.20%

Return on average common equity	18.19	18.20	16.29

Dividend payout ratio	44.07	43.06	43.13

Average common shareholders’ equity to average assets ratio	6.97	6.83	7.24

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

      At December 31, 2000, the Company’s Tier I Capital and Total Qualifying Capital totaled $1.3 billion and $1.8 billion, respectively. The percentage ratios, as calculated under the guidelines, were 8.42 percent and 11.39 percent for Tier I and Total Qualifying Capital, respectively, at year-end 2000. These ratios are well above the minimum requirements of four percent for Tier I Capital and eight percent for Total Qualifying Capital. Tier I Capital increased by $152 million, or 13 percent, in 2000 primarily as a result of earnings retained by the Company, net of dividends.

      Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), period-end goodwill and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The Company’s leverage ratio was 6.95 percent at year-end 2000 and 6.52 percent at year-end 1999, while its tangible leverage ratio was 6.89 percent at year-end 2000 and 6.45 percent at year-end 1999.

      The following table shows the calculation of capital ratios for the Company for the last two years.

Capital Ratios

	December 31

	2000	1999

	(in Thousands)

Risk-based capital:

Tier I Capital	$1,340,898	$1,188,968

Tangible Tier I Capital	1,327,769	1,174,329

Total Qualifying Capital	1,814,242	1,692,436

Assets:

Net risk-adjusted assets	$15,924,406	$14,526,054

Adjusted quarterly average assets	19,284,551	18,234,888

Adjusted tangible quarterly average assets	19,271,422	18,220,249

Ratios:

Tier I Capital	8.42%	8.19%

Total Qualifying Capital	11.39	11.65

Leverage	6.95	6.52

Tangible leverage	6.89	6.45

      The regulatory capital ratios of the Company’s Subsidiary Banks currently exceed the minimum ratios of 5 percent leverage capital, 6 percent Tier I Capital and 10 percent Total Qualifying Capital required in 2000 for “well-capitalized” banks as defined by federal regulators. The Company continually monitors these ratios to ensure that the Subsidiary Banks exceed the guidelines. For further information regarding the regulatory capital ratios of the Company and the Subsidiary Banks, see Note 11, Regulatory Matters and Dividends from Subsidiaries, in the Notes to Consolidated Financial Statements.

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

      Net interest income for 2000 increased 4 percent over 1999 after increasing 11 percent in 1999 over 1998. A six percent increase in the volume of average earning assets along with a 47 basis point increase in the yield were partially offset by a six percent increase in the volume of average interest bearing liabilities along with a 68 basis point increase in the rate. The increase in 1999 was primarily a function of a 15 percent increase in the volume of earning assets offset by an 33 basis point decrease in the yield. The schedule on pages 26 and 27 provides detail regarding interest income, interest expense and net interest income due to changes in volumes and rates.

      The 2000 increase in the yield on average earning assets was due to increases in yield in all significant categories of earning assets including a 59 basis point increase in the yield on loans. The increase in yields was primarily attributable to the repricing of interest earning assets at higher rates, as evidenced by the increases in prime rate during 1999 and 2000. The increase in average earnings assets was due primarily to a $981 million increase in loans and $336 million increase in investment securities available for sale partially offset by a $209 million decrease in investment securities. Funds from the sales, calls, maturities and paydowns of the Company’s securities portfolio were reinvested into higher yielding loans through its securitization program.

      Total interest expense increased 22 percent in 2000 due to a 6 percent increase in the average volume of interest bearing liabilities along with a 68 basis point increase in the rate paid on interest bearing liabilities. Interest expense on interest bearing deposits increased by 19 percent as the result of a 6 percent increase in the average volume and a 54 basis point increase in rate. For borrowed funds, which represents interest bearing liabilities that are not classified as deposits, a 22 percent increase in interest expense on FHLB advances and other borrowings was a result of a 5 percent increase in the average balance along with a 90 basis point increase in the rate paid. Similarly, a 17 percent increase in the average balance of securities sold under agreement to repurchase and a 160 basis point increase in the rate paid resulted in a 58 percent increase in interest expense in this category.

      Interest income increased 10 percent in 1999 as a result of a 15 percent increase in the volume of average earning assets and a 33 basis point decrease in the average interest rate earned. The decline in the yield on average earning assets was due to decreases in yield in all significant categories of earning assets including a 30 basis point decline in the yield on loans and a 7 basis point decrease in the yield on investment securities available for sale. The decline in yields was primarily attributable to the repricing of interest earning assets at lower rates, as evidenced by the reduction in prime rate during 1998. The decline in the yield on investment securities available for sale was reduced as a result of the Company’s securitization and transfer of loans to the investment securities available for sale portfolio during 1999. These securitized loans had higher yields than were currently available for similar securities purchased in the open market.

      Total interest expense increased 9 percent in 1999 due to a 15 percent increase in the average volume of interest bearing liabilities offset partially by a 23 basis point decrease in the rate paid on interest bearing liabilities. Interest expense on interest bearing deposits increased by 4 percent as the result of an 11 percent increase in the average volume and a 27 basis point decrease in rate. For borrowed funds, a 39 percent increase in interest expense on FHLB advances and other borrowings was a result of a 44 percent increase in the average balance partially offset by a 21 basis point decline in the rate paid. Similarly, a 52 percent increase in the average balance of securities sold under agreement to repurchase and a 37 basis point decrease in the rate paid resulted in a 41 percent increase in interest expense in this category.

      Net interest income is commonly evaluated in terms of average rates using the net yield and the interest rate spread. The net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average total earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net yield decreased 8 basis points to 3.91 percent in 2000 after decreasing 15 basis points to 3.99 percent in 1999. The decline in 2000 was due to the 68 basis point increase in the rate paid on interest bearing liabilities which was only partially mitigated by a 47 basis point increase in the yield on average interest earning assets. The decline in 1999 was due to the 33 basis point decrease in the yield on average interest earning assets, which was only partially offset by a 23 basis point decline in the rate paid on interest bearing liabilities.

      During 2000, the net yield on interest earning assets was impacted by the Company’s use of interest rate contracts, primarily interest rate swaps, decreasing the taxable equivalent net yield on interest earning assets by five basis points. The greatest impact from the use of interest rate contracts was on the yield and interest income on loans where the net yield was decreased by nine basis points and interest income was decreased by $10 million. At the same time, the impact of interest rate contracts on interest bearing liabilities was less significant, decreasing interest expense by $2 million. During 1999 and 1998, the net yield on interest earning assets was favorably impacted by the Company’s use of interest rate contracts increasing the taxable equivalent net yield on interest earning assets by six basis points during 1999 and 1998. The greatest impact from the use of interest rate contracts was on the yield and interest income on loans where the net yield was increased by eight basis points and nine basis points during 1999 and 1998, respectively. Interest income was increased by $9.0 million and $8.4 million in 1999 and 1998, respectively. The impact of interest rate contracts on interest bearing liabilities decreased interest expense by $4 million in 1999 and less than $3 million in 1998.

      The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During 2000, the net interest rate spread decreased 21 basis points to 3.08 percent from the 1999 spread of 3.29 percent. During 1999, the net interest rate spread decreased 10 basis points from the 1998 spread of 3.39 percent. See the accompanying table entitled Consolidated Average Balance Sheets and Rate/ Volume Variances for more information.

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

	December 31

	2000	1999	1998

Rate earned on interest earning assets	8.17%	7.70%	8.03%

Rate paid on interest bearing liabilities	5.12	4.44	4.67

Interest rate spread	3.05	3.26	3.36

Net yield on earning assets	3.88	3.96	4.11

(This page intentionally left blank)

Consolidated Average Balance Sheets and Rate/ Volume Variances

Taxable Equivalent Basis

	Year Ended December 31

	2000			1999

	Average	Income/	Yield/	Average	Income/	Yield/
YIELD/RATE ANALYSIS	Balance	Expense	Rate	Balance	Expense	Rate

Assets

Earning assets:

Loans, net of unearned income*	$11,384,738	$1,023,360	8.99%	$10,403,838	$874,376	8.40%

Investment securities available for sale	4,555,648	300,834	6.60	4,220,112	273,963	6.49

Investment securities:

Taxable	1,424,521	100,495	7.05	1,634,457	110,809	6.78

Tax-exempt	80,263	7,084	8.83	79,410	6,769	8.52

Trading account securities	30,285	2,123	7.01	70,248	4,385	6.24

Federal funds sold and securities purchased under
agreements to resell	57,590	3,675	6.38	83,858	4,220	5.03

Total earning assets	17,533,045	1,437,571	8.20	16,491,923	1,274,522	7.73

Allowance for loan losses	(150,790)			(142,008)

Unrealized gain (loss) on investment securities
available for sale	(148,011)			(54,535)

Cash and due from banks	655,094			657,817

Other assets	1,073,840			899,590

Total assets	$18,963,178			$17,852,787

Liabilities and Shareholders’ Equity

Interest bearing liabilities:

Interest bearing demand deposits	$162,415	2,910	1.79	$268,503	3,970	1.48

Savings deposits	5,921,150	225,035	3.80	5,654,729	195,130	3.45

Certificates of deposit less than $100,000 and

other time deposits	3,029,391	175,604	5.80	2,697,834	140,370	5.20

Certificates of deposit of $100,000 or more	1,647,910	100,713	6.11	1,550,067	82,515	5.32

Total interest bearing deposits	10,760,866	504,262	4.69	10,171,133	421,985	4.15

Federal funds purchased	952,766	60,582	6.36	940,838	46,490	4.94

Securities sold under agreement to repurchase	452,157	27,823	6.15	387,373	17,625	4.55

Other short-term borrowings	192,040	11,608	6.04	178,595	9,019	5.05

FHLB and other borrowings	2,321,339	147,769	6.37	2,215,643	121,162	5.47

Total interest bearing liabilities	14,679,168	752,044	5.12	13,893,582	616,281	4.44

Net interest income/net interest spread		685,527	3.08%		658,241	3.29%

Noninterest bearing demand deposits	2,818,452			2,581,598

Accrued expenses and other liabilities	143,075			146,732

Shareholders’equity	1,322,483			1,230,875

Total liabilities and shareholders’ equity	$18,963,178			$17,852,787

Net yield on earning assets			3.91%			3.99%

Taxable equivalent adjustment:

Loans		186			386

Investment securities available for sale		2,221			2,054

Investment securities		2,265			2,284

Trading account securities		55			73

Total taxable equivalent adjustment		4,727			4,797

Net interest income		$680,800			$653,444

*	Includes nonaccrual loans.

	Year Ended December 31

	1998

	Average	Income/	Yield/
YIELD/RATE ANALYSIS	Balance	Expense	Rate

Assets

Earning assets:

Loans, net of unearned income*	$9,850,940	$857,041	8.70%

Investment securities available for sale	2,860,490	187,779	6.56

Investment securities:

Taxable	1,334,356	91,860	6.88

Tax-exempt	92,996	7,892	8.49

Trading account securities	94,674	5,939	6.27

Federal funds sold and securities purchased

under agreements to resell	129,046	6,898	5.35

Total earning assets	14,362,502	1,157,409	8.06

Allowance for loan losses	(136,425)

Unrealized gain (loss) on investment securities

available for sale	12,224

Cash and due from banks	654,286

Other assets	791,044

Total assets	$15,683,631

Liabilities and Shareholders’ Equity

Interest bearing liabilities:

Interest bearing demand deposits	$571,351	12,835	2.25

Savings deposits	4,574,725	167,305	3.66

Certificates of deposit less than $100,000 and

other time deposits	2,802,381	155,866	5.56

Certificates of deposit of $100,000 or more	1,197,910	67,985	5.68

Total interest bearing deposits	9,146,367	403,991	4.42

Federal funds purchased	951,267	50,080	5.26

Securities sold under agreement to repurchase	254,386	12,506	4.92

Other short-term borrowings	172,124	9,234	5.36

FHLB and other borrowings	1,535,561	87,234	5.68

Total interest bearing liabilities	12,059,705	563,045	4.67

Net interest income/net interest spread		594,364	3.39%

Noninterest bearing demand deposits	2,315,946

Accrued expenses and other liabilities	141,059

Shareholders’equity	1,166,921

Total liabilities and shareholders’ equity	$15,683,631

Net yield on earning assets			4.14%

Taxable equivalent adjustment:

Loans		509

Investment securities available for sale		865

Investment securities		2,745

Trading account securities		85

Total taxable equivalent adjustment		4,204

Net interest income		$590,160

*	Includes nonaccrual loans.

	Change in Interest Income/Expense Attributable to

	2000			1999

YIELD/RATE ANALYSIS	Volume	Rate	Mix	Volume	Rate	Mix

Assets

Earning assets:

Loans, net of unearned income*	$82,396	$61,383	$5,205	$48,102	$(29,553)	$(1,214)

Investment securities available for sale	21,776	4,642	453	89,191	(2,002)	(1,005)

Investment securities:

Taxable	(14,234)	4,413	(493)	20,647	(1,334)	(364)

Tax-exempt	73	246	(4)	(1,153)	28	2

Trading account securities	(2,494)	541	(309)	(1,532)	(28)	6

Federal funds sold and securities purchased

under agreements to resell	(1,321)	1,132	(356)	(2,418)	(413)	153

Total earning assets	86,196	72,357	4,496	152,837	(33,302)	(2,422)

Allowance for loan losses

Unrealized gain (loss) on investment securities

available for sale

Cash and due from banks

Other assets

Total assets

Liabilities and Shareholders’ Equity

Interest bearing liabilities:

Interest bearing demand deposits	(1,570)	832	(322)	(6,814)	(4,399)	2,348

Savings deposits	9,192	19,792	921	39,528	(9,607)	(2,096)

Certificates of deposit less than $100,000 and

other time deposits	17,241	16,187	1,806	(5,813)	(10,089)	406

Certificates of deposit of $100,000 or more	5,205	12,246	747	20,003	(4,312)	(1,161)

Total interest bearing deposits	30,068	49,057	3,152	46,904	(28,407)	(503)

Federal funds purchased	589	13,360	143	(549)	(3,044)	3

Securities sold under agreement to repurchase	2,948	6,198	1,052	6,543	(941)	(483)

Other short-term borrowings	679	1,768	142	347	(534)	(28)

FHLB and other borrowings	5,782	19,941	884	38,629	(3,225)	(1,476)

Total interest bearing liabilities	40,066	90,324	5,373	91,874	(36,151)	(2,487)

Net interest income/net interest spread	$46,130	$(17,967)	$(877)	$60,963	$2,849	$65

Noninterest bearing demand deposits

Accrued expenses and other liabilities

Shareholders’equity

Total liabilities and shareholders’ equity

Net yield on earning assets

Taxable equivalent adjustment:

Loans

Investment securities available for sale

Investment securities

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

      The economic outlook for the states in which the Company does business is optimistic. On a regional basis, however, any economic slowdown in the Company’s markets could have an effect on most regional financial services companies and could impact overall asset quality. Such an economic slowdown would probably also have a negative impact on real estate lending as well as the level of net charge-offs and delinquencies.

      Management monitors the entire loan portfolio, including loans acquired in business combinations, in an effort to identify problem loans so that risks in the portfolio can be identified on a timely basis and an appropriate allowance maintained. Loan review procedures, including loan grading, are constantly utilized by the Company’s loan review department in order to ensure that potential problem loans are identified early in order to lessen any potentially negative impact such problem loans may have on the Company’s earnings. Management’s involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally by the loan review department whose work is supplemented by regulatory agencies that provide an additional level of review on an annual basis. Such internal review procedures are quantified in ongoing reports to senior management and are used in determining whether such loans represent potential loss to the Company. A separate set of reports is prepared for consumer installment loans to identify trends unique to that portfolio.

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

      At December 31, 2000, the allowance for loan losses increased to $154 million from $146 million at year end 1999. This increase in total allowance resulted in an increase as a percent of loans from 1.33 percent at December 31, 1999 to 1.34 percent at December 31, 2000. As shown in the following table, net loan charge-offs in 2000 were $53 million, or 0.47 percent of average loans, compared with $29 million, or 0.28 percent of average loans, in 1999 and $34 million, or 0.35 percent of average loans, in 1998. The increase in net charge-offs during 2000 represented a return to historical levels consistent with current economic conditions. Management believes that the allowance for loan losses at December 31, 2000 is adequate based on the allowance coverage ratio of approximately two times nonperforming loans, given past experience and the underlying strength of the loan portfolio.

      The following table sets forth information with respect to the Company’s loans and the allowance for loan losses for the last five years.

Summary of Loan Loss Experience

	2000	1999	1998	1997	1996

	(in Thousands)

Average loans, net of unearned income, outstanding during the year	$11,384,738	$10,403,838	$9,850,940	$9,246,015	$8,146,028

Allowance for loan losses, beginning of year	$145,890	$139,423	$137,912	$133,437	$123,853

Charge-offs:

Commercial, financial and agricultural	27,528	11,292	9,795	7,388	6,884

Real estate — construction	140	161	143	66	94

Real estate — mortgage:

Residential	1,443	769	839	1,232	1,372

Commercial	196	247	629	1,227	584

Consumer installment	36,129	27,771	31,861	26,666	22,288

Total	65,436	40,240	43,267	36,579	31,222

Recoveries:

Commercial, financial and agricultural	4,185	4,450	2,315	1,782	1,991

Real estate — construction	5	4	302	184	229

Real estate — mortgage:

Residential	164	118	129	219	387

Commercial	23	280	84	249	272

Consumer installment	7,703	6,110	6,255	5,540	4,667

Total	12,080	10,962	9,085	7,974	7,546

Net charge-offs	53,356	29,278	34,182	28,605	23,676

Provision charged to income	53,539	31,962	38,905	33,080	26,087

Allowance for assets acquired (sold)	7,560	3,783	(3,212)	—	7,173

Allowance for loan losses, end of year	$153,633	$145,890	$139,423	$137,912	$133,437

Net charge-offs to average loans outstanding	.47%	.28%	.35%	.31%	.29%

      When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and current and projected economic conditions. The allowance for loan losses at December 31, 2000, was $154 million, or 1.34 percent of loans, compared with $146 million, or 1.33 percent of loans, at December 31, 1999, and $139 million, or 1.36 percent of loans, at December 31, 1998. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below.

Allocation of Allowance For Loan Losses

	December 31

	2000		1999		1998		1997

		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(in Thousands)

Commercial, financial and agricultural	$66,123	34.5%	$62,388	32.0%	$49,350	30.6%	$40,199	24.8%

Real estate — construction	23,624	17.1	17,309	15.5	12,942	11.9	9,951	8.5

Real estate — mortgage:

Residential	5,561	17.9	3,233	22.8	12,769	25.5	18,707	32.7

Commercial	10,267	16.4	14,266	14.9	13,459	13.7	14,527	12.6

Consumer installment	48,058	14.1	48,694	14.8	50,903	18.3	54,528	21.4

	$153,633	100.0%	$145,890	100.0%	$139,423	100.0%	$137,912	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31

	1996

		Percent of
		Loans to
		Total
	Amount	Loans

	(in Thousands)

Commercial, financial and agricultural	$35,348	22.7%

Real estate — construction	9,942	7.9

Real estate — mortgage:

Residential	20,987	35.7

Commercial	19,000	13.4

Consumer installment	48,160	20.3

	$133,437	100.0%

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

      Nonperforming assets at December 31, 2000, were $96 million, an increase of $14 million from year-end 1999. Nonperforming loans increased $8 million from year-end 1999 to $82 million. Approximately 34 percent of nonaccrual loans are concentrated in one energy-related credit. During 2000, $18 million of loans were transferred to other real estate owned (“ORE”) offset by total sales of other real estate owned of $12 million. Of these sales, $9 million were cash sales while $3 million represented loans originated by the Company to facilitate the sale of other real estate. During 1999, loans transferred to other real estate owned totaled $8 million, cash sales were $7 million and loans to facilitate the sale of other real estate owned were $1 million.

      Foreclosed real estate increased $7 million from year-end 1999. Loans past due 90 days or more increased $6 million compared to the 1999 year-end level. Other foreclosed or repossessed assets at year-end 2000 totaled approximately $2 million.

      The following table summarizes the Company’s nonperforming assets for each of the last five years.

Nonperforming Assets

	December 31

	2000	1999	1998	1997	1996

	(in Thousands)

Nonacccrual loans	$82,366	$74,605	$48,628	$29,651	$21,729

Renegotiated loans	84	239	665	2,334	2,840

Total nonperforming loans	82,450	74,844	49,293	31,985	24,569

Other real estate	13,975	7,250	6,796	7,108	8,672

Total nonperforming assets	$96,425	$82,094	$56,089	$39,093	$33,241

Accruing loans 90 days or more past due	$19,367	$13,325	$8,699	$14,033	$9,897

Total nonperforming loans as a percentage of loans	.72%	.68%	.48%	.33%	.28%

Total nonperforming assets as a percentage of loans and ORE	.84	.75	.55	.40	.38

Loans 90 days or more past due as a percentage of loans	.17	.12	.08	.14	.11

      Details of nonaccrual loans at December 31, 2000 and 1999 appear below:

	2000	1999

	(in Thousands)

Principal balance	$82,366	$74,605

Interest that would have been recorded under original terms	10,242	8,346

Interest actually recorded	2,589	3,519

Noninterest Income

      Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, profits and commissions earned through securities and insurance sales, and trading activities. In addition, gains and losses realized from the sale of investment portfolio securities are included in noninterest income. Noninterest income totaled $298.9 million in 2000, an increase of 23 percent from the prior year, and $242.9 million in 1999, an increase of 8 percent from that reported in 1998.

      Fee income from service charges on deposit accounts increased 22 percent in 2000 following a 16 percent increase in 1999. The increases in service charges on deposit accounts were primarily due to the increases in deposits along with significantly increasing revenues from our corporate treasury and cash management services.

      Credit card service charge and fee income increased 49 percent in 2000 after increasing 34 percent in 1999. Increases in interchange income, merchants’ discounts and the volume of accounts resulted in the increases in income for both 2000 and 1999. These increases reflected management’s efforts to increase income from these services.

      Asset management fees increased 8 percent in 2000 after increasing 11 percent in 1999. The increases are attributable to increases in assets under administration. Assets under administration increased from $8.8 billion at December 31, 1999 to $10.1 billion at December 31, 2000.

      Retail investment sales income, comprised primarily of mutual fund and annuity sales income, decreased 13 percent in 2000 and increased 11 percent in 1999. The decrease in 2000 was primarily the result of unfavorable market conditions. The 1999 increase reflected management’s efforts to increase sales in this area.

      Trading account profits and commissions decreased to $7.6 million in 2000 from $9.8 million in 1999 and $14.7 million in 1998. It should be noted that changes in the trading account profits and commissions in future years cannot be predicted accurately because of the uncertainty of changes in market conditions. There can be no assurance that such amounts will continue at their current levels. For a discussion of interest rate contracts held in the trading account and the composition of the trading account at December 31, 2000, see Note 9, Off-Balance Sheet Instruments, in the Notes to Consolidated Financial Statements.

      Other noninterest income increased 42 percent in 2000. The most significant component of the increase in other noninterest income in 2000 was a $16.7 million gain realized on the sale of non-strategic branches.

Noninterest Expense

      Noninterest expense totaled $569.6 million in 2000, an increase of eight percent from the prior year, and $526.0 million in 1999, an increase of six percent from that reported in 1998. The increases in both 2000 and 1999, in large part, were due to acquisitions completed during 2000 and 1999.

      Salaries, benefits and commissions expense increased seven percent for 2000 and 1999. The increases were the result of an increase in the number of employees, increased insurance costs and regular merit increases.

      Equipment expense increased 17 percent in 2000 and 14 percent in 1999. The increases in equipment expense were primarily attributable to the Company’s expansion in new and existing markets, and the completion of a program started in 1996 to replace a majority of its core application systems with new technology, including the installation of a new branch platform system completed during the fourth quarter of 2000. The technical upgrades were necessary to address the Company’s Year 2000 readiness and to support increased business growth. Net occupancy expense increased by 12 percent in 2000 following a 9 percent increase in 1999. The increases in both 2000 and 1999 were due principally to the opening of new branches, normal renovation of existing properties and acquisitions.

      Merger and integration expenses increased by $2.1 million in 2000 after decreasing by $15.0 million in 1999. The 2000 expenses are a direct result of the acquisition activity during 2000. During 2000, the Company completed four acquisitions. The decrease from 1998 to 1999 was primarily due to the large number of acquisitions completed during 1998 compared to 1999. Merger and integration expenses include compensation expenses incurred, professional services, data processing systems, conversion costs, and broker fees.

      Other noninterest expense increased 10 percent in 2000 to $139.2 million. In 1999 noninterest expense increased 16 percent to $126.7 million. The increases were primarily attributable to a $7.3 million and $5.3 million increase in amortization of intangible assets during 2000 and 1999, respectively.

Income Taxes

      Income tax expense increased $1.6 million, or 1.4 percent, to $116 million for the year ended December 31, 2000. The effective tax rate as a percentage of pretax income was 32.5 percent in 2000, 33.8 percent in 1999 and 32.9 percent in 1998. The statutory federal rate was 35 percent during 2000, 1999 and 1998. The decrease in the effective tax rate in 2000 was primarily attributable to the recognition of tax benefits associated with the sale of a subsidiary’s preferred stock. For further information concerning the provision for income taxes, refer to Note 15, Income Taxes, in the Notes to Consolidated Financial Statements.

Other Accounting Issues

      In June, 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” which delayed the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133.

      On January 1, 2001, Compass adopted SFAS No. 133 and recognized an asset of $27 million for the fair value of derivative instruments which have been designated as fair value hedges of the Company’s fixed rate long-term debt. The impact of recognizing this asset was offset entirely by the recognition of an adjustment to long-term debt. In conjunction with the adoption of SFAS No. 133, the Company also transferred held to maturity securities with an amortized cost of $475 million and an estimated fair value of $474 million into the available for sale category. There was no income statement impact from the adoption of SFAS No. 133.

      In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires substantial disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration. The statements provide accounting and reporting standards for such transactions based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Portions of the statement are effective immediately and have been adopted by the Company. Other portions become effective for transactions occurring after March 31, 2001. The adoption of the continuing provisions of SFAS No. 125 did not have a material impact on the Company’s consolidated financial position or consolidated results of operations. Management does not anticipate that the adoption of the new provisions of SFAS No. 140 will have a material impact on the Company’s consolidated financial position or consolidated results of operations.

Pending Acquisitions

      For information on pending acquisitions, see the accompanying Notes to Consolidated Financial Statements, Note 14, Business Combinations and Divestitures.

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

      Various information shown elsewhere in this Annual Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the compositions of the loan and securities portfolios, the data on the interest sensitivity of loans and deposits, and the information related to off-balance sheet hedging activities discussed in Note 9, Off-Balance Sheet Instruments, in the Notes to Consolidated Financial Statements, should be considered.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

Compass Bancshares, Inc. and Subsidiaries

Financial Statements

Report of Independent Public Accountants

To the Shareholders of Compass Bancshares, Inc.:

      We have audited the accompanying consolidated balance sheets of Compass Bancshares (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Birmingham, Alabama

January 17, 2001

Compass Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31

	2000	1999

	(in Thousands)

Assets

Cash and due from banks	$719,487	$700,146

Federal funds sold and securities purchased under agreements to resell	125,265	118,937

Trading account securities	17,211	50,705

Investment securities available for sale	5,032,262	4,218,435

Investment securities (fair value of $1,427,065 and $1,501,320 for 2000 and 1999, respectively)	1,434,407	1,560,379

Loans, net of unearned income	11,494,510	10,936,609

Allowance for loan losses	(153,633)	(145,890)

Net loans	11,340,877	10,790,719

Premises and equipment, net	457,637	405,321

Other assets	865,096	600,880

Total assets	$19,992,242	$18,445,522

Liabilities and Shareholders’ Equity

Deposits:

Noninterest bearing	$3,104,785	$2,711,598

Interest bearing	10,928,459	10,338,001

Total deposits	14,033,244	13,049,599

Federal funds purchased and securities sold under agreements to repurchase	1,605,053	1,340,515

Other short-term borrowings	163,076	174,607

FHLB and other borrowings	2,399,442	2,465,127

Guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	129,822	100,000

Accrued expenses and other liabilities	181,143	86,449

Total liabilities	18,511,780	17,216,297

Shareholders’ equity:

Common stock of $2 par value:

Authorized — 200,000,000 shares; Issued — 120,972,150 shares in 2000 and 117,042,020 shares in 1999	241,944	234,084

Surplus	151,212	138,493

Loans to finance stock purchases	(1,777)	(1,715)

Unearned restricted stock	(1,923)	(2,746)

Accumulated other comprehensive loss	(17,120)	(93,198)

Retained earnings	1,108,126	954,307

Total shareholders’ equity	1,480,462	1,229,225

Total liabilities and shareholders’ equity	$19,992,242	$18,445,522

See accompanying notes to consolidated financial statements.

Compass Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31

	2000	1999	1998

	(in Thousands Except Per Share Data)

Interest income:

Interest and fees on loans	$1,023,174	$873,990	$856,532

Interest on investment securities available for sale	298,613	271,909	186,914

Interest on investment securities	105,314	115,294	97,007

Interest on federal funds sold and securities purchased under agreements to resell	3,675	4,220	6,898

Interest on trading account securities	2,068	4,312	5,854

Total interest income	1,432,844	1,269,725	1,153,205

Interest expense:

Interest on deposits	504,262	421,985	403,991

Interest on federal funds purchased and securities sold under agreements to repurchase	88,405	64,115	62,586

Interest on other short-term borrowings	11,608	9,019	9,234

Interest on FHLB and other borrowings	138,731	112,932	79,004

Interest on guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	9,038	8,230	8,230

Total interest expense	752,044	616,281	563,045

Net interest income	680,800	653,444	590,160

Provision for loan losses	53,539	31,962	38,905

Net interest income after provision for loan losses	627,261	621,482	551,255

Noninterest income:

Service charges on deposit accounts	125,656	102,588	88,719

Credit card service charges and fees	29,159	19,548	14,611

Asset management fees	20,090	18,586	16,769

Retail investment sales income	18,540	21,266	19,219

Trading account profits and commissions	7,586	9,756	14,685

Investment securities gains, net	—	2,103	4,255

Other	97,873	69,020	66,065

Total noninterest income	298,904	242,867	224,323

Noninterest expense:

Salaries, benefits and commissions	289,979	271,070	253,589

Equipment expense	50,863	43,641	38,450

Net occupancy expense	44,218	39,395	36,114

Professional services	36,436	38,411	36,709

Merger and integration	8,893	6,787	21,738

Other	139,200	126,739	109,227

Total noninterest expense	569,589	526,043	495,827

Net income before income tax expense	356,576	338,306	279,751

Income tax expense	115,985	114,404	91,913

Net income	$240,591	$223,902	$187,838

Basic earnings per share	$2.01	$1.90	$1.61

Basic weighted average shares outstanding	119,707	116,675	114,628

Diluted earnings per share	$2.00	$1.88	$1.58

Diluted weighted average shares outstanding	120,454	117,774	117,079

See accompanying notes to consolidated financial statements.

Compass Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2000, 1999 and 1998

					Accumulated
					Other		Total
	Preferred	Common		Retained	Comprehensive		Shareholders’
	Stock	Stock	Surplus	Earnings	Income (loss)	Other	Equity

				(in Thousands)

Balance, December 31, 1997	$31,750	$151,958	$117,664	$802,676	$1,074	$(8,049)	$1,097,073

Net income — 1998	—	—	—	187,838	—	—	187,838

Change in unrealized gain (loss) on securities available for sale	—	—	—	—	9,914	—	9,914

Comprehensive income

Common dividends declared ($0.70 per share)	—	—	—	(79,807)	—	—	(79,807)

Preferred dividends declared	—	—	—	(2,996)	—	—	(2,996)

Pre-merger transactions of pooled entities	—	(29)	2,587	—	—	50	2,608

Exercise of stock options	—	787	9,750	(1,379)	—	—	9,158

Issuance of restricted stock	—	142	2,980	—	—	(3,122)	—

Cancellation of restricted stock	—	(32)	(459)	—	—	387	(104)

Issuance of common stock for acquisition accounted for as pooling-of-interests	—	500	(501)	(12)	—	—	(13)

Repayment of loans to finance stock purchases, net of advances	—	—	—	—	—	2,283	2,283

Amortization of restricted stock	—	—	—	—	—	2,038	2,038

Conversion of preferred stock	(3,000)	2,253	747	—	—	—	—

Cash paid for fractional shares in business combinations	—	—	(22)	—	—	—	(22)

Balance, December 31, 1998	28,750	155,579	132,746	906,320	10,988	(6,413)	1,227,970

Net income — 1999	—	—	—	223,902	—	—	223,902

Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(104,186)	—	(104,186)

Comprehensive income

Common dividends declared ($0.80 per share)	—	—	—	(95,492)	—	—	(95,492)

Preferred dividends declared	—	—	—	(1,601)	—	—	(1,601)

Stock split	—	77,895	—	(77,895)	—	—	—

Exercise of stock options	—	500	3,987	(357)	—	—	4,130

Issuance of restricted stock	—	143	2,323	—	—	(2,466)	—

Cancellation of restricted stock	—	(33)	(563)	—	—	596	—

Repayment of loans to finance stock purchases, net of advances	—	—	—	—	—	1,226	1,226

Amortization of restricted stock	—	—	—	—	—	2,596	2,596

Redemption of preferred stock	(28,750)	—	—	(518)	—	—	(29,268)

Cash paid for fractional shares resulting from stock split	—	—	—	(52)	—	—	(52)

Balance, December 31, 1999	—	234,084	138,493	954,307	(93,198)	(4,461)	1,229,225

Net income — 2000	—	—	—	240,591	—	—	240,591

Change in unrealized gain (loss) on securities available for sale	—	—	—	—	76,078	—	76,078

Comprehensive income

Common dividends declared ($0.88 per share)	—	—	—	(106,031)	—	—	(106,031)

Exercise of stock options	—	437	1,997	(32)	—	—	2,402

Issuance of restricted stock	—	191	1,419	—	—	(1,610)	—

Cancellation of restricted stock	—	(8)	(90)	—	—	98	—

Issuance of common stock for acquisition	—	7,240	9,393	19,291	—	—	35,924

Repayment of loans to finance stock purchases, net of advances	—	—	—	—	—	(62)	(62)

Amortization of restricted stock	—	—	—	—	—	2,335	2,335

Balance, December 31, 2000	$—	$241,944	$151,212	$1,108,126	$(17,120)	$(3,700)	$1,480,462

[Additional columns below]

[Continued from above table, first column(s) repeated]

Comprehensive
Income

Balance, December 31, 1997

Net income — 1998	$187,838

Change in unrealized gain (loss) on securities available for sale	9,914

Comprehensive income	$197,752

Common dividends declared ($0.70 per share)

Preferred dividends declared

Pre-merger transactions of pooled entities

Exercise of stock options

Issuance of restricted stock

Cancellation of restricted stock

Issuance of common stock for acquisition accounted for as pooling-of-interests

Repayment of loans to finance stock purchases, net of advances

Amortization of restricted stock

Conversion of preferred stock

Cash paid for fractional shares in business combinations

Balance, December 31, 1998

Net income — 1999	$223,902

Change in unrealized gain (loss) on securities available for sale	(104,186)

Comprehensive income	$119,716

Common dividends declared ($0.80 per share)

Preferred dividends declared

Stock split

Exercise of stock options

Issuance of restricted stock

Cancellation of restricted stock

Repayment of loans to finance stock purchases, net of advances

Amortization of restricted stock

Redemption of preferred stock

Cash paid for fractional shares resulting from stock split

Balance, December 31, 1999

Net income — 2000	$240,591

Change in unrealized gain (loss) on securities available for sale	76,078

Comprehensive income	$316,669

Common dividends declared ($0.88 per share)

Exercise of stock options

Issuance of restricted stock

Cancellation of restricted stock

Issuance of common stock for acquisition

Repayment of loans to finance stock purchases, net of advances

Amortization of restricted stock

Balance, December 31, 2000

See accompanying notes to consolidated financial statements.

Compass Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31

	2000	1999	1998

	(in Thousands)

Operating Activities:

Net income	$240,591	$223,902	$187,838

Adjustments to reconcile net income to cash provided by operations:

Depreciation and amortization	69,629	64,537	50,623

Accretion of discount and loan fees	(19,484)	(18,305)	(18,831)

Provision for loan losses	53,539	31,962	38,905

Net change in trading account securities	33,494	76,966	(15,211)

Deferred tax expense	42,358	9,919	4,548

Gain on sale of securitized loans	—	—	(4,264)

Gain on sale of investment securities available for sale	—	(2,103)	(4,255)

(Gain) loss on sale of premises and equipment	726	(2,728)	1,481

Gain on sale of other real estate owned	(1,397)	(1,039)	(683)

Gain on sale of branches	(16,700)	—	—

Increase in other assets	(183,237)	(9,445)	(520)

Decrease in other liabilities	(8,076)	(4,062)	(16,220)

Net cash provided by operating activities	211,443	369,604	223,411

Investing Activities:

Proceeds from maturities/ calls of investment securities	152,541	408,500	689,437

Purchases of investment securities	(22,294)	—	(1,525,983)

Proceeds from sales of investment securities available for sale	279,104	431,418	716,182

Proceeds from maturities/calls of investment securities available for sale	771,053	985,875	1,111,256

Purchases of investment securities available for sale	(432,573)	(1,023,867)	(2,396,617)

Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	11,372	(45,066)	122,222

Net increase in loan portfolio	(1,325,637)	(1,487,692)	(1,454,486)

Net cash received (paid) in acquisitions of banks	(51,956)	140,790	—

Net cash paid in sale of branches	(137,726)	—	—

Sale of securitized loans	—	—	359,680

Purchases of premises and equipment	(67,515)	(71,736)	(55,661)

Proceeds from sales of other real estate owned	9,076	7,518	7,804

Net cash used by investing activities	(814,555)	(654,260)	(2,426,166)

Financing Activities:

Net increase in demand deposits, NOW accounts and savings accounts	187,546	88,909	986,355

Net increase in time deposits	384,950	57,908	152,501

Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	211,728	(418,896)	574,295

Net increase (decrease) in other short-term borrowings	(11,531)	14,758	(23,704)

Proceeds from FHLB advances and other borrowings	1,300,000	1,869,682	829,004

Repayment of FHLB advances and other borrowings	(1,364,438)	(1,351,397)	(214,269)

Issuance of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	17,822	—	—

Cash paid in lieu of fractional shares	(1)	(52)	(22)

Redemption of preferred stock	—	(29,268)	—

Common and preferred dividends paid	(105,964)	(98,157)	(82,176)

Pre-merger transactions of pooled entities	—	—	2,608

Repayment of loans to finance stock purchases, net of advances	578	2,785	5,121

Proceeds from exercise of stock options	1,763	2,571	6,307

Net cash provided by financing activities	622,453	138,843	2,236,020

Net increase (decrease) in cash and due from banks	19,341	(145,813)	33,265

Cash and due from banks at beginning of the year	700,146	845,959	812,694

Cash and due from banks at end of the year	$719,487	$700,146	$845,959

See accompanying notes to consolidated financial statements.

Compass Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998

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

      Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition. Prior information has been restated to reflect the Western Bancshares, Inc. acquisition accounted for using the pooling-of-interests method of accounting.

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

Nature of Operations

      The Subsidiary Banks operate 340 branches in Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico and Texas. The Subsidiary Banks’ branches in Alabama are located throughout the state while its Florida branches are concentrated in the Jacksonville area and in the Florida panhandle. In Texas, the Subsidiary Banks’ branches are primarily located in the state’s four largest metropolitan areas of Houston, Dallas, San Antonio and Austin. The Subsidiary Banks’ Arizona operations are primarily located in Tucson and Phoenix. The Company’s New Mexico branches are concentrated around the Albuquerque metropolitan area. The Colorado branches are concentrated around the Denver metropolitan area. The Nebraska branches are near the Colorado border.

Stock Split

      On February 15, 1999, the Company announced a three-for-two stock split that was effected in the form of a 50 percent stock dividend on April 2, 1999, to shareholders of record as of March 15, 1999. Shareholders’ equity, as presented in the Consolidated Balance Sheets, reflects the issuance of 38,947,399 shares of the Company’s common stock. Per share information for all periods has been restated to reflect the stock split in accordance with generally accepted accounting principles.

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
December 31, 2000, 1999 and 1998

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

Securities Purchased Under Agreements to Resell

      The Company enters into purchases of securities under agreements to resell substantially identical securities. At December 31, 2000, securities purchased under agreements to resell were approximately $24.8 million. The market value of the securities underlying the agreements was approximately $25.0 million.

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
December 31, 2000, 1999 and 1998

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

Merger and Integration Expenses

      Merger and integration expenses, as presented in the Consolidated Statements of Income, represent costs associated with business combinations completed by the Company and costs associated with maintaining the Company’s mergers and acquisition department. These costs primarily include compensation expense incurred, data processing systems conversion costs, professional fees and broker fees.

Intangibles

      Intangible assets are included in other assets in the Consolidated Balance Sheets. The amortization periods for these assets are dependent upon the type of intangible asset. Goodwill is amortized over a period not greater than 25 years; core deposit and other identifiable intangibles are amortized over a period based on the life of the intangible which generally varies from 10 to 25 years. Goodwill is amortized using the straight-line method and other identifiable intangibles are amortized using accelerated methods as appropriate. The Company periodically reviews its intangible assets for impairment. Intangible assets totaled $299 million and $247 million at December 31, 2000 and 1999, respectively.

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

Derivative Financial Instruments

      As part of the Company’s overall interest rate risk management, the Company uses interest rate swaps, caps and floors. For interest rate swaps, caps and floors that are designated as synthetic alterations of existing assets or liabilities and that meet the Company’s tolerance for interest rate risk, changes in the fair value are not reflected in the financial statements until realized. Gains or losses on terminated swaps, caps and floors are deferred and amortized as an adjustment of net interest income over the remaining lives of the original contracts. At year-end 2000 and 1999, there were no deferred gains or losses on terminated interest rate protection contracts.

      Interest income or expense related to interest rate swaps, caps and floors is recorded over the life of the agreement as an adjustment to net interest income. Changes in the fair value of options used in the securities trading portfolio, as well as changes in the fair value of short-sale transactions, are recognized currently by the

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

mark-to-market method of accounting and are recorded in the noninterest income section of the Consolidated Statements of Income as trading account profits and commissions.

Securitization and Sales of Receivables

      When the Company sells receivables in securitizations of automobile loans and residential mortgage loans, it may retain one or more senior tranches, subordinated tranches, servicing rights, and in some cases a cash reserve account and interest-only strips, all of which are retained interests in the securitized receivables. Gains or losses on sale of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Subsequent to the sales, certain retained interests are carried at fair value as investment securities available for sale. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Company generally estimates fair value based on the present value of future expected cash flows using management’s estimates of the key assumptions — credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

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

Recently Issued Accounting Standards

Accounting for Derivative Instruments and Hedging Activities

      In June, 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” which delayed the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133.

      On January 1, 2001, Compass adopted SFAS No. 133 and recognized an asset of $27 million for the fair value of derivative instruments which have been designated as fair value hedges of the Company’s fixed rate long-term debt. The impact of recognizing this asset was offset entirely by the recognition of an adjustment to long-term debt. In conjunction with the adoption of SFAS No. 133, the Company also transferred held to maturity securities with an amortized cost of $475 million and an estimated fair value of $474 million into the available for sale category. There was no income statement impact from the adoption of SFAS No. 133.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires substantial disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration. The statements provide accounting and reporting standards for such transactions based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Portions of the statement are effective immediately and have been adopted by the Company. Other portions become effective for transactions occurring after March 31, 2001. The adoption of the continuing provisions of SFAS No. 125 did not have a material impact on the Company’s consolidated financial position or consolidated results of operations. Management does not anticipate that the adoption of the new provisions of SFAS No. 140 will have a material impact on the Company’s consolidated financial position or consolidated results of operations.

(2)  Investment Securities and Investment Securities Available for Sale

      The following table presents the adjusted cost and approximate fair value of investment securities and investment securities available for sale at December 31, 2000 and 1999.

	2000		1999

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in Thousands)

Investment securities:

U.S. Treasury and other U.S. Government agencies and corporations	$61,706	$60,843	$56,751	$53,626

Mortgage-backed pass-through securities	88,241	88,988	127,788	127,031

CMOs and other mortgage derivative products	1,202,574	1,194,178	1,297,430	1,240,468

States and political subdivisions	79,621	81,517	75,930	77,725

Other	2,265	1,539	2,480	2,470

Total	$1,434,407	$1,427,065	$1,560,379	$1,501,320

	2000		1999

	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost

	(in Thousands)

Investment securities available for sale:

Debt securities:

U.S. Treasury and other U.S. Government agencies and corporations	$321,750	$322,140	$250,913	$262,634

Mortgage-backed pass-through securities	420,282	421,494	369,949	384,599

CMOs and other mortgage derivative products	3,737,454	3,758,818	2,848,661	2,962,617

States and political subdivisions	104,654	105,941	90,702	98,811

Asset-backed securities and corporate bonds	264,691	262,842	487,236	485,692

Other	63,795	66,532	45,576	47,337

Equity securities	119,636	120,377	125,398	125,630

Total	$5,032,262	$5,058,144	$4,218,435	$4,367,320

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

      At December 31, 2000, approximately $3.3 billion of investment securities available for sale and $600 million of investment securities were pledged to secure public deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law. The following table details unrealized gains and losses on investment securities and investment securities available for sale as of December 31, 2000 and 1999.

	2000		1999

	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

	(in Thousands)

Investment securities:

U.S. Treasury and other U.S. Government agencies and corporations	$5	$868	$6	$3,131

Mortgage-backed pass-through securities	1,119	372	752	1,509

CMOs and other mortgage derivative products	2,629	11,025	5,311	62,273

States and political subdivisions	2,027	131	1,861	66

Other	—	726	—	10

Total	$5,780	$13,122	$7,930	$66,989

Investment securities available for sale:

Debt securities:

U.S. Treasury and other U.S. Government agencies and corporations	$2,336	$2,726	$5	$11,726

Mortgage-backed pass-through securities	1,608	2,820	501	15,151

CMOs and other mortgage derivative products	6,598	27,962	30	113,986

States and political subdivisions	701	1,988	70	8,179

Asset-backed securities and corporate bonds	1,864	15	1,597	53

Other	—	2,737	—	1,761

Equity securities	—	741	—	232

Total	$13,107	$38,989	$2,203	$151,088

      The maturities of the securities portfolios are presented in the following tables.

	2000

	Carrying	Fair
	Amount	Value

	(in Thousands)

Investment securities:

Maturing within one year	$7,951	$8,045

Maturing after one but within five years	60,191	60,852

Maturing after five but within ten years	58,326	58,515

Maturing after ten years	17,124	16,487

	143,592	143,899

Mortgage-backed securities and CMOs	1,290,815	1,283,166

Total	$1,434,407	$1,427,065

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

	Fair	Amortized
	Value	Cost

	(in Thousands)

Investment securities available for sale:

Maturing within one year	$484,006	$483,098

Maturing after one but within five years	225,063	225,523

Maturing after five but within ten years	63,639	63,999

Maturing after ten years	101,818	105,212

	874,526	877,832

Mortgage-backed securities and CMOs	4,157,736	4,180,312

Total	$5,032,262	$5,058,144

      There were no gains or losses on sales of investment securities available-for-sale during 2000. Gross gains of $2.2 million in 1999 and $4.4 million in 1998 and gross losses of $100,000 in 1999 and 1998 were realized on sales of investment securities available-for-sale. No securities were transferred to the trading portfolio during either 2000 or 1999.

(3)  Loans and Allowance for Loan Losses

      The following presents the composition of the loan portfolio at December 31, 2000 and 1999.

	2000	1999

	(in Thousands)

Commercial, financial and agricultural	$3,963,082	$3,492,882

Real estate — construction	1,968,635	1,697,674

Real estate — mortgage	3,941,321	4,123,822

Consumer installment	1,621,472	1,622,231

	$11,494,510	$10,936,609

      A summary of the activity in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 follows:

	2000	1999	1998

	(in Thousands)

Balance at beginning of year	$145,890	$139,423	$137,912

Provision charged to income	53,539	31,962	38,905

Allowance for loans acquired (sold)	7,560	3,783	(3,212)

Loans charged off	(65,436)	(40,240)	(43,267)

Loan recoveries	12,080	10,962	9,085

Net charge-offs	(53,356)	(29,278)	(34,182)

Balance at end of year	$153,633	$145,890	$139,423

      The recorded investment in impaired loans at December 31, 2000 was $79 million and at December 31, 1999 was $61 million. The Company had specific allowance amounts related to those loans of $26 million and $20 million, respectively. There were no impaired loans without a specific allowance at December 31, 2000 or 1999. The average investment in these loans for the years ended December 31, 2000 and 1999 amounted to $70 million and $43 million, respectively.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

      Nonperforming assets at December 31, 2000, 1999 and 1998 are detailed in the following table.

	December 31

	2000	1999	1998

	(in Thousands)

Nonaccrual loans	$82,366	$74,605	$48,628

Renegotiated loans	84	239	665

Total nonperforming loans	82,450	74,844	49,293

Other real estate	13,975	7,250	6,796

Total nonperforming assets	$96,425	$82,094	$56,089

(4)  Managed Loans

      During 2000, the Company securitized approximately $1.2 billion of residential mortgage loans. During 1999, the Company securitized approximately $500 million of residential mortgage loans and $500 million of automobile loans. In all the securitizations, the Company retained nearly all of the interests in the securitized assets. The Company retained senior certificated interests for which quoted market prices are available. The senior certificated interests are classified on the Balance Sheet as investment securities available for sale. The Company retains servicing responsibilities and receives annual servicing fees approximating 0.3 percent (for mortgage loans) and 1.0 percent (for automobile loans) of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

      In 1998, the Company securitized approximately $400 million of automobile loans and sold the resulting securities to third parties. A pretax gain of $4.3 million was recognized on the securitization. The Company retained an interest only strip in the transaction. The fair value, and recorded value, of the interest only strip was $5.1 million at December 31, 2000. At December 31, 2000, key economic assumptions used to estimate the current fair value of the interest only strip were a 1.2 year weighted-average life, expected credit losses of 0.6 percent, and residual cash flow discount rate of 10 percent. The sensitivity of the current fair value of the interest only strip to 10 percent and 20 percent adverse changes in those assumptions was not material.

      The table below summarizes certain cash flows received from and paid to securitization trusts (dollars in millions):

	Year Ended
	December 31

	2000	1999

Proceeds from collections	$511	$374

Servicing fees received	5	4

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

      The following table presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them (dollars in thousands):

		Principal
	Total	Amount of
	Principal	Nonaccrual and
	Amount	90 Days or More	Net Credit
	of Loans	Past Due Loans	Losses

December 31, 2000:

Loan category:

Residential real estate — mortgage	$3,890,579	$15,295	$1,279

Consumer installment	1,921,464	9,821	30,518

Other loans	7,816,503	78,586	23,651

Total Loans Managed	13,628,546	$103,702	$55,448

Loans securitized and sold to third parties	(61,065)

Loans securitized and transferred to investment securities available for sale	(2,072,971)

Loans held in portfolio	$11,494,510

December 31, 1999:

Loan category:

Residential real estate — mortgage	$3,256,013	$13,843	$651

Consumer installment	2,210,920	11,131	24,215

Other loans	6,823,121	66,964	6,966

Total Loans Managed	12,290,054	$91,938	$31,832

Loans securitized and sold to third parties	(143,366)

Loans securitized and transferred to investment securities available for sale	(1,210,079)

Loans held in portfolio	$10,936,609

(5)  Deposits

      Certificates of deposit of less than $100,000 totaled $2.9 billion at December 31, 2000, while certificates of deposit of $100,000 or more totaled $1.9 billion. At December 31, 2000, the scheduled maturities of certificates of deposit were as follows (in thousands):

2001	$3,419,118

2002	932,930

2003	270,055

2004	34,427

2005	167,832

Thereafter	21,165

Total	$4,845,527

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

(6)  Short-Term Borrowings

      The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds.

	December 31

	2000	1999

	(in Thousands)

Federal funds purchased	$1,097,171	$1,013,795

Securities sold under agreements to repurchase	507,882	326,720

Total	1,605,053	1,340,515

Short sales	3,289	19,821

Commercial paper	85,326	83,622

Other short-term borrowings	74,461	71,164

Total	163,076	174,607

Total short-term borrowings	$1,768,129	$1,515,122

      Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under agreements to repurchase are borrowings collateralized by securities of the U.S. Government or its agencies and have maturities ranging from one to ninety days.

(7)  FHLB and Other Borrowings

      The following table details the Company’s FHLB advances and other long-term borrowings at December 31, 2000 and 1999, including maturities and interest rates as of December 31, 2000.

		December 31
	Maturity
	Dates	2000	1999

		(in Thousands)

Subordinated debentures:

Prime rate subordinated debentures	2000	$—	$400

Prime rate plus 0.5% subordinated debentures	2002	—	400

7% subordinated debentures	2003	75,000	75,000

8.375% subordinated debentures	2004	50,000	50,000

8.10% subordinated debentures	2009	165,000	175,000

6.45% subordinated debentures	2009	100,000	100,000

Discount		(5,421)	(2,537)

Total subordinated debentures		384,579	398,263

8.25% mortgages payable	2026	1,154	—

FHLB advances:

LIBOR-based floating rate (weighted average rate of 6.55%)	2001-2009	1,500,000	1,500,000

Fixed rate, callable quarterly (weighted average rate of 5.63%)	2005-2014	513,709	566,864

		2,013,709	2,066,864

		$2,399,442	$2,465,127

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

      At December 31, 2000, FHLB advances were secured by approximately $1 billion of real estate first and second mortgage loans and $1.8 billion of securities.

      The following table presents maturity information for the Company’s FHLB and other borrowings as of December 31, 2000.

	Subordinated	Mortgages	FHLB
	Debentures	Payable	Advances

	(in Thousands)

Maturing:

2001	$—	$—	$200,000

2002	—	—	—

2003	74,875	—	100,000

2004	49,858	—	300,000

2005	—	—	900,000

Thereafter	259,846	1,154	513,709

Total	$384,579	$1,154	$2,013,709

(8)  Capital Securities and Preferred Stock

Capital Securities

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
December 31, 2000, 1999 and 1998

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

Class B Preferred Stock

      In December 2000, a subsidiary of the Company issued $21 million of Class B Preferred Stock (the “Preferred Stock”). The Preferred Stock qualifies as Tier I Capital under Federal Reserve Board guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9 7/8 percent of the liquidation preference of $1,000 per share when, and if declared by the Board of Directors of the Subsidiary, in its sole discretion, out of funds legally available for such payment.

      The Preferred Stock is redeemable for cash, at the option of the Subsidiary, in whole or in part, at any time on or after June 15, 2021. Prior to June 15, 2021, the Preferred Stock is not redeemable, except that prior to such date, the Preferred Stock may be redeemed for cash, at the option of the Subsidiary, in whole but not in part, only upon the occurrence of any of the tax or regulatory events. Any such redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System. The Preferred Stock is not redeemable at the option of the holders thereof at any time.

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

      In connection with its acquisition of Arizona Bank, all 120,000 shares of Series C Preferred Stock (“Series C”) were converted into 1,689,582 shares of the Company’s common stock. Dividends of $1.78 per share were paid on Series C in 1998 prior to conversion. During 1999, the remaining 460,000 shares of Series E 10.5 percent noncumulative, nonparticipating perpetual preferred stock, $25 par value (“Series E”) and 690,000 shares of Series F 9.125 percent noncumulative, nonparticipating perpetual preferred stock, $25 par value (“Series F”) were redeemed. Dividends of $2.625 per share were paid each year on Series E during 1999, and 1998. Dividends of $2.28 per share were paid on Series F in 1998 with dividends of $0.57 per share paid in 1999 prior to conversion.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

Capital Securities of Pending Acquisition

      On January 4, 2001, the Company completed the merger with FirsTier Corporation (“FirsTier”). In February 1999, FW Capital I, a special-purpose wholly-owned trust subsidiary of FirsTier, completed an offering of 2,300,000 shares (issue price of $10 per share) totaling $23.0 million of fixed-rate 9.375 percent Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. FW Capital I invested the total proceeds it received in 9.375 percent Junior Subordinated Deferrable Interest Debentures (Debentures) issued by the Company. Interest paid on the Debentures will be distributed to the holders of the Preferred Securities. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of FirsTier.

      The distribution rate payable on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Preferred Securities are subject to mandatory redemption upon repayment of the Debentures. The Debentures mature on February 16, 2029, which may be shortened to not earlier than February 16, 2004, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of FW Capital I, the Debentures or the Preferred Securities. FirsTier has the right to terminate FW Capital I and cause the Debentures to be distributed to the holders of the Preferred Securities in liquidation of such trust.

(9)  Off-Balance Sheet Instruments

      The Company is a party to derivative financial instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative financial instruments, as well as the Company’s commitments to extend credit and standby letters of credit, as of December 31, 2000 and 1999.

	2000		1999

		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading

	(in Thousands)

Commitments to extend credit	$—	$7,277,464	$—	$4,752,538

Standby and commercial letters of credit	—	226,777	—	122,047

Forward and futures contracts	324,644	—	54,114	—

Interest rate swap agreements	326,978	1,786,057	116,427	2,899,545

Floors and caps written	186,407	—	104,500	—

Floors and caps purchased	157,797	—	99,500	—

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
December 31, 2000, 1999 and 1998

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

      The primary purpose for using interest rate contracts in the trading account is to facilitate customer transactions. Changes in the estimated fair value of contracts in the trading account are recorded in other noninterest income as trading profits and commissions. Net interest amounts received or paid on interest rate contracts in the trading account are recorded as an adjustment of interest on trading account securities.

      The following table summarizes interest rate contracts held in the trading account at December 31, 2000:

							Weighted
				Weighted Average		Weighted	Average
				Rate*		Average	Repricing
	Notional	Carrying	Estimated			Years to	Frequency
	Amount	Value‡	Fair Value	Received	Paid	Expiration	(Days)

	(in Thousands)

Trading interest rate contracts:

Swaps:

Receive fixed versus:

1-month LIBOR	$67,490	$1,952	$1,952	6.74%	7.29%	3.17	30

3-month LIBOR	47,723	1,028	1,028	7.82	7.56	4.68	90

BMA Muni Swap Index	5,000	136	136	4.62	3.67	5.00	30

Prime	45,000	1,255	1,255	9.16	9.50	1.36	1

Receive float versus:

1-month LIBOR	61,765	204	204	6.94	6.09	3.44	35

3-month LIBOR	30,000	(605)	(605)	6.74	7.54	8.25	90

BMA Muni Swap Index	5,000	101	101	4.21	4.48	5.00	30

Prime	65,000	(1,437)	(1,437)	9.50	9.12	1.39	28

Caps:

Purchased	81,500	45	45	*	*	.91	69

Written	111,407	252	252	*	*	1.58	68

Floors:

Purchased	76,297	1,035	1,035	*	*	2.60	82

Written	75,000	(980)	(980)	*	*	2.19	83

Total	$671,182	$2,986	$2,986

*	Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 2000. For caps and floors, the rate shown represents the weighted average net interest differential between the index rate and the cap or floor rate.

‡	Positive carrying values represent assets of the Company while negative amounts represent liabilities.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

      For derivative financial instruments held or issued for trading purposes, the fair values as of December 31, 2000 and 1999, and the average fair value during those years, are presented in the following table.

	2000		1999

	Period-End	Average	Period-End	Average
	Fair Value	Fair Value	Fair Value	Fair Value

	(in Thousands)

Swaps	$2,634	$645	$66	$(1)

Floors and caps:

Assets	1,080	399	125	231

Liabilities	(728)	(398)	(132)	(270)

Other options:

Assets	—	—	—	30

Liabilities	—	—	—	(17)

      The net trading profits (losses) for derivative financial instruments during 2000 were $(407,000) for forwards and futures, $1,422,000 for swaps, $240,000 for floors and caps and $(35,000) for other options. Such amounts represent only a portion of total trading account profits and commissions. The total trading account profit for 2000 was $7.6 million, a decrease of $2.2 million from 1999.

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

      The following table details various information regarding swaps, caps and floors used for other than trading purposes as of December 31, 2000.

						Weighted	Weighted
				Weighted Average		Average	Average
				Rate*		Expected	Repricing
	Notional	Carrying	Estimated			Maturity	Frequency
	Amount	Value†	Fair Value	Received	Paid	(Years)	(Days)

	(in Thousands)

Non-trading interest rate contracts:

Swaps:

Receive fixed versus 1-month LIBOR	$300,000	$(166)	$983	5.96%	6.71%	1.89	30

Receive fixed versus 3-month LIBOR	1,426,976	8,814	31,133	6.36	6.79	5.84	90

Basis swaps†	59,081	395	97	7.60	7.18	4.70	90

	$1,786,057	$9,043	$32,213

†	On $59 million of basis swaps, the Company receives interest based on three-month LIBOR plus 84 basis points and pays interest based on the one-year Constant Maturity Treasury plus 150 basis points.

*	Weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at December 31, 2000.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

      At December 31, 2000, swaps, caps and floors acquired for other than trading purposes were associated with the following asset or liability categories:

		Notional Principal Associated With

				Guaranteed
	Total		Adjustable-	Preferred	Fixed-Rate
	Notional		Rate	Beneficial	Subordinated
	Principal	Loans	Investments	Interests	Debentures

	(in Thousands)

Swaps:

Receive fixed	$1,726,976	$1,315,276	$—	$100,000	$311,700

Basis swaps	59,081	—	59,081	—	—

	$1,786,057	$1,315,276	$59,081	$100,000	$311,700

      Derivative financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate contracts, including caps, floors and swap transactions and other options, the contract or notional amounts significantly exceed the ultimate exposure to credit loss. The Company has credit risk on uncollateralized interest rate swaps and purchased floors and caps for the amount required to replace such contracts in the event of counterparty default. At December 31, 2000, the Company estimates its credit risk in the event of total counterparty default to be $30.9 million for interest rate swaps and $1.3 million for purchased floors and caps. The Company controls the credit risk of its interest rate contracts through credit approvals, limits and monitoring procedures.

      The Company also has recorded as liabilities certain short-sale transactions amounting to $3.3 million at December 31, 2000, which could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable, and the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to U.S. Government securities for which there is an active, liquid market. The Company does not expect the amount of losses, if any, on such transactions to be material.

(10)  Commitments and Contingencies

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

      The following is a schedule of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2000, for leased facilities (in thousands):

2001	$12,670

2002	10,480

2003	6,582

2004	5,323

2005	3,629

Thereafter	15,330

$54,014

      Minimum rentals for all operating leases charged to earnings totaled $23.6 million, $20.1 million, and $18.1 for years ended December 31, 2000, 1999 and 1998, respectively.

      The Company and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which relate to lending, collections, servicing, investment, trust and other activities seek substantial sums as damages. Among the actions which are pending are actions filed as class actions in the State of Alabama. The actions are similar to others that have been brought in recent years in Alabama and Texas against financial institutions in that they seek substantial compensatory and punitive damages in connection with transactions involving relatively small amounts of actual damages. In recent years, juries in certain Alabama and Texas state courts have rendered large damage awards in such cases.

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

      During 2000, the Company established an off-balance-sheet conduit which holds securities totaling $889 million at December 31, 2000. The Company, acting as sponsor to the conduit, sells securities to the conduit. The conduit obtains financing in the commercial paper market. Compass, under agreements with the conduit, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances. The commitment is for amounts up to $2 billion. No funding or purchase of assets had occurred as of December 31, 2000.

(11) Regulatory Matters and Dividends from Subsidiaries

      The Company and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines, the regulatory framework for prompt corrective action, and the Gramm-Leach-Bliley Act, the Company and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of each bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Subsidiary Banks are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

      Quantitative measures established by the regulators to ensure capital adequacy require the Company and the Subsidiary Banks to maintain minimum core capital (“Tier I Capital”) of at least four percent of risk-weighted assets, minimum total capital (“Total Qualifying Capital”) of at least eight percent of risk-weighted assets and a minimum leverage ratio of four percent of adjusted quarterly assets. As of December 31, 2000, the Company and the Subsidiary Banks meet all capital adequacy requirements to which they are subject.

      At December 31, 2000, the regulatory capital ratios of the Company’s Subsidiary Banks exceeded the minimum ratios required for “well-capitalized” banks as defined by federal regulators. To be categorized as “well-capitalized”, the Subsidiary Banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10 percent, 6 percent and 5 percent, respectively. Further, in order to continue its status as a financial holding company as defined by the Gramm-Leach-Bliley Act with the enhanced ability afforded thereby to offer products and services and engage in expanded financial activities, the Company’s subsidiary banks must each comply with such “well-capitalized” standards. There are no conditions or events that management believes have changed the Subsidiary Banks’ category.

      The following table presents the actual capital amounts (in thousands) and ratios of the Company and its significant Subsidiary Banks at December 31, 2000 and 1999.

	Total Qualifying Capital		Tier I Capital		Leverage

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2000:

Consolidated	$1,814,242	11.39%	$1,340,898	8.42%	$1,340,898	6.95%

Compass Bank	1,743,848	10.97	1,268,369	7.98	1,268,369	6.59

As of December 31, 1999:

Consolidated	$1,692,436	11.65%	$1,188,968	8.19%	$1,188,968	6.52%

Compass Bank	1,697,535	11.70	1,216,823	8.39	1,216,823	6.69

      Dividends paid by the Subsidiary Banks are the primary source of funds available to the Company for payment of dividends to its shareholders and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Subsidiary Banks. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Subsidiary Banks. At December 31, 2000, approximately $34 million of the Subsidiary Banks’ net assets were available for payment of dividends without prior regulatory approval. Additionally, the Company’s Subsidiary Banks could have paid additional dividends to the parent holding company in the amount of $154 million while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2000.

      The Subsidiary Banks are required to maintain cash balances with the Federal Reserve. The average amounts of those balances for the years ended December 31, 2000 and 1999, were approximately $201 million and $170 million, respectively.

(12)  Stock Based Compensation

      The Company has four long-term incentive stock option plans for key senior officers of the Company and its subsidiaries. The stock option plans provide for these key employees to purchase shares of the Company’s $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1982 Long Term Incentive Plan, the 1989 Long Term Incentive Plan, the 1996 Long Term Incentive Plan, and the 1999 Omnibus Incentive Compensation Plan, shares of the Company’s common stock have been reserved for issuance. The options granted under the plans must be exercised within 5 years and 10 years from the date of grant. The incentive stock option agreements state that incentive options may be exercised in whole or in part until expiration date. The plans also provide for the granting of stock appreciation rights to certain holders of

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

nonqualified stock options. A stock appreciation right allows the holder to surrender an exercisable stock option in exchange for common stock (at fair market value on the date of exercise), cash, or in a combination thereof, in an amount equal to the excess of the fair market value of covered shares over the option price of such shares. The following summary sets forth activity under the plans for the years ended December 31:

	2000		1999		1998

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of the year	4,567,905	$21.39	3,558,226	$19.94	3,074,010	$14.47

Granted	1,584,174	16.91	1,680,343	24.04	1,332,879	29.25

Exercised	(221,940)	11.16	(294,791)	13.59	(674,180)	12.55

Forfeited	(511,950)	22.92	(375,873)	25.49	(174,483)	23.29

Outstanding, end of the year	5,418,189	$20.36	4,567,905	$21.39	3,558,226	$19.94

Weighted average fair value of options granted during the year	$3.96		$6.75		$5.55

Exercisable, end of the year	3,393,074		2,686,057		2,138,595

      Of the 5,418,189 outstanding options at December 31, 2000, 3,393,074 were exercisable, at a weighted average exercise price of $20.14, with the remaining 2,025,115 having a remaining vesting period of up to three years. Exercise prices for options outstanding as of December 31, 2000, ranged from $5.11 to $33.00.

      The following table provides certain information with respect to stock options outstanding at December 31, 2000:

			Weighted
		Weighted	Average
	Stock	Average	Remaining
Range of	Options	Exercise	Contractual
Exercise Prices	Outstanding	Price	Life

Under $10.00	100,614	$8.83	1.21

$10.00 — $14.99	812,953	12.71	3.82

$15.00 — $21.99	2,161,934	17.53	8.14

$22.00 or more	2,342,688	26.12	7.68

	5,418,189	20.36	7.17

      At December 31, 2000, the shares under option included nonqualified options issued to certain executives to acquire 16,875 shares of common stock which provide for tandem stock appreciation rights that are exercisable only upon the occurrence of certain contingent events. Because of the restrictions upon exercise of the stock appreciation rights, no compensation expense has been recorded with respect to these rights.

      The shares under option also included nonqualified options without stock appreciation rights issued to certain executives to acquire shares of common stock as follows: 1,182,478 shares at year-end 2000, 782,734 shares at year-end 1999 and 344,889 shares at year-end 1998.

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

      Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.05 percent, 6.29 percent and 5.49 percent; dividend yields of 5.23 percent, 3.34 percent and 2.39 percent; volatility factors of the expected market price of the Company’s common stock of 0.404, 0.385 and 0.217; and a weighted-average expected life of the options of 3.2 years, 3.5 years and 3.5 years.

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

      The Company’s options granted in 2000, 1999 and 1998 vest ratably over a period of three years, therefore for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period. The Company’s actual and pro forma information follows (in thousands except for earnings per share information):

	Year Ended December 31

	2000	1999	1998

Net income:

As reported	$240,591	$223,902	$187,838

Pro forma	233,386	217,311	184,185

Basic earnings per share:

As reported	$2.01	$1.90	$1.61

Pro forma	1.95	1.84	1.58

Diluted earnings per share:

As reported	$2.00	$1.88	$1.58

Pro forma	1.94	1.83	1.55

      During 2000, 1999 and 1998, the Company issued 95,670, 100,600 and 129,287 shares, respectively, of restricted common stock to certain executive officers with a fair value at issuance of $1,443,173, $2,466,067 and $3,122,286, respectively. The fair value of the shares issued each of the last three years is expensed over a three year period based on the expected period of vesting. Because the restricted stock is legally issued and outstanding, the fair value of the restricted stock at issuance is reflected in common stock and surplus with a corresponding offset for the amount of unearned compensation expense. During 2000, 1999 and 1998, compensation expense of $2,335,115, $2,596,579 and $2,038,206, respectively, was recognized in connection with the restricted stock.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

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

      The following tables set forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31:

	2000	1999

	(in Thousands)

Projected benefit obligation, beginning of year	$88,078	$90,707

Service cost	6,880	7,186

Interest cost	6,568	6,242

Actuarial gain	(5,894)	(14,156)

Benefits paid	(2,108)	(1,901)

Projected benefit obligation, end of year	93,524	88,078

Fair value of plan assets, beginning of year	100,072	88,467

Actual return on plan assets	5,862	13,506

Employer contributions	—	—

Benefits paid	(2,108)	(1,901)

Fair value of plan assets, end of year — primarily listed stocks and U.S. bonds	103,826	100,072

Funded status of plan	10,302	11,994

Unrecognized prior service cost	736	799

Unrecognized net (gain) loss	(12,742)	(10,589)

Net pension asset (liability)	$(1,704)	$2,204

	2000	1999

	(in Thousands)

Net pension asset, beginning of year	$2,204	$7,341

Employer contributions	—	—

Net period pension cost	(3,908)	(5,137)

Net pension asset (liability), end of year	$(1,704)	$2,204

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

      Net pension cost for 2000, 1999 and 1998 included the following components:

	2000	1999	1998

	(in Thousands)

Service cost	$6,880	$7,186	$5,959

Interest cost	6,568	6,242	5,516

Amortization of prior service cost	63	63	63

Recognized net actuarial (gain) loss	(193)	—	377

Estimated return on plan assets	(9,410)	(8,326)	(7,036)

Amortization of unrecognized transitional asset	—	(28)	(444)

Net periodic pension cost	$3,908	$5,137	$4,435

      The weighted average discount rate was 7.75 percent for 2000 and 1999, and 7.00 percent for 1998. The rate of increase in future compensation levels was six percent for 2000, 1999, and 1998. Both rates are used in determining the actuarial present value of the projected benefit obligation. The assumed long-term rate of return on plan assets was 9.50 percent in 2000, 1999, and 1998. Prior service cost is amortized on a straight-line basis.

      In 1997, the Company established benefit plans for certain key executives that provide additional retirement benefits not otherwise provided in the Company’s basic benefit plans. This plan had an unfunded projected benefit obligation of $5.0 million and $3.7 million and a net plan liability of $2.8 million and $1.8 million, that is reflected in accrued expenses and other liabilities, as of December 31, 2000 and 1999, respectively. Net periodic plan expense was $965,000, $735,000 and $567,000 in 2000, 1999 and 1998, respectively.

      The Company has a qualified retirement plan that is both a section 401(k) plan and an employee stock ownership plan (“ESOP”) under the Internal Revenue Code. Employees can contribute up to 15 percent of their salaries to the plan on a pretax basis subject to regulatory limits and the Company at its discretion can match up to 100 percent of 6 percent of the participants’ compensation contributed to the plan. The Company’s matching contributions are based on predetermined income levels and totaled $2.9 million in 2000, $3.8 million in 1999, and $3.8 million in 1998. Contributions to the ESOP portion of the plan are made in amounts determined by the Board of Directors of the Company. Such contributions are invested in common stock of the Company that is purchased on the open market and are ordinarily distributed to employees upon their retirement or other termination of employment. Contributions to the ESOP are allocated to the accounts of the participants based upon their compensation, with right to such accounts vested after five years of employment. The Company did not make a contribution in 2000. The Company contributed $871,000 in 1999 and $3.0 million during 1998.

The administrative costs incurred by the plan are paid by the Company at no cost to the participants.

      The Company also has a monthly investment plan. Under the plan, employees may contribute monthly up to 10 percent of their salary and the Company contributes 30 cents for each dollar of the employees’ contributions toward the purchase of common stock of the Company. The common stock is purchased in the open market and brokerage fees and other incidental expenses are absorbed by the Company. Costs incurred by the Company under the plan were $2.7 million in 2000, $2.6 million in 1999, and $2.2 million in 1998 and are reflected in salaries, benefits and commissions expense.

(14)  Business Combinations and Divestitures

Purchase Acquisitions

      On July 17, 2000, the Company completed the acquisition of Founders Bank of Arizona (“Founders”) in Phoenix, with assets of approximately $400 million. The Company acquired all of the outstanding shares of Founders in exchange for approximately $80 million in cash. The transaction was accounted for under the purchase method of accounting. Intangible assets resulting from the purchase totaled approximately $70 million.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

      On December 14, 2000, the Company completed the acquisition of Texas Insurance Agency, one of the largest independent insurance agencies in Texas. Headquartered in San Antonio, Texas Insurance Agency specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and private banking customers as well as home and automobile insurance for retail customers. Under the terms of the agreement, the Company acquired Texas Insurance in a cash transaction. Intangibles resulting from the purchase approximated $5 million.

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

Pooling-of-Interests

      On January 13, 2000, the Company completed the merger with Western Bancshares, Inc. in Albuquerque, New Mexico, with assets in excess of $300 million. The transaction was accounted for under the pooling-of-interests method of accounting. All prior information has been restated.

      On April 3, 2000, the Company completed the merger with MegaBank Financial Corporation in Denver, Colorado, with assets approximating $300 million. The transaction was accounted for under the pooling-of-interests method of accounting. Prior-period information has not been restated due to immateriality.

Merger Completed after December 31, 2000

      On January 4, 2001, the Company completed the merger with FirsTier. FirsTier is the parent of FirsTier Bank, an approximately $815 million asset bank primarily located in the greater Denver area, and Firstate Bank, an $85 million bank in Nebraska. Under the terms of the agreement, FirsTier shareholders received 6,800,000 shares of Compass common stock in exchange for all of the outstanding shares of FirsTier. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, all prior information will be restated in the first quarter of 2001.

Divestitures

      During 2000, the Company completed the sale of eight non-strategic branches in Texas with deposits of approximately $205 million. Gains of $16.7 million were realized on the sales and included in other income on the income statement in 2000.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

(15)  Income Taxes

      For the years ended December 31, 2000, 1999 and 1998, income tax expense attributable to income from operations consists of:

	2000	1999	1998

	(in Thousands)

Current income tax expense:

Federal	$69,671	$101,887	$86,379

State	3,956	3,598	986

Total	73,627	104,485	87,365

Deferred income tax expense:

Federal	40,525	8,484	4,123

State	1,833	1,435	425

Total	42,358	9,919	4,548

Total income tax expense	$115,985	$114,404	$91,913

      During 2000, the Company made income tax payments of approximately $79.5 million and received cash income tax refunds amounting to approximately $1.4 million. For 1999 and 1998, income tax payments were approximately $138.6 million and $64.6 million, respectively. Cash income tax refunds amounted to approximately $2.6 million for 1999 and $2.6 million for 1998.

      Income tax expense attributable to income from operations differed from the amount computed by applying the Federal statutory income tax rate to pretax earnings for the following reasons:

	2000		1999		1998

		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings

	(in Thousands)

Income tax expense at federal statutory rate	$124,802	35.0%	$118,407	35.0%	$97,913	35.0%

Increase (decrease) resulting from:

Tax-exempt interest and other income	(6,636)	(1.9)	(6,474)	(1.9)	(5,991)	(2.1)

Sale of subsidiary stock	(7,700)	(2.2)	—	—	—	—

State income tax expense net of Federal income tax benefit	3,762	1.1	3,271	0.9	917	0.3

Other	1,757	0.5	(800)	(0.2)	(926)	(0.3)

Income tax expense	$115,985	32.5%	$114,404	33.8%	$91,913	32.9%

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000, 1999 and 1998, are presented below:

	2000	1999	1998

	(in Thousands)

Deferred tax assets:

Allowance for loan losses	$56,359	$54,482	$50,643

Net unrealized losses on securities available for sale	9,684	56,609	—

Other deferred tax assets	12,289	8,491	5,489

Total assets	78,332	119,582	56,132

Deferred tax liabilities:

Premises and equipment	13,674	13,759	8,775

Lease financing	51,204	38,131	20,892

Core deposit and other acquired intangibles	13,960	7,134	9,076

Net unrealized gains on securities available for sale	—	—	5,820

Bond discount/premium	27,874	—	—

Other deferred tax liabilities	5,776	5,431	8,952

Total liabilities	112,488	64,455	53,515

Net deferred tax asset (liability)	$(34,156)	$55,127	$2,617

(16)  Parent Company

      The condensed financial information for Compass Bancshares, Inc. (Parent Company Only) is presented as follows:

Balance Sheets

	December 31

	2000	1999

	(in Thousands)

Assets

Cash and due from banks	$405	$2,658

Investment securities	22,260	17,302

Reverse repurchase agreements with affiliates	182,204	87,584

Investment in subsidiaries	1,599,733	1,434,242

Other assets	12,781	9,418

Total assets	$1,817,383	$1,551,204

Liabilities and Shareholders’ Equity

Commercial paper	$85,326	$83,634

Accrued expenses and other liabilities	11,398	9,811

Junior subordinated debt payable to subsidiary trusts	115,464	103,093

Subordinated debentures and other borrowings	124,733	125,441

Total liabilities	336,921	321,979

Shareholders’ equity	1,480,462	1,229,225

Total liabilities and shareholders’ equity	$1,817,383	$1,551,204

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

Statements of Income

	Year Ended December 31

	2000	1999	1998

	(in Thousands)

Income:

Cash dividends from subsidiaries	$281,437	$282,225	$79,793

Interest on investments with affiliates	10,864	9,329	8,012

Other	5,806	2,853	3,193

Total income	298,107	294,407	90,998

Expense:

Interest on commercial paper and other borrowings	23,080	21,704	21,116

Other	4,483	6,430	4,469

Total expense	27,563	28,134	25,585

Income before income tax benefit and equity in undistributed earnings of subsidiaries	270,544	266,273	65,413

Applicable income tax benefit	(4,105)	(5,922)	(5,298)

	274,649	272,195	70,711

Equity in undistributed earnings (dividends in excess of earnings) of subsidiaries	(34,058)	(48,293)	117,127

Net income	$240,591	$223,902	$187,838

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

Statements of Cash Flows

	Year Ended December 31

	2000	1999	1998

	(in Thousands)

Operating Activities:

Net income	$240,591	$223,902	$187,838

Adjustments to reconcile net income to cash provided by operations:

Depreciation, (accretion) and amortization	(1,073)	2,689	2,027

Dividends in excess of earnings (equity in undistributed earnings)	34,058	48,293	(117,127)

Increase in other assets	(3,363)	(2,228)	(964)

Increase in accrued expenses and other liabilities	1,520	137	1,686

Net cash provided by operating activities	271,733	272,793	73,460

Investing Activities:

Proceeds from maturities/calls of investment securities	32	5,932	2,480

Net (increase) decrease in reverse repurchase agreements with affiliates	(94,620)	28,522	(25,309)

Capital contributions made to subsidiaries	(76,666)	(169,505)	(4,701)

Advances to subsidiaries on notes receivable	—	(20,000)	—

Net cash used by investing activities	(171,254)	(155,051)	(27,530)

Financing Activities:

Net increase in commercial paper and other borrowings	1,692	4,166	27,058

Repayment of other borrowings	(800)	—	(900)

Cash paid in lieu of fractional shares	(1)	(52)	(22)

Retirement of preferred stock	—	(29,268)	—

Common and preferred dividends paid	(105,964)	(98,157)	(82,176)

Pre-merger transactions of pooled entities	—	—	2,608

Repayment of loans to finance stock options	578	2,785	5,121

Proceeds from exercise of stock options	1,763	2,571	3,155

Net cash used by financing activities	(102,732)	(117,955)	(45,156)

Net increase (decrease) in cash and due from banks	(2,253)	(213)	774

Cash and due from banks at beginning of the year	2,658	2,871	2,097

Cash and due from banks at end of the year	$405	$2,658	$2,871

(17)  Fair Value of Financial Instruments

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
December 31, 2000, 1999 and 1998

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

	At December 31, 2000		At December 31, 1999

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in Thousands)

Financial Instruments:

Assets:

Cash and due from banks	$719,487	$719,487	$700,146	$700,146

Investment securities	1,434,407	1,427,065	1,560,379	1,501,320

Investment securities available for sale	5,032,262	5,032,262	4,218,435	4,218,435

Trading account securities	17,211	17,211	50,705	50,705

Federal funds sold and securities purchased under agreements to resell	125,265	125,265	118,937	118,937

Loans, net of unearned income	11,494,510	11,463,971	10,936,609	10,826,071

Off-balance sheet instruments	9,043	32,213	4,835	(59,464)

Liabilities:

Noninterest bearing deposits	$3,104,785	$3,104,785	$2,711,598	$2,711,598

Interest bearing deposits	10,928,459	10,854,882	10,338,001	10,216,292

Federal funds purchased and securities sold under agreements to repurchase	1,605,053	1,605,053	1,340,515	1,340,515

Other short-term borrowings	163,076	163,076	174,607	174,607

FHLB and other borrowings	2,529,264	2,512,509	2,565,127	2,536,566

(18)  Segment Information

      The Company’s segment information is presented by line of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics, through various products and services. The segment results include certain overhead allocations and intercompany transactions. All intercompany transactions have been eliminated to determine the consolidated balances. The Company’s reportable operating segments are Corporate Banking, Retail Banking, Asset Management, and Treasury.

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

      The Retail Banking segment serves the Company’s consumer customers through an extensive banking office network and through the use of alternative delivery channels such as personal computer banking, the internet and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage and insurance. In addition, Retail Banking also serves the Company’s small business customers, is responsible for the indirect automobile portfolio and provides the Company’s non-metropolitan markets with the same products and services offered by the Corporate Banking and Asset Management segments.

      The Asset Management segment provides specialized investment portfolio management, traditional credit products, financial counseling, and customized services to the Company’s private clients and foundations as well as investment management and retirement services to companies and their employees. The Asset Management segment is also the discretionary investment manager of Expedition Funds®, the Company’s family of proprietary mutual funds.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

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

      The following table presents the segment information for the Company’s segments as of and for the year ended December 31, 2000, 1999 and 1998.

For the Year ended December 31, 2000

(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$244,952	$360,377	$43,606	$73,918	$(42,053)	$680,800

Noninterest income	38,449	202,494	25,838	11,818	20,305	298,904

Noninterest expense	84,445	264,654	25,002	4,125	191,363	569,589

Segment net income (loss)	$198,956	$298,217	$44,442	$81,611	$(213,111)	410,115

Provision for loan losses						53,539

Net income before income tax expense						356,576

Income tax expense						115,985

Net income						$240,591

Balance Sheet

Average assets	$6,005,350	$4,480,193	$646,182	$6,960,011	$871,442	$18,963,178

Average loans	5,901,933	3,932,571	635,569	908,668	5,997	11,384,738

Average deposits	2,459,469	9,713,731	967,541	474,332	(35,755)	13,579,318

Period-end assets	$6,580,866	$4,598,529	$717,439	$7,274,850	$820,558	$19,992,242

Period-end loans	6,218,888	4,100,506	707,911	458,929	8,276	11,494,510

Period-end deposits	2,608,311	9,634,738	1,149,732	673,378	(32,915)	14,033,244

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

For the Year ended December 31, 1999

(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$204,027	$314,726	$37,213	$99,595	$(2,117)	$653,444

Noninterest income	33,054	169,218	22,814	9,728	8,053	242,867

Noninterest expense	75,794	246,242	22,269	5,369	176,369	526,043

Segment net income (loss)	$161,287	$237,702	$37,758	$103,954	$(170,433)	370,268

Provision for loan losses						31,962

Net income before income tax expense						338,306

Income tax expense						114,404

Net income						$223,902

Balance Sheet

Average assets	$5,090,087	$4,029,897	$564,732	$7,465,163	$702,908	$17,852,787

Average loans	4,962,700	3,604,079	556,408	1,267,800	12,851	10,403,838

Average deposits	1,986,654	9,360,194	911,625	513,093	(18,835)	12,752,731

Period-end assets	$5,494,752	$4,400,932	$652,773	$7,070,656	$826,409	$18,445,522

Period-end loans	5,377,905	3,658,458	643,951	1,258,949	(2,654)	10,936,609

Period-end deposits	2,254,069	9,419,048	965,400	440,224	(29,142)	13,049,599

For the Year ended December 31, 1998

(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$175,683	$298,590	$35,969	$132,973	$(53,055)	$590,160

Noninterest income	35,859	147,439	19,516	14,528	6,981	224,323

Noninterest expense	72,829	240,353	20,712	3,268	158,665	495,827

Segment net income (loss)	$138,713	$205,676	$34,773	$144,233	$(204,739)	318,656

Provision for loan losses						38,905

Net income before income tax expense						279,751

Income tax expense						91,913

Net income						$187,838

Balance Sheet

Average assets	$4,290,232	$4,288,915	$647,190	$6,037,460	$419,834	$15,683,631

Average loans	4,139,806	3,996,526	638,201	1,053,179	23,228	9,850,940

Average deposits	1,627,067	8,864,475	748,580	232,249	(10,058)	11,462,313

Period-end assets	$4,875,004	$4,274,447	$707,180	$7,080,775	$636,027	$17,573,433

Period-end loans	4,696,315	4,000,887	699,151	830,899	16,406	10,243,658

Period-end deposits	1,882,765	9,025,692	939,143	408,569	(6,320)	12,249,849

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

      The development and application of these methodologies is a dynamic process. Accordingly, financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The 1999 and 1998 segment information has been revised to conform to the 2000 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

(19)  Earnings Per Share

      Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998:

	Year Ended December 31

	2000	1999	1998

	(in Thousands Except Per Share Data)

BASIC EARNINGS PER SHARE:

Net income	$240,591	$223,902	$187,838

Less: Dividends on non-convertible and convertible preferred stock	—	2,119	2,996

Net income available to common shareholders	$240,591	$221,783	$184,842

Weighted average common shares outstanding	119,707	116,675	114,628

Basic earnings per share	$2.01	$1.90	$1.61

DILUTED EARNINGS PER SHARE:

Net income	$240,591	$223,902	$187,838

Less: Dividends on non-convertible preferred stock	—	2,119	2,782

Net income available to common shareholders and assumed conversions	$240,591	$221,783	$185,056

Weighted average common shares outstanding	119,707	116,675	114,628

Net effect of nonvested restricted stock and the assumed exercise of stock options-based on the treasury stock method using average market price for the year	747	1,099	1,197

Assumed conversion of preferred stock	—	—	1,254

Weighted average common shares outstanding used to calculate earnings per common share	120,454	117,774	117,079

Diluted earnings per share	$2.00	$1.88	$1.58

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

(20)  Comprehensive Income

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources.

      The following is a summary of the components of other comprehensive income:

	Year Ended December 31

	2000	1999	1998

	(in Thousands)

Other comprehensive income, before tax:

Unrealized holding gain (loss) on investment securities available for sale, net	$123,003	$(164,512)	$19,000

Reclassification adjustment for gains on investment securities available for sale	—	2,103	4,255

Other comprehensive income (loss), before income taxes	123,003	(166,615)	14,745

Income tax expense (benefit) related to other comprehensive income:

Unrealized holding gain (loss) on investment securities available for sale, net	46,925	(61,629)	6,403

Reclassification adjustment for gains on investment securities available for sale	—	800	1,572

Total income tax expense (benefit) related to other comprehensive income	46,925	(62,429)	4,831

Other comprehensive income (loss), after income taxes	$76,078	$(104,186)	$9,914

(21)  Supplemental Disclosure for Statement of Cash Flows

      The Company paid approximately $728 million, $609 million and $563 million in interest on deposits and other liabilities during 2000, 1999 and 1998, respectively. The following table presents the Company’s noncash investing and financing activities for the years ended December 31, 2000, 1999 and 1998.

	December 31

	2000	1999	1998

	(in Thousands)

Schedule of noncash investing and financing activities:

Transfers of loans to other real estate owned	$17,614	$8,051	$7,324

Loans to facilitate the sale of other real estate owned	2,808	1,096	574

Assets retained in loan securitization	1,193,990	1,020,883	521,142

Loans to finance stock purchases	640	1,559	2,838

Change in unrealized gain (loss) on available-for-sale securities	123,003	(166,615)	15,196

Issuance of restricted stock, net of cancellations	1,512	1,870	2,631

Conversion of preferred stock	—	—	3,000

Business combinations and divestitures:

Common stock issued	35,924	—	—

Assets acquired	782,015	526,654	—

Liabilities assumed	694,135	667,444	—

Assets sold	48,692	—	—

Liabilities sold	203,118	—	—

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2000, 1999 and 1998

(22)  Quarterly Results (Unaudited)

      A summary of the unaudited results of operations for each quarter of 2000 and 1999 follows:

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter

	(in Thousands Except Per Share Data)
2000

Total interest income	$334,745		$353,913		$367,801		$376,385

Total interest expense	170,681		181,570		196,511		203,282

Net interest income	164,064		172,343		171,290		173,103

Provision for loan losses	9,623		17,183		10,357		16,376

Net interest income after provision for loan losses	154,441		155,160		160,933		156,727

Total noninterest income	65,927		80,014		75,725		77,238

Total noninterest expense	134,776		142,612		141,107		151,094

Income tax expense	29,470		31,881		32,542		22,092

Net income available to common shareholders	56,122		60,681		63,009		60,779

Per common share:

Basic earnings	0.48		0.50		0.53		0.50

Diluted earnings	0.48		0.50		0.52		0.50

Cash dividends	0.22		0.22		0.22		0.22

Stock price range:

High	20	1/2	22	3/8	19	3/4	24	1/4

Low	15	3/4	17	1/8	17	7/8	16	5/8

Close	20		17	1/8	19	1/2	23	7/8
1999

Total interest income	$302,509		$311,527		$322,001		$333,688

Total interest expense	145,701		149,524		155,697		165,359

Net interest income	156,808		162,003		166,304		168,329

Provision for loan losses	6,555		8,509		8,124		8,774

Net interest income after provision for loan losses	150,253		153,494		158,180		159,555

Total noninterest income	57,764		58,693		59,541		66,869

Total noninterest expense	124,779		127,926		132,578		140,760

Income tax expense	27,859		28,549		27,983		30,013

Net income	55,379		55,712		57,160		55,651

Net income available to common shareholders	54,166		55,373		56,820		55,424

Per common share:

Basic earnings	0.46		0.48		0.49		0.47

Diluted earnings	0.46		0.47		0.48		0.47

Cash dividends	0.20		0.20		0.20		0.20

Stock price range:

High	26		30	1/2	30	1/8	28	1/8

Low	23		23	5/8	24	7/8	20	3/4

Close	23		27	1/4	25		22	3/8

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(f) Certificate of Amendment, dated June 2, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc.
(g) Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to the December 31, 1997 Form 10-K filed with the Commission)
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

(c)  Exhibits (continued)

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

(i)  Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to the Company’s Registration Statement on Form S-8, Registration No 333-15373, filed November 1, 1996, with the Commission)

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

(21) Subsidiaries of the Registrant	76
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

COMPASS BANCSHARES, INC.

Date: February 19, 2001	By /s/ D. Paul Jones, Jr. D. Paul Jones, Jr. Chairman and Chief Executive Officer

Date: February 19, 2001	By /s/ Garrett R. Hegel Garrett R. Hegel Chief Financial Officer

Date: February 19, 2001	By /s/ Timothy L. Journy Timothy L. Journy Chief Accounting Officer

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints D. Paul Jones, Jr., Jerry W. Powell and Wallace A. Watkins, and each of them, his true and lawful attorney-in-fact as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents with full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors	Date

/s/ James H. Click, Jr. James H. Click, Jr.	February 19, 2001

/s/ Charles W. Daniel Charles W. Daniel	February 19, 2001

/s/ W. Eugene Davenport W. Eugene Davenport	February 19, 2001

/s/ Marshall B. Durbin, Jr. Marshall Durbin, Jr.	February 19, 2001

/s/ Tranum Fitzpatrick Tranum Fitzpatrick	February 19, 2001

/s/ Carl J. Gessler, Jr. Carl J. Gessler, Jr.	February 19, 2001

/s/ D. Paul Jones, Jr. D. Paul Jones, Jr.	February 19, 2001

/s/ John S. Stein John S. Stein	February 19, 2001