Form 10-Q
period 2001-03-31
COMPASS BANCSHARES INC
filed 2001-05-15
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2001	Commission File No. 0-6032

[LOGO]  Compass Banchares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2001

Common Stock, $2 Par Value	128,042,269

The number of pages of this report is 27.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	March 31, 2001	December 31, 2000

Assets

Cash and due from banks	$613,417	$750,815

Federal funds sold and securities purchased
under agreements to resell	39,137	163,896

Trading account securities	16,763	17,211

Investment securities available for sale	5,961,619	5,074,819

Investment securities (fair value of $971,361

and $1,431,195 for 2001 and 2000)

	961,012	1,434,689

Loans	12,687,947	12,258,754

Allowance for loan losses	(167,501)	(167,288)

Net loans	12,520,446	12,091,466

Premises and equipment, net	471,098	468,468

Other assets	943,601	875,796

Total assets	$21,527,093	$20,877,160

Liabilities and Shareholders’ Equity

Deposits:

Noninterest bearing	$3,157,983	$3,188,969

Interest bearing	11,117,387	11,636,408

Total deposits	14,275,370	14,825,377

Federal funds purchased, securities sold

under agreements to repurchase and

other short-term borrowings	2,130,926	1,775,176

Long-term debt:

FHLB and other borrowings	3,116,438	2,432,363

Guaranteed preferred beneficial interests

in Company’s junior subordinated

deferrable interest debentures	123,512	152,822

Accrued expenses and other liabilities	274,490	181,418

Total liabilities	19,920,736	19,367,156

Shareholders’ equity:

Common stock of $2 par value:

Authorized—200,000,000 shares; Issued—128,039,499 shares in 2001 and 127,779,021 shares in 2000	256,079	255,558

Surplus	149,700	145,801

Loans to finance stock purchases	(2,168)	(1,777)

Unearned restricted stock	(3,439)	(1,923)

Accumulated other comprehensive income (loss)	42,189	(16,796)

Retained earnings	1,163,996	1,129,141

Total shareholders’ equity	1,606,357	1,510,004

Total liabilities and shareholders’ equity	$21,527,093	$20,877,160

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31

	2001	2000

Interest income:

Interest and fees on loans	$276,091	$252,690

Interest on investment securities available for sale	100,193	71,850

Interest on investment securities	15,788	26,186

Interest on federal funds sold, securities purchased under

agreements to resell and other earning assets	850	1,849

Total interest income	392,922	352,575

Interest expense:

Interest on deposits	132,689	120,623

Interest on federal funds purchased and securities sold under

agreements to repurchase and other short-term borrowings	29,736	20,815

Interest on FHLB borrowings and other long-term debt	42,602	38,544

Total interest expense	205,027	179,982

Net interest income	187,895	172,593

Provision for loan losses	12,881	10,388

Net interest income after provision for loan losses	175,014	162,205

Noninterest income:

Service charges on deposit accounts	34,527	29,162

Credit card service charges and fees	6,606	5,971

Asset management fees	5,093	4,733

Retail investment sales	4,945	5,287

Trading account profits and commissions	5,316	2,340

Investment securities gains, net	4,986	3

Other	27,607	19,523

Total noninterest income	89,080	67,019

Noninterest expense:

Salaries, benefits and commissions	83,992	73,517

Equipment expense	14,757	11,879

Net occupancy expense	12,802	10,915

Professional services	10,472	8,238

Merger and integration	4,744	2,703

Other	41,512	32,931

Total noninterest expense	168,279	140,183

Net income before income tax expense	95,815	89,041

Income tax expense	33,252	30,702

Net income	$62,563	$58,339

Basic earnings per share	$0.50	$0.47

Basic weighted average shares outstanding	127,666	123,712

Diluted earnings per share	$0.50	$0.47

Diluted weighted average shares outstanding	128,901	124,257

Dividends per share	$0.23	$0.22

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31

	2001	2000

Operating Activities:

Net income	$62,563	$58,339

Adjustments to reconcile net income to cash provided by operations:

Depreciation and amortization	21,814	16,732

Accretion of discount and loan fees	(5,027)	(5,841)

Provision for loan losses	12,881	10,388

Net change in trading account securities	448	12,289

Gain on sale of investment securities available for sale	(4,986)	(3)

Loss on sale of premises and equipment	13	473

Gain on sale of other real estate owned	(66)	(808)

Increase in other assets	(11,740)	(4,728)

Increase in other liabilities	57,467	26,471

Net cash provided by operating activities	133,367	113,312

Investing Activities:

Proceeds from maturities of investment securities	30,003	35,734

Purchases of investment securities	(31,318)	(7,924)

Proceeds from sales of investment securities available for sale	203,274	13,224

Proceeds from maturities of investment securities available for sale	324,639	178,628

Purchases of investment securities available for sale	(863,419)	(5,467)

Net decrease in federal funds sold and securities purchased under agreements to resell	124,759	46,997

Net increase in loan portfolio	(444,323)	(385,982)

Purchases of premises and equipment	(14,794)	(17,177)

Proceeds from sales of other real estate owned	1,856	2,866

Net cash used by investing activities	(669,323)	(139,101)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows— Continued
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31

	2001	2000

Financing Activities:

Net increase in demand deposits, NOW accounts and savings accounts	127,765	296,902

Net increase (decrease) in time deposits	(677,772)	159,442

Net increase (decrease) in federal funds purchased and securities sold under agreements to

repurchase	354,656	(423,679)

Net increase in short-term borrowings	1,094	115,808

Proceeds from FHLB advances and other borrowings	672,500	13,939

Repayment of FHLB advances and other borrowings	(24,571)	(100,037)

Redemption of guaranteed preferred beneficial interests in Company’s junior subordinated

deferrable interest debentures	(27,544)	—

Common dividends paid	(29,517)	(26,226)

Repayment of loans to finance stock purchases	395	414

Proceeds from exercise of stock options	1,552	433

Net cash provided by financing activities	398,558	36,996

Net increase (decrease) in cash and due from banks	(137,398)	11,207

Cash and due from banks at beginning of period	750,815	729,124

Cash and due from banks at end of period	$613,417	$740,331

Schedule of noncash investing and financing activities:

Transfers of loans to other real estate owned	$4,098	$7,522

Transfers of investment securities to available for sale securities	474,647	—

Assets retained in loan securitization	—	469,463

Loans to finance stock purchases	786	519

Change in unrealized gain (loss) on available for sale securities	70,295	(15,392)

Issuance of restricted stock, net of cancellations	1,943	1,443

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31

	2001	2000

Net income	$62,563	$58,339

Other comprehensive income (loss), before tax and cumulative effect adjustment:

Unrealized holding gains (losses) on securities available for sale	75,586	(15,389)

Less reclassification adjustment for realized gains (losses) on investment

securities available for sale	4,986	3

Less reclassification adjustment for realized gains (losses) on investment

securities available for sale	(305)	—

Net change in accumulated gains on cash-flow hedging instruments	27,829	—

Total other comprehensive income (loss), before tax and cumulative
effect adjustment	98,124	(15,392)

Income tax expense (benefit) related to other comprehensive income before cumulative effect adjustment:

Unrealized holding gains (losses) on securities available for sale	28,420	(5,809)

Less reclassification adjustment for realized gains (losses) on investment

securities available for sale	1,874	1

Less reclassification adjustment for realized gains (losses) on investment

securities available for sale	(115)	—

Net change in accumulated gains on cash-flow hedging instruments	10,461	—

Total income tax expense (benefit) related to other comprehensive income	36,892	(5,810)

Total other comprehensive income (loss) before cumulative effect
effect adjustment, net of tax	61,232	(9,582)

Total comprehensive income before cumulative effect adjustment	123,795	48,757

Cumulative effect adjustment for accumulated net losses on hedging instruments, net of tax	(2,247)	—

Total comprehensive income	$121,548	$48,757

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 — General

      The consolidated financial statements of Compass Bancshares, Inc. (the “Company”) in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 — Business Combinations

      On January 4, 2001, the Company completed the merger with FirsTier Corporation (“FirsTier”). FirsTier is the parent Company of FirsTier Bank, an approximately $815 million asset bank located in the greater Denver area, and Firstate Bank, an $85 million bank in Nebraska. Under the terms of the agreement, FirsTier shareholders received 6,800,000 shares of Compass common stock in exchange for all of the outstanding shares of FirsTier. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, all prior information has been restated.

NOTE 3 — Capital and Preferred Securities

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

      The Capital Securities are mandatorily redeemable upon the maturity of the debentures on January 15, 2027, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Compass Trust I: (i) in whole or in part, on or after January 15, 2007, and (ii) in whole (but not in part) at any time within 90 days following the occurrence and during the continuation of a tax event or capital treatment event (as defined in the offering circular and indenture). As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from 4.12 percent in 2007 to 0.41 percent in 2016. During the first quarter of 2001, the Company reacquired $25 million of the Capital Securities.

MB Capital I

      In February 1998, MB Capital I, formerly a subsidiary of MegaBank (merged with the Company April 3, 2000), a special-purpose wholly-owned Delaware trust subsidiary of the Company, completed an offering of 1,200,000 shares (issue price of $10 per share) totaling $12.0 million of fixed-rate 8.75 percent Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. MB Capital I invested the total proceeds it received in 8.75 percent Junior Subordinated Deferrable Interest Debentures (Debentures) issued by the Company. Interest paid on the Debentures will be distributed to the holders of the Preferred Securities. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of the Company. The Debentures and related income statement effects are eliminated in the Company’s financial statements.

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

FW Capital I

      In February 1999, FW Capital I, formerly a subsidiary of FirsTier (merged with the Company January 4, 2001), a special-purpose wholly-owned trust subsidiary of the Company, completed an offering of 2,300,000 shares (issue price of $10 per share) totaling $23.0 million of fixed-rate 9.375 percent Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. FW Capital I invested the total proceeds it received in 9.375 percent Junior Subordinated Deferrable Interest Debentures (Debentures) issued by the Company. Interest paid on the Debentures will be distributed to the holders of the Preferred Securities. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of the Company.

      The distribution rate payable on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Preferred Securities are subject to mandatory redemption upon repayment of the Debentures. The Debentures mature on February 16, 2029, which may be shortened to not earlier than February 16, 2004, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of FW Capital I, the Debentures or the Preferred Securities. The Company has the right to terminate FW Capital I and cause the Debentures to be distributed to the holders of the Preferred Securities in liquidation of such trust. During the first quarter of 2001, the Company reacquired 431,000 shares of the Preferred Securities.

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

      The Preferred Stock is redeemable for cash, at the option of the Subsidiary, in whole or in part, at any time on or after June 15, 2021. Prior to June 15, 2021, the Preferred Stock is not redeemable, except that prior to such date, the Preferred Stock may be redeemed for cash, at the option of the Subsidiary, in whole but not in part, only upon the occurrence of any tax or regulatory events. Any such redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System. The Preferred Stock is not redeemable at the option of the holders thereof at any time.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 4 — Earnings Per Share

	Three Months Ended
	March 31

	2001	2000

	(In Thousands Except Per Share Data)
	(Unaudited)
BASIC EARNINGS PER SHARE:

Net income	$62,563	$58,339

Plus: Gain on redemption of guaranteed preferred beneficial

interests in Company’s junior subordinated deferrable interest

debentures	1,766	—

Net income available to common shareholders	$64,329	$58,339

Weighted average shares outstanding	127,666	123,712

Basic earnings per share	$0.50	$0.47

DILUTED EARNINGS PER SHARE:

Net income	$62,563	$58,339

Plus: Gain on redemption of guaranteed preferred beneficial

interests in Company’s junior subordinated deferrable interest

debentures	1,766	—

Net income available to common shareholders and assumed
conversions	$64,329	$58,339

Weighted average shares outstanding	127,666	123,712

Net effect of the assumed exercise of nonvested restricted stock and stock options — based on the treasury stock method using

using average market price for the period	1,235	545

Total weighted average shares and common stock equivalents
outstanding	128,901	124,257

Diluted earnings per share	$0.50	$0.47

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 5 – Segment Information

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

      The Retail Banking segment serves the Company’s consumer customers through an extensive banking office network and through the use of alternative delivery channels such as personal computer banking, the internet and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage and insurance. In addition, Retail Banking also serves the Company’s small business customers, and is responsible for the indirect automobile portfolio.

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

      Corporate Support and Other includes activities that are not directly attributable to the reportable segments. Included in this category are the activities of the parent company and support functions, i.e., accounting, operations, loan review, etc. and the elimination of intercompany transactions.

      The financial information presented was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies, which have been developed to reflect the underlying economics of the businesses. The policies address the methodologies applied in connection with funds transfer pricing. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided) to assets and liabilities based on their maturity, prepayment, and/or repricing characteristics.

      The development and application of these methodologies is a dynamic process. Accordingly, financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The 2000 segment information has been revised to conform to the 2001 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

      The following tables present the segment information for the Company’s segments as of and for the three month periods ended March 31, 2001 and 2000.

For the Three Months Ended March 31, 2001
(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$65,218	$96,216	$12,841	$24,786	$(11,166)	$187,895

Noninterest income	13,326	57,631	6,666	10,995	462	89,080

Noninterest expense	27,366	82,047	7,352	3,910	47,604	168,279

Segment net income	51,178	71,800	12,155	31,871	(58,308)	108,696

Provision for loan losses						12,881

Net income before income tax expense						95,815

Income tax expense						33,252

Net income						$62,563

Balance Sheet

Average assets	$6,622,435	$5,143,432	$729,671	$7,881,128	$845,987	$21,222,653

Average loans	6,528,516	4,668,073	716,400	511,978	8,084	12,433,051

Average deposits	2,519,059	10,276,848	1,129,357	447,080	(57,047)	14,315,297

Period-end assets	$6,987,495	$4,911,648	$729,634	$8,126,893	$771,423	$21,527,093

Period-end loans	6,894,147	4,471,612	717,769	599,332	5,087	12,687,947

Period-end deposits	2,581,192	10,286,926	1,138,397	317,179	(48,324)	14,275,370

For the Three Months Ended March 31, 2000
(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$56,441	$92,879	$9,726	$19,287	$(5,740)	$172,593

Noninterest income	8,701	49,750	5,992	1,817	759	67,019

Noninterest expense	20,791	74,038	6,672	3,733	34,949	140,183

Segment net income	44,351	68,591	9,046	17,371	(39,930)	99,429

Provision for loan losses						10,388

Net income before income tax expense						89,041

Income tax expense						30,702

Net income						$58,339

Balance Sheet

Average assets	$5,640,187	$5,085,968	$601,700	$7,020,886	$802,758	$19,151,499

Average loans	5,528,500	4,376,339	592,545	1,106,667	(28)	11,604,023

Average deposits	2,294,419	10,029,688	892,206	455,850	(28,544)	13,643,619

Period-end assets	$5,799,800	$5,047,286	$588,698	$6,990,306	$833,931	$19,260,021

Period-end loans	5,694,400	4,375,800	580,164	800,903	12,448	11,463,715

Period-end deposits	2,528,096	10,203,601	925,946	488,817	(36,147)	14,110,313

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 6 – Loans and Allowance for Loan Losses

      The following presents the composition of the loan portfolio at March 31, 2001 and December 31, 2000.

	March 31, 2001	December 31, 2000

	(in Thousands)
Commercial, financial and agricultural	$4,034,141	$4,056,090

Real estate construction — commercial	1,475,652	1,519,759

Real estate – commercial	2,439,934	2,140,270

Total commercial	7,949,727	7,716,119

Real estate construction — residential	844,745	771,821

Real estate — residential	2,180,606	2,132,053

Consumer — credit cards	415,901	417,002

Consumer — installment	1,296,968	1,221,759

Total consumer	4,738,220	4,542,635

Total loans	$12,687,947	$12,258,754

      A summary of the activity in the allowance for loan losses for the three months ended March 31, 2001 and 2000 follows:

	2001	2000

	(in Thousands)
Balance at beginning of year	$167,288	$151,211

Add: Provision charged to income	12,881	10,388

Net charge-offs

Commercial, financial and agricultural	3,967	1,973

Real estate construction	124	60

Real estate — commercial	236	—

Real estate — residential	326	110

Consumer — credit cards	4,596	3,627

Consumer — installment	3,419	3,715

Net charge-offs	12,668	9,485

Balance at end of period	$167,501	$152,114

      Nonperforming assets at March 31, 2001 and December 31, 2000 are detailed in the following table.

	March 31, 2001	December 31, 2000

	(in Thousands)
Nonaccrual loans:

Commercial, financial and agricultural	$60,902	$59,842

Real estate construction	6,366	9,198

Real estate — commercial	13,492	4,336

Real estate — residential	10,911	10,543

Consumer	3,188	2,249

Total nonaccrual loans	94,859	86,168

Renegotiated loans	78	84

Other real estate	17,550	15,476

Total nonperforming assets	$112,487	$101,728

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 7 – Recently Adopted Accounting Pronouncements

      The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. As part of the adoption of the standard, the Company recorded a net-of-tax cumulative-effect-type adjustment of $2.2 million in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. The Company also recorded an asset of $27 million for the fair-value of derivative instruments which have been designated as fair value hedges of the Company’s fixed rate long-term debt. The impact of recognizing this asset was offset entirely by the recognition of an adjustment to long-term debt. The adoption of this standard did not effect net income.

      The Company, upon its adoption of SFAS No. 133, also transferred held to maturity securities with an amortized cost of $475 million and an estimated fair value of $474 million into the available for sale category. Under the provisions of SFAS No. 133, such a reclassification does not call into question the Company’s intent to hold current or future debt securities to their maturity.

      The Company adopted the disclosure requirements sections of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on December 31, 2000 and the sections of the standard for transfers were adopted April 1, 2001. The adoption of SFAS No. 140 did not have a material effect on Compass’ consolidated financial position or consolidated results of operations.

NOTE 8 – Accounting for Derivatives and Hedging Activities

      All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (3) “held for trading” (“trading” instruments). Changes in the fair value of a derivative that is highly effective as – and that is designated and qualifies as – a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as – and that is designated and qualifies as – a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivative trading instruments are reported in current-period earnings.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

      The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) because a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

      When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

Interest-Rate Risk

      The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

      Derivative instruments that are used as part of the Company’s interest rate risk-management strategy include interest rate swaps and options contracts with indices that relate to the pricing of specific balance-sheet assets and liabilities. The Company does not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate options represent contracts that allow the holder of the option to (1) receive cash or (2) purchase, sell, or enter into a financial instrument at a specified price within a specified period of time. Certain of these contracts also provide the Company with the right to enter into interest rate swap, cap and floor agreements with the writer of the option.

      The Company also enters into various interest rate derivatives contracts for trading. Trading activities (which include derivative transactions entered into for risk-management purposes and which do not otherwise qualify for hedge accounting) primarily involve providing various derivative products to customers and managing risks in the trading portfolio.

      By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s credit committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well.

      Market risk is the adverse effect that a change in interest rates or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

      The Company’s derivatives activities are monitored by its asset/liability committee as part of its risk-management oversight of the Company’s treasury functions. The Company’s asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate risk management and trading strategies.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Fair-Value Hedges

      The Company enters into interest rate swaps to convert its fixed-rate long-term debt to floating-rate debt. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Cash-Flow Hedges

      The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of assets or liabilities. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash-flow hedges related to certain forecasted transactions that are probable of not occurring.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Forward-Looking Information

      This report may contain forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans and gather deposits; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; unanticipated issues during the integration of acquisitions; and significant changes in accounting, tax, or regulatory practices or requirements. The Company disclaims any obligations to update any such forward-looking statements.

Overview

      Net income for the quarter ended March 31, 2001, increased seven percent to $62.6 million while diluted earnings per share increased six percent to $0.50 per share. Net interest income increased nine percent to $187.9 million from the first quarter of 2000. Noninterest income increased 33 percent to $89.1 million while noninterest expense increased 20 percent to $168.3 million.

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

      On a cash basis, net income for the quarter ended March 31, 2001, was $67.7 million, an eight percent increase over the $62.7 million for the same quarter last year. Similarly, diluted earnings per share were $0.54 in the first quarter of 2001, an eight percent increase compared to $0.50 in the prior year quarter.

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

      Net interest income for the quarter ended March 31, 2001, increased $15.5 million over the first quarter of 2000 to $189.2 million with interest income and interest expense increasing $40.5 million and $25.0 million, respectively. The increase in interest income was due to an increase in average earning assets of $1.6 billion, or nine percent, and a 25 basis point increase in the average yield on earning assets from 8.01 percent to 8.26 percent. The largest portion of the increase in average earning assets from the first quarter of 2000 was the result of an increase in investment securities available for sale primarily due to purchases of $863 million of securities during the first quarter of 2001, the securitization and transfer of real estate mortgage loans of $725 million in December 2000 and $470 million in March of 2000, and the transfer of $475 million of investment securities as part of the implementation of a new accounting standard. Additionally, loans increased due to continued internal loan growth and, to a smaller extent, acquisitions. The growth in loans is reflected by an 11 percent increase in both average and period-end managed loans. Managed loans remove the effect of securitizations, which provides a more accurate view of loan growth. The nine percent increase in interest expense over the prior year quarter was the result of a $1.4 billion increase in average interest bearing liabilities and a 25 basis point increase in the rate paid on interest bearing liabilities. The increase in interest bearing liabilities was primarily due to increases in both federal funds purchased and securities sold under agreements to repurchase and deposits.

      Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis.

      For the first quarter of 2001, the net interest margin was 3.97 percent compared to 3.94 percent for the same period in 2000. These changes resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. The yield on interest earning assets for the first quarter increased 25 basis points, including a 25 basis point increase in the yield on loans, while the cost of interest bearing liabilities increased 25 basis points.

      During the first quarter of 2001, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by two basis points. The Company’s net interest margin was not impacted by the use of interest rate contracts during the first quarter of 2000.

      The following tables detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three month period ended March 31, 2001, as compared to the comparable period of 2000 (in thousands):

	Three Months Ended March 31, 2001

	Change
	2000	Attributed to
	to
	2001	Volume	Rate	Mix

Interest income:

Loans	$23,533	$18,057	$5,111	$365

Investment securities	(10,301)	(10,333)	52	(20)

Investment securities available for sale	28,274	23,395	3,688	1,191

Trading account securities	(334)	(366)	57	(25)

Fed funds and resale agreements	(663)	(715)	169	(117)

Increase in interest income	$40,509	$30,038	$9,077	$1,394

Interest expense:

Deposits	$12,066	$5,455	$6,342	$269

Fed funds purchased and repos	10,247	10,763	(314)	(202)

Other short-term borrowings	(1,326)	(1,691)	619	(254)

FHLB and other borrowings*	4,058	5,022	(853)	(111)

Increase in interest expense	$25,045	$19,549	$5,794	$(298)

* Includes Capital and Preferred Securities.

Noninterest Income and Noninterest Expense

      During the first quarter of 2001, noninterest income increased $22.1 million, or 33 percent, to $89.1 million, primarily due to an $8.1 million increase in other noninterest income, a $5.4 million increase in service charges on deposit accounts, a $5.0 million increase in investment securities gains, and a $3.0 million increase in trading account profits and commissions. The increase in other noninterest income was due to income from a $175 million investment in Bank Owned Life Insurance transacted during the fourth quarter of 2000, securitization servicing fees and insurance income. The increase in service charges on deposit accounts was primarily due to the increase in transaction accounts. The investment securities gains during the first quarter of 2001 were the direct result of a strong market. The increases in trading account profits and commissions resulted from favorable conditions for the sales of bonds and matched interest rate protection contracts during the first quarter of 2001.

      Noninterest expense increased $28.1 million, or 20 percent, during the first quarter of 2001. The growth in each caption of noninterest expense is due in large part to the addition of 30 new banking offices through purchase acquisitions and de novo activity during the past twelve months.

Income Taxes

      Income tax expense during the three months ended March 31, 2001, increased by $2.6 million compared to the same period in 2000. The increase in income tax expense is a direct result of the increase in pretax income.

Provision and Allowance for Loan Losses

      The provision for loan losses for the three months ended March 31, 2001, increased $2.5 million from the same period in 2000. The allowance for loan losses, and the resulting provision for loan losses, was based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance for loan losses at March 31, 2001, was $167.5 million. The ratio of the allowance for loan losses to loans outstanding was 1.32 percent at March 31, 2001, down slightly from 1.36 percent at December 31, 2000. Management believes that the allowance for loan losses at March 31, 2001 is adequate.

Nonperforming Assets and Past Due Loans

      Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, totaled $112.5 million at March 31, 2001, compared to $101.7 million at December 31, 2000. The increase in nonaccrual loans was associated with two Small Business Administration (“SBA”) credits and three unrelated, relatively small commercial real estate credits. The majority of the SBA credits are guaranteed by the U.S. government. Other real estate owned increased $2.1 million during this period, primarily due to two credits that were the result of the FirsTier acquisition. The Company’s exposure to Shared National Credits represented approximately 2 percent of total loans outstanding, of which approximately $1.3 million was classified as doubtful and approximately $20 million was classified as substandard at March 31, 2001. At March 31, 2001, the allowance for loan losses as a percentage of nonperforming loans was 176 percent as compared to 194 percent at December 31, 2000. The allowance for loan losses as a percentage of nonperforming loans and accruing loans ninety days or more past due decreased from 158 percent at December 31, 2000, to 145 percent at March 31, 2001.

      Nonperforming assets as a percentage of total loans and other real estate owned increased slightly to 0.89 percent at March 31, 2001, from 0.83 percent at December 31, 2000. The amount recorded in other repossessed assets at March 31, 2001, was $1.2 million, down from $1.7 million at December 31, 2000. Loans past due ninety days or more but still accruing interest increased slightly from $19.9 million at December 31, 2000, to $20.8 million at March 31, 2001.

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

Financial Condition

Overview

      Total assets at March 31, 2001, were $21.5 billion, up from $20.9 billion at December 31, 2000. The increase in assets was primarily due to internal loan growth and the increase in market value and purchases of investment securities available for sale.

Assets and Funding

      At March 31, 2001, earning assets totaled $19.7 billion, up from $18.9 billion at December 31, 2000. The mix of earning assets remained relatively unchanged with total investment securities and loans comprising 35 percent and 65 percent, respectively, of total earning assets at March 31, 2001. The largest component of the growth in earning assets was concentrated in net loans. Net loans increased by $429 million due to internal loan growth. Total liabilities increased by $554 million due to the increase in FHLB and other borrowings of $684 million and the increase in federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings of $356 million, which was partially offset by a $550 million reduction in deposits. The increase in borrowings and decrease in deposits was due to a rechanneling of higher rate certificates of deposit to lower cost funding sources. At March 31, 2001, the deposit to loan ratio was 113 percent.

Liquidity and Capital Resources

      The following is a discussion of cash flows; these amounts are based on cash flows that exclude changes resulting from merger activity. Net cash provided by operating activities totaled $133 million for the three months ended March 31, 2001. Net cash used by investing activities of $669 million primarily resulted from the purchase of $863 million of investment securities available for sale and a $444 million net increase in loans outstanding offset by the proceeds from maturities of investment securities available for sale of $325 million and proceeds from sales of investment securities available for sale of $203 million. Net cash provided by financing activities of $399 million primarily consisted of a $648 million net increase in FHLB and other borrowings and a $356 million increase in federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings reduced by a $678 million net decrease in time deposits.

      Total shareholders’ equity at March 31, 2001 was 7.46 percent of total assets compared to 7.23 percent at December 31, 2000 primarily due to a $59 million increase in accumulated other comprehensive income and a $35 million increase in retained earnings. The leverage ratio, defined as period-end common equity and the Capital Securities adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 6.71 percent at March 31, 2001 and 6.90 percent at December 31, 2000. Similarly, the Company’s tangible leverage ratio, defined as period-end common equity and the Capital Securities adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, was 6.65 percent at March 31, 2001 compared to 6.84 percent at December 31, 2000. The decrease in the leverage and tangible leverage ratios is due primarily to growth in assets and the repurchase of approximately $29 million of the Company’s Capital Securities during the first quarter of 2001.

      Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of March 31, 2001, exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at March 31, 2001 were 8.15 percent and 10.98 percent, respectively, compared to 8.33 percent and 11.24 percent at December 31, 2000. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31

	2001	2000

Allowance for Loan Losses

Balance at beginning of period	$167,288	$151,211

Add: Provision charged to earnings	12,881	10,388

Deduct: Loans charged off	16,295	11,970
Loan recoveries	(3,627)	(2,485)

Net charge-offs	12,668	9,485

Balance at end of period	$167,501	$152,114

Net charge-offs as a percentage of average loans (annualized)	0.41%	0.33%

Recoveries as a percentage of charge-offs	22.26%	20.76%

	March 31,	December 31,
	2001	2000

Nonperforming Assets

Nonaccrual loans	$94,859	$86,168

Renegotiated loans	78	84

Total nonperforming loans	94,937	86,252

Other real estate	17,550	15,476

Total nonperforming assets	$112,487	$101,728

Accruing loans ninety days or more past due	$20,840	$19,884

Other repossessed assets	1,217	1,706

Allowance for loan losses	167,501	167,288

Allowance as a percentage of loans	1.32%	1.36%

Total nonperforming loans as a percentage of loans	0.75%	0.70%

Total nonperforming assets as a percentage of loans and ORE	0.89%	0.83%

Accruing loans ninety days or more past due as a percentage of

loans	0.16%	0.16%

Allowance for loan losses as a percentage of nonperforming loans	176.43%	193.95%

Allowance for loan losses as a percentage of nonperforming assets	148.91%	164.45%

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
(In Thousands)
(Unaudited)

      The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described on pages 18 through 20 of its December 31, 2000 Form 10-K. Net interest income sensitivities over a one-year time horizon as of March 31, 2001 and December 31, 2000 are shown below.

		Percentage
		Increase/(Decrease)
		in Interest Income/
		Expense Given
		Immediate and
		Sustained Parallel
	Principal	Interest Rates Shifts
	Amount of Earning
	Assets and Interest	Down 100	Up 100
	Bearing Liabilities	Basis Points	Basis Points

	(in Thousands)
March 31, 2001:

Assets which reprice in:

One year or less	$7,493,487	(9.34%)	9.24%

Over one year	12,172,991	(4.01)	2.52

	$19,666,478	(6.17)	5.24

Liabilities which reprice in:

One year or less	$11,596,337	(14.67)	15.08

Over one year	4,891,926	(3.06)	6.19

	$16,488,263	(10.29)	11.72

Total net interest income sensitivity		(2.24)	(0.93)

December 31, 2000 [a]:

Assets which reprice in:

One year or less	$6,871,176	(8.77%)	8.55%

Over one year	11,232,479	(3.45)	2.16

	$18,103,655	(5.65)	4.81

Liabilities which reprice in:

One year or less	$11,205,416	(14.32)	13.24

Over one year	4,020,436	(2.64)	3.23

	$15,225,852	(10.49)	9.96

Total net interest income sensitivity		(0.26)	(0.94)

[a] Amounts for December 31, 2000 have not been restated for the FirsTier merger.

      As shown in the table above, the Company’s net interest income sensitivity increased from December 31, 2000 to March 31, 2001 in the down 100 basis point rate scenario and remained unchanged in the up 100 basis point rate scenario. The decrease in market interest rates in the first quarter caused projected prepayments on mortgage loans and mortgage-backed securities to be higher than at December 31, 2000. The increase in projected prepayments in the down rate scenario resulted in a larger amount of cashflows requiring reinvestment at lower rates, increasing sensitivity to lower rates. In the up 100 basis point scenario, larger projected prepayments versus projections at December 31, 2000 resulted in more cashflows being reinvested at higher rates, increasing income. However, this was offset by a change in the mix of deposits and an increase in wholesale funding. As a result sensitivity to higher rates was unchanged from December 31, 2000.

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

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits

   (3) Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to the December 31, 1997 Form 10-K filed with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

(d)	Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to the Company’s Registration Statement on Form S-4, Registration No. 33-55899 filed with the Commission)

(e)	Certificate of Amendment, dated November 8, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to the Company’s Registration Statement on Form S-4, Registration No. 33-51919 filed with the Commission)

(f)	Certificate of Amendment, dated June 2, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(f) to the December 31, 2000 Form 10-K filed with the Commission)

(g)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to the December 31, 1997 Form 10-K filed with the Commission)

(a) Exhibits (continued)

(10) Material Contracts

(a)	Compass Bancshares, Inc., 1982 Long Term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form S-8 filed June 15, 1983, with the Commission)

(b)	Compass Bancshares, Inc., 1989 Long Term Incentive Plan (incorporated by reference to Exhibit 28 to the Company’s Registration Statement on Form S-8 filed February 21, 1991, with the Commission)

(c)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to the Company’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

(d)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

(e)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to the March 31, 2000 Form 10-Q filed with the Commission)

(f)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Jerry W. Powell (incorporated by reference to Exhibit 10(f) to the March 31, 2000 Form 10-Q filed with the Commission)

(g)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to the March 31, 2000 Form 10-Q filed with the Commission)

(h)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to the March 31, 2000 Form 10-Q filed with the Commission)

(i)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to the Company’s Registration Statement on Form S-8, Registration No. 333-15373, filed November 1, 1996, with the Commission)

(j)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to the March 31, 2000 Form 10-Q filed with the Commission)

(k)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, date as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to the December 31, 1999 Form 10-K filed with the Commission)

(a) Exhibits (continued)

(l)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to the December 31, 1999 Form 10-K filed with the Commission)

(m)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to the December 31, 1999 Form 10-K filed with the Commission)

(n)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to the March 31, 2000 Form 10-Q filed with the Commission)

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

(b) Reports on Form 8-K

On March 29, 2001, the Company filed a Form 8-K disclosing operating results for the period January 1, 2001, through February 28, 2001, reflecting the merger of FirsTier with the Company.

No other items were reported on Form 8-K during the period.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2001	/s/ GARRETT R. HEGEL

Date	By Garrett R. Hegel, as its
Chief Financial Officer