Form 10-Q
period 2001-06-30
COMPASS BANCSHARES INC
filed 2001-08-14
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2001	Commission File No. 0-6032

Compass Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes     X     No

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2001

Common Stock, $2 Par Value	128,172,044

The number of pages of this report is 26.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30, 2001	December 31, 2000

Assets

Cash and due from banks	$658,440	$750,815

Federal funds sold and securities purchased under agreements to resell	14,606	163,896

Trading account securities	22,907	17,211

Investment securities available for sale	6,049,807	5,074,819

Investment securities (fair value of $883,037 and $1,431,195 for 2001 and 2000, respectively)	875,846	1,434,689

Loans	12,838,776	12,258,754

Allowance for loan losses	(172,986)	(167,288)

Net loans	12,665,790	12,091,466

Premises and equipment, net	470,363	468,468

Other assets	953,185	875,796

Total assets	$21,710,944	$20,877,160

Liabilities and Shareholders’ Equity

Deposits:

Noninterest bearing	$3,206,912	$3,188,969

Interest bearing	10,493,882	11,636,408

Total deposits	13,700,794	14,825,377

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	2,894,629	1,775,176

FHLB and other borrowings	3,108,109	2,432,363

Guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	122,028	152,822

Accrued expenses and other liabilities	244,454	181,418

Total liabilities	20,070,014	19,367,156

Shareholders’ equity:

Common stock of $2 par value:

Authorized—200,000,000 shares; Issued—128,142,618 shares in 2001 and 127,779,021 shares in 2000	256,285	255,558

Surplus	151,120	145,801

Loans to finance stock purchases	(2,124)	(1,777)

Unearned restricted stock	(2,980)	(1,923)

Accumulated other comprehensive income (loss)	37,154	(16,796)

Retained earnings	1,201,475	1,129,141

Total shareholders’ equity	1,640,930	1,510,004

Total liabilities and shareholders’ equity	$21,710,944	$20,877,160

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Interest income:

Interest and fees on loans	$271,429	$270,434	$547,520	$523,124

Interest on investment securities available for sale	97,816	75,467	198,009	147,317

Interest on investment securities	15,561	25,912	31,349	52,098

Interest on federal funds sold, securities purchased under agreements to resell and other earning assets	838	2,073	1,688	3,922

Total interest income	385,644	373,886	778,566	726,461

Interest expense:

Interest on deposits	111,294	134,746	243,983	255,369

Interest on federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	31,990	19,643	61,726	40,458

Interest on FHLB borrowings and other long-term debt	41,226	37,900	83,828	76,444

Total interest expense	184,510	192,289	389,537	372,271

Net interest income	201,134	181,597	389,029	354,190

Provision for loan losses	21,951	19,362	34,832	29,750

Net interest income after provision for loan losses	179,183	162,235	354,197	324,440

Noninterest income:

Service charges on deposit accounts	38,708	31,573	73,235	60,735

Credit card service charges and fees	8,276	6,884	14,882	12,855

Asset management fees	5,165	4,755	10,258	9,488

Retail investment sales	4,792	4,452	9,737	9,739

Trading account profits and commissions	5,587	1,269	10,903	3,609

Investment securities gains, net	2,605	1	7,591	4

Other	25,999	33,492	53,245	53,015

Total noninterest income	91,132	82,426	179,851	149,445

Noninterest expense:

Salaries, benefits and commissions	84,430	75,201	168,243	148,718

Equipment expense	14,786	12,307	29,526	24,186

Net occupancy expense	13,360	11,404	26,139	22,319

Professional services	11,721	8,828	22,182	17,066

Merger and integration	604	2,287	5,348	4,990

Other	42,942	38,505	84,326	71,436

Total noninterest expense	167,843	148,532	335,764	288,715

Net income before income tax expense	102,472	96,129	198,284	185,170

Income tax expense	35,500	33,168	68,749	63,870

Net income	$66,972	$62,961	$129,535	$121,300

Basic earnings per share	$0.53	$0.50	$1.03	$0.97

Basic weighted average shares outstanding	127,768	127,410	127,717	125,559

Diluted earnings per share	$0.52	$0.49	$1.02	$0.96

Diluted weighted average shares outstanding	129,323	128,238	129,101	126,326

Dividends per share	$0.23	$0.22	$0.46	$0.44

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30

	2001	2000

Operating Activities:

Net income	$129,535	$121,300

Adjustments to reconcile net income to cash provided by operations:

Depreciation and amortization	44,580	34,408

Accretion of discount and loan fees	(7,850)	(6,828)

Provision for loan losses	34,832	29,750

Net change in trading account securities	(5,696)	36,249

Gain on sale of investment securities available for sale	(7,591)	(3)

(Gain) loss on sale of premises and equipment	197	(939)

Gain on sale of other real estate owned	(230)	(1,145)

Gain on sale of branches	—	(11,800)

Increase in other assets	(33,883)	(4,680)

Increase in other liabilities	32,992	4,744

Net cash provided by operating activities	186,886	201,056

Investing Activities:

Proceeds from maturities of investment securities	115,526	72,917

Purchases of investment securities	(31,318)	(22,294)

Proceeds from sales of investment securities available for sale	638,501	61,319

Proceeds from maturities of investment securities available for sale	777,349	374,844

Purchases of investment securities available for sale	(1,851,355)	(37,023)

Net decrease in federal funds sold and securities purchased under agreements to resell	149,290	8,005

Net increase in loan portfolio	(1,112,699)	(766,936)

Proceeds from sale of loans to third party conduit	500,000	—

Acquisitions/dispositions, net of cash acquired (sold)	—	(43,025)

Purchases of premises and equipment	(26,134)	(36,222)

Proceeds from sales of other real estate owned	3,345	5,898

Net cash used by investing activities	(837,495)	(382,517)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows— Continued
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30

	2001	2000

Financing Activities:

Net increase in demand deposits, NOW accounts and savings accounts	7,376	240,251

Net increase (decrease) in time deposits	(1,131,959)	425,791

Net increase in federal funds purchased and securities sold under agreements to repurchase	1,077,360	28,617

Net increase (decrease) in short-term borrowings	42,093	(3,727)

Proceeds from FHLB advances and other borrowings	672,500	711,940

Repayment of FHLB advances and other borrowings	(24,699)	(1,100,988)

Repurchase of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	(29,044)	—

Common and preferred dividends paid	(58,983)	(52,867)

Repayment of loans to finance stock purchases	611	418

Proceeds from exercise of stock options	2,979	2,120

Net cash provided by financing activities	558,234	251,555

Net increase (decrease) in cash and due from banks	(92,375)	70,094

Cash and due from banks at beginning of period	750,815	729,124

Cash and due from banks at end of period	$658,440	$799,218

Schedule of noncash investing and financing activities:

Transfers of loans to other real estate owned	$6,675	$10,438

Transfers of investment securities to available for sale securities	474,647	—

Loans to facilitate the sale of other real estate owned	290	2,575

Assets retained in loan securitization	—	469,463

Loans to finance stock purchases	958	596

Change in unrealized gain (loss) on available for sale securities	60,309	(10,378)

Issuance of restricted stock, net of cancellations	1,943	1,610

Common stock issued	—	35,924

Assets acquired	—	334,578

Assets sold	—	43,070

Liabilities assumed	—	315,836

Liabilities sold	—	115,077

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Net income	$66,972	$62,961	$129,535	$121,300

Other comprehensive income (loss), before tax and cumulative effect adjustment:

Unrealized holding gains (losses) on securities available for sale	(7,381)	5,015	68,205	(10,374)

Less reclassification adjustment for realized gains (losses) on investment securities available for sale	2,605	1	7,591	4

Unrealized holding losses on investment securities transferred to investments available for sale	—	—	(305)	—

Net change in accumulated gains on cash-flow hedging instruments	2,061	—	29,890	—

Total other comprehensive income (loss), before tax and cumulative effect adjustment	(7,925)	5,014	90,199	(10,378)

Income tax expense (benefit) related to other comprehensive income before cumulative effect adjustment:

Unrealized holding gains (losses) on securities available for sale	(2,686)	2,092	25,734	(3,716)

Less reclassification adjustment for realized gains (losses) on investment securities available for sale	979	—	2,853	2

Unrealized holding losses on investment securities transferred to investments available for sale	—	—	(115)	—

Net change in accumulated gains on cash-flow hedging instruments	775	—	11,236	—

Total income tax expense (benefit) related to other comprehensive income before cumulative effect adjustment	(2,890)	2,092	34,002	(3,718)

Total other comprehensive income (loss) before cumulative effect adjustment, net of tax	(5,035)	2,922	56,197	(6,660)

Total comprehensive income before cumulative effect adjustment	61,937	65,883	185,732	114,640

Cumulative effect adjustment for accumulated net losses on hedging instruments, net of tax	—	—	(2,247)	—

Total comprehensive income	$61,937	$65,883	$183,485	$114,640

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

      Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net income, total assets, total liabilities, or shareholders’ equity.

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

NOTE 3 — Capital and Preferred Securities

      Three subsidiary business trusts of the Company (Compass Trust I, MB Capital I, and FW Capital I) have issued mandatorily redeemable preferred capital securities (“Capital Securities”). As guarantor, the Company unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the capital securities; the redemption price when a capital security is called for redemption; and amounts due if a trust is liquidated or terminated.

      The Company owns all of the outstanding common stock of each of the three trusts. The trusts used the proceeds from the issuance of their Capital Securities and common stock to purchase debentures issued by the Company. These debentures are the trusts’ only assets and the interest payments from the debentures finance the distributions paid on the Capital Securities. The Company’s financial statements do not reflect the debentures or the related income statement effects because they are eliminated in consolidation.

      The Capital Securities are summarized for the following periods as follows:

	June 30,	December 31,
	2001	2000

	(in Millions)
Compass Trust I (a)	$73	$100

MB Capital I	12	12

FW Capital I	19	23

Total	$104	$135

	Interest Rate of	Maturity of
	Securities and	Securities and
	Debentures	Debentures

Compass Trust I	8.230%	2027

MB Capital I	8.750%	2028

FW Capital I	9.375%	2029

(a)	In addition to the Capital Securities, common securities of $3 million were issued and the proceeds used by Compass Trust I to purchase junior subordinated deferrable interest debentures of the Company.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

      The Capital Securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. The Capital Securities qualify as Tier 1 capital under Federal Reserve Board guidelines.

      The Company has the right to redeem its debentures: (i) in whole or in part, on or after January 15, 2007 (for debentures owned by Compass Trust I), February 9, 2003 (for debentures owned by MB Capital I), and February 16, 2004 (for debentures owned by FW Capital I); and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the offering circulars). If the debentures purchased by Compass Trust I are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by MB Capital I or FW Capital I are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price is generally slightly more favorable to the Company. During 2001, the Company repurchased approximately $27 million of the Capital Securities of Compass Trust I and $4 million of the Capital Securities of FW Capital I.

Class B Preferred Stock

      In December 2000, a subsidiary of the Company issued $21 million of Class B Preferred Stock (the “Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at both June 30, 2001 and December 31, 2000. The Preferred Stock qualifies as Tier I capital under Federal Reserve Board guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the Board of Directors of the Subsidiary, in its sole discretion, out of funds legally available for such payment.

      The Preferred Stock is redeemable for cash, at the option of the Subsidiary, in whole or in part, at any time on or after June 15, 2021. Prior to June 15, 2021, the Preferred Stock is not redeemable, except that prior to such date, the Preferred Stock may be redeemed for cash, at the option of the Subsidiary, in whole or in part, only upon the occurrence of any tax or regulatory events. Any such redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System. The Preferred Stock is not redeemable at the option of the holders thereof at any time.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 4 — Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

	(In Thousands Except Per Share Data)
		(Unaudited)
BASIC EARNINGS PER SHARE:

Net income	$66,972	$62,961	$129,535	$121,300

Plus: Gain on redemption of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—	—	1,766	—

Net income available to common shareholders	$66,972	$62,961	$131,301	$121,300

Weighted average shares outstanding	127,768	127,410	127,717	125,559

Basic earnings per share	$0.53	$0.50	$1.03	$0.97

DILUTED EARNINGS PER SHARE:

Net income	$66,972	$62,961	$129,535	$121,300

Plus: Gain on redemption of Trust Preferred Securities	—	—	1,766	—

Net income available to common shareholders and assumed conversions	$66,972	$62,961	$131,301	$121,300

Weighted average shares outstanding	127,768	127,410	127,717	125,559

Net effect of the assumed exercise of nonvested restricted stock and stock options – based on the treasury stock method using average market price for the period	1,555	828	1,384	767

Total weighted average shares and common stock equivalents outstanding	129,323	128,238	129,101	126,326

Diluted earnings per share	$0.52	$0.49	$1.02	$0.96

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

      The Corporate Banking segment is responsible for providing a full array of banking and investment services to business banking, commercial banking, and other institutional clients in each of the Company’s major metropolitan markets. The Corporate Banking segment also includes a National Industries unit that is responsible for serving larger national accounts, principally in targeted industries. In addition to traditional credit and deposit products, the Corporate Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, and matched interest rate protection and investment products.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

      The following tables present the segment information for the Company’s segments as of and for the three and six month periods ended June 30, 2001 and 2000.

For the Three Months ended June 30, 2001
(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$85,323	$84,460	$12,811	$27,979	$(9,439)	$201,134

Noninterest income	15,202	60,074	6,932	6,997	1,927	91,132

Noninterest expense	30,268	80,591	7,374	4,420	45,190	167,843

Segment net income	$70,257	$63,943	$12,369	$30,556	$(52,702)	124,423

Provision for loan losses						21,951

Net income before income tax expense						102,472

Income tax expense						35,500

Net income						$66,972

Balance Sheet

Average assets	$8,369,520	$3,719,773	$740,127	$8,253,537	$892,496	$21,975,453

Average loans	8,265,600	3,323,421	728,005	697,914	8,104	13,023,044

Average deposits	3,311,649	9,247,707	1,106,859	234,108	(56,417)	13,843,906

Period-end assets	$7,978,466	$3,840,241	$745,303	$8,334,224	$812,710	$21,710,944

Period-end loans	7,874,782	3,466,804	733,479	772,027	(8,316)	12,838,776

Period-end deposits	3,319,049	9,154,295	1,096,923	182,856	(52,329)	13,700,794

For the Three Months ended June 30, 2000
(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$70,237	$77,725	$10,004	$20,386	$3,245	$181,597

Noninterest income	9,415	48,552	6,203	1,658	16,598	82,426

Noninterest expense	24,571	67,719	6,368	4,456	45,418	148,532

Segment net income	$55,081	$58,558	$9,839	$17,588	$(25,575)	115,491

Provision for loan losses						19,362

Net income before income tax expense						96,129

Income tax expense						33,168

Net income						$62,961

Balance Sheet

Average assets	$6,951,899	$3,298,419	$608,601	$7,009,376	$1,700,901	$19,569,196

Average loans	6,852,282	2,718,164	599,175	819,027	928,841	11,917,489

Average deposits	3,144,730	9,111,141	900,608	395,333	877,250	14,429,062

Period-end assets	$7,225,746	$3,457,063	$628,586	$7,008,265	$1,498,240	$19,817,900

Period-end loans	7,136,269	2,729,542	618,933	852,374	728,281	12,065,399

Period-end deposits	3,228,041	9,220,125	908,979	394,911	739,758	14,491,814

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

For the Six Months ended June 30, 2001
(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$161,271	$165,773	$25,652	$52,249	$(15,916)	$389,029

Noninterest income	28,895	115,196	13,604	17,893	4,263	179,851

Noninterest expense	60,787	156,865	14,633	6,916	96,563	335,764

Segment net income	$129,379	$124,104	$24,623	$63,226	$(108,216)	233,116

Provision for loan losses						34,832

Net income before income tax expense						198,284

Income tax expense						68,749

Net income						$129,535

Balance Sheet

Average assets	$8,102,929	$3,604,720	$734,924	$8,035,293	$1,123,266	$21,601,132

Average loans	8,001,275	3,185,448	722,234	617,068	203,652	12,729,677

Average deposits	3,257,971	9,202,790	1,118,046	340,096	159,396	14,078,299

Period-end assets	$7,978,466	$3,840,241	$745,303	$8,334,224	$812,710	$21,710,944

Period-end loans	7,874,782	3,466,804	733,479	772,027	(8,316)	12,838,776

Period-end deposits	3,319,049	9,154,295	1,096,923	182,856	(52,329)	13,700,794

For the Six Months ended June 30, 2000
(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$132,511	$153,830	$19,731	$39,345	$8,773	$354,190

Noninterest income	18,965	95,730	12,195	3,475	19,080	149,445

Noninterest expense	49,389	132,023	12,947	6,967	87,389	288,715

Segment net income	$102,087	$117,537	$18,979	$35,853	$(59,536)	214,920

Provision for loan losses						29,750

Net income before income tax expense						185,170

Income tax expense						63,870

Net income						$121,300

Balance Sheet

Average assets	$6,708,894	$3,363,734	$605,205	$7,016,554	$1,665,960	$19,360,347

Average loans	6,600,052	2,744,872	595,860	964,535	855,437	11,760,756

Average deposits	2,892,661	8,995,379	896,407	425,705	826,188	14,036,340

Period-end assets	$7,225,746	$3,457,063	$628,586	$7,008,265	$1,498,240	$19,817,900

Period-end loans	7,136,269	2,729,542	618,933	852,374	728,281	12,065,399

Period-end deposits	3,228,041	9,220,125	908,979	394,911	739,758	14,491,814

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements – Continued

NOTE 6 – Loans and Allowance for Loan Losses

      The following presents the composition of the loan portfolio at June 30, 2001 and December 31, 2000.

	June 30,	December 31,
	2001	2000

	(in Thousands)

Commercial, financial and agricultural	$4,137,197	$4,056,090

Real estate construction – commercial	1,348,273	1,519,759

Real estate – commercial	2,151,370	2,140,270

Total commercial	7,636,840	7,716,119

Real estate construction – residential	879,034	771,821

Real estate – residential	2,468,610	2,132,053

Consumer – credit cards	390,465	417,002

Consumer – installment	1,463,827	1,221,759

Total consumer	5,201,936	4,542,635

Total loans	$12,838,776	$12,258,754

      A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2001 and 2000 follows:

	Three Months Ended		Six Months Ended

	2001	2000	2001	2000

		(in Thousands)

Balance at beginning of period	$167,501	$152,114	$167,288	$151,211

Add: Provision charged to income	21,951	19,362	34,832	29,750

Allowance for loans acquired (sold)	(1,050)	3,994	(1,050)	3,994

Net charge-offs:

Commercial, financial and agricultural	6,114	9,922	10,081	11,895

Real estate construction	31	(5)	155	55

Real estate – commercial	118	51	354	51

Real estate – residential	759	375	1,085	485

Consumer – credit cards	6,603	4,000	11,199	7,627

Consumer – installment	1,791	3,219	5,210	6,934

Net charge-offs	15,416	17,562	28,084	27,047

Balance at end of period	$172,986	$157,908	$172,986	$157,908

      Nonperforming assets at June 30, 2001 and December 31, 2000 are detailed in the following table.

	June 30,	December 31,
	2001	2000

	(in Thousands)
Nonaccrual loans:

Commercial, financial and agricultural	$53,315	$59,842

Real estate construction	12,419	9,198

Real estate – commercial	13,680	4,336

Real estate – residential	12,024	10,543

Consumer	3,845	2,249

Total nonaccrual loans	95,283	86,168

Renegotiated loans	2,036	84

Other real estate	18,746	15,476

Total nonperforming assets	$116,065	$101,728

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 7 – Loan Participation Sales

      In June, the Company sold $500 million of commercial real estate loan participations to a third party asset-backed commercial paper conduit. Under the terms of the transaction, the Company retains servicing of the loans and remains obligated for any credit related charge-offs. No gain or loss was recognized on the sale; a $1 million liability for estimated future losses was established.

NOTE 8 – Recently Adopted and Issued Accounting Standards

      The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. For information regarding the adoption of this standard, or the Company’s accounting for derivatives and hedging activities, refer to the notes to consolidated financial statements included in the Company’s report on Form 10-Q for the quarter ended March 31, 2001.

      In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Pooling-of-interests business combinations initiated prior to June 30, 2001 are grandfathered. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether goodwill is impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of Statement No. 142. The new standard will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company is required to adopt the provisions of Statement No. 141 immediately and Statement No. 142 effective January 1, 2002.

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $236 million and unamortized identifiable intangible assets in the amount of $38 million, both of which will be subject to the transition provisions of Statements No. 141 and No. 142. Amortization expense related to goodwill was $11 million and $7 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Overview

      Net income for the quarter ended June 30, 2001, increased six percent to $67 million while diluted earnings per share increased six percent to $0.52 per share. Net interest income increased 11 percent to $201.1 million from the second quarter of 2000. Noninterest income increased 11 percent to $91.1 million while noninterest expense increased 13 percent to $167.8 million.

      For the first six months of 2001, net income increased seven percent to $129.5 million and diluted earnings per share increased six percent to $1.02 per share. Net interest income for the six months grew to $389.0 million, an increase of 10 percent, while noninterest income and noninterest expense increased 20 percent and 16 percent, respectively.

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

      On a cash basis, net income for the quarter ended June 30, 2001, was $72.1 million, a seven percent increase over the $67.4 million for the same quarter last year. Similarly, diluted earnings per share were $0.56 in the second quarter of 2001, a six percent increase compared to $0.53 in the prior year quarter.

      On a cash basis, net income for the six months ended June 30, 2001, was $139.8 million, a seven percent increase over the $130.1 million for the same period last year. Similarly, diluted earnings per share were $1.10 for the six months ended June 30, 2001, a seven percent increase compared to $1.03 in the prior year period.

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

      Net interest income for the quarter ended June 30, 2001, increased $19.5 million over the second quarter of 2000 to $202.4 million with interest income increasing $11.7 million and interest expense decreasing $7.8 million. The increase in interest income was due to an increase in average earning assets of $1.9 billion, or 10 percent, offset partially by a 57 basis point decrease in the average yield on earning assets from 8.30 percent to 7.73 percent. The increase in average earning assets from the second quarter of 2000 was the result of a $1.5 billion increase in investment securities available for sale and a $1.1 billion increase in loans, partially offset by a $622 million decrease in investment securities. Investment securities available for sale increased due to purchases of $1.9 billion of securities during the first six months of 2001, the securitization and transfer of real estate mortgage loans of $725 million in December 2000, and the transfer of $475 million of investment securities as part of the implementation of a new accounting standard. The increase in loans was due primarily to continued loan demand in the Company’s markets. The four percent decrease in interest expense over the prior year quarter was the result of a 72 basis point decrease in the rate paid on interest bearing liabilities offset partially by a $1.8 billion increase in average interest bearing liabilities. The increase in interest bearing liabilities was primarily due to increases in both federal funds purchased and securities sold under agreements to repurchase and FHLB and other borrowings offset partially by a decrease in certificates of deposit. The decrease in certificates of deposits was the result of an effort to re-channel higher rate liabilities to lower cost funding sources.

      For the first six months of 2001, net interest income increased 10 percent, or $35.0 million, to $391.6 million consisting of a $52.2 million increase in interest income and a $17.3 million increase in interest expense. The increase in interest income was due to a 10 percent increase in average earning assets which was partially offset by a two percent decrease in the yield on earning assets, or 17 basis points, to 7.99 percent from 8.16 percent. The average balance of loans for the first six months of 2001 over the comparable 2000 period increased $969 million, investments securities available for sale increased $1.5 billion, and investment securities decreased $611 million, due to the factors discussed previously. A $1.6 billion increase in average interest bearing liabilities partially offset by a 24 basis point decrease in the rate paid on interest bearing liabilities resulted in a five percent increase in interest expense.

      Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis.

      The net interest margin for the second quarter of 2001 was 4.04 percent, unchanged from a year ago. For the six months ended June 30, 2001, net interest margin increased two basis points from 3.99 percent in the prior year to 4.01 percent. These changes resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. During the second quarter of 2001, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 11 basis points as compared to a 3 basis point negative impact for the same period in 2000. For the six months ended June 30, 2001, the Company’s use of interest rate contracts increased the Company’s net interest margin by 7 basis points as compared to a 1 basis point negative impact for the first six months of 2000.

      The following tables detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the six month and three month periods ended June 30, 2001, as compared to the comparable period of 2000 (in thousands):

	Six Months Ended
	June 30, 2001

	Change
	2000	Attributed to
	to
	2001	Volume	Rate	Mix

Interest income:

Loans	$24,602	$43,106	$(17,095)	$(1,409)

Investment securities	(20,690)	(21,121)	714	(283)

Investment securities available for sale	50,566	48,106	1,858	602

Trading account securities	(87)	(483)	626	(230)

Fed funds and resale agreements	(2,149)	(2,098)	(250)	199

Increase in interest income	$52,242	$67,510	$(14,147)	$(1,121)

Interest expense:

Deposits	$(11,386)	$(5,008)	$(5,394)	$(984)

Fed funds purchased and repos	23,635	37,538	(6,570)	(7,333)

Other short-term borrowings	(2,367)	(2,048)	(456)	137

FHLB and other borrowings*	7,384	16,835	(7,745)	(1,706)

Increase in interest expense	$17,266	$47,317	$(20,165)	$(9,886)

	Three Months Ended
	June 30, 2001

	Change
	2000	Attributed to
	To
	2001	Volume	Rate	Mix

Interest income:

Loans	$1,069	$25,091	$(21,983)	$(2,039)

Investment securities	(10,389)	(10,785)	668	(272)

Investment securities available for sale	22,292	24,694	(1,813)	(589)

Trading account securities	247	(120)	487	(120)

Fed funds and resale agreements	(1,486)	(1,412)	(617)	543

Increase in interest income	$11,733	$37,468	$(23,258)	$(2,477)

Interest expense:

Deposits	$(23,452)	$(10,846)	$(12,200)	$(406)

Fed funds purchased and repos	13,388	27,616	(5,411)	(8,817)

Other short-term borrowings	(1,041)	(269)	(857)	85

FHLB and other borrowings*	3,326	11,949	(6,556)	(2,067)

Increase in interest expense	$(7,779)	$28,450	$(25,024)	$(11,205)

* Includes Capital and Preferred Securities.

Noninterest Income and Noninterest Expense

      During the second quarter of 2001, noninterest income increased $8.7 million, or 11 percent, to $91.1 million. Excluding the effect of the $11.8 million gain on the sale of non-strategic branches included in other noninterest income for the second quarter of 2000 and investment securities gains in both 2001 and 2000, noninterest income increased by 25 percent. The increase in noninterest income is directly attributable to increases in all of the major fee-based businesses of the Company, including a $7.1 million increase in service charges on deposit accounts and a $4.3 million increase in trading account profits and commissions. Noninterest income for the first six months of 2001 increased $30.4 million, or 20 percent, to $179.9 million due to a $12.5 million increase in service charges on deposit accounts, a $7.6 million increase in investment securities gains, and a $7.3 million increase in trading account profits and commissions. The increase in service charges on deposit accounts was primarily due to the increase in noninterest bearing demand deposit accounts, while the increase in trading account profits and commissions was due to favorable market conditions for the sales of bonds and matched interest rate protection contracts.

      Noninterest expense increased $19.3 million, or 13 percent, during the second quarter and $47.0 million, or 16 percent, during the first six months of 2001. The growth in each caption of noninterest expense, excluding the decrease in merger and integration for the second quarter, can be attributed in large part to bringing on-line 30 new banking offices through purchase acquisitions and de novo activity during the past twelve months. The decrease in merger and integration during the second quarter of 2001 is due to the Company completing its last acquisition in January of 2001.

Income Taxes

      The increases in income tax expense during the three and six month periods ended June 30, 2001, over the same periods in 2000, is directly attributable to the increases in pretax income.

Provision and Allowance for Loan Losses

      The provision for loan losses for the three and six months ended June 30, 2001, increased $2.6 million and $5.1 million from the same periods in 2000, respectively. The allowance for loan losses, and the resulting provision for loan losses, was based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. During the quarter ended June 30, 2001 the allocation of allowance for the credit card portfolio was increased to reflect the recent increase in credit card charge-offs due to an increase in bankruptcy filings. The allowance for loan losses at June 30, 2001, was $173 million. The ratio of the allowance for loan losses to loans outstanding was 1.35 percent at June 30, 2001, relatively unchanged from the 1.36 percent at December 31, 2000. Management believes that the allowance for loan losses at June 30, 2001 is adequate.

Nonperforming Assets and Past Due Loans

      Nonperforming loans, comprised of nonaccrual loans and renegotiated loans totaled $97 million at June 30, 2001, compared to $86 million at December 31, 2000. At June 30, 2001, the allowance for loan losses as a percentage of nonperforming loans was 178 percent as compared to 194 percent at December 31, 2000. The allowance for loan losses as a percentage of nonperforming assets was 149 percent at June 30, 2001 and 164 percent at December 31, 2000.

      Nonperforming assets as a percentage of total loans and other real estate owned was 0.90 percent at June 30, 2001, compared to 0.83 percent at December 31, 2000. The amount recorded in other repossessed assets at June 30, 2001, was $0.6 million, down from $1.7 million at December 31, 2000. Loans past due ninety days or more but still accruing interest decreased from $19.9 million at December 31, 2000, to $17.5 million at June 30, 2001.

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

Financial Condition

Overview

      Total assets at June 30, 2001, were $21.7 billion, up from $20.9 billion at December 31, 2000. The increase in assets was primarily due to internal loan growth and the increase in market value and purchases of investment securities available for sale.

Assets and Funding

      At June 30, 2001, earning assets totaled $19.8 billion, up from $18.9 billion at December 31, 2000. The mix of earning assets remained relatively unchanged with total investment securities and loans comprising 35 percent and 65 percent, respectively, of total earning assets at June 30, 2001. The largest component of the growth in earning assets was concentrated in net loans. Net loans increased by $574 million due to continued loan demand, which was effected by the sale of $500 million of commercial real estate loans to a third party conduit. Total liabilities increased by $703 million due to the increase in federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings of $1.1 billion and the increase in FHLB and other borrowings of $676 million, which was partially offset by a $1.1 billion reduction in interest bearing deposits. The increase in borrowings and decrease in deposits was due to a rechanneling of higher rate certificates of deposit to lower cost funding sources.

Liquidity and Capital Resources

      The following is a discussion of cash flows; these amounts are based on cash flows that exclude changes resulting from merger activity. Net cash provided by operating activities totaled $187 million for the six months ended June 30, 2001. Net cash used by investing activities of $837 million primarily resulted from the purchase of $1.9 billion of investment securities available for sale and a $1.1 billion net increase in loans outstanding offset by the proceeds from maturities of investment securities available for sale of $777 million, proceeds from sales of investment securities available for sale of $639 million and the sale of $500 million of commercial real estate loans to a third party asset backed conduit. Net cash provided by financing activities of $558 million primarily consisted of a $1.1 billion net increase in federal funds purchased and securities sold under agreements to repurchase and $648 million net increase in FHLB advances and other borrowings reduced by a $1.1 billion net decrease in time deposits.

      Total shareholders’ equity at June 30, 2001 was 7.56 percent of total assets compared to 7.23 percent at December 31, 2000 primarily due to a $72 million increase in retained earnings and a $54 million increase in accumulated other comprehensive income. The leverage ratio, defined as period-end common equity and the Capital Securities adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 6.69 percent at June 30, 2001 and 6.90 percent at December 31, 2000. Similarly, the Company’s tangible leverage ratio, defined as period-end common equity and the Capital Securities adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, was 6.63 percent at June 30, 2001 compared to 6.84 percent at December 31, 2000. The decrease in the leverage and tangible leverage ratios is due primarily to growth in assets and the repurchase of approximately $31 million of the Company’s Capital Securities during 2001.

      Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of June 30, 2001, exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at June 30, 2001 were 8.21 percent and 10.92 percent, respectively, compared to 8.33 percent and 11.24 percent at December 31, 2000. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30

	2001	2000

Allowance for Loan Losses

Balance at beginning of period	$167,288	$151,211

Add: Provision charged to earnings	34,832	29,750

Allowance for loans acquired (sold)	(1,050)	3,994

Deduct: Loans charged-off	35,360	32,729

Loan recoveries	(7,276)	(5,682)

Net charge-offs	28,084	27,047

Balance at end of period	$172,986	$157,908

Net charge-offs as a percentage of average loans (annualized)	0.44%	0.46%

Recoveries as a percentage of charge-offs	20.58%	17.36%

	June 30,	December 31,
	2001	2000

Nonperforming Assets

Nonaccrual loans	$95,283	$86,168

Renegotiated loans	2,036	84

Total nonperforming loans	97,319	86,252

Other real estate	18,746	15,476

Total nonperforming assets	$116,065	$101,728

Accruing loans ninety days or more past due	$17,547	$19,884

Other repossessed assets	641	1,706

Allowance for loan losses	172,986	167,288

Allowance as a percentage of loans	1.35%	1.36%

Total nonperforming loans as a percentage of loans	0.76%	0.70%

Total nonperforming assets as a percentage of loans and ORE	0.90%	0.83%

Accruing loans ninety days or more past due as a percentage of loans	0.14%	0.16%

Allowance for loan losses as a percentage of nonperforming loans	177.75%	193.95%

Allowance for loan losses as a percentage of nonperforming assets	149.04%	164.45%

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
(In thousands)
(Unaudited)

      The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described on pages 18 through 20 of its December 31, 2000 Form 10-K. Net interest income sensitivities over a one-year time horizon as of June 30, 2001 and December 31, 2000 are shown below.

		Percentage
		Increase/(Decrease)
		in Interest Income/
		Expense Given
		Immediate and
	Principal	Sustained Parallel
	Amount of Earning	Interest Rates Shifts
	Assets, Interest
	Bearing Liabilities	Down 100	Up 100
	and Swaps	Basis Points	Basis Points

June 30, 2001	(in Thousands)
Assets which reprice in:

One year or less	$7,369,415	(7.69%)	9.44%

Over one year	12,432,527	(3.72)	2.11

	$19,801,942	(5.23)	4.89

Liabilities which reprice in:

One year or less	$11,950,568	(17.64)	17.11

Over one year	4,668,080	(3.80)	5.25

	$16,618,648	(12.07)	12.34

Total net interest income sensitivity		(0.09)	(0.89)

December 31, 2000 [a]:

Assets which reprice in:

One year or less	$6,871,176	(8.77%)	8.55%

Over one year	11,232,479	(3.45)	2.16

	$18,103,655	(5.65)	4.81

Liabilities which reprice in:

One year or less	$11,205,416	(14.32)	13.24

Over one year	4,020,436	(2.64)	3.23

	$15,225,852	(10.49)	9.96

Total net interest income sensitivity		(0.26)	(0.94)

[a] Amounts for December 31, 2000 have not been restated for the FirsTier merger.

      As shown in the table above, the Company’s net interest income sensitivity decreased from December 31, 2000 to June 30, 2001 in the down 100 basis point rate scenario and remained relatively unchanged in the up 100 basis point rate scenario. The Company purchased interest rate floors in the second quarter, which reduced the Company’s net sensitivity to falling rates. A change in the liability mix from CD’s to wholesale funding also helped to reduce sensitivity to falling rates.

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

Item 4 Submission of Matters to Vote of Security Holders

      The election of three directors was submitted to the shareholders at the Company’s Annual Meeting held April 16, 2001. Charles W. Daniel, Carl J. Gessler, Jr., M.D. and D. Paul Jones, Jr. were elected upon receipt of the following votes for/withheld, respectively, 94,996,199/458,139, 95,021,354/432,984 and 94,825,743/628,595. No other matters were submitted to a vote of security holders during the second quarter of 2001.

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits

(3)	Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

	(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to the December 31, 1997 Form 10-K filed with the Commission)

	(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

	(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

	(d)	Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to the Company’s Registration Statement on Form S-4, Registration No. 33-55899 filed with the Commission)

	(e)	Certificate of Amendment, dated November 8, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to the Company’s Registration Statement on Form S-4, Registration No. 33-51919 filed with the Commission)

	(f)	Certificate of Amendment, dated June 2, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(f) to the December 31, 2000 Form 10-K filed with the Commission)

	(g)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to the December 31, 1997 Form 10-K filed with the Commission)

(a) Exhibits (continued)

(10) Material Contracts

(a)	Compass Bancshares, Inc., 1982 Long Term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form S-8 filed June 15, 1983, with the Commission)

(b)	Compass Bancshares, Inc., 1989 Long Term Incentive Plan (incorporated by reference to Exhibit 28 to the Company’s Registration Statement on Form S-8 filed February 21, 1991, with the Commission)

(c)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to the Company’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

(d)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

(e)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to the March 31, 2000 Form 10-Q filed with the Commission)

(f)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Jerry W. Powell (incorporated by reference to Exhibit 10(f) to the March 31, 2000 Form 10-Q filed with the Commission)

(g)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to the March 31, 2000 Form 10-Q filed with the Commission)

(h)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to the March 31, 2000 Form 10-Q filed with the Commission)

(i)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to the Company’s Registration Statement on Form S-8, Registration No. 333-15373, filed November 1, 1996, with the Commission)

(j)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to the March 31, 2000 Form 10-Q filed with the Commission)

(k)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, date as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to the December 31, 1999 Form 10-K filed with the Commission)

(a) Exhibits (continued)

(l)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to the December 31, 1999 Form 10-K filed with the Commission)

(m)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to the December 31, 1999 Form 10-K filed with the Commission)

(n)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to the March 31, 2000 Form 10-Q filed with the Commission)

(o)	Director and Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), Amended and Restated Effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 POS, Registration No. 033-26884, filed with the Commission).

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

(b) Reports on Form 8-K

No items were reported on Form 8-K during the period.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2001	/s/ GARRETT R. HEGEL

Date	By Garrett R. Hegel, as its Chief Financial Officer