Form 10-Q
period 2001-09-30
COMPASS BANCSHARES INC
filed 2001-11-14
CIK 18568

INDEX
COMPASS BANCSHARES, INC. AND SUBSIDIARIES Consolidated Balance Sheets
COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
COMPASS BANCSHARES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
COMPASS BANCSHARES, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income
COMPASS BANCSHARES, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
COMPASS BANCSHARES, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
SIGNATURES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2001	Commission File No. 0-6032

[LOGO]Compass Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2001

Common Stock, $2 Par Value	127,497,056

The number of pages of this report is 28.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	September 30, 2001	December 31, 2000

Assets

Cash and due from banks	$626,327	$750,815

Federal funds sold and securities purchased under agreements to resell	6,211	163,896

Trading account securities	15,877	17,211

Investment securities available for sale	6,202,497	5,074,819

Investment securities (fair value of $838,749 and $1,431,195 for 2001 and 2000, respectively)	819,800	1,434,689

Loans	13,268,128	12,258,754

Allowance for loan losses	(174,809)	(167,288)

Net loans	13,093,319	12,091,466

Premises and equipment, net	459,212	468,468

Other assets	1,088,371	875,796

Total assets	$22,311,614	$20,877,160

Liabilities and Shareholders’ Equity

Deposits:

Noninterest bearing	$3,322,318	$3,188,969

Interest bearing	10,070,757	11,636,408

Total deposits	13,393,075	14,825,377

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	3,060,889	1,775,176

Long-term debt:

FHLB and other borrowings	3,627,425	2,432,363

Guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	122,033	152,822

Accrued expenses and other liabilities	347,447	181,418

Total liabilities	20,550,869	19,367,156

Shareholders’ equity:

Common stock of $2 par value:

Authorized—200,000,000 shares; Issued—128,549,054 shares in 2001 and 127,779,021 shares in 2000	257,098	255,558

Surplus	157,532	145,801

Treasury stock, at cost (427,500 shares in 2001)	(10,327)	—

Loans to finance stock purchases	(1,773)	(1,777)

Unearned restricted stock	(2,794)	(1,923)

Accumulated other comprehensive income (loss)	120,365	(16,796)

Retained earnings	1,240,644	1,129,141

Total shareholders’ equity	1,760,745	1,510,004

Total liabilities and shareholders’ equity	$22,311,614	$20,877,160

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Interest income:

Interest and fees on loans	$263,534	$286,898	$811,054	$810,022

Interest on investment securities available for sale	97,141	75,675	295,150	222,992

Interest on investment securities	13,924	25,209	45,273	77,307

Interest on federal funds sold, securities purchased under agreements to resell and other earning assets	402	2,227	2,090	6,149

Total interest income	375,001	390,009	1,153,567	1,116,470

Interest expense:

Interest on deposits	96,332	142,891	340,315	398,260

Interest on federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	26,607	27,969	88,333	68,427

Interest on FHLB borrowings and other long-term debt	42,911	37,993	126,739	114,437

Total interest expense	165,850	208,853	555,387	581,124

Net interest income	209,151	181,156	598,180	535,346

Provision for loan losses	32,317	10,872	67,149	40,622

Net interest income after provision for loan losses	176,834	170,284	531,031	494,724

Noninterest income:

Service charges on deposit accounts	39,180	32,836	112,415	93,571

Credit card service charges and fees	9,385	7,872	24,267	20,727

Asset management fees	5,136	5,246	15,394	14,734

Retail investment sales	7,763	4,439	17,500	14,178

Trading account profits and commissions	5,397	1,963	16,300	5,572

Investment securities gains (losses), net	(13)	—	7,578	4

Other	30,466	24,821	83,711	77,836

Total noninterest income	97,314	77,177	277,165	226,622

Noninterest expense:

Salaries, benefits and commissions	88,073	74,632	256,316	223,350

Equipment expense	15,408	13,217	44,934	37,403

Net occupancy expense	13,088	11,819	39,227	34,138

Professional services	11,152	8,875	33,334	25,941

Merger and integration	901	2,687	6,249	7,677

Other	41,884	36,128	126,210	107,564

Total noninterest expense	170,506	147,358	506,270	436,073

Net income before income tax expense	103,642	100,103	301,926	285,273

Income tax expense	34,932	34,195	103,681	98,065

Net income	$68,710	$65,908	$198,245	$187,208

Basic earnings per share	$0.53	$0.51	$1.56	$1.48

Basic weighted average shares outstanding	127,991	127,445	127,810	126,192

Diluted earnings per share	$0.53	$0.51	$1.55	$1.47

Diluted weighted average shares outstanding	129,962	128,205	129,291	126,949

Dividends per share	$0.23	$0.22	$0.69	$0.66

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2001	2000

Operating Activities:

Net income	$198,245	$187,208

Adjustments to reconcile net income to cash provided by operations:

Depreciation and amortization	68,845	53,699

Accretion of discount and loan fees	(11,140)	(17,048)

Provision for loan losses	67,149	40,622

Net change in trading account securities	1,334	7,965

Gain on sale of investment securities available for sale	(7,578)	(4)

Gain on sale of other real estate owned	(124)	(1,184)

Gain on sale of branches	—	(16,700)

(Increase) decrease in other assets	(89,910)	46,986

Increase (decrease) in other liabilities	76,031	(11,945)

Net cash provided by operating activities	302,852	289,599

Investing Activities:

Proceeds from maturities of investment securities	170,150	117,213

Purchases of investment securities	(31,318)	(22,294)

Proceeds from sales of investment securities available for sale	755,223	274,820

Proceeds from maturities of investment securities available for sale	1,297,839	571,272

Purchases of investment securities available for sale	(2,555,359)	(372,968)

Net decrease in federal funds sold and securities purchased under agreements to resell	157,685	3,281

Net increase in loan portfolio	(1,585,177)	(1,071,513)

Proceeds from sale of loans to third party conduit	500,000	—

Acquisitions/dispositions, net of cash acquired (sold)	—	(185,346)

Purchases of premises and equipment	(25,760)	(56,627)

Proceeds from sales of other real estate owned	5,260	7,653

Net cash used by investing activities	(1,311,457)	(734,509)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows— Continued
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2001	2000

Financing Activities:

Net increase in demand deposits, NOW accounts and savings accounts	166,175	53,873

Net increase (decrease) in time deposits	(1,598,477)	401,487

Net increase in federal funds purchased and securities sold under agreements to repurchase	1,260,909	460,732

Net increase in short-term borrowings	24,804	10,109

Proceeds from FHLB advances and other borrowings	1,172,500	915,578

Repayment of FHLB advances and other borrowings	(24,778)	(1,357,065)

Repurchase of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	(29,044)	—

Common and preferred dividends paid	(88,548)	(79,367)

Purchase of treasury stock	(10,327)	—

Repayment of loans to finance stock purchases	1,136	472

Proceeds from exercise of stock options	9,767	3,315

Net cash provided by financing activities	884,117	409,134

Net decrease in cash and due from banks	(124,488)	(35,776)

Cash and due from banks at beginning of period	750,815	729,124

Cash and due from banks at end of period	$626,327	$693,348

Schedule of noncash investing and financing activities:

Transfers of loans to other real estate owned	$21,281	$16,011

Transfers of investment securities to available for sale securities	476,087	—

Loans to facilitate the sale of other real estate owned	560	2,762

Assets retained in loan securitization	—	469,463

Loans to finance stock purchases	1,132	599

Change in unrealized gain on available for sale securities	148,805	34,452

Issuance of restricted stock, net of cancellations	2,230	1,610

Common stock issued	—	35,924

Assets acquired	—	776,075

Assets sold	—	48,692

Liabilities assumed	—	692,531

Liabilities sold	—	203,118

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Net income	$68,710	$65,908	$198,245	$187,208

Other comprehensive income (loss), before tax and cumulative effect adjustment:

Unrealized holding gains on securities available for sale	90,387	44,830	157,192	34,456

Less reclassification adjustment for realized gains (losses) on investment securities available for sale	(13)	—	7,578	4

Unrealized holding losses on investment securities transferred to investments available for sale	(504)	—	(809)	—

Net change in accumulated gains on cash-flow hedging instruments	43,017	—	72,907	—

Total other comprehensive income, before tax and cumulative effect adjustment	132,913	44,830	221,712	34,452

Income tax expense (benefit) related to other comprehensive income before cumulative effect adjustment:

Unrealized holding gains on securities available for sale	33,717	17,367	58,051	13,651

Less reclassification adjustment for realized gains (losses) on investment securities available for sale	(4)	—	2,849	2

Unrealized holding losses on investment securities transferred to investments available for sale	(189)	—	(304)	—

Net change in accumulated gains on cash-flow hedging instruments	16,170	—	27,406	—

Total income tax expense related to other comprehensive income before cumulative effect adjustment	49,702	17,367	82,304	13,649

Total other comprehensive income before cumulative effect adjustment, net of tax	83,211	27,463	139,408	20,803

Total comprehensive income before cumulative effect adjustment	151,921	93,371	337,653	208,011

Cumulative effect adjustment for accumulated net losses on hedging instruments, net of tax	—	—	(2,247)	—

Total comprehensive income	$151,921	$93,371	$335,406	$208,011

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 — General

     The consolidated financial statements of Compass Bancshares, Inc. (the “Company”) in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2000, as restated in the Current Report on Form 8-K filed on September 6, 2001.

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

     The Company owns all of the outstanding common stock of each of the three trusts. The trusts used the proceeds from the issuance of their Capital Securities and common stock to buy debentures issued by the Company. These debentures are the trusts’ only assets and the interest payments from the debentures finance the distributions paid on the Capital Securities. The Company’s financial statements do not reflect the debentures or the related income statement effects because they are eliminated in consolidation.

     The Capital Securities are summarized for the periods as follows:

	September 30,	December 31,
	2001	2000

	(in Millions)
Compass Trust I (a)	$73	$100

MB Capital I	12	12

FW Capital I	19	23

Total	$104	$135

	Interest Rate of	Maturity of
	Securities and	Securities and
	Debentures	Debentures

Compass Trust I	8.23%	2027

MB Capital I	8.75%	2028

FW Capital I	9.38%	2029

     (a)  In addition to the Capital Securities, common securities of $3 million were issued and the proceeds used by Compass Trust I to purchase junior subordinated deferrable interest debentures of the Company.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

     The Capital Securities must be redeemed when the related debentures mature, or earlier, if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. The Capital Securities qualify as Tier 1 capital under Federal Reserve Board guidelines.

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

Class B Preferred Stock

     In December 2000, a subsidiary of the Company issued $21 million of Class B Preferred Stock (the “Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at both September 30, 2001 and December 31, 2000. The Preferred Stock qualifies as Tier I capital under Federal Reserve Board guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the Board of Directors of the Subsidiary, in its sole discretion, out of funds legally available for such payment.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 4 — Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

		(In Thousands Except Per Share Data)
		(Unaudited)

BASIC EARNINGS PER SHARE:

Net income	$68,710	$65,908	$198,245	$187,208

Plus: Gain on redemption of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—	—	1,766	—

Net income available to common shareholders	$68,710	$65,908	$200,011	$187,208

Weighted average shares outstanding	127,991	127,445	127,810	126,192

Basic earnings per share	$0.53	$0.51	$1.56	$1.48

DILUTED EARNINGS PER SHARE:

Net income	$68,710	$65,908	$198,245	$187,208

Plus: Gain on redemption of Trust Preferred Securities	—	—	1,766	—

Net income available to common shareholders and assumed conversions	$68,710	$65,908	$200,011	$187,208

Weighted average shares outstanding	127,991	127,445	127,810	126,192

Net effect of the assumed exercise of nonvested restricted stock and stock options — based on the treasury stock method using average market price for the period	1,971	760	1,481	757

Total weighted average shares and common stock equivalents outstanding	129,962	128,205	129,291	126,949

Diluted earnings per share	$0.53	$0.51	$1.55	$1.47

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

     The Corporate Banking segment is responsible for providing a full array of banking and investment services to business banking, commercial banking, and other institutional clients in each of the Company’s major metropolitan markets. The Corporate Banking segment also includes a National Industries unit that is responsible for serving larger national accounts, principally in targeted industries. In addition to traditional credit and deposit products, the Corporate Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, insurance, and interest rate protection and investment products.

     The Retail Banking segment serves the Company’s consumer customers through an extensive banking office network and through the use of alternative delivery channels such as personal computer banking, the internet and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage. In addition, Retail Banking serves the Company’s small business customers, and is responsible for the indirect automobile portfolio.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

     The following tables present the segment information for the Company’s segments as of and for the three and nine month periods ended September 30, 2001 and 2000.

			For the Three Months ended September 30, 2001
			(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income	$84,073	$84,767	$12,102	$27,495	$714	$209,151

Noninterest income	18,881	62,874	6,654	5,208	3,697	97,314

Noninterest expense	31,808	81,289	6,851	3,447	47,111	170,506

Segment net income	$71,146	$66,352	$11,905	$29,256	$(42,700)	135,959

Provision for loan losses						32,317

Net income before income tax expense						103,642

Income tax expense						34,932

Net income						$68,710

Balance Sheet
Average assets	$8,032,080	$3,931,274	$747,393	$8,413,299	$858,072	$21,982,118

Average loans	7,922,601	3,571,413	735,481	820,522	8,436	13,058,453

Average deposits	3,288,139	8,929,782	1,074,325	196,721	(73,177)	13,415,790

Period-end assets	$8,094,319	$4,034,348	$760,472	$8,584,022	$838,453	$22,311,614

Period-end loans	7,932,180	3,693,119	748,923	889,630	4,276	13,268,128

Period-end deposits	3,329,482	8,761,795	1,089,442	314,830	(102,474)	13,393,075

			For the Three Months ended September 30, 2000
			(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income	$74,962	$80,915	$11,468	$17,281	$(3,470)	$181,156

Noninterest income	9,999	50,555	6,609	1,821	8,193	77,177

Noninterest expense	26,161	68,000	7,203	2,169	43,825	147,358

Segment net income	$58,800	$63,470	$10,874	$16,933	$(39,102)	110,975

Provision for loan losses						10,872

Net income before income tax expense						100,103

Income tax expense						34,195

Net income						$65,908

Balance Sheet
Average assets	$7,254,549	$3,365,551	$668,564	$7,040,828	$1,773,159	$20,102,651

Average loans	7,160,523	2,827,988	657,293	877,868	840,101	12,363,773

Average deposits	3,208,898	9,094,283	988,815	458,699	858,858	14,609,553

Period-end assets	$7,435,016	$3,425,562	$707,086	$7,079,229	$1,695,346	$20,342,239

Period-end loans	7,315,281	2,913,460	694,745	904,733	780,668	12,608,887

Period-end deposits	3,239,135	9,017,813	1,078,961	601,469	583,100	14,520,478

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

		For the Nine Months ended September 30, 2001
			(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income	$245,344	$250,796	$37,754	$79,744	$(15,458)	$598,180
Noninterest income	50,075	175,683	20,268	23,179	7,960	277,165

Noninterest expense	95,245	235,680	21,439	10,338	143,568	506,270

Segment net income	$200,174	$190,799	$36,583	$92,585	$(151,066)	369,075

Provision for loan losses						67,149

Net income before income tax expense						301,926

Income tax expense						103,681

Net income						$198,245

Balance Sheet
Average assets	$8,080,276	$3,713,545	$739,126	$8,162,680	$1,033,896	$21,729,523
Average loans	7,974,762	3,315,517	726,698	685,631	137,865	12,840,473

Average deposits	3,268,145	9,110,780	1,103,312	291,779	81,020	13,855,036

Period-end assets	$8,094,319	$4,034,348	$760,472	$8,584,022	$838,453	$22,311,614

Period-end loans	7,932,180	3,693,119	748,923	889,630	4,276	13,268,128

Period-end deposits	3,329,482	8,761,795	1,089,442	314,830	(102,474)	13,393,075

		For the Nine Months ended September 30, 2000
			(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income	$207,481	$234,745	$31,199	$56,626	$5,295	$535,346
Noninterest income	28,964	146,285	18,804	5,296	27,273	226,622

Noninterest expense	75,593	200,023	20,150	9,136	131,171	436,073

Segment net income	$160,852	$181,007	$29,853	$52,786	$(98,603)	325,895

Provision for loan losses						40,622

Net income before income tax expense						285,273

Income tax expense						98,065

Net income						$187,208

Balance Sheet
Average assets	$6,891,393	$3,364,332	$626,479	$7,024,704	$1,702,680	$19,609,588
Average loans	6,788,239	2,772,780	616,487	935,435	850,288	11,963,229

Average deposits	2,998,843	9,028,588	927,434	436,783	837,158	14,228,806

Period-end assets	$7,435,016	$3,425,562	$707,086	$7,079,229	$1,695,346	$20,342,239

Period-end loans	7,315,281	2,913,460	694,745	904,733	780,668	12,608,887

Period-end deposits	3,239,135	9,017,813	1,078,961	601,469	583,100	14,520,478

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 6 – Loans and Allowance for Loan Losses

     The following presents the composition of the loan portfolio at September 30, 2001 and December 31, 2000.

	September 30,	December 31,
	2001	2000

	(in Thousands)
Commercial, financial and agricultural	$4,116,826	$4,056,090

Real estate construction — commercial	1,320,562	1,519,759

Real estate — commercial	2,229,029	2,140,270

Total commercial	7,666,417	7,716,119

Real estate construction — residential	877,989	771,821
Real estate — residential	2,723,697	2,132,053

Consumer — credit cards	406,148	417,002

Consumer — installment	1,593,877	1,221,759

Total consumer	5,601,711	4,542,635

Total loans	$13,268,128	$12,258,754

     A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2001 and 2000 follows:

	Three Months Ended		Nine Months Ended

	2001	2000	2001	2000

		(in Thousands)
Balance at beginning of period	$172,986	$157,908	$167,288	$151,211

Add: Provision charged to income	32,317	10,872	67,149	40,622

Allowance for loans acquired (sold)	—	3,566	(1,050)	7,560

Net charge-offs (recoveries):

Commercial, financial and agricultural	22,059	3,800	32,140	15,695

Real estate construction	34	—	189	55

Real estate — commercial	(11)	(241)	343	(190)

Real estate — residential	727	483	1,812	968

Consumer — credit cards	5,085	3,678	16,284	11,305

Consumer — installment	2,600	2,559	7,810	9,493

Net charge-offs	30,494	10,279	58,578	37,326

Balance at end of period	$174,809	$162,067	$174,809	$162,067

     Nonperforming assets at September 30, 2001 and December 31, 2000 are detailed in the following table.

	September 30,	December 31,
	2001	2000

	(in Thousands)
Nonaccrual loans:

Commercial, financial and agricultural	$25,654	$59,842

Real estate construction	12,023	9,198

Real estate — commercial	10,427	4,336

Real estate — residential	10,576	10,543

Consumer	4,604	2,249

Total nonaccrual loans	63,284	86,168

Renegotiated loans	2,008	84

Other real estate	31,061	15,476

Total nonperforming assets	$96,353	$101,728

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 7 – Loan Participation Sales

     In June, the Company sold $500 million of loan participations to a third party asset-backed commercial paper conduit. Under the terms of the transaction, the Company retains servicing of the loans and remains obligated for any credit related charge-offs. No gain or loss was recognized on the sale; a $1 million liability for estimated future losses was established.

NOTE 8 – Recently Adopted and Issued Accounting Standards

Accounting for Derivative Instruments and Hedging Activities

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

Business Combinations, Goodwill and Other Intangible Assets

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Pooling-of-interests business combination initiated prior to June 30, 2001 are grandfathered. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of Statement No. 142. The new standard will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company was required to adopt the provisions of Statement No. 141 immediately and Statement No. 142 effective January 1, 2002.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $236 million and unamortized identifiable intangible assets in the amount of $38 million, both of which will be subject to the transition provisions of Statement No. 142. Because of the extensive effort needed to comply with adopting Statement No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Accounting for Asset Retirement Obligations

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) the normal operation of long-lived assets, except for certain obligations of lessees. The Statement shall be effective for financial statements issued for fiscal years beginning after June 15, 2002; earlier application is encouraged. Initial application of this Statement shall be as of the beginning of an entity’s fiscal year. Management does not anticipate that the adoption of this Statement will have a material impact on the Company’s consolidated financial position or consolidated results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Early application is encouraged. Management does not anticipate that the adoption of this Statement will have a material impact on the Company’s consolidated financial position or consolidated results of operations.

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

Overview

     Net income for the quarter ended September 30, 2001, increased four percent to $68.7 million and diluted earnings per share increased four percent to $0.53 per share. Net interest income increased 15 percent to $209.2 million from the third quarter of 2000. Noninterest income increased 26 percent to $97.3 million and noninterest expense increased 16 percent to $170.5 million.

     For the first nine months of 2001, net income increased six percent to $198.2 million and diluted earnings per share increased five percent to $1.55 per share. Net interest income for the nine months grew to $598.2 million, an increase of 12 percent, while noninterest income and noninterest expense increased 22 percent and 16 percent, respectively.

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

     On a cash basis, net income for the quarter ended September 30, 2001, was $73.8 million, a four percent increase over the $70.7 million for the same quarter last year. Similarly, diluted earnings per share were $0.57 in the third quarter of 2001, a four percent increase compared to $0.55 in the prior year quarter.

     On a cash basis, net income for the nine months ended September 30, 2001, was $213.6 million, a six percent increase over the $200.8 million for the same quarter last year. Similarly, diluted earnings per share were $1.67 for the nine months ended September 30, 2001, a six percent increase compared to $1.58 in the prior year period.

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

     Net interest income for the quarter ended September 30, 2001, increased $28.0 million over the third quarter of 2000 to $210.4 million with interest income decreasing $15.0 million and interest expense decreasing $43.0 million. The decrease in interest income was due to a 93 basis point decrease in the average yield on earnings assets from 8.37 percent to 7.44 percent, offset partially by an increase in average earning assets of $1.5 billion, or eight percent. The increase in average earning assets from the third quarter of 2000 was the result of a $1.5 billion increase in investment securities available for sale and $695 million increase in loans, partially offset by a $645 million decrease in investment securities. Investment securities available for sale increased due to purchases of $2.6 billion of securities during the first nine months of 2001, the securitization and transfer of real estate mortgage loans of $725 million in December 2000, and the transfer of $475 million of investment securities in connection with the implementation of a new accounting standard. Loans increased due to continued strong internal loan growth. The 21 percent decrease in interest expense over the prior year quarter was the result of a 142 basis point decrease in the rate paid on interest bearing liabilities offset partially by a $1.3 billion increase in average interest bearing liabilities. The increase in interest bearing liabilities was primarily due to increases in both federal funds purchased and securities sold under agreements to repurchase and FHLB and other borrowings offset partially by a decrease in certificates of deposit. The decrease in certificates of deposits was by design in an effort to re-channel higher rate liabilities into lower cost funding sources.

     For the first nine months of 2001, net interest income increased 12 percent, or $63.0 million, to $602.0 million consisting of a $37.2 million increase in interest income and a $25.7 million decrease in interest expense. The increase in interest income was due to a nine percent increase in average earning assets which was partially offset by a 5 percent decrease in the yield on earning assets, or 43 basis points, to 7.80 percent from 8.23 percent. The average balance of loans for the first nine months of 2001 over the comparable 2000 period increased $877 million, investments securities available for sale increased $1.5 billion, and investment securities decreased $623 million, due to the factors discussed previously. A 65 basis point decrease in the rate paid on interest bearing liabilities partially offset by a $1.5 billion increase in average interest bearing liabilities resulted in a four percent decrease in interest expense.

     Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis.

     The net interest margin continued its expansion to 4.16 percent for the third quarter of 2001, compared to 3.90 percent for 2000. For the nine months ended September 30, 2001, net interest margin increased 10 basis points from 3.96 percent in the prior year to 4.06 percent. These changes resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. During the third quarter of 2001, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 18 basis points as compared to a 7 basis point negative impact for the same period in 2000. For the nine months ended September 30, 2001, the Company’s use of interest rate contracts increased the Company’s net interest margin by 11 basis points as compared to a 3 basis point negative impact for the first nine months of 2000.

     The following tables detail the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the nine month and three month periods ended September 30, 2001, as compared to the comparable period of 2000 (in thousands):

	Three Months Ended
	September 30, 2001

	Change
	2000	Attributed to
	To
	2001	Volume	Rate	Mix

Interest income:

Loans	$(23,261)	$16,121	$(37,287)	$(2,095)

Investment securities	(11,331)	(11,162)	(298)	129

Investment securities available for sale	21,399	25,059	(2,755)	(905)

Trading account securities	(125)	(28)	(104)	7

Fed funds and resale agreements	(1,693)	(1,630)	(599)	536

Increase (decrease) in interest income	$(15,011)	$28,360	$(41,043)	$(2,328)

Interest expense:

Deposits	$(46,559)	$(20,778)	$(27,656)	$1,875

Fed funds purchased and repos	(259)	22,338	(12,028)	(10,569)

Other short-term borrowings	(1,103)	115	(1,165)	(53)

FHLB and other borrowings*	4,918	21,535	(10,606)	(6,011)

Increase (decrease) in interest expense	$(43,003)	$23,210	$(51,455)	$(14,758)

	Nine Months Ended
	September 30, 2001

	Change
	2000	Attributed to
	to
	2001	Volume	Rate	Mix

Interest income:

Loans	$1,341	$59,407	$(54,099)	$(3,967)

Investment securities	(32,021)	(32,294)	461	(188)

Investment securities available for sale	71,966	73,171	(909)	(296)

Trading account securities	(212)	(516)	433	(129)

Fed funds and resale agreements	(3,842)	(3,718)	(743)	619

Increase (decrease) in interest income	$37,232	$96,050	$(54,857)	$(3,961)

Interest expense:

Deposits	$(57,945)	$(25,046)	$(31,916)	$(983)

Fed funds purchased and repos	23,376	60,275	(18,261)	(18,638)

Other short-term borrowings	(3,470)	(2,035)	(1,833)	398

FHLB and other borrowings*	12,302	37,508	(18,984)	(6,222)

Increase (decrease) in interest expense	$(25,737)	$70,702	$(70,994)	$(25,445)

* Includes Capital and Preferred Securities

Noninterest Income and Noninterest Expense

     The robust growth in major fee-based business continued during the third quarter of 2001. Noninterest income increased $20.1 million, or 26 percent, to $97.3 million. Excluding the effect of the $4.9 million gain on the sale of non-strategic branches included in other noninterest income for the third quarter of 2000 and investment securities gains in both 2001 and 2000, noninterest income increased by 35 percent. The increase in noninterest income is directly attributable to increases in most of the major fee-based businesses, especially a $6.3 million increase in service charges on deposit accounts, a $3.4 million increase in trading account profits and commissions, and a $3.3 million increase in retail investment sales. Noninterest income for the first nine months of 2001 increased $50.5 million, or 22 percent, to $277.2 million. The increase in noninterest income was due to an $18.8 million increase in service charges on deposit accounts and a $10.7 million increase in trading account profits and commissions. The increase in service charges on deposit accounts was primarily due to the increase in noninterest bearing demand deposit accounts, while the increase in trading account profits and commissions was due to favorable market conditions for the sales of bonds and matched interest rate protection contracts to the nearly 1,000 correspondent banks and corporate customers. The increase in retail investment sales was due primarily to the increased sales of fixed annuity products.

     Noninterest expense increased $23.1 million, or 16 percent, during the third quarter and $70.2 million, or 16 percent, during the first nine months of 2001. The growth in each caption of noninterest expense, excluding the decrease in merger and integration for the third quarter, can be attributed in large part to bringing on-line 30 new banking offices through purchase acquisitions and de novo activity during the past 12 months.

Income Taxes

     Income tax expense during the three and nine month periods ended September 30, 2001 is directly attributable to the increases in pretax income.

Provision and Allowance for Loan Losses

     The provision for loan losses for the three and nine months ended September 30, 2001, increased $21.4 million and $26.5 million from the same periods in 2000, respectively. The increase in net charge-offs for both periods was primarily related to the charge-down of a single energy related credit prior to foreclosure of the related collateral. The allowance for loan losses, and the resulting provision for loan losses, was based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance for loan losses at September 30, 2001, was $175 million. The ratio of the allowance for loan losses to loans outstanding was 1.32 percent at September 30, 2001, down from the 1.36 percent at December 31, 2000. Management believes that the allowance for loan losses at September 30, 2001 is adequate.

Nonperforming Assets and Past Due Loans

     Nonperforming loans, comprised of nonaccrual loans and renegotiated loans totaled $65 million at September 30, 2001, decreasing 24 percent from December 31, 2000. At September 30, 2001, the allowance for loan losses as a percentage of nonperforming loans was 268 percent as compared to 194 percent at December 31, 2000. The allowance for loan losses as a percentage of nonperforming assets increased from 164 percent at December 31, 2000, to 181 percent at September 30, 2001.

     Nonperforming assets as a percentage of total loans and other real estate owned decreased to 0.72 percent at September 30, 2001, from 0.83 percent at December 31, 2000. The amount recorded in other repossessed assets at September 30, 2001, was $0.7 million, down from $1.7 million at December 31, 2000. Loans past due ninety days or more but still accruing interest decreased from $19.9 million at December 31, 2000, to $18.5 million at September 30, 2001.

     The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company’s credit management. The quality of the loan portfolio remained strong and exposure to shared national credits, and the airline, insurance, tourism and communications industry is not significant. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

Financial Condition

Overview

     Total assets at September 30, 2001, were $22.3 billion, up from $20.9 billion at December 31, 2000. The increase in assets was primarily due to internal loan growth and the increase in market value and purchases of investment securities available for sale.

Assets and Funding

     At September 30, 2001, earning assets totaled $20.3 billion, up from $18.9 billion at December 31, 2000. The mix of earning assets remained relatively unchanged with total investment securities and loans comprising 35 percent and 65 percent, respectively, of total earning assets at September 30, 2001. The largest component of the growth in earning assets was concentrated in net loans. Net loans increased by $1.0 billion due to internal loan growth. This increase would have been greater except for the sale of $500 million of commercial real estate loans to a third party conduit during the second quarter of 2001. Total liabilities increased by $1.2 billion due to the increase in federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings of $1.3 billion and the increase in FHLB and other borrowings of $1.2 billion, which was partially offset by a $1.6 billion reduction in interest bearing deposits. The increase in borrowings and decrease in deposits was due to a re-channeling of higher rate certificates of deposit to lower cost funding sources.

Liquidity and Capital Resources

     The following is a discussion of cash flows; these amounts are based on cash flows that exclude changes resulting from merger activity. Net cash provided by operating activities totaled $303 million for the nine months ended September 30, 2001. Net cash used by investing activities of $1.3 billion primarily resulted from the purchase of $2.6 billion of investment securities available for sale and a $1.6 billion net increase in loans outstanding which were partially offset by the proceeds from maturities of investment securities available for sale of $1.3 billion, proceeds from sales of investment securities available for sale of $755 million and the sale of $500 million of commercial real estate loans to a third party asset backed conduit. Net cash provided by financing activities of $884 million primarily consisted of a $1.3 billion net increase in federal funds purchased and securities sold under agreements to repurchase and $1.1 billion net increase in FHLB advances and other borrowings reduced by a $1.6 billion net decrease in time deposits.

     Total shareholders’ equity at September 30, 2001 was 7.89 percent of total assets compared to 7.23 percent at December 31, 2000 primarily due to a $112 million increase in retained earnings and a $137 million increase in accumulated other comprehensive income. The leverage ratio, defined as period-end common equity and the Capital Securities adjusted for goodwill divided by average quarterly assets adjusted for goodwill, was 6.89 percent at September 30, 2001 and 6.90 percent at December 31, 2000. Similarly, the Company’s tangible leverage ratio, defined as period-end common equity and the Capital Securities adjusted for all intangibles divided by average quarterly assets adjusted for all intangibles, was 6.83 percent at September 30, 2001 compared to 6.84 percent at December 31, 2000. The decrease in the leverage and tangible leverage ratios is due primarily to growth in assets and the repurchase of approximately $31 million of the Company’s Capital Securities.

     During the third quarter of 2001, the Company announced that its board of directors authorized a share repurchase program allowing for the purchase of up to five percent of the Company’s outstanding common stock. The timing and amount of purchases under the program will be dependent upon the availability and alternative uses of capital, market conditions and other factors. The Company repurchased 427,500 shares during the third quarter at average cost of $24.16 per share.

     Tier I capital and total qualifying capital (Tier I capital plus Tier II capital), as defined by regulatory agencies, as of September 30, 2001, exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and total qualifying capital ratios at September 30, 2001 were 8.29 percent and 10.90 percent, respectively, compared to 8.33 percent and 11.24 percent at December 31, 2000. Tier II capital includes supplemental capital components such as qualifying allowances for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2001	2000

Allowance for Loan Losses
Balance at beginning of period	$167,288	$151,211
Add: Provision charged to earnings	67,149	40,622

Allowance for loans acquired (sold)	(1,050)	7,560

Deduct: Loans charged off	69,036	46,813

Loan recoveries	(10,458)	(9,487)

Net charge-offs	58,578	37,326

Balance at end of period	$174,809	$162,067

Net charge-offs as a percentage of average loans (annualized)	0.61%	0.42%

Recoveries as a percentage of charge-offs	15.15%	20.27%

	September 30, 2001	December 31, 2000

Nonperforming Assets
Nonaccrual loans	$63,284	$86,168
Renegotiated loans	2,008	84

Total nonperforming loans	65,292	86,252

Other real estate	31,061	15,476

Total nonperforming assets	$96,353	$101,728

Accruing loans ninety days or more past due	$18,484	$19,884

Other repossessed assets	727	1,706

Allowance for loan losses	174,809	167,288

Allowance as a percentage of loans	1.32%	1.36%

Total nonperforming loans as a percentage of loans	0.49%	0.70%

Total nonperforming assets as a percentage of loans and ORE	0.72%	0.83%

Accruing loans ninety days or more past due as a percentage of loans	0.14%	0.16%

Allowance for loan losses as a percentage of nonperforming loans	267.73%	193.95%

Allowance for loan losses as a percentage of nonperforming assets	181.43%	164.45%

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
(In thousands)
(Unaudited)

     The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described on pages 18 through 20 of its December 31, 2000 Form 10-K. Net interest income sensitivities over a one-year time horizon as of September 30, 2001 and December 31, 2000 are shown below.

		Percentage
		Increase/(Decrease)
		in Interest Income/
		Expense Given
		Immediate and
	Principal	Sustained Parallel
	Amount of Earning	Interest Rates Shifts
	Assets, Interest
	Bearing Liabilities	Down 100	Up 100
	and Swaps	Basis Points	Basis Points

September 30, 2001:

Assets which reprice in:

One year or less	$7,638,470	(7.80%)	8.59%

Over one year	12,674,043	(4.73)	4.02

	$20,312,513	(5.88)	5.74

Liabilities which reprice in:

One year or less	$12,454,913	(22.93)	23.49

Over one year	4,426,191	(3.43)	3.47

	$16,881,104	(14.59)	14.93

Total net interest income sensitivity		(0.37)	(0.09)

December 31, 2000 [a]:

Assets which reprice in:

One year or less	$6,871,176	(8.77%)	8.55%

Over one year	11,232,479	(3.45)	2.16

	$18,103,655	(5.65)	4.81

Liabilities which reprice in:

One year or less	$11,205,416	(14.32)	13.24

Over one year	4,020,436	(2.64)	3.23

	$15,225,852	(10.49)	9.96

Total net interest income sensitivity		(0.26)	(0.94)

[a] Amounts for December 31, 2000 have not been restated for the FirsTier merger.

     As shown in the table above, the corporation’s net interest income sensitivity decreased from December 31, 2000 to September 30, 2001 in the up 100 basis point rate scenario and remained relatively unchanged in the down 100 basis point rate scenario. The significant decrease in market interest rates since December 31, 2000 has caused projected prepayments on mortgage loans and mortgage-backed securities in the up 100 basis point scenario to be higher than at December 31, 2000. The increase in projected prepayments resulted in more cashflows being reinvested at higher rates, thus increasing income. The bank purchased interest rate floors in the second quarter to help hedge against falling market rates, the floors remain in the money in the current up 100 basis point rate scenario, which reduced the bank’s net sensitivity to rising rates. Higher prepayments and the effect of the floors more than offset a change in liability mix from CD’s to wholesale funding which in and of itself decreased net interest income sensitivity to down rates and increased sensitivity to up rates versus December 31, 2000.

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

Item 6 Exhibits and Reports on Form 8-K

(a)  Exhibits

(3) Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to the December 31, 1997 Form 10-K filed with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

(d)	Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to the Company’s Registration Statement on Form S-4, Registration No. 33-55899 filed with the Commission)

(e)	Certificate of Amendment, dated November 8, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to the Company’s Registration Statement on Form S-4, Registration No. 33-51919 filed with the Commission)

(f)	Certificate of Amendment, dated June 2, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(f) to the December 31, 2000 Form 10-K filed with the Commission)

(g)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to the December 31, 1997 Form 10-K filed with the Commission)

(a)  Exhibits (continued)

(10) Material Contracts

(a)	Compass Bancshares, Inc., 1982 Long Term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form S-8 filed June 15, 1983, with the Commission)

(b)	Compass Bancshares, Inc., 1989 Long Term Incentive Plan (incorporated by reference to Exhibit 28 to the Company’s Registration Statement on Form S-8 filed February 21, 1991, with the Commission)

(c)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to the Company’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

(d)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

(e)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to the March 31, 2000 Form 10-Q filed with the Commission)

(f)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Jerry W. Powell (incorporated by reference to Exhibit 10(f) to the March 31, 2000 Form 10-Q filed with the Commission)

(g)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to the March 31, 2000 Form 10-Q filed with the Commission)

(h)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to the March 31, 2000 Form 10-Q filed with the Commission)

(i)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to the Company’s Registration Statement on Form S-8, Registration No. 333-15373, filed November 1, 1996, with the Commission)

(j)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to the March 31, 2000 Form 10-Q filed with the Commission)

(k)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, date as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to the December 31, 1999 Form 10-K filed with the Commission)

(a)  Exhibits (continued)

(l)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to the December 31, 1999 Form 10-K filed with the Commission)

(m)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to the December 31, 1999 Form 10-K filed with the Commission)

(n)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to the March 31, 2000 Form 10-Q filed with the Commission)

(o)	Director and Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), Amended and Restated Effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 POS, Registration No. 033-26884, filed with the Commission)

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

(b)  Reports on Form 8-K

On September 6, 2001, Compass Bancshares, Inc. (“Compass”) filed a Current Report on Form 8-K under Item 5 to report Compass’ operations and financial condition restated for the accounts of FirsTier Corporation, which merged into Compass on January 4, 2001.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2001 Date	/s/ GARRETT R. HEGEL By Garrett R. Hegel, as its Chief Financial Officer