Form 10-K
period 2001-12-31
COMPASS BANCSHARES INC
filed 2002-03-11
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001	Commission File No. 0-6032

Compass Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)
15 South 20th Street
Birmingham, Alabama 35233

(Address of principal executive offices)

(205) 297-3000

(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange
Title of each class	on which registered

None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $2 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of January 31, 2002, the aggregate market value of voting and non-voting common equity held by non-affiliates was $3,475,002,197.

Indicate the number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2002

Common Stock, $2 Par Value	127,071,293

Documents Incorporated by Reference	Part of 10-K in which incorporated

Proxy Statement for 2002 annual meeting except for information referred to in Item 402(a)(8) of Regulation S-K	Part III

PART I

ITEM 1 — BUSINESS

      The term “Company” is used throughout this Annual Report on Form 10-K to refer to Compass Bancshares, Inc. and its subsidiaries. The term “Parent Company” is used to refer to Compass Bancshares, Inc. wherever a distinction between Compass Bancshares, Inc. and its subsidiaries aids in the understanding of this Annual Report on Form 10-K.

      The Company is a financial services company with its principal place of business in Birmingham, Alabama. The Parent Company was organized in 1970 and commenced business in late 1971 upon the acquisition of Central Bank & Trust Co. and State National Bank. The Company subsequently acquired substantially all of the outstanding stock of additional banks located in Alabama, 11 of which were merged in late 1981 to create Central Bank of the South, Alabama’s first statewide bank. In November 1993, the Parent Company changed its name from Central Bancshares of the South, Inc. to Compass Bancshares, Inc., and Central Bank of the South, the Company’s lead bank subsidiary, changed its name to “Compass Bank”. In February 1987, the Company acquired First National Bank of Crosby near Houston, Texas, and became the first out-of-state bank holding company to acquire a bank in Texas. The Company first expanded into Florida in July 1991, when it acquired Citizens & Builders Federal Savings, F.S.B., in Pensacola, Florida. In December 1998, the Company expanded into the state of Arizona with the acquisition of Tucson-based Arizona Bank. In January 2000, the Company expanded into New Mexico with the acquisition of Albuquerque-based Western Bancshares, Inc. In April 2000, the Company expanded into Colorado with the acquisition of Denver-based MegaBank Financial Corp., Inc. In January 2001, the Company expanded into Nebraska with the acquisition of FirsTier Corporation.

      The principal role of the Parent Company is to supervise and coordinate the activities of its subsidiaries and to provide them with capital and services of various kinds. The Parent Company derives substantially all of its income from dividends from its subsidiaries. These dividends are determined on an individual basis, generally in relation to each subsidiary’s earnings and capital position.

Subsidiary Banks

      The Company’s lead bank subsidiary is Compass Bank, an Alabama banking corporation headquartered in Birmingham, Alabama (“Compass Bank”). The Company also owns Central Bank of the South, an Alabama banking corporation headquartered in Anniston, Alabama. Central Bank of the South has limited activities. The bank subsidiaries of the Company are referred to collectively herein as the “Subsidiary Banks.”

      Compass Bank conducts a general commercial banking and trust business at 341 bank offices, including 118 in Texas, 87 in Alabama, 60 in Arizona, 41 in Florida, 24 in Colorado, 9 in New Mexico and 2 in Nebraska. In addition, the Company operates a loan production office in each Georgia, Maryland and Tennessee. Compass Bank performs banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposit accounts, making personal and commercial loans and furnishing personal and commercial checking accounts. The Asset Management Division of Compass Bank offers its customers a variety of fiduciary services, including portfolio management and the administration and investment of funds of estates, trusts and employee benefit plans. Compass Bank, through its wholly owned subsidiaries, Texas Insurance Agency, Horizons Insurance Group, Inc., and Compass Bancshares Insurance, Inc., make available to its customers and others, as agent for a variety of insurance companies, term life insurance, fixed-rate annuities, property and casualty insurance and other insurance products. Compass Bank, through its wholly owned subsidiaries Compass Mortgage Corporation and Arizona Financial Products, Inc., also provides loans and related products to consumers and investor advisory services to Compass Bank and others.

      Compass Bank provides correspondent banking services, including educational seminars and operational and investment services, to approximately 1,000 financial institutions located throughout the United States. Through the Correspondent and Investment Services Division, Compass Bank distributes or makes available a variety of investment services and products to institutional and individual investors including institutional sales, bond accounting, safekeeping and interest rate risk analysis services. Through its wholly owned subsidiary Compass Brokerage, Inc., Compass Bank also provides discount brokerage services, mutual funds and variable annuities to individuals and businesses. Compass Bank provides lease financing services to individuals and businesses, through its wholly owned subsidiary Compass Financial Corporation.

Nonbanking Subsidiaries

      The Company, through wholly-owned subsidiaries of the Parent Company, is engaged in providing insurance products to its customers and owning real estate for bank premises. Revenues from operation of these subsidiaries do not presently constitute a significant portion of the Company’s total operating revenues. The Company may subsequently engage in other activities permissible for registered financial services companies when suitable opportunities develop. Proposals for such further activities are subject to approval by appropriate regulatory authorities. Refer to “Supervision and Regulation.”

Lines of Business

      The Company is currently organized along lines of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics, through various products and services. The Company’s primary operating segments are Corporate Banking, Retail Banking, Asset Management, and Treasury.

      The Corporate Banking segment is responsible for providing a full array of banking and investment services to business banking, commercial banking, and other institutional clients in each of the Company’s major metropolitan markets. The Corporate Banking segment also includes a National Industries unit that is responsible for serving larger national accounts, principally in targeted industries. In addition to traditional credit and deposit products, the Corporate Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, insurance and interest rate protection and investment products.

      The Retail Banking segment serves the Company’s consumer customers through its 341 full-service banking offices and through the use of alternative delivery channels such as personal computer banking, the internet and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage. In addition, Retail Banking serves the Company’s small business customers and is responsible for the Company’s indirect automobile portfolio.

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

      For financial information regarding the Company’s segments, which are presented by line of business, as of and for the year ended December 31, 2001, 2000 and 1999, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

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

      On January 4, 2002, the Company completed the acquisition of Horizons Insurance Group, Inc. (“Horizons”), a Dallas, Texas based full-line general insurance brokerage firm with revenues of more than

$4 million. Horizons, one of the oldest insurance agencies in North Texas, services commercial and retail customers in the Dallas/ Fort Worth metroplex and the southwestern United States. Horizons specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and individuals.

      On January 4, 2001, the Company completed the merger with FirsTier Corporation (“FirsTier”). FirsTier was the parent of FirsTier Bank, an approximately $815 million asset bank primarily located in the greater Denver area, and Firstate Bank, an $85 million asset bank in Nebraska. FirsTier shareholders received 6.8 million shares of Compass common stock in exchange for all of the outstanding shares of FirsTier. The transaction was accounted for under the pooling-of-interests method of accounting. All prior-period information has been restated.

      On December 14, 2000, the Company completed the acquisition of Texas Insurance Agency, one of the largest independent insurance agencies in Texas with revenues of $5 million. Headquartered in San Antonio, Texas Insurance Agency specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and private banking customers as well as home and automobile insurance for retail customers.

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

      On January 13, 2000, the Company completed the merger with Western Bancshares, Inc. in Albuquerque, New Mexico, with assets in excess of $300 million. The transaction was accounted for under the pooling-of-interests method of accounting. All prior-period information has been restated.

      During 2000, the Company completed the sale of eight non-strategic branches in Texas with deposits of approximately $205 million. Gains of $16.7 million were realized on the sales and are included in other income on the Consolidated Statements of Income for the year ended December 31, 2000.

Competition

      Compass Bank encounters intense competition in its businesses, generally from other banks located in Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico and Texas and adjoining states. Compass Bank competes for interest bearing funds with other banks, mutual funds, and many non-bank issuers of commercial paper and other securities. In most of the markets served by Compass Bank, it encounters intense competition from other financial institutions, many of which are substantially larger in terms of assets and deposits. Competition for the correspondent banking and securities sales business also exists from commercial and investment banks and brokerage firms. In the case of larger customers, competition exists with financial institutions in major metropolitan areas in the United States, many of which are larger in terms of capital, resources and personnel. Increasingly, in the conduct of certain aspects of its businesses, Compass Bank competes with finance companies, savings and loan associations, credit unions, mutual funds, factors, insurance companies and similar financial institutions.

      There is significant competition among financial services companies in most of the markets served by Compass Bank. The Company believes that intense competition for banking business among bank holding companies with operations in Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico and Texas will continue. During 2002, the competition may further intensify if additional financial services companies enter these states through the acquisition of local financial institutions.

Employees

      At December 31, 2001, the Company had approximately 7,100 full-time equivalent employees. The Company provides a variety of benefit programs including retirement and stock ownership plans as well as group life, health, accident, and other insurance. The Company also maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility.

Certain Relationships and Related Transactions

      Compass Bank offers loans to its directors, officers and employees. All of such loans are made in the ordinary course of business, are made on substantially the same terms, including interest rates, collateral and application fees, as those prevailing at the time for comparable transactions with non-affiliated persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

Government Monetary Policy

      The Parent Company and the Subsidiary Banks are affected by the credit policies of monetary authorities including the Board of Governors of the Federal Reserve System (“Federal Reserve”). An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in United States Government securities, changes in the discount rate, reserve requirements on member bank deposits, and funds availability regulations. These instruments are used in varying combinations to influence the overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans or paid on deposits.

      The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of financial institutions in the past and will continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to the future impact that changes in interest rates, deposit levels, or loan demand may have on the business and income of the Parent Company and the Subsidiary Banks.

SUPERVISION AND REGULATION

The Company

      During 2000, the Parent Company filed a declaration with the Federal Reserve to be certified as a financial holding company (“FHC”) under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”). As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act of 1956 (“BHC Act”). The Federal Reserve also may make examinations of the Company and each of its subsidiaries. In addition, certain financial activities of the Company that are permitted by the GLB Act are subject to functional regulations by other state and federal regulatory authorities as described below.

      The GLB Act was enacted on November 12, 1999. The GLB Act permits bank holding companies meeting certain management, capital and community reinvestment standards to engage in a substantially broader range of non-banking activities than were permitted previously, including insurance underwriting and merchant banking activities. The Company has certified that it meets these criteria. The GLB Act repealed sections 20 and 32 of the Glass Steagall Act, permitting affiliations of banks with securities firms and registered investment companies. The GLB Act permits banks to be under common control with securities firms, insurance companies, investment companies and other financial interests if these companies are subsidiaries of an FHC. Some of these affiliations also are permissible for bank subsidiaries. The GLB Act gives the Federal Reserve broad authority to regulate FHCs, but provides for functional regulation of subsidiary activities by the Securities and Exchange Commission, Federal Trade Commission, state insurance and securities authorities and similar regulatory agencies.

      The GLB Act includes significant provisions regarding the privacy of financial information. These financial privacy provisions generally require a financial institution to adopt a privacy policy regarding its practices for sharing nonpublic personal information and to disclose that policy to its customers, both at the time the customer relationship is established and at least annually during the relationship. These provisions also prohibit the

Company from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to opt out of the disclosure.

      The Company continues to be regulated by the BHC Act which requires a FHC to obtain the prior approval of the Federal Reserve before it may acquire substantially all the assets of any bank or ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of any such bank. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), facilitates branching and the establishment of agency relationships across state lines and permits bank holding companies to acquire banks located in any state without regard to whether the transaction is prohibited under any state law, subject to certain state provisions, including the establishment by states of a minimum age of their local banks subject to interstate acquisition by out-of-state companies. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years.

      The states of Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico and Texas, where the Company currently operates banking offices, each have laws relating specifically to acquisitions of banks, bank holding companies, and other types of financial institutions in those states by financial institutions that are based in, and not based in, those states. In 1995, the State of Alabama enacted an interstate banking act. In general, the Alabama statute implements the Interstate Act, specifying five years as the minimum age of banks which may be acquired and participating in interstate branching beginning May 31, 1997. The laws of each of Arizona, Colorado, Florida, Nebraska, New Mexico and Texas currently permit out-of-state bank holding companies to acquire banks in Arizona, Colorado, Florida, Nebraska, New Mexico and Texas, regardless of where the acquiror is based, subject to the satisfaction of various provisions of state law, including the requirement that the bank to be acquired has been in existence at least five years in Arizona, Colorado, Nebraska, New Mexico and Texas and three years in Florida.

      The Federal Reserve Act generally imposes certain limitations on extensions of credit and other transactions by and between banks which are members of the Federal Reserve and other affiliates (which includes any holding company of which a bank is a subsidiary and any other non-bank subsidiary of such holding company). Banks which are not members of the Federal Reserve also are subject to these limitations. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or the furnishing of services.

      In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was enacted. This act recapitalized the Bank Insurance Fund (“BIF”), of which the Subsidiary Banks are members, and the Savings Association Insurance Fund (“SAIF”), which insures certain of the Subsidiary Banks’ deposits; substantially revised statutory provisions, including capital standards; restricted certain powers of state banks; gave regulators the authority to limit officer and director compensation; and required holding companies to guarantee the capital compliance of their banks in certain instances. Among other things, FDICIA requires the federal banking agencies to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” as defined by regulations adopted by the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to the greater of 2 percent of total tangible assets or 65 percent of the minimum leverage ratio to be prescribed by regulation. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

      If a depository institution fails to meet regulatory capital requirements, the regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. The obligation of a controlling FHC under FDICIA to fund a capital restoration plan is limited to the lesser of five percent of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. If the controlling FHC fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the Federal Bankruptcy Code, the FDIC’s claim may be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

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

      At December 31, 2001, the Subsidiary Banks were “well capitalized” and were not subject to any of the foregoing restrictions, including, without limitation, those relating to brokered deposits. The Subsidiary Banks do not rely upon brokered deposits as a primary source of deposit funding; although, such deposits are sold through the Correspondent and Investment Services Division of Compass Bank.

The Subsidiary Banks

      In general, federal and state banking laws and regulations govern all areas of the operations of the Subsidiary Banks, including reserves, loans, mortgages, capital, issuances of securities, payment of dividends and establishment of branches. Federal and state banking regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments may be deemed to constitute an unsafe and unsound practice. Federal and state banking agencies also have authority to impose penalties, initiate civil and administrative actions and take other steps to prevent banks from engaging in unsafe or unsound practices.

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

      The Community Reinvestment Act of 1977 (“CRA”) and the regulations of the Federal Reserve and the FDIC implementing that act are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The CRA and its implementing regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities as part of their regulatory examination of the institution. The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch or to merge or to acquire the assets or assume the liabilities of a bank. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

Recent Legislation

      On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Among its provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. It is anticipated that regulations interpreting the USA Patriot Act will be issued during the first quarter of 2002. It is not anticipated that the USA Patriot Act will have a significant impact on the financial position of the Company.

ITEM 1 — STATISTICAL DISCLOSURE

Page(s)

Consolidated Average Balance Sheets and Rate/ Volume Variances	28 & 29

Investment Securities Held to Maturity and Available for Sale	15

Investment Securities Held to Maturity and Available for Sale Maturity Schedule	16

Loan Portfolio	12

Selected Loan Maturity and Interest Rate Sensitivity	13

Nonperforming Assets	33

Summary of Loan Loss Experience	31

Allocation of Allowance for Loan Losses	32

Maturities of Time Deposits	18

Return on Equity and Assets	23

Short-Term Borrowings	18

Trading Account Securities	17

Capital Ratios	24

ITEM 2 — PROPERTIES

      The Company owns or leases buildings that are used in the normal course of business. The principal executive offices of the Company are located at 15 South 20th Street, Birmingham, Alabama, in a 289,000 square-foot office building. The Subsidiary Banks own or lease various other offices and facilities in Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico and Texas with remaining lease terms of 1 to 20 years exclusive of renewal options. In addition, the Company owns a 306,000 square-foot administrative headquarters facility located in Birmingham, Alabama. The Company also owns the River Oaks Bank Building in Houston, Texas, a 14-story, 168,000 square-foot office building. Compass Bank currently occupies approximately 35 percent of the River Oaks Bank Building. The remaining space is leased to multiple tenants.

ITEM 3 — LEGAL PROCEEDINGS

      The Company and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which relate to lending, collections, servicing, investment, trust and other activities seek substantial sums as damages.

      Among the actions which are pending from time to time are actions filed as class actions in the State of Alabama. These actions are similar to others that have been brought in recent years in Alabama and Texas against financial institutions in that they seek substantial compensatory and punitive damages in connection with transactions involving relatively small amounts of actual damages. While these cases are expensive to defend and generally receive significant publicity, in recent years, plaintiffs have not enjoyed much success at the appellate level.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2001.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      The primary market for the Parent Company’s common stock is the National Association of Securities Dealers, Inc. Automated Quotation National Market System (the “NASDAQ”). The following table sets forth the high and low closing prices of the common stock of the Parent Company as reported through the NASDAQ and the dividends paid thereon during the periods indicated.

	High	Low	Dividend

2001:

First quarter	$24.94	$19.13	$0.23

Second quarter	26.50	20.69	0.23

Third quarter	29.08	23.34	0.23

Fourth quarter	28.58	23.43	0.23

2000:

First quarter	$20.50	$15.75	$0.22

Second quarter	22.38	17.06	0.22

Third quarter	19.75	17.88	0.22

Fourth quarter	24.28	16.56	0.22

      As of January 31, 2002, there were approximately 6,100 shareholders of record of the Parent Company’s common stock of which approximately 5,200 were residents of Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico or Texas.

ITEM 6 — SELECTED FINANCIAL DATA

      The following table sets forth selected financial data for the last five years.

	2001	2000	1999	1998	1997

	(in Thousands Except Per Share Data)

Net interest income	$825,859	$718,512	$676,702	$604,160	$558,508

Provision for loan losses	106,241	65,578	35,201	39,995	33,220

Net income	270,397	241,623	228,968	191,213	172,673

Per share data:

Basic earnings	$2.13	$1.91	$1.84	$1.55	$1.41

Diluted earnings	2.11	1.90	1.82	1.52	1.38

Cash dividends declared	0.92	0.88	0.80	0.70	0.63

Balance sheet:

Average total equity	$1,656,544	$1,353,387	$1,253,070	$1,186,271	$1,051,997

Average assets	21,992,587	19,800,819	18,365,158	15,988,646	14,728,533

Period-end FHLB and other borrowings and guaranteed preferred beneficial interests	3,837,450	2,585,185	2,608,223	2,064,220	1,436,333

Period-end total equity	1,715,641	1,510,004	1,254,929	1,248,676	1,113,984

Period-end assets	23,015,000	20,877,160	19,152,848	17,940,640	15,370,950

CASH BASIS DISCLOSURES

      The selected financial data presented in the following table details certain information highlighting the performance of the Company for each of the three years ended December 31, 2001, adjusted to exclude the amortization of goodwill and other intangibles considered nonqualifying in regulatory capital calculations, and related balances of goodwill and other intangibles resulting from business combinations recorded by the

Company under the purchase method of accounting. Had these business combinations qualified for accounting under the pooling-of-interests method, no intangible assets would have been recorded. Since the amortization of goodwill and other intangibles does not result in a cash expense, the economic value to shareholders under either accounting method is essentially the same. Additionally, such amortization does not impact the Company’s liquidity and funds management activities.

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

	2001	2000	1999

	(in Thousands Except Per Share Data)

Income statement:

Noninterest expense	$661,061	$575,483	$526,067

Net income before income tax expense	434,935	382,647	362,449

Net income	290,787	260,715	242,119

Net income available to common shareholders	292,553	260,715	240,000

Per common share data:

Basic net income	$2.29	$2.06	$1.94

Diluted net income	2.27	2.05	1.93

Performance ratios:

Return on average assets	1.34%	1.33%	1.33%

Return on average common equity	17.66	19.26	19.34

Return on average equity	17.55	19.26	19.32

Efficiency*	54.51	55.99	56.04

*	Excludes merger and integration related expenses and gain on sale of investment securities available for sale and branches.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the past three years. The discussion and analysis are intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. Prior-period information has been restated to reflect the FirsTier Corporation acquisition accounted for using the pooling-of-interests accounting method. Financial institutions acquired by the Company during the past three years and accounted for as purchases and immaterial pooling-of-interests are reflected in the financial position and results of operations of the Company since the date of their acquisition.

      This report may contain forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans and gather deposits; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; unanticipated issues during the integration of acquisitions; and significant changes in accounting, tax or regulatory practices or requirements. The Company disclaims any obligations to update any such forward-looking statements.

Critical Accounting Policies

      The accounting principles followed by the Company and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. Critical accounting policies relate to securities, loans, allowance for loan losses, intangibles, derivatives and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Summary

      In 2001, the Company reported record net income of $270 million, a 12 percent increase over the Company’s previous record net income of $242 million in 2000, which represented a 6 percent increase over 1999. Basic earnings per share for 2001 was $2.13 per share, also a record, compared with $1.91 per share in 2000 and $1.84 per share in 1999, representing a 12 percent increase in 2001 and a 4 percent increase in 2000. Diluted earnings per share increased to $2.11 per share in 2001, an 11 percent increase, from $1.90 per share in 2000. Diluted earnings per share in 2000 increased four percent over 1999. Pretax income for 2001 was up $51 million, or 14 percent, over 2000 while income tax expense increased 19 percent over the same period reflecting an increase in the Company’s effective tax rate from 32.7 percent in 2000 to 34.1 percent in 2001.

Earning Assets

      Average earning assets in 2001 increased 10 percent over 2000 due principally to an 18 percent increase in total average investment securities, including those held to maturity and available for sale, and a 7 percent increase in average loans. The average earning asset mix in 2001 was similar to 2000 with loans at 65 percent and 67 percent for 2001 and 2000, respectively, and investment securities held to maturity and investment securities available for sale at 35 percent and 33 percent for 2001 and 2000, respectively. The mix of earning assets is monitored on a continuous basis in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.

Loans

      Average loans increased 7 percent in 2001. Total loans outstanding at year-end increased 12 percent over previous year-end levels. Residential real estate mortgage loans increased 33 percent while commercial real estate mortgage loans increased 13 percent from year-end 2000 to year-end 2001. Total consumer loans increased 30 percent, compared to 2000 levels.

      Total loans outstanding at December 31, 2000 increased 6 percent over previous year-end levels. Commercial, financial and agricultural loans increased 13 percent in 2000 compared to the previous year. Commercial real estate construction loans increased 26 percent while commercial real estate mortgage loans increased 14 percent from year-end 1999 to year-end 2000. Consumer installment loans decreased by 4 percent while residential mortgages decreased 18 percent compared to 1999 due to the Company’s 2000 securitization activity. These decreases were partially offset by a residential construction increase of 16 percent and a credit card increase of 16 percent compared to 1999. For additional information regarding the Company’s loan portfolio, see Note 3, Loans and Allowance for Loan Losses, in the Notes to Consolidated Financial Statements.

      The Loan Portfolio table presents the classifications of loans by major category at December 31, 2001, and for each of the preceding four years. The second table presents maturities of certain loan classifications at December 31, 2001, and an analysis of the rate structure for such loans with maturities greater than one year.

Loan Portfolio

	December 31

	2001		2000		1999		1998		1997

		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	(in Thousands)

Commercial loans:

Commercial, financial and agricultural	$3,987,419	29.1%	$4,056,090	33.1%	$3,585,432	31.0%	$3,190,708	30.3%	$2,451,378	24.9%

Commercial real estate — construction	1,397,627	10.2	1,519,759	12.4	1,205,655	10.4	1,309,141	12.4	871,803	8.8

Commercial real estate — mortgage	2,417,195	17.6	2,140,270	17.5	1,877,619	16.2	1,474,267	14.0	1,254,865	12.7

Total commercial loans	7,802,241	56.9	7,716,119	63.0	6,668,706	57.6	5,974,116	56.7	4,578,046	46.4

Consumer loans:

Residential real estate — construction	914,964	6.7	771,821	6.3	667,048	5.8	*		*

Residential real estate — mortgage	2,831,951	20.7	2,132,053	17.4	2,592,370	22.4	2,681,660	25.4	3,210,939	32.5

Consumer credit card	426,644	3.1	417,002	3.4	358,039	3.1	298,846	2.8	284,074	2.9

Consumer installment	1,731,486	12.6	1,221,759	9.9	1,272,515	11.1	1,584,218	15.1	1,795,710	18.2

Total consumer loans	5,905,045	43.1	4,542,635	37.0	4,889,972	42.4	4,564,724	43.3	5,290,723	53.6

	13,707,286	100.0%	12,258,754	100.0%	11,558,678	100.0%	10,538,840	100.0%	9,868,769	100.0%

Less:

Allowance for loan losses	191,393		167,288		151,211		141,609		139,234

Net loans	$13,515,893		$12,091,466		$11,407,467		$10,397,231		$9,729,535

*	Data not available, amounts included in commercial real estate construction for 1998 and 1997.

Selected Loan Maturity and Interest Rate Sensitivity

					Rate Structure For Loans
	Maturity				Maturing Over One Year

		Over One
	One	Year	Over		Fixed	Floating or
	Year or	Through Five	Five		Interest	Adjustable
	Less	Years	Years	Total	Rate	Rate

	(in Thousands)

Commercial, financial and agricultural	$1,982,681	$1,562,192	$442,546	$3,987,419	$931,685	$1,073,053

Real estate — construction	1,367,375	914,307	30,909	2,312,591	150,925	794,291

	$3,350,056	$2,476,499	$473,455	$6,300,010	$1,082,610	$1,867,344

      Managed loans include loans recorded on the balance sheet and loans that have been securitized and sold or retained as investment securities available for sale. A detailed discussion of the securitization transactions utilized by the Company is included in Note 4, Managed Loans, in the Notes to Consolidated Financial Statements.

      At December 31, 2001, managed loans totaled $15.9 billion, up from the $14.4 billion at December 31, 2000, and $12.9 billion at December 31, 1999. The 11 percent increase in managed loans during 2001 was due to the Company’s focus on generating loan demand in the markets it serves, marketing efforts to grow loans in targeted customer segments and continued economic growth in most of the Company’s markets despite an overall slowdown in the national economy.

      The $1.5 billion increase in managed loans during 2001 was evenly split between growth in both the commercial and consumer categories. As shown in the table below, the growth in commercial loans was primarily the result of an increase in commercial real estate mortgage loans and commercial, financial and agricultural loans. The decrease in commercial real estate construction loans was primarily due to corporate customers refinancing to a permanent structure or taking advantage of declining interest rates to paydown existing debt. The growth in consumer loans during 2001 occurred in all portfolios, led by consumer installment and residential real estate mortgage loans. The increase in the consumer installment portfolio was primarily the result of increased activity in the Company’s indirect automobile portfolio, which totals approximately $1.3 billion. The improvement in residential real estate mortgage loans reflected the Company’s ability to deepen existing customer relationships through home equity loan and home equity line product offerings. Overall, the mix of the Company’s managed loan portfolio between commercial loans and consumer loans has remained relatively unchanged over the last three years.

Managed Loan Portfolio

	December 31

	2001		2000		1999

		Percent		Percent		Percent
		of Total		of Total		of Total
		Managed		Managed		Managed
	Amount	Loans	Amount	Loans	Amount	Loans

	(in Thousands)

Commercial loans:

Commercial, financial and agricultural	$4,153,778	26.1%	$4,056,090	28.2%	$3,585,432	27.8%

Commercial real estate — construction	1,397,627	8.8	1,519,759	10.6	1,205,655	9.3

Commercial real estate — mortgage	2,917,195	18.3	2,140,270	14.8	1,877,619	14.5

Total commercial loans	8,468,600	53.2	7,716,119	53.6	6,668,706	51.6

Consumer loans:

Residential real estate — construction	914,964	5.7	771,821	5.3	667,048	5.2

Residential real estate — mortgage	4,272,124	26.8	3,966,097	27.6	3,357,126	26.0

Consumer — credit card	426,644	2.7	417,002	2.9	358,039	2.8

Consumer installment	1,844,088	11.6	1,521,751	10.6	1,861,205	14.4

Total consumer loans	7,457,820	46.8	6,676,671	46.4	6,243,418	48.4

Total managed loans	$15,926,420	100.0%	$14,392,790	100.0%	$12,912,124	100.0%

Investment Securities

      The composition of the Company’s total investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate sensitivity position while at the same time producing adequate levels of interest income. The Company’s investment securities are classified into one of three categories based upon management’s intent to hold the investment securities: (i) trading account securities, (ii) investment securities held to maturity or (iii) investment securities available for sale. Investment securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Investment securities designated to be held to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, such amortization and accretion is determined by the interest method. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Management of the maturity of the portfolio is necessary to provide liquidity and control interest rate risk. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain (loss) on the portfolio of investment securities available for sale are reflected as adjustments to the carrying value of the portfolio and, for the tax-effected amounts, as adjustments to accumulated other comprehensive income, a separate component of shareholders’ equity.

      Fair values of trading account securities, investment securities held to maturity and investment securities available for sale are based primarily on quoted, or other independent, market prices. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows. Fair values for trading account derivatives are estimated using pricing models.

      Interest earned on investment securities held to maturity, investment securities available for sale and trading account securities is included in interest income on the Consolidated Statements of Income. Net gains and losses on the sale of investment securities available for sale, computed principally on the specific identification method, are shown separately in noninterest income on the Consolidated Statements of Income.

      For certain financial information regarding the Company’s investment securities, see Note 2, Investment Securities Held to Maturity and Investment Securities Available for Sale, in the Notes to Consolidated Financial Statements.

      Maturities of investment securities held to maturity in 2001, 2000, and 1999 were $283 million, $153 million, and $416 million, respectively. Sales and maturities of investment securities available for sale during 2001 totaled $781 million and $1.8 billion, respectively, while sales and maturities in the portfolio in 2000 were $280 million and $783 million, respectively. Sales and maturities during 1999 were $431 million and $1 billion, respectively. Net gains realized on the sale of investment securities available for sale were $7.6 million, $4,000 and $2.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Gross unrealized gains in the Company’s investment securities held to maturity portfolio at year-end 2001 totaled $12.4 million and gross unrealized losses totaled $1.2 million. At December 31, 2001, gross unrealized gains of $75 million and gross unrealized losses of $27 million have been recognized through other comprehensive income for investment securities available for sale. For an analysis of unrealized gains and losses recognized in other comprehensive income, see Note 20, Comprehensive Income, in the Notes to Consolidated Financial Statements.

      Total average investment securities, including both held to maturity and available for sale, increased 18 percent and 1 percent during 2001 and 2000, respectively. The increase in 2001 was due in part to the purchase of $3.4 billion of securities, which was partially offset by the sale and maturity of $2.9 billion of securities. The increase in 2000 was primarily due to the securitization of approximately $1.2 billion of residential mortgage loans and the transfer of substantially all of the resulting securities to the investment securities available for sale portfolio. The following table reflects the carrying amount of the investment securities portfolio at the end of each of the last three years.

Investment Securities Held to Maturity and Available for Sale

	December 31

	2001	2000	1999

	(in Thousands)

Investment securities held to maturity:

U.S. Treasury	$—	$—	$4,997

U.S. Government agencies and corporations	92	61,738	51,754

Mortgage-backed pass-through securities	43,629	88,241	127,788

Collateralized mortgage obligations:

Agency	21,703	195,296	215,470

Non-agency	573,900	1,007,278	1,081,960

States and political subdivisions	67,450	79,871	76,180

Other	750	2,265	2,480

	707,524	1,434,689	1,560,629

Investment securities available for sale:

U.S. Treasury	107,182	148,514	147,207

U.S. Government agencies and corporations	64,456	204,820	144,711

Mortgage-backed pass-through securities	2,107,356	421,494	384,599

Collateralized mortgage obligations:

Agency	1,331,057	831,956	908,465

Non-agency	2,321,439	2,926,862	2,054,152

States and political subdivisions	102,742	114,541	107,104

Asset-backed securities and corporate bonds	201,727	262,842	485,692

Other	279,849	189,180	175,311

	6,515,808	5,100,209	4,407,241

Net unrealized gain (loss)	47,897	(25,390)	(149,393)

	6,563,705	5,074,819	4,257,848

Total	$7,271,229	$6,509,508	$5,818,477

      The maturities and weighted average yields of the investment securities held to maturity and investment securities available for sale portfolios at the end of 2001 are presented in the following table using primarily average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the amortized cost rather than the net carrying value, (i.e., fair value) of these securities. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.

Investment Securities Held to Maturity and Available for Sale Maturity Schedule

	Maturing

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(in Thousands)

Investment securities held to maturity:

U.S. Government agencies and corporations	$54	5.82%	$—	—%	$38	3.08%	$—	—%

Mortgage-backed pass-through securities	3,370	7.03	34,052	7.09	4,411	6.18	1,796	6.91

Collateralized mortgage obligations	162,000	6.80	262,590	6.65	171,013	6.55	—	—

States and political subdivisions	9,726	4.63	33,335	5.82	11,145	6.18	13,244	7.96

Other	150	7.97	600	7.25	—	—	—	—

	175,300	6.68	330,577	6.61	186,607	6.52	15,040	7.83

Investment securities available for sale — amortized cost:

U.S. Treasury	101,237	5.35	5,945	5.80	—	—	—	—

U.S. Government agencies and corporations	1,748	6.62	2,835	5.16	59,572	6.39	301	3.23

Mortgage-backed pass-through securities	593	6.17	1,966,210	6.13	18,417	6.50	122,136	6.94

Collateralized mortgage obligations	374,409	6.75	2,588,224	6.83	644,621	6.48	45,242	6.60

States and political subdivisions	3,392	5.00	20,995	5.86	19,725	4.87	58,630	4.75

Asset-backed securities and corporate bonds	161,647	6.91	30,744	6.11	—	—	9,336	6.21

Other	270,917	4.07	578	6.29	—	—	8,354	6.71

	913,943	5.82	4,615,531	6.52	742,335	6.43	243,999	6.31

Total	$1,089,243	5.96	$4,946,108	6.53	$928,942	6.45	$259,039	6.40

      While the weighted average stated maturities of total mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are 24.1 years and 24.4 years, respectively, the corresponding weighted average expected lives assumed in the above table are 3.3 years and 3.7 years. During a period of rising rates, prepayment speeds generally slow on MBS and CMOs with a resulting extension in average life, and vice versa during declining rates. At December 31, 2001, given a 100 basis point immediate and permanent parallel increase in rates, the expected average lives for MBS and CMOs would be 5.4 and 5.2 years, respectively. Similarly, given a 100 basis point immediate and permanent parallel decrease in rates, the expected average lives for MBS and CMOs would be 1.7 and 1.6 years, respectively.

      The weighted average market prices as a percentage of par value for MBS and CMOs at December 31, 2001, were 102.6 and 101.2, respectively. The market prices for MBS and CMOs generally decline in a rising rate environment due to the resulting increase in average life, the below market yield on fixed rate securities and the impact of annual and life rate caps on adjustable-rate securities. The opposite is generally true during a period of falling rates. At December 31, 2001, fixed-rate MBS and CMOs totaled $2 billion and $2.96 billion, respectively, with corresponding weighted average expected lives of 3.2 and 4.0 years. Adjustable-rate MBS and CMOs totaled $151.6 million and $1.3 billion, respectively, with corresponding weighted average expected lives of 3.8 and 3.0 years. Substantially all adjustable-rate MBS and CMOs are subject to life rate caps, and MBS are also generally subject to a two percent annual cap. The weighted average life caps at year-end were 12.3 percent and 10.0 percent for MBS and CMOs, respectively, and the corresponding weighted average coupon rates at year-end were 7.16 percent and 6.82 percent. At December 31, 2001, given a 100 basis point immediate and permanent parallel increase in rates, the estimated market prices for MBS and CMOs would be 99.3 and 98.1, respectively. Given a 100 basis point immediate and permanent parallel decrease in rates, the estimated market prices for MBS and CMOs would be 104.3 and 103.1, respectively. For additional information regarding the Company’s investment securities, see Note 2, Investment Securities Held to Maturity and Investment Securities Available for Sale, in the Notes to Consolidated Financial Statements.

Trading Account Securities

      Securities carried in the Company’s trading account securities portfolio, while interest bearing, are primarily held for sale to institutional customers for their investment portfolio and generally are sold within thirty days of purchase. The volume of activity is directly related to general market conditions and reactions to the changing interest rate environment. The average balance in the trading account securities portfolio decreased by 26 percent from $30.3 million for the year ended December 31, 2000 to $22.5 million for the year ended December 31, 2001. The average balance in the trading account securities portfolio decreased by 57 percent for the year ended December 31, 2000, from $70.2 million for the year ended December 31, 1999. The following table details the composition of the Company’s trading account at December 31, 2001 and 2000. For additional information regarding the Company’s trading account securities, see Note 9, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements.

Trading Account Securities

	December 31

	2001	2000

	(in Thousands)

U.S. Treasury and Government agency	$2,020	$5,076

States and political subdivisions	6,455	2,091

Mortgage-backed pass-through securities	9,876	8,621

Other securities	—	133

Collateralized mortgage obligations	454	275

Interest rate floors and caps	2,526	1,015

	$21,331	$17,211

Deposits and Borrowed Funds

      Deposits remain the Company’s primary source of funding loan growth. Average deposits totaled $13.8 billion, a four percent decrease over prior year levels. The decrease in deposits was primarily attributable to a 7 percent decrease in average interest bearing deposits offset partially by a 4 percent increase in transaction accounts (noninterest bearing deposits, savings and money market accounts, and interest bearing checking accounts). The decrease in interest bearing deposits was due to a strategic decision designed to re-channel higher yielding certificates of deposit into lower cost funding sources while focussing on the growth of noninterest bearing deposits and transaction accounts. As part of its overall funding strategy, the Company focuses on the mix of deposits and, in particular, maintaining an appropriate level of transaction accounts as a percentage of total deposits. During 2001, average transaction accounts made up 69 percent of total deposits, an increase over the prior two years. Average interest bearing deposits made up 63 percent of total average interest bearing liabilities in 2001, down from 74 percent in 2000 and 1999.

      The following table summarizes the maturities of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2001.

Maturities of Time Deposits

	Certificates	Other Time
	of Deposit	Deposits
	Over	Over
	$100,000	$100,000	Total

	(in Thousands)

Three months or less	$324,825	$44,087	$368,912

Over three through six months	176,320	500	176,820

Over six through twelve months	248,581	—	248,581

Over twelve months	295,583	—	295,583

	$1,045,309	$44,587	$1,089,896

      While the Company continues to emphasize funding earning asset growth through internal deposit generation, average earning asset growth has exceeded deposit growth. As a result, the Company has relied more heavily on borrowed funds as a supplemental source of funding. Borrowed funds consist of Federal Home Loan Bank (“FHLB”) advances, subordinated debentures, guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (“Capital Securities”) and short-term borrowings, primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Average borrowed funds increased $2.3 billion and $228 million in 2001 and 2000, respectively. Included in other short-term borrowings are trading account short sales and the commercial paper of the Company. For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 7, FHLB and Other Borrowings, and Note 8, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements. For additional information about deposits, see Note 5, Deposits, in the Notes to Consolidated Financial Statements.

      The Short-Term Borrowings table below presents the distribution of the Company’s short-term borrowed funds and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year end for the last three years. For additional information regarding the Company’s short-term borrowings, see Note 6, Short-Term Borrowings, in the Notes to Consolidated Financial Statements.

Short-Term Borrowings

	Year Ended December 31

	Maximum				Average
	Outstanding		Average		Interest
	At Any	Average	Interest	Ending	Rate At
	Month End	Balance	Rate	Balance	Year End

	(in Thousands)

2001

Federal funds purchased	$3,051,753	$2,184,731	3.59%	$2,482,595	1.38%

Securities sold under agreements to repurchase	699,993	558,456	3.79	440,207	1.26

Short sales	4,602	3,976	2.90	3,112	1.64

Commercial paper	108,305	94,354	3.41	95,100	1.30

Other short-term borrowings	595,594	121,664	3.40	453,095	1.29

	$4,460,247	$2,963,181		$3,474,109

	Year Ended December 31

	Maximum				Average
	Outstanding		Average		Interest
	At Any	Average	Interest	Ending	Rate At
	Month End	Balance	Rate	Balance	Year End

	(in Thousands)
2000

Federal funds purchased	$1,475,095	$955,210	6.36%	$1,097,171	5.95%

Securities sold under agreements to repurchase	613,465	457,593	6.15	514,734	5.95

Short sales	19,018	9,961	5.91	3,289	4.54

Commercial paper	114,616	94,044	5.87	85,326	6.07

Other short-term borrowings	336,342	103,849	5.30	74,656	5.23

	$2,558,536	$1,620,657		$1,775,176

1999

Federal funds purchased	$1,402,025	$946,607	4.95%	$1,040,505	4.06%

Securities sold under agreements to repurchase	602,303	392,270	4.55	332,825	3.95

Short sales	31,958	18,783	5.33	19,821	4.07

Commercial paper	112,785	96,017	4.57	83,622	5.00

Other short-term borrowings	174,832	63,989	5.67	71,419	5.81

	$2,323,903	$1,517,666		$1,548,192

Liquidity Management

      Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At December 31, 2001, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $231 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

      The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities held to maturity and available for sale and, to a lesser extent, sales of investment securities available for sale and trading account securities. Other short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest bearing deposits with other banks, are additional sources of liquidity funding.

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

      During 2001, the Company funded the growth in interest earning assets through noninterest bearing deposits and borrowed funds. Noninterest bearing deposits increased by $387 million, FHLB and other borrowings increased by $1.3 billion in 2001 and federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings increased by $1.7 billion. These increases in borrowings and noninterest bearing deposits were partially offset by a decrease of $2 billion in certificates of deposit. The decrease in certificates of deposit was due to a re-channeling of higher yielding certificates of deposit into lower cost funding sources. For more information on the composition of the Company’s long-term borrowings, refer to Note 7, FHLB and Other Borrowings, and Note 8, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements. For additional information about possible liquidity uses, see Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

      The following tables present information about the Company’s contractual obligations, which by their terms are not short-term, and commitments at December 31, 2001.

Contractual Obligations

	Maturity

	One	Over One Year	Over Three Years	Over
	Year or	Through Three	Through Five	Five
	Less	Years	Years	Years	Total

	(in Thousands)

Long-term debt *	$131	$930,299	$1,200,355	$1,577,358	$3,708,143

Capital securities *	—	—	—	129,307	129,307

Operating Leases	14,712	22,796	16,518	34,479	88,505

Certificates of deposit	2,449,449	638,361	201,412	98,244	3,387,466

	$2,464,292	$1,591,456	$1,418,285	$1,839,388	$7,313,421

*	Refer to Note 7, FHLB and Other Borrowings, and Note 8, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements for additional information about these obligations, including certain redemption features.

Commitments

	Maturity

	One	Over One Year	Over Three Years	Over
	Year or	Through Three	Through Five	Five
	Less	Years	Years	Years	Total

	(in Thousands)

Lines of credit	$6,769,328	$1,247,210	$225,685	$92,098	$8,334,321

Standby letters of credit	141,623	48,104	23,771	2,217	215,715

	$6,910,951	$1,295,314	$249,456	$94,315	$8,550,036

Interest Rate Sensitivity Management

      The Company’s net interest income, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. The Company manages its exposure to fluctuations in interest rates through policies established by its Asset/ Liability Committee (“ALCO”). The ALCO meets periodically and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.

      Management utilizes an interest rate simulation model to estimate the sensitivity of the Company’s net interest income to changes in interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.

      The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 2001 is shown below along with comparable prior year information. Such analysis assumes an immediate and sustained parallel shift in interest rates, a static balance sheet and the Company’s estimate of how interest-bearing transaction accounts will reprice in each scenario.

		Percentage Increase
		(Decrease) in
		Interest Income/Expense
		Given Immediate and
		Sustained Parallel
	Principal	Interest Rate Shifts
	Amount of Earning
	Assets, Interest	Down 100	Up 100
	Bearing Liabilities	Basis Points	Basis Points

	(in Thousands)

December 31, 2001:

Assets which reprice in:

One year or less	$8,675,169	(7.79)%	8.70%

Over one year	12,343,878	(4.42)	3.12

	$21,019,047	(5.72)	5.27

Liabilities which reprice in:

One year or less	$13,422,995	(29.17)	31.46

Over one year	4,047,520	(3.05)	3.09

	$17,470,515	(17.61)	18.91

Total net interest income sensitivity		0.24	(1.56)

December 31, 2000[a]:

Assets which reprice in:

One year or less	$6,871,176	(8.77)%	8.55%

Over one year	11,232,479	(3.45)	2.16

	$18,103,655	(5.65)	4.81

Liabilities which reprice in:

One year or less	$11,205,416	(14.32)	13.24

Over one year	4,020,436	(2.64)	3.23

	$15,225,852	(10.49)	9.96

Total net interest income sensitivity		(0.26)	(0.94)

[a]	Amounts for December 31, 2000 have not been restated for the acquisition of FirsTier Corporation.

      As shown in the table above, the Company’s net interest income sensitivity decreased from December 31, 2000 to December 31, 2001 in the down 100 basis point rate scenario and increased in the up 100 basis point rate scenario. The significant decrease in market interest rates since December 31, 2000 has caused projected prepayments on mortgage loans and mortgage-backed securities in the up 100 basis point scenario to be higher than at December 31, 2000. The increase in projected prepayments resulted in more cash flows being reinvested at higher rates in the up 100 basis point scenario, thus increasing asset income. However, a significant change in liability mix from certificates of deposit to wholesale funding more than offset this increase to income and increased the sensitivity to earnings in the up 100 basis point scenario. A purchase of interest rate floors in the second quarter contributed to the reduction in the bank’s net sensitivity to lower rates.

      The ALCO policy is based on the same assumptions as the preceding table and provides that a 100 basis point increase or decrease in interest rates should not reduce net interest income by more than six percent.

      The Company enters into various interest rate contracts not held in the trading account (“interest rate protection products”) to help manage the Company’s interest sensitivity. Such contracts generally have a fixed notional principal amount and include interest rate swaps and interest rate caps and floors. Interest rate swaps are contracts where the Company typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, generally prime rate or the London Interbank Offered Rate (“LIBOR”). Interest rate caps and floors purchased or written are contracts whereby the Company receives or pays, respectively, interest if the specified index falls below the floor rate or rises above the cap rate. The interest rate risk factor in these contracts is considered in the overall interest management strategy and the Company’s interest risk management program. Refer to Note 9, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for the composition of the Company’s interest rate protection contracts as well as a discussion of interest rate risks, credit risks and derivative instruments.

      In addition to interest rate protection contracts used to manage overall interest sensitivity, the Company also enters into interest rate contracts for the trading account. The primary purpose for using interest rate contracts in the trading account is to facilitate customer transactions. The trading interest rate contract portfolio is actively managed and hedged with similar products to limit market value risk of the portfolio. Changes in the estimated fair value of contracts in the trading account along with the related interest settlements on the contracts are recorded in other noninterest income as trading account profits and commissions. See Note 9, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for a summary of interest rate contracts held in the trading account at December 31, 2001.

Capital Resources

      Shareholders’ equity increased by $206 million during 2001 and $255 million during 2000, primarily due to an increase in retained earnings and an increase in accumulated other comprehensive income.

      Dividends of $118 million were declared on the Parent Company’s common stock in 2001, representing an 11 percent increase over 2000. The annual dividend rate in 2001 was $.92 per common share, a five percent increase over 2000. The dividend payout ratio was 43 percent, 44 percent and 42 percent for 2001, 2000, and 1999, respectively. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. Subsequent to year end, the Company’s Board of Directors approved a nine percent increase in the annual dividend rate, raising it to $1.00 per common share for 2002. This marked the 21st consecutive year the Company has increased its dividend.

      A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The Company’s five-year compound growth rate in shareholders’ equity of 12 percent was achieved primarily through reinvested earnings.

      The ratio of average common shareholders’ equity as a percentage of total average assets is one measure used to determine capital strength. Overall, the Company’s capital position remains strong as the ratio of average common shareholders’ equity to average assets for 2001 was 7.53 percent compared to 6.84 percent in 2000 and 6.76 percent in 1999. In order to maintain this ratio at appropriate levels with continued growth in total average assets, a corresponding level of capital growth must be achieved. The table below summarizes these and other key ratios for the Company for each of the last three years.

Return on Equity and Assets

	December 31

	2001	2000	1999

Return on average assets	1.23%	1.22%	1.25%

Return on average equity	16.32	17.85	18.27

Dividend payout ratio	43.23	43.88	42.09

Average common shareholders’ equity to average assets ratio	7.53	6.84	6.76

      In addition to the capital ratios mentioned above, banking industry regulators have defined minimum regulatory capital ratios that the Parent Company and the Subsidiary Banks are required to maintain. These risk-based capital guidelines take into consideration risk factors, as defined by the banking industry regulators, associated with various categories of assets, both on and off of the balance sheet. Under the guidelines, capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I Capital is defined as common shareholders’ equity, excluding the net unrealized holding gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), plus perpetual preferred stock and the Capital Securities, minus goodwill and other disallowed intangible assets. Other disallowed intangibles represent intangible assets, other than goodwill, recorded after February 19, 1992. Total Qualifying Capital is defined as Tier I Capital plus Tier II Capital components, which include such items as qualifying allowance for loan losses and qualifying subordinated debt.

      At December 31, 2001, the Company’s Tier I Capital and Total Qualifying Capital totaled $1.5 billion and $2.0 billion, respectively. The percentage ratios, as calculated under the guidelines, were 8.27 percent and 10.94 percent for Tier I and Total Qualifying Capital, respectively, at year-end 2001. These ratios are well above the minimum requirements of four percent for Tier I Capital and eight percent for Total Qualifying Capital. Tier I Capital increased by $110 million, or eight percent, in 2001 primarily as a result of earnings retained by the Company partially offset by the repurchase of 1,959,000 shares of common stock for $50.1 million. The stock repurchased was part of the Company’s repurchase plan announced during the third quarter of 2001. The Board of Directors of the Parent Company authorized a share repurchase program allowing for the purchase of up to five percent of the Parent Company’s outstanding common stock. The timing and amount of purchases under the program will be dependent upon the availability and alternative uses of capital, market conditions and other factors.

      Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), period-end goodwill and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The Company’s leverage ratio was 6.71 percent at year-end 2001 and 6.90 percent at year-end 2000, while its tangible leverage ratio was 6.66 percent at year-end 2001 and 6.84 percent at year-end 2000.

      The following table shows the calculation of capital ratios for the Company for the last two years.

Capital Ratios

	December 31

	2001	2000

	(in Thousands)

Risk-based capital:

Tier I Capital	$1,502,674	$1,392,402

Tangible Tier I Capital	1,490,396	1,379,273

Total Qualifying Capital	1,989,075	1,879,401

Assets:

Net risk-adjusted assets	$18,179,207	$16,719,238

Adjusted quarterly average assets	22,392,945	20,178,471

Adjusted tangible quarterly average assets	22,380,667	20,165,342

Ratios:

Tier I Capital	8.27%	8.33%

Total Qualifying Capital	10.94	11.24

Leverage	6.71	6.90

Tangible leverage	6.66	6.84

      The regulatory capital ratios of the Subsidiary Banks currently exceed the minimum ratios of 5 percent leverage capital, 6 percent Tier I Capital and 10 percent Total Qualifying Capital required in 2001 for “well-capitalized” banks as defined by federal banking regulators. The Company continually monitors these ratios to ensure that the Subsidiary Banks exceed the guidelines. For further information regarding the regulatory capital ratios of the Parent Company and the Subsidiary Banks, see Note 11, Regulatory Matters and Dividends from Subsidiaries, in the Notes to Consolidated Financial Statements.

      During the fourth quarter of 2001 the federal banking regulatory agencies issued a final rule to revise the regulatory capital treatment of recourse, direct credit substitutes and residual interests in asset securitizations. This rule amends the regulatory capital standards by (1) providing risk-based capital treatment for recourse obligations and direct credit substitutes and adding new standards for residual interests, (2) applying a ratings-based approach that sets capital requirements for positions in securitized transactions according to their relative risk exposure, using credit ratings from nationally-recognized statistical ratings organizations, (3) deducting from Tier I Capital the amount of credit-enhancing interest-only strips that exceed 25 percent of Tier I Capital, and (4) requiring a dollar in risk-based capital for each dollar of residual interests not deducted from Tier I Capital, except those qualifying under the ratings-based approach. This rule is effective January 1, 2002. For transactions entered into prior to the effective date of the rule, the application of this rule may be delayed to those transactions until December 31, 2002. Banking industry regulators are currently evaluating this rule and its application to various transactions. This rule could significantly affect risk based capital requirements and thus alter how the Company structures future securitizations and could result in the Company altering the structure of current transactions.

Off-Balance Sheet Activities

      The Company has agreements with two independent asset-backed commercial paper conduits to diversify the Company’s funding sources. Assets sold to the conduits include highly rated investment grade debt securities and participation interests in a pool of commercial real estate loans. All assets sold to the conduits were performing and no significant gains or losses were recognized on the sales.

      During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed conduit, created as a wholly-owned subsidiary of an independent third party. Sunbelt was structured as a Qualifying Special Purpose Entity (“QSPE”), as defined by Financial Accounting Standards Board (“FASB”) Statement No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account securities portfolio and financing its purchases through the issuance of P-1/ F1 rated commercial paper. At December 31, 2001, all securities held by Sunbelt were AAA/ Aaa rated by at least two of the following nationally recognized statistical ratings organizations, Moody’s Investor Service, Standard & Poor’s or Fitch Ratings. Approximately 97 percent of the securities held by Sunbelt at December 31, 2001 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.6 billion and $900 million at December 31, 2001 and 2000, respectively. The Company realized gains on the sale of securitized SBA loans to Sunbelt of $1 million during both 2001 and 2000. The Company realized fee income of $9 million and $1 million for 2001 and 2000, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At December 31, 2001 and 2000, receivables from Sunbelt were $4 million and $1 million, respectively. There were no outstanding payables to Sunbelt at December 31, 2001 or 2000. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect since the underlying assets, which are all highly rated and primarily variable rate, are eligible investments for Compass Bank and would secure any advance. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of December 31, 2001.

      During 2001, the Company sold a $500 million participation interest in a pool of performing commercial real estate loans to an unaffiliated third party asset-backed commercial paper conduit. This conduit is capable of achieving credit ratings superior to those of the Company. The transaction is revolving which allows the Company to sell additional participations to maintain a $500 million balance. The market value of the assets sold approximated book value resulting in no gain or loss recognition at the date of sale. Under the terms of the transaction, the Company remains obligated for any credit related charge offs. The Company recognized liquidity provider fee income and servicing fee income of $3 million for 2001. At December 31, 2001, the receivable from the conduit was $431,000 and the payable was $42,000. The Company, under agreements with the conduit, may be required to purchase loans or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect since the loans are performing and primarily floating rate. The commitments, which are renewable annually at the Company’s option, are for amounts up to $510 million. At December 31, 2001, all loans were performing.

      For additional information, see Note 9, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements.

Results of Operations

Net Interest Income

      Net interest income is the principal component of a financial institution’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. During 2001, 2000, and 1999 the Company’s net interest income was affected by the Federal Reserve adjusting the federal funds target rate. During 2001, the federal funds target rate began at 6.5 percent, was adjusted downward 11 times, and ended the year at 1.75 percent. During both 2000 and 1999 the federal funds target was adjusted upward, beginning the years at 5.5 percent and 4.5 percent and ending the years at 6.5 percent and 5.5 percent, respectively. The following discussion of net interest income is presented on a taxable equivalent basis, unless otherwise noted, to facilitate performance comparisons among various taxable and tax-exempt assets.

      Net interest income for 2001 increased 15 percent over 2000 after increasing 6 percent in 2000 over 1999. The increase in 2001 was primarily due to the re-channeling of higher yielding liabilities into lower cost funding sources, as evidenced by the 107 basis point decrease in the rate paid on interest bearing liabilities. The increase in 2000 was primarily a function of an 8 percent increase in the volume of earning assets along with a 50 basis point decrease in the yield. The schedule on pages 28 and 29 provides detail regarding interest income, interest expense and net interest income due to changes in volumes and rates.

      The 2001 yield on average earning assets decreased due to decreases in yields on most asset categories, including an 88 basis point decrease in the yield on loans. The decrease in yields was primarily attributable to the purchase, origination and repricing of interest earning assets at lower rates, as evidenced by the decrease in the fed funds target rate during 2001. The increase in average earning assets was due primarily to a $900 million increase in loans and $1.5 billion increase in investment securities available for sale partially offset by a $640 million decrease in investment securities held to maturity.

      Total interest expense decreased 13 percent in 2001 due to a 10 percent increase in the average volume of interest bearing liabilities offset by a 107 basis point decrease in the rate paid. Interest expense on interest bearing deposits decreased by 23 percent as the result of a 7 percent decrease in the average volume and an 84 basis point decrease in rate. For borrowed funds, which represents interest bearing liabilities that are not classified as deposits, a 29 percent increase in interest expense on federal funds purchased was the result of a 129 percent increase in the average balance along with a 277 basis point decrease in the rate paid. Similarly, a 22 percent increase in the average balance of securities sold under agreement to repurchase and a 236 basis point decrease in the rate paid resulted in a 25 percent decrease in interest expense in this category.

      Interest income increased 15 percent in 2000 as a result of an 8 percent increase in the volume of average earning assets and a 50 basis point increase in the average interest rate earned. The increase in the yield on average earning assets was due to an increase in yield in all significant categories of earning assets including a 61 basis point increase in the yield on loans and an 11 basis point increase in the yield on investment securities available for sale. The increase in yields was primarily attributable to the repricing of interest earning assets at higher rates, as evidenced by the increase in the federal funds target rate during 2000 and 1999.

      Total interest expense increased 24 percent in 2000 due to an 8 percent increase in the average volume of interest bearing liabilities and a 70 basis point increase in the rate paid on interest bearing liabilities. Interest expense on interest bearing deposits increased by 23 percent as the result of an 8 percent increase in the average volume and a 57 basis point increase in rate. For borrowed funds, a 24 percent increase in interest expense on FHLB advances and other borrowings was a result of a 6 percent increase in the average balance and a 94 basis point increase in the rate paid. Similarly, a 17 percent increase in the average balance of securities sold under agreement to repurchase and a 160 basis point increase in the rate paid resulted in a 58 percent increase in interest expense in this category.

      Net interest income is commonly evaluated in terms of average rates using the net yield and the interest rate spread. The net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average total earning assets, excluding market adjustments for investment securities available for sale and hedges. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net yield increased 20 basis points to 4.15 percent in 2001 after decreasing 7 basis points to 3.95 percent in 2000. The increase in 2001 was due to the 107 basis point decrease in the rate paid on interest bearing liabilities that was only partially offset by a 69 basis point decrease in the yield on average interest earning assets. The decline in 2000 was due to the 50 basis point increase in the yield on average interest earning assets, which was more than offset by a 70 basis point increase in the rate paid on interest bearing liabilities.

      The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During 2001, the net interest rate spread increased 38 basis points to 3.50 percent from the 2000 spread of 3.12 percent. During 2000, the net interest rate spread decreased 20 basis points from the 1999 spread of 3.32 percent. See the accompanying table entitled Consolidated Average Balance Sheets and Rate/ Volume Variances for more information.

      During 2001, the net yield on interest earning assets was impacted by the Company’s use of interest rate contracts, primarily interest rate swaps, increasing the taxable equivalent net yield on interest earning assets by 17 basis points. The greatest impact from the use of interest rate contracts was on the yield and interest income on loans where the net yield was increased by 18 basis points and interest income was increased by $23 million. At the same time, the interest rate contracts on interest bearing liabilities decreased interest expense by $12 million. The net yield on interest earning assets was impacted by interest rate contracts during 2000 and 1999, decreasing the taxable equivalent net yield by 3 basis points during 2000 and increasing the taxable equivalent net yield by 8 basis points during 1999. The greatest impact from the use of interest rate contracts was on the yield and interest income on loans where the net yield was decreased by 8 basis points and increased by 8 basis points during 2000 and 1999, respectively. The impact of interest rate contracts on interest bearing liabilities decreased interest expense by $2 million in 2000 and approximately $4 million in 1999.

      The following table presents certain interest rates on a tax equivalent basis. The table on pages 28 and 29 contains these same percentages and all major categories of interest earning assets and interest bearing liabilities. Tax-exempt earning assets continue to make up a small percentage of total earning assets.

	December 31

	2001	2000	1999

Rate earned on interest earning assets	7.60%	8.29%	7.79%

Rate paid on interest bearing liabilities	4.10	5.17	4.47

Interest rate spread	3.50	3.12	3.32

Net yield on earning assets	4.15	3.95	4.02

Consolidated Average Balance Sheets and Rate/ Volume Variances

Taxable Equivalent Basis

(Dollars in Thousands)

	Year Ended December 31

	2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/
YIELD/RATE ANALYSIS	Balance	Expense	Rate	Balance	Expense	Rate

Assets

Earning assets:

Loans [a]	$13,008,761	$1,068,017	8.21%	$12,112,471	$1,101,110	9.09%

Investment securities available for sale [b]	6,130,691	392,239	6.40	4,598,223	303,590	6.60

Investment securities held to maturity	865,445	60,027	6.94	1,505,047	107,573	7.15

Other	36,558	2,487	6.80	122,122	8,267	6.77

Total earning assets	20,041,455	1,522,770	7.60	18,337,863	1,520,540	8.29

Allowance for loan losses	(171,431)			(157,924)

Unrealized gain (loss) on investment securities available for sale	48,509			(148,454)

Cash and due from banks	635,174			674,566

Other assets	1,438,880			1,094,768

Total assets	$21,992,587			$19,800,819

Liabilities and Shareholders’ Equity

Interest bearing liabilities:

Interest bearing demand deposits	$117,945	2,288	1.94	$182,111	3,298	1.81

Savings deposits	6,205,508	166,856	2.69	6,024,014	229,854	3.82

Certificates of deposit less than $100,000 and other time deposits	2,970,117	172,979	5.82	3,424,563	200,543	5.86

Certificates of deposit of $100,000 or more [b]	1,325,403	74,372	5.61	1,784,188	109,647	6.15

Total interest bearing deposits	10,618,973	416,495	3.92	11,414,876	543,342	4.76

Federal funds purchased	2,184,731	78,463	3.59	955,210	60,754	6.36

Securities sold under agreement to repurchase	558,456	21,174	3.79	457,593	28,142	6.15

Other short-term borrowings	219,994	7,475	3.40	207,854	11,609	5.59

FHLB and other borrowings [b]	3,307,695	168,255	5.09	2,375,523	153,210	6.45

Total interest bearing liabilities	16,889,849	691,862	4.10	15,411,056	797,057	5.17

Net interest income/net interest spread		830,908	3.50%		723,483	3.12%

Noninterest bearing demand deposits	3,142,164			2,889,724

Accrued expenses and other liabilities	304,030			146,652

Shareholders’ equity	1,656,544			1,353,387

Total liabilities and shareholders’ equity	$21,992,587			$19,800,819

Net yield on earning assets			4.15%			3.95%

Taxable equivalent adjustment:

Loans		533			201

Investment securities available for sale		2,209			2,457

Investment securities		2,243			2,259

Trading account securities		64			54

Total taxable equivalent adjustment		5,049			4,971

Net interest income		$825,859			$718,512

[a]	Includes nonaccrual loans

[b]	Excludes adjustment for market valuation

Year Ended December 31
			Change in Interest Income/Expense Attributable to

1999
			2001			2000
Average	Income/	Yield/
Balance	Expense	Rate	Volume	Rate	Mix	Volume	Rate	Mix

$10,835,016	$918,907	8.48%	$81,473	$(106,590)	$(7,976)	$108,328	$66,094	$7,781

4,259,896	276,460	6.49	101,143	(9,196)	(3,298)	21,957	4,686	487

1,714,117	117,574	6.86	(45,732)	(3,161)	1,347	(14,342)	4,971	(630)

169,211	9,339	5.52	(5,793)	37	(24)	(2,599)	2,115	(588)

16,978,240	1,322,280	7.79	131,091	(118,910)	(9,951)	113,344	77,866	7,050
(145,573)
(54,333)
671,938
914,886

$18,365,158

$284,150	4,272	1.50	(1,161)	237	(86)	(1,531)	881	(324)

5,723,698	198,038	3.46	6,933	(68,071)	(1,860)	10,391	20,605	820

2,946,376	154,578	5.25	(26,631)	(1,370)	437	25,105	17,973	2,887

1,609,801	86,014	5.34	(28,215)	(9,635)	2,575	9,312	13,039	1,282

10,564,025	442,902	4.19	(49,074)	(78,839)	1,066	43,277	52,498	4,665

946,607	46,818	4.95	78,198	(26,459)	(34,030)	426	13,347	163

392,270	17,863	4.55	6,203	(10,799)	(2,372)	2,972	6,276	1,031

178,789	9,020	5.05	679	(4,552)	(261)	1,468	965	156

2,250,800	123,934	5.51	60,125	(32,307)	(12,773)	6,872	21,158	1,246

14,332,491	640,537	4.47	96,131	(152,956)	(48,370)	55,015	94,244	7,261

	681,743	3.32%	$34,960	$34,046	$38,419	$58,329	$(16,378)	$(211)

2,630,747
148,850
1,253,070

$18,365,158

		4.02%

	391
	2,297
	2,281
	72

	5,041

	$676,702

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

      Management monitors the entire loan portfolio, including loans acquired in business combinations, in an effort to identify problem loans so that risks in the portfolio can be identified on a timely basis and an appropriate allowance maintained. Loan review procedures, including loan grading, periodic credit re-scoring and trend analysis of portfolio performance, are utilized by the Company’s loan review department in order to ensure that potential problem loans are identified early to lessen any potentially negative impact on the Company’s earnings. Management’s involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally by the loan review department whose work is supplemented by regulatory agencies that provide an additional level of review on an annual basis. Such internal review procedures are quantified in ongoing reports to senior management and are used in determining whether such loans represent potential loss to the Company.

      The allowance for loan losses is established by risk group as follows:

•	Large classified loans, nonaccrual loans and loans considered impaired are evaluated individually with specific reserves allocated based on management’s review.

•	Smaller nonaccrual and adversely classified loans are assigned a portion of the allowance based on loan grading. Smaller past due loans are assigned a portion of the allowance using a formula that is based on the severity of the delinquency.

•	The remainder of the portfolio is also allocated a portion of the allowance based on past loss experience and the economic conditions for the particular loan portfolio. Allocation weights are assigned based on the Company’s historical loan loss experience in each loan category, although a higher allocation weight may be used if current conditions indicate that loan losses may exceed historical experience.

      Additionally, a portion of the allowance is for inherent losses which probably exist as of the valuation date even though they may not have been identified by the more objective processes used for the allocated portion of the allowance. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, changes in underwriting practices, including the extent of portfolios of acquired institutions, historical loss experience, and the general economic environment in the Company’s markets. While the total allowance is described as consisting of separate portions, these terms are primarily used to describe a process. All portions are available to support inherent losses in the loan portfolio.

      The allowance for loan losses at December 31, 2001, was $191 million, or 1.40 percent of loans, compared with $167 million, or 1.36 percent of loans, at December 31, 2000, and $151 million, or 1.31 percent of loans, at December 31, 1999. The increase in the allowance, for both 2001 and 2000, was due to providing adequate coverage for strong loan growth and to increase the level of coverage based upon current economic conditions at the time. As shown in the following table, net loan charge-offs in 2001 were $81 million, or 0.62 percent of average loans, compared with $57 million, or 0.47 percent of average loans, in 2000 and $29 million, or 0.27 percent of average loans, in 1999. The increase in net charge-offs during 2001 was due primarily to one large commercial energy-related credit and a return to historical levels consistent with current economic conditions. Management believes that the allowance for loan losses at December 31, 2001 is adequate given past experience and the underlying strength of the loan portfolio.

      The following table sets forth information with respect to the Company’s loans and the allowance for loan losses for the last five years.

Summary of Loan Loss Experience

	2001	2000	1999	1998	1997

	(in Thousands)

Average loans outstanding during the year	$13,008,761	$12,112,471	$10,835,016	$10,088,891	$9,368,566

Allowance for loan losses, beginning of year	$167,288	$151,211	$141,609	$139,234	$134,288

Charge-offs:

Commercial, financial and agricultural	47,970	31,220	11,438	10,139	7,388

Real estate — construction	1,487	140	161	143	66

Real estate — mortgage:

Residential	3,024	1,486	774	839	1,232

Commercial	796	196	247	629	1,227

Consumer credit card	23,375	17,931	14,818	14,315	12,109

Consumer installment	18,007	18,220	13,002	17,600	14,615

Total	94,659	69,193	40,440	43,665	36,637

Recoveries:

Commercial, financial and agricultural	4,832	4,227	4,534	2,364	1,876

Real estate — construction	3	5	4	302	184

Real estate — mortgage:

Residential	240	164	118	230	229

Commercial	116	23	280	84	249

Consumer credit card	2,086	1,881	1,670	1,472	1,544

Consumer installment	6,296	5,832	4,452	4,805	4,003

Total	13,573	12,132	11,058	9,257	8,085

Net charge-offs	81,086	57,061	29,382	34,408	28,552

Provision charged to income	106,241	65,578	35,201	39,995	33,220

Allowance for assets acquired (sold)	(1,050)	7,560	3,783	(3,212)	278

Allowance for loan losses, end of year	$191,393	$167,288	$151,211	$141,609	$139,234

Net charge-offs to average loans outstanding	.62%	.47%	.27%	.34%	.30%

      When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and current economic conditions. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below.

Allocation of Allowance for Loan Losses

	December 31

	2001		2000		1999		1998		1997

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(in Thousands)

Commercial, financial and agricultural	$64,567	29.1%	$67,953	33.1%	$63,257	31.0%	$49,862	30.3%	$40,505	24.9%

Real estate — construction	26,720	16.9	26,587	18.7	18,562	16.2	13,535	12.4	10,278	8.8

Real estate — mortgage:

Residential	8,498	20.7	5,561	17.4	3,233	22.4	12,769	25.4	18,707	32.5

Commercial	18,787	17.6	18,760	17.5	17,289	16.2	14,453	14.0	15,129	12.7

Consumer installment	72,821	15.7	48,427	13.3	48,870	14.2	50,990	17.9	54,615	21.1

	$191,393	100.0%	$167,288	100.0%	$151,211	100.0%	$141,609	100.0%	$139,234	100.0%

Nonperforming Assets

      Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed real estate. It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is 90 days or more past due as to principal or interest and the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer loans is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. Credit card loans and the related accrued interest are charged off before the end of the month when the loan becomes 180 days past due. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

      Nonperforming assets at December 31, 2001, were $92 million, a decrease of $9 million from year-end 2000. Nonperforming loans decreased $20 million from year-end 2000 to $66 million. During 2001, $24 million of loans were transferred to other real estate owned (“ORE”) offset by total sales of other real estate owned of $9 million, of which substantially all were cash sales. The majority of the transfers to ORE were concentrated in one energy-related credit that was classified as a nonaccrual loan at both December 31, 2000 and 1999. During 2000, loans transferred to other real estate owned totaled $20 million, cash sales were $10 million and loans to facilitate the sale of other real estate owned were $3 million.

      Foreclosed real estate increased $11 million from year-end 2000. Loans past due 90 days or more decreased $2 million compared to the 2000 year-end level. Other foreclosed or repossessed assets at year-end 2001 totaled approximately $1 million.

      The following table summarizes the Company’s nonperforming assets for each of the last five years.

Nonperforming Assets

	December 31

	2001	2000	1999	1998	1997

	(in Thousands)

Nonacccrual loans	$65,470	$86,168	$75,565	$49,263	$30,135

Renegotiated loans	327	84	239	665	2,334

Total nonperforming loans	65,797	86,252	75,804	49,928	32,469

Other real estate	26,478	15,476	7,341	6,968	7,249

Total nonperforming assets	$92,275	$101,728	$83,145	$56,896	$39,718

Accruing loans 90 days or more past due	$17,577	$19,884	$13,403	$8,987	$14,777

Total nonperforming loans as a percentage of loans	.48%	.70%	.66%	.47%	.33%

Total nonperforming assets as a percentage of loans and ORE	.67	.83	.72	.54	.40

Loans 90 days or more past due as a percentage of loans	.13	.16	.12	.09	.15

      Details of nonaccrual loans at December 31, 2001 and 2000 appear below:

	2001	2000

	(in Thousands)

Principal balance	$65,470	$86,168

Interest that would have been recorded under original terms	7,719	10,242

Interest actually recorded	3,522	2,589

Noninterest Income

      Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, profits and commissions earned through securities and insurance sales, and trading activities. In addition, gains and losses realized from the sale of investment portfolio securities are included in noninterest income. Noninterest income totaled $376 million in 2001, an increase of 23 percent from the prior year, and $305 million in 2000, an increase of 24 percent from that reported in 1999.

      Fee income from service charges on deposit accounts increased 22 percent in both 2001 and 2000. The increases in service charges on deposit accounts were primarily due to the success of the Company’s deposit strategy to increase transaction accounts along with significantly increased revenues from the Company’s corporate treasury and cash management services.

      Credit card service charge and fee income increased 15 percent in 2001 after an increase of 49 percent in 2000. Increases in interchange income, merchants’ discounts and the volume of accounts resulted in the increases in income for both 2001 and 2000. These increases reflected management’s efforts to increase income from these services.

      Retail investment sales income, comprised primarily of mutual fund and annuity sales income, increased 27 percent in 2001 after decreasing 13 percent in 2000. The 2001 increase reflected management’s efforts to increase sales in this area after difficult market conditions during 2000.

      Trading account profits and commissions increased to $22 million in 2001, from $8 million in 2000 and $10 million in 1999. Income from this line item is primarily generated through commissions on the sales of bonds and matched interest rate protection contracts to approximately 1,000 correspondent banks as well as corporate customers. Changes in the trading account profits and commissions in future years cannot be predicted accurately because of the uncertainty of changes in market conditions.

      Asset management fees increased two percent in 2001 after an increase of eight percent in 2000. During 2001, the new business activity was offset by softness in the equity market. The increase in 2000 is attributable to an increase in assets under administration. Assets under administration were $9.6 billion, $10.1 billion, and $8.8 billion at December 31, 2001, 2000, and 1999, respectively.

      Other noninterest income increased 12 percent in 2001 and 43 percent in 2000. The most significant components of the increase in other noninterest income in 2001 were increases in income from the sales of insurance products, bank owned life insurance, mortgage banking income and liquidity and servicing fees from the two asset-backed commercial paper conduits, see Note 9, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements. The most significant component of the increase in other noninterest income in 2000 versus 1999 was a $16.7 million gain realized on the sale of non-strategic branches.

Noninterest Expense

      Noninterest expense totaled $686 million in 2001, an increase of 14 percent from the prior year, and $599 million in 2000, an increase of 10 percent from that reported in 1999. The increase in 2001 is due primarily to increases in salaries, benefits and commissions and the opening of 35 new banking offices through purchase acquisitions and de novo activity during the past two years. The increase in salaries, benefits and commissions is due to the Company meeting specific sales and performance goals, resulting in the higher compensation. The number of full time equivalent employees increased by only 100 employees from December 31, 2000 to 7,100 at December 31, 2001. The increases in both 2001 and 2000 are also due in large part to acquisitions completed during 2001 and 2000.

      Equipment expense increased 14 percent in 2001 and 17 percent in 2000. The increases in equipment expense were primarily attributable to the Company’s expansion in new and existing markets, discussed above, and the completion of a program started in 1996 to replace a majority of its core application systems with new technology, including the installation of a new branch platform system completed during the fourth quarter of 2000. Net occupancy expense increased by 15 percent in 2001 following a 14 percent increase in 2000. The increases in both 2001 and 2000 were due principally to the opening of new branches, normal renovation of existing properties and acquisitions.

      Merger and integration expenses decreased by $2 million in 2001. The decrease in 2001 was the result of a shift in acquisition strategy from primarily bank acquisitions in 1999 and 2000 to nonbank opportunities during 2001 and continuing into 2002 with the acquisition of Horizons Insurance Agency in January 2002. The nonbank acquisitions result in less integration expense than bank acquisitions. The $2 million increase in 2000 was the result of the bank acquisitions during the fourth quarter of 1999 and 2000. Merger and integration expenses include compensation expenses incurred, professional services, data processing systems conversion costs, and broker fees.

      Other noninterest expense increased 16 percent in 2001 after a 14 percent increase in 2000. The increase in 2001 was primarily the result of an increase in marketing expenses. The increase in 2000 was primarily attributable to an increase in amortization of intangible assets during 2000.

Income Taxes

      Income tax expense increased $23 million, or 19 percent, to $140 million for the year ended December 31, 2001. The effective tax rate as a percentage of pretax income was 34.1 percent in 2001, 32.7 percent in 2000 and 33.8 percent in 1999. The statutory federal rate was 35 percent during 2001, 2000, and 1999. For further information concerning the provision for income taxes, refer to Note 15, Income Taxes, in the Notes to Consolidated Financial Statements.

Other Accounting Issues

Accounting for Derivative Instruments and Hedging Activities

      The Company adopted FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. As part of the adoption of the standard, the Company recorded a net-of-tax cumulative-effect-type adjustment in accumulated other comprehensive income in 2001 of $2.2 million to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. The Company also recorded an asset of $27 million for the fair-value of derivative instruments that have been designated as fair value hedges of the Company’s fixed rate long-term debt. The impact of recognizing this asset was offset entirely by the recognition of an adjustment to long-term debt. The adoption of this standard did not affect net income. The Company, upon its adoption of Statement No. 133, also transferred held to maturity securities with an amortized cost of $475 million and an estimated fair value of $474 million into the available for sale category. Under the provisions of Statement No. 133, such a reclassification does not call into question the Company’s intent to hold current or future debt securities to their maturity. See Note 9, Off-Balance Sheet Activities, Derivatives and Hedging in the Notes to Consolidated Financial Statements, for information on derivative instruments and hedging activities.

Accounting for Business Combinations, Goodwill and Other Intangible Assets

      In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Pooling-of-interests business combinations initiated prior to June 30, 2001 were grandfathered. Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of Statement No. 142. The new standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed annually for impairment. The Company adopted the provisions of Statement No. 141 on July 1, 2001 and Statement No. 142 effective January 1, 2002.

      At December 31, 2001, the Company had unamortized goodwill in the amount of $237 million and unamortized identifiable intangible assets in the amount of $38 million, both of which are subject to the transition provisions of Statement No. 142. Goodwill amortization expense was $13.2 million, $11.3 million and $7.7 million for the years ended December 31, 2001, 2000, and 1999. Identifiable intangible amortization expense was $11.5 million, $12.5 million and $8.8 million for the years ended December 31, 2001, 2000, and 1999. $55 million of unamortized goodwill will continue to be subject to amortization. Further, no impairment exists related to goodwill or other intangible assets.

Accounting for Asset Retirement Obligations

      In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This Statement applies to legal obligations associated with the retirement of tangible long-lived assets. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002; earlier application is encouraged. Management does not anticipate that the adoption of this Statement will have a material impact on the Company’s consolidated financial position or consolidated results of operations.

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

      Various information shown elsewhere in this Annual Report on Form 10-K will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the compositions of the loan and securities portfolios, the data on the interest sensitivity of loans and deposits, and the information related to off-balance sheet hedging activities discussed in Note 9, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, should be considered.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

Compass Bancshares, Inc. and Subsidiaries

Financial Statements

Report of Independent Public Accountants

To Compass Bancshares, Inc.:

      We have audited the accompanying consolidated balance sheets of Compass Bancshares, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Birmingham, Alabama

January 15, 2002

Compass Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31

	2001	2000

	(in Thousands)

Assets

Cash and due from banks	$715,991	$750,815

Federal funds sold and securities purchased under agreements to resell	19,201	163,896

Trading account securities	21,331	17,211

Investment securities available for sale	6,563,705	5,074,819

Investment securities held to maturity (fair value of $718,694 and $1,431,195 for 2001 and 2000, respectively)	707,524	1,434,689

Loans	13,707,286	12,258,754

Allowance for loan losses	(191,393)	(167,288)

Net loans	13,515,893	12,091,466

Premises and equipment, net	459,901	468,468

Other assets	1,011,454	875,796

Total assets	$23,015,000	$20,877,160

Liabilities and Shareholders’ Equity

Deposits:

Noninterest bearing	$3,576,289	$3,188,969

Interest bearing	10,158,956	11,636,408

Total deposits	13,735,245	14,825,377

Federal funds purchased and securities sold under agreements to repurchase	2,922,802	1,611,905

Other short-term borrowings	551,307	163,271

FHLB and other borrowings	3,708,143	2,432,363

Guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	129,307	152,822

Accrued expenses and other liabilities	252,555	181,418

Total liabilities	21,299,359	19,367,156

Shareholders’ equity:

Preferred stock (25,000,000 shares authorized)	—	—

Common stock of $2 par value:

Authorized — 200,000,000 shares; Issued — 128,759,887 shares in 2001 and 127,779,021 shares in 2000	257,520	255,558

Surplus	160,441	145,801

Loans to finance stock purchases	(3,399)	(1,777)

Unearned restricted stock	(2,314)	(1,923)

Accumulated other comprehensive income (loss)	69,938	(16,796)

Treasury stock, at cost (2001 — 1,959,000 shares)	(50,146)	—

Retained earnings	1,283,601	1,129,141

Total shareholders’ equity	1,715,641	1,510,004

Total liabilities and shareholders’ equity	$23,015,000	$20,877,160

See accompanying notes to consolidated financial statements.

Compass Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31

	2001	2000	1999

	(in Thousands Except Per Share Data)

Interest income:

Interest and fees on loans	$1,067,484	$1,100,909	$918,516

Interest on investment securities available for sale	390,030	301,133	274,163

Interest on investment securities held to maturity	57,784	105,314	115,293

Interest on federal funds sold and securities purchased under agreements to resell	686	6,145	4,955

Interest on trading account securities	1,737	2,068	4,312

Total interest income	1,517,721	1,515,569	1,317,239

Interest expense:

Interest on deposits	416,495	543,342	442,902

Interest on federal funds purchased and securities sold under agreements to repurchase	99,637	88,896	64,681

Interest on other short-term borrowings	7,475	11,609	9,020

Interest on FHLB and other borrowings	156,808	142,016	113,799

Interest on guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	11,447	11,194	10,135

Total interest expense	691,862	797,057	640,537

Net interest income	825,859	718,512	676,702

Provision for loan losses	106,241	65,578	35,201

Net interest income after provision for loan losses	719,618	652,934	641,501

Noninterest income:

Service charges on deposit accounts	155,008	127,476	104,104

Credit card service charges and fees	33,495	29,242	19,587

Retail investment sales income	23,397	18,474	21,220

Trading account profits and commissions	22,263	8,097	10,117

Asset management fees	20,614	20,117	18,586

Investment securities gains, net	7,583	4	2,102

Other	114,018	101,786	71,299

Total noninterest income	376,378	305,196	247,015

Noninterest expense:

Salaries, benefits and commissions	346,275	304,921	279,718

Equipment expense	60,137	52,812	45,076

Net occupancy expense	53,294	46,199	40,531

Professional services	46,095	37,799	39,600

Merger and integration	7,131	8,896	6,787

Other	172,838	148,658	130,815

Total noninterest expense	685,770	599,285	542,527

Net income before income tax expense	410,226	358,845	345,989

Income tax expense	139,829	117,222	117,021

Net income	$270,397	$241,623	$228,968

Basic earnings per share	$2.13	$1.91	$1.84

Basic weighted average shares outstanding	127,617	126,514	123,482

Diluted earnings per share	$2.11	$1.90	$1.82

Diluted weighted average shares outstanding	129,138	127,261	124,581

See accompanying notes to consolidated financial statements.

Compass Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2001, 2000 and 1999

						Accumulated
						Other		Total
	Preferred	Common		Retained	Treasury	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Other	Equity	Income

				(in Thousands)

Balance, December 31, 1998	$28,750	$164,655	$124,507	$925,780	$—	$11,397	$(6,413)	$1,248,676

Net income — 1999	—	—	—	228,968	—	—	—	228,968	$228,968

Change in unrealized gain (loss) on securities available for sale	—	—	—	—	—	(104,931)	—	(104,931)	(104,931)

Comprehensive income									$124,037

Common dividends declared ($0.80 per share)	—	—	—	(95,492)	—	—	—	(95,492)

Preferred dividends declared	—	—	—	(1,601)	—	—	—	(1,601)

Stock split	—	82,433	—	(82,433)	—	—	—	—

Exercise of stock options and other issuances	—	500	4,670	(363)	—	—	—	4,807

Issuance of restricted stock	—	143	2,323	—	—	—	(2,466)	—

Cancellation of restricted stock	—	(33)	(563)	—	—	—	596	—

Repayment of loans to finance stock purchases, net of advances	—	—	—	—	—	—	1,226	1,226

Amortization of restricted stock	—	—	—	—	—	—	2,596	2,596

Redemption of preferred stock	(28,750)	—	—	(518)	—	—	—	(29,268)

Cash paid for fractional shares resulting from stock split	—	—	—	(52)	—	—	—	(52)

Balance, December 31, 1999	—	247,698	130,937	974,289	—	(93,534)	(4,461)	1,254,929

Net income — 2000	—	—	—	241,623	—	—	—	241,623	$241,623

Change in unrealized loss on securities available for sale	—	—	—	—	—	76,738	—	76,738	76,738

Comprehensive income									$318,361

Common dividends declared ($0.88 per share)	—	—	—	(106,031)	—	—	—	(106,031)

Exercise of stock options and other issuances	—	437	4,142	(31)	—	—	—	4,548

Issuance of restricted stock	—	191	1,419	—	—	—	(1,610)	—

Cancellation of restricted stock	—	(8)	(90)	—	—	—	98	—

Issuance of common stock for acquisition	—	7,240	9,393	19,291	—	—	—	35,924

Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	—	(62)	(62)

Amortization of restricted stock	—	—	—	—	—	—	2,335	2,335

Balance, December 31, 2000	—	255,558	145,801	1,129,141	—	(16,796)	(3,700)	1,510,004

Net income — 2001	—	—	—	270,397	—	—	—	270,397	$270,397

Change in unrealized gain (loss) on securities available for sale and hedging instruments	—	—	—	—	—	86,734	—	86,734	86,734

Comprehensive income									$357,131

Common dividends declared ($0.92 per share)	—	—	—	(117,664)	—	—	—	(117,664)

Exercise of stock options and other issuances	—	1,757	12,615	(39)	—	—	—	14,333

Issuance of restricted stock	—	207	2,053	—	—	—	(2,260)	—

Cancellation of restricted stock	—	(2)	(28)	—	—	—	30	—

Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	—	(1,622)	(1,622)

Repurchase of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	—	—	—	1,766	—	—	—	1,766

Amortization of restricted stock	—	—	—	—	—	—	1,839	1,839

Purchase of treasury stock	—	—	—	—	(50,146)	—	—	(50,146)

Balance, December 31, 2001	$—	$257,520	$160,441	$1,283,601	$(50,146)	$69,938	$(5,713)	$1,715,641

See accompanying notes to consolidated financial statements.

Compass Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31

	2001	2000	1999

	(in Thousands)

Operating Activities:

Net income	$270,397	$241,623	$228,968

Adjustments to reconcile net income to cash provided by operations:

Depreciation and amortization	99,446	75,095	66,160

Accretion of discount and loan fees	(19,617)	(27,732)	(19,473)

Provision for loan losses	106,241	65,578	35,201

Net change in trading account securities	(4,120)	33,494	76,966

Deferred tax expense (benefit)	(38,826)	37,659	8,786

Gain on sale of investment securities available for sale	(7,583)	(4)	(2,102)

Gain on sale of branches	—	(16,700)	—

Increase in other assets	(48,174)	(186,379)	(16,893)

Increase (decrease) in other liabilities	55,141	(4,505)	(5,270)

Net cash provided by operating activities	412,905	218,129	372,343

Investing Activities:

Proceeds from maturities/calls of investment securities held to maturity	282,613	152,541	416,181

Purchases of investment securities held to maturity	(31,343)	(22,326)	(786)

Proceeds from sales of investment securities available for sale	781,085	280,124	431,417

Proceeds from maturities/calls of investment securities available for sale	1,847,669	783,307	1,044,729

Purchases of investment securities available for sale	(3,326,269)	(447,987)	(1,096,188)

Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	144,695	(24,178)	(34,875)

Net increase in loan portfolio	(1,789,768)	(1,466,061)	(1,813,606)

Net cash received (paid) in acquisitions/dispositions	—	(189,682)	140,790

Purchases of premises and equipment	(38,921)	(67,888)	(75,792)

Proceeds from sales of other real estate owned	8,896	9,758	7,687

Net cash used by investing activities	(2,121,343)	(992,392)	(980,443)

Financing Activities:

Net increase in demand deposits, NOW accounts and savings accounts	945,347	218,458	167,287

Net increase (decrease) in time deposits	(2,033,900)	541,801	264,421

Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,310,897	185,765	(391,161)

Net increase (decrease) in other short-term borrowings	388,036	(11,591)	15,013

Proceeds from FHLB advances and other borrowings	1,472,501	1,312,941	1,881,242

Repayment of FHLB advances and other borrowings	(224,913)	(1,367,764)	(1,360,301)

Issuance (repurchase) of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	(29,044)	17,822	23,000

Cash paid in lieu of fractional shares	—	(1)	(52)

Redemption of preferred stock	—	—	(29,268)

Common and preferred dividends paid	(117,760)	(105,964)	(98,157)

Purchase of treasury stock	(50,146)	—	—

Repayment of loans to finance stock purchases	1,372	578	2,785

Proceeds from exercise of stock options	11,224	3,909	2,565

Net cash provided by financing activities	1,673,614	795,954	477,374

Net increase (decrease) in cash and due from banks	(34,824)	21,691	(130,726)

Cash and due from banks at beginning of the year	750,815	729,124	859,850

Cash and due from banks at end of the year	$715,991	$750,815	$729,124

See accompanying notes to consolidated financial statements.

Compass Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

(1) Summary of Significant Accounting Policies

      The accounting principles followed by Compass Bancshares, Inc. and its subsidiaries (the “Company”) and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

      Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the dates of their acquisition. Prior information has been restated to reflect the acquisition of FirsTier Corporation accounted for under the pooling-of-interests method of accounting.

Basis of Presentation

      The consolidated financial statements include the accounts of Compass Bancshares, Inc. and its subsidiaries, Compass Bank, the Company’s lead bank subsidiary headquartered in Birmingham, Alabama, (“Compass Bank”), and Central Bank of the South, (collectively, the “Subsidiary Banks”), and Compass Land Holding Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. Such reclassifications had no effect on net income, total assets, total liabilities, or shareholders’ equity.

Nature of Operations

      Compass Bank operates 341 banking offices in Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico and Texas. The branches in Alabama are located throughout the state while its Florida branches are concentrated in the Jacksonville area and in the Florida panhandle. In Texas, the branches are primarily located in the state’s four largest metropolitan areas of Houston, Dallas, San Antonio and Austin. The Arizona operations are primarily located in Tucson and Phoenix. The New Mexico branches are concentrated around the Albuquerque metropolitan area. The Colorado branches are concentrated around the Denver metropolitan area. The Nebraska branches are near the Colorado border. See Note 18, Segment Information, for additional discussion of the Company’s business.

Use of Estimates

      The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period, the most significant of which relates to the allowance for loan losses. Actual results could differ from those estimates.

Stock Split

      On February 15, 1999, the Company announced a three-for-two stock split that was effected in the form of a 50 percent stock dividend on April 2, 1999, to shareholders of record as of March 15, 1999. Shareholders’ equity, as presented in the Consolidated Statements of Shareholders’ Equity, reflects the issuance of 41,216,356 shares of the Company’s common stock. Per share information for all periods has been restated to reflect the stock split in accordance with United States generally accepted accounting principles.

Securities

      Securities are held in three portfolios: (i) trading account securities, (ii) investment securities held to maturity, and (iii) investment securities available for sale. Trading account securities are stated at fair value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

discounts, such amortization and accretion is by the interest method. With regard to investment securities held to maturity, management has the intent and the Company has the ability to hold such securities until maturity. Investment securities available for sale are classified as such due to the fact that management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain (loss) on the portfolio of investment securities available for sale are reflected as adjustments to the carrying value of the portfolio and, for the tax-effected amounts, as adjustments to accumulated other comprehensive income, a separate component of shareholders’ equity.

      Fair values of trading account securities, investment securities held to maturity and investment securities available for sale are based primarily on quoted, or other independent, market prices. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows.

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

Securities Purchased Under Agreements to Resell

      The Company enters into purchases of securities under agreements to resell substantially identical securities. At December 31, 2001, securities purchased under agreements to resell were approximately $1 million. The market value of the securities underlying the agreements was approximately $1 million.

Loans

      All loans are stated at principal outstanding. Interest income on loans is recognized primarily on the level yield method. Loan fees, net of direct costs, are reflected as an adjustment to the yield of the related loan over the term of the loan. The Company does not have a concentration of loans to any one industry.

      It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. Credit card loans and the related accrued interest are charged off before the end of the month when the loan becomes 180 days past due. When a loan is placed on a nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

Allowance for Loan Losses

      The amount of the provision for loan losses charged to income is determined on the basis of several factors including actual loss experience, identified loan impairment, current economic conditions, and periodic examinations and appraisals of the loan portfolio. Such provisions, less net loan charge-offs, comprise the allowance for loan losses which is deducted from loans and is maintained at a level management considers to be adequate to absorb loss inherent in the portfolio.

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

Intangibles

      Intangible assets are included in other assets in the Consolidated Balance Sheets. The amortization periods for these assets are dependent upon the type of intangible asset. Goodwill has been amortized over a period not greater than 25 years; core deposit and other identifiable intangibles are amortized over a period based on the life of the intangible that is generally 10 years. Goodwill has been amortized using the straight-line method and other identifiable intangibles are amortized using accelerated methods as appropriate. The Company has periodically reviewed its intangible assets for impairment. See Recently Issued Accounting Standards later in this Note for the effect of the Financial Accounting Standards Board’s (“FASB”) recently issued Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets and the effect these statements will have on intangible assets.

Premises and Equipment

      Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation or amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements. Capitalized leases are amortized by the same methods as premises and equipment over the estimated useful lives or the lease term, whichever is less.

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

Accounting for Derivatives and Hedging Activities

      As part of the Company’s overall interest rate risk management, the Company uses derivative instruments, including interest rate swaps, caps and floors. All derivative instruments are recognized on the balance sheet at their fair value. Fair values are estimated using pricing models. On the date the derivative instrument contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (3) “held for trading” (“trading” instruments). Changes in the fair value of a derivative instrument that is highly effective as and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in the then-current-period earnings. Changes in the fair value of a derivative instrument that is highly effective as and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income in the shareholders’ equity section of the consolidated Balance Sheets, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivative trading instruments are reported in the then-current-period earnings.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative instrument is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

      The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative instrument expires or is sold, terminated, or exercised; (3) the derivative instrument is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative instrument as a hedge instrument is no longer appropriate.

      When hedge accounting is discontinued because it is determined that the derivative instrument no longer qualifies as an effective fair-value hedge, the derivative instrument will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative instrument will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in the then-current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative instrument will be carried at its fair value on the balance sheet, with changes in its fair value recognized in the then-current-period earnings.

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
December 31, 2001, 2000 and 1999

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

Recently Issued Accounting Standards

Accounting for Derivative Instruments and Hedging Activities

      The Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. As part of the adoption of the standard, the Company recorded a net-of-tax cumulative-effect-type adjustment in accumulated other comprehensive income in 2001 of $2.2 million to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. The Company also recorded an asset of $27 million for the fair-value of derivative instruments that have been designated as fair value hedges of the Company’s fixed rate long-term debt. The impact of recognizing this asset was offset entirely by the recognition of an adjustment to long-term debt. The adoption of this standard did not affect net income. The Company, upon its adoption of Statement No. 133, also transferred held to maturity securities with an amortized cost of $475 million and an estimated fair value of $474 million into the available for sale category. Under the provisions of Statement No. 133, such a reclassification does not call into question the Company’s intent to hold current or future debt securities to their maturity. See Note 9, Off-Balance Sheet Activities, Derivatives and Hedging, for information on derivative instruments and hedging activities.

Accounting for Business Combinations, Goodwill and Other Intangible Assets

      In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Pooling-of-interests business combinations initiated prior to June 30, 2001 were grandfathered. Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of Statement No. 142. The new standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed annually for impairment. The Company adopted the provisions of Statement No. 141 on July 1, 2001 and Statement No. 142 effective January 1, 2002.

      At December 31, 2001, the Company had unamortized goodwill in the amount of $237 million and unamortized identifiable intangible assets in the amount of $38 million, both of which are subject to the transition provisions of Statement No. 142. Goodwill amortization expense was $13.2 million, $11.3 million and $7.7 million for the years ended December 31, 2001, 2000, and 1999. Identifiable intangible amortization expense was $11.5 million, $12.5 million and $8.8 million for the years ended December 31, 2001, 2000, and 1999. $55 million of unamortized goodwill will continue to be subject to amortization. Further, no impairment exists related to goodwill or other intangible assets.

Accounting for Asset Retirement Obligations

      In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This Statement applies to legal obligations associated with the retirement of tangible long-lived assets. The

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002; earlier application is encouraged. Management does not anticipate that the adoption of this Statement will have a material impact on the Company’s consolidated financial position or consolidated results of operations.

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

(2)	Investment Securities Held to Maturity and Investment Securities Available for Sale

      The following table presents the adjusted cost and approximate fair value of investment securities held to maturity and investment securities available for sale at December 31, 2001 and 2000.

	2001		2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in Thousands)

Investment securities held to maturity:

U.S. Treasury and other U.S. Government agencies and corporations	$92	$96	$61,738	$60,875

Mortgage-backed pass-through securities	43,629	45,182	88,241	88,988

CMOs and other mortgage derivative products	595,603	603,278	1,202,574	1,197,992

States and political subdivisions	67,450	69,388	79,871	81,801

Other	750	750	2,265	1,539

Total	$707,524	$718,694	$1,434,689	$1,431,195

	2001		2000

	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost

	(in Thousands)

Investment securities available for sale:

Debt securities:

U.S. Treasury and other U.S. Government agencies and corporations	$174,568	$171,638	$353,047	$353,334

Mortgage-backed pass-through securities	2,118,643	2,107,356	420,282	421,494

CMOs and other mortgage derivative products	3,686,924	3,652,496	3,737,454	3,758,818

States and political subdivisions	101,490	102,742	113,254	114,541

Asset-backed securities and corporate bonds	206,053	201,727	264,691	262,842

Other	77,941	81,016	63,795	66,532

Equity securities	198,086	198,833	122,296	122,648

Total	$6,563,705	$6,515,808	$5,074,819	$5,100,209

      At December 31, 2001 approximately $4.2 billion of investment securities available for sale and $605 million of investment securities held to maturity were pledged to secure public deposits and Federal Home

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

Loan Bank advances and for other purposes as required or permitted by law. The following table details unrealized gains and losses on investment securities held to maturity and investment securities available for sale as of December 31, 2001 and 2000.

	2001		2000

	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

	(in Thousands)

Investment securities held to maturity:

U.S. Treasury and other U.S. Government agencies and corporations	$4	$—	$5	$868

Mortgage-backed pass-through securities	1,564	11	1,119	372

CMOs and other mortgage derivative products	8,734	1,059	2,629	7,211

States and political subdivisions	2,092	154	2,062	132

Other	—	—	—	726

Total	$12,394	$1,224	$5,815	$9,309

Investment securities available for sale:

Debt securities:

U.S. Treasury and other U.S. Government agencies and corporations	$2,930	$—	$2,439	$2,726

Mortgage-backed pass-through securities	20,163	8,876	1,608	2,820

CMOs and other mortgage derivative products	46,928	12,500	6,598	27,962

States and political subdivisions	917	2,169	701	1,988

Asset-backed securities and corporate bonds	4,326	—	1,864	15

Other	—	3,075	—	2,737

Equity securities	29	776	389	741

Total	$75,293	$27,396	$13,599	$38,989

      The maturities of the securities portfolios are presented in the following tables.

	2001

	Carrying	Fair
	Amount	Value

	(in Thousands)

Investment securities held to maturity:

Maturing within one year	$9,930	$10,050

Maturing after one but within five years	33,935	35,318

Maturing after five but within ten years	11,183	11,712

Maturing after ten years	13,244	13,154

	68,292	70,234

Mortgage-backed securities and CMOs	639,232	648,460

Total	$707,524	$718,694

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

	Fair	Amortized
	Value	Cost

	(in Thousands)

Investment securities available for sale:

Maturing within one year	$543,202	$538,941

Maturing after one but within five years	62,692	61,097

Maturing after five but within ten years	80,488	79,297

Maturing after ten years	71,756	76,621

	758,138	755,956

Mortgage-backed securities and CMOs	5,805,567	5,759,852

Total	$6,563,705	$6,515,808

      There were gross gains of $8.8 million and gross losses of $1.2 million on sales of investment securities available-for-sale during 2001. There were gross gains of $4,000 and no gross losses on sales of investment securities available-for-sale in 2000. Gross gains of $2.2 million and gross losses of $100,000 were realized on sales of investment securities available-for-sale during 1999. No securities were transferred to the trading account securities portfolio during either 2001 or 2000.

(3) Loans and Allowance for Loan Losses

      The following table presents the composition of the loan portfolio at December 31, 2001 and 2000.

	2001	2000

	(in Thousands)

Commercial loans:

Commercial, financial and agricultural	$3,987,419	$4,056,090

Real estate — construction	1,397,627	1,519,759

Commercial real estate -mortgage	2,417,195	2,140,270

Total commercial loans	7,802,241	7,716,119

Consumer loans:

Real estate — construction	914,964	771,821

Real estate — mortgage	2,831,951	2,132,053

Consumer credit card	426,644	417,002

Consumer installment	1,731,486	1,221,759

Total consumer loans	5,905,045	4,542,635

Total	$13,707,286	$12,258,754

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

      A summary of the activity in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 follows:

	2001	2000	1999

	(in Thousands)

Balance at beginning of year	$167,288	$151,211	$141,609

Provision charged to income	106,241	65,578	35,201

Allowance for loans acquired (sold)	(1,050)	7,560	3,783

Loans charged off	(94,659)	(69,193)	(40,440)

Loan recoveries	13,573	12,132	11,058

Net charge offs	(81,086)	(57,061)	(29,382)

Balance at end of year	$191,393	$167,288	$151,211

      The recorded investment in impaired loans at December 31, 2001 was $57 million and at December 31, 2000 was $80 million. The Company had specific allowance amounts related to those loans of $10 million and $26 million, respectively. There were no impaired loans without a specific allowance at December 31, 2001 or 2000. The average investment in these loans for the years ended December 31, 2001 and 2000 amounted to $69 million and $71 million, respectively.

      Nonperforming assets at December 31, 2001, 2000 and 1999 are detailed in the following table.

	December 31

	2001	2000	1999

	(in Thousands)

Nonaccrual loans	$65,470	$86,168	$75,565

Renegotiated loans	327	84	239

Total nonperforming loans	65,797	86,252	75,804

Other real estate	26,478	15,476	7,341

Total nonperforming assets	$92,275	$101,728	$83,145

      Details of nonaccrual loans at December 31, 2001 and 2000 appear below:

	2001	2000

	(in Thousands)

Principal balance	$65,470	$86,168

Interest that would have been recorded under original terms	7,719	10,242

Interest actually recorded	3,522	2,589

(4) Managed Loans

      The Company has entered into numerous transactions since 1998 involving its loan portfolio, which includes the securitization of both residential and auto loans. These transactions resulted in certain assets being reclassified from loans to investment securities available for sale and resulted in improved liquidity. During 2001, the Company entered into the participation of commercial real estate loans. This transaction created an alternative

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

funding source and removed lower yielding assets from the Company’s balance sheet. The Company continues to manage and service all of these assets. A summary of these transactions follows:

Term Securitizations Retained

      To date, the Company has securitized approximately $2.6 billion of residential mortgage loans. During 2001, 2000 and 1999, the Company securitized residential mortgage loans of $250 million, $1.2 billion, and $500 million, respectively. The Company also securitized approximately $500 million of automobile loans in 1999. In all the securitizations, the Company retained nearly all of the securities resulting from the securitizations and no gain or loss was recognized on the transactions. The Company retained senior certificated interests, which are classified on the Consolidated Balance Sheets as investment securities available for sale, with an amortized cost of $1.5 billion, which approximates market value, at December 31, 2001. The Company also retains a subordinate interest in the securitizations, which approximated $115 million at December 31, 2001, is classified in loans and carries the credit risk for the securitizations. The Company retains servicing responsibilities and receives annual servicing fees approximating 0.3 percent (for mortgage loans) and 1.0 percent (for automobile loans) of the outstanding balance. The servicing fees are deemed adequate compensation and no servicing assets have been recorded. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due.

Term Securitization Sold

      In 1998, the Company securitized approximately $400 million of automobile loans and sold the resulting securities to third parties. A pretax gain of $4.3 million was recognized on the securitization. The Company retained an interest-only strip in the transaction. The fair value, and recorded value, of the interest-only strip was $4 million at December 31, 2001. The Company anticipates exercising its “clean up” call option on this securitization in the first quarter of 2002. The assets acquired of approximately $15 million will be reflected in the loan categories. At December 31, 2001, key economic assumptions used to estimate the current fair value of the interest only strip were a 0.75 year weighted-average life, expected credit losses of 0.6 percent, and residual cash flow discount rate of 10 percent. The sensitivity of the current fair value of the interest-only strip to 10 percent and 20 percent adverse changes in those assumptions was not material.

      The Company occasionally sells participations in the guaranteed portion of its Small Business Administration (“SBA”) loans to third parties or securitizes the loans and sells the securities representing the guaranteed portion. The Company does have recourse related to these sales. The Company retains the unguaranteed portion of the loan or security and classifies this retained portion in loans. The Company retains servicing responsibilities and receives annual servicing fees. The Company recognized gains on the sale of SBA loans of $3 million and $2 million during 2001 and 2000, respectively.

Commercial Real Estate Conduit

      During 2001, the Company sold a $500 million participation pool of commercial real estate loans to an unaffiliated third party asset-backed commercial paper conduit. The transaction is revolving, allowing the Company to sell additional participations to the conduit to maintain a $500 million balance. Under the terms of the transaction, the Company remains obligated for any credit related charge-offs. The market value of the assets sold approximated book value resulting in no gain or loss recognition at the date of sale. The assets sold were performing loans. The Company retains servicing responsibilities and receives annual servicing fees approximating 0.15 percent of the outstanding balance. The servicing fee is deemed adequate compensation and no servicing asset has been recorded. See Note 9, Off-Balance Sheet Activities, Derivatives and Hedging, for additional information about the commercial real estate conduit.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

Securitization Cash Flows

      The table below summarizes certain cash flows received from and paid to securitization trusts (dollars in millions):

	Year Ended December 31

	2001	2000	1999

Proceeds from collections	$775	$511	$374

Servicing fees received	6	5	4

      The following table presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed (dollars in thousands):

		Principal
	Total	Amount of
	Principal	Nonaccrual and
	Amount	90 Days or More	Net Credit
	of Loans	Past Due Loans	Losses

December 31, 2001:

Loan category:

Commercial, financial and agricultural	$4,153,778	$32,765	$43,138

Commercial real estate — mortgage	2,917,195	11,190	680

Real estate — construction	2,312,591	12,489	1,484

Residential real estate — mortgage	4,272,124	19,870	2,784

Consumer — credit card	426,644	7,690	21,289

Consumer installment	1,844,088	7,881	12,043

Total managed loans	15,926,420	$91,885	$81,418

Loans securitized and sold to third parties	(683,710)
Loans securitized and transferred to investment

securities available for sale	(1,535,424)

Loans held in portfolio	$13,707,286

December 31, 2000:

Loan category:

Commercial, financial and agricultural	$4,056,090	$67,621	$26,993

Commercial real estate — mortgage	2,140,270	5,406	173

Real estate — construction	2,291,580	9,609	135

Residential real estate — mortgage	3,966,097	15,561	1,322

Consumer — credit card	417,002	5,234	16,050

Consumer installment	1,521,751	4,590	14,480

Total managed loans	14,392,790	$108,021	$59,153

Loans securitized and sold to third parties	(61,065)

Loans securitized and transferred to investment securities available for sale	(2,072,971)

Loans held in portfolio	$12,258,754

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

(5) Deposits

      Certificates of deposit of less than $100,000 totaled $2.3 billion at December 31, 2001, while certificates of deposit of $100,000 or more totaled $1.1 billion. At December 31, 2001, the scheduled maturities of certificates of deposit were as follows (in thousands):

2002	$2,449,449

2003	536,600

2004	101,761

2005	172,548

2006	28,864

Thereafter	98,244

Total	$3,387,466

(6) Short-Term Borrowings

      The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds and average interest rate at year end.

	December 31

	2001		2000

		Average		Average
		Interest		Interest
	Ending	Rate At	Ending	Rate At
	Balance	Year End	Balance	Year End

	(in Thousands)

Federal funds purchased	$2,482,595	1.38%	$1,097,171	5.95%

Securities sold under agreements to repurchase	440,207	1.26	514,734	5.95

Total	2,922,802		1,611,905

Short sales	3,112	1.64	3,289	4.54

Commercial paper	95,100	1.30	85,326	6.07

Other short-term borrowings	453,095	1.29	74,656	5.23

Total	551,307		163,271

Total short-term borrowings	$3,474,109		$1,775,176

      Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under agreements to repurchase are borrowings collateralized by securities of the United States Government or its agencies and have maturities ranging from one to ninety days.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

(7) Federal Home Loan Bank (“FHLB”) and Other Borrowings

      The following table details the Company’s FHLB advances and other long-term borrowings at December 31, 2001 and 2000, including maturities and interest rates as of December 31, 2001.

		December 31
	Maturity
	Dates	2001	2000

		(in Thousands)

FHLB Advances:

LIBOR-based floating rate (weighted average rate of 4.11%)	2001-2009	$2,000,000	$1,500,000

Fixed rate, callable quarterly (weighted average rate of 4.65%)	2001-2011	1,294,347	522,129

Total FHLB Advances		3,294,347	2,022,129

Subordinated debentures:

7% subordinated debentures	2003	75,000	75,000

8.375% subordinated debentures	2004	50,000	50,000

8.10% subordinated debentures	2009	165,000	165,000

6.45% subordinated debentures	2009	96,700	96,700

Discount		(1,811)	(2,121)

Fair value of hedged subordinated debentures		27,874	—

Total subordinated debentures		412,763	384,579

8.25% mortgages payable	2008	1,033	1,154

Note Payable		—	24,501

		$3,708,143	$2,432,363

      At December 31, 2001, the FHLB advances are secured by first and second real estate mortgage loans and investment securities totaling $4.3 billion.

      The following table presents maturity information for the Company’s FHLB and other borrowings as of December 31, 2001.

	Subordinated	Mortgage	FHLB
	Debentures	Payable	Advances

	(in Thousands)

Maturing:

2002	$—	$131	$—

2003	75,000	143	305,000

2004	50,000	156	500,000

2005	—	170	900,000

2006	—	185	300,000

Thereafter *	287,763	248	1,289,347

Total	$412,763	$1,033	$3,294,347

*	Includes the fair value of hedged subordinated debentures.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

(8) Capital Securities and Preferred Stock

Capital Securities

      Three subsidiary business trusts of the Company (Compass Trust I, MB Capital I, and FW Capital I) have issued mandatorily redeemable preferred capital securities (“Capital Securities”). As guarantor, the Company unconditionally guarantees payment of: accrued and unpaid distributions required to be paid on the capital securities; the redemption price when a capital security is called for redemption; and amounts due if a trust is liquidated or terminated.

      The Company owns all of the outstanding common stock of each of the three trusts. The trusts used the proceeds from the issuance of their Capital Securities and common stock to buy debentures issued by the Company. These debentures are the trusts’ only assets and the interest payments from the debentures finance the distributions paid on the Capital Securities. The Company’s financial statements do not reflect the debentures or the related income effects because they are eliminated in consolidation.

      The Capital Securities are summarized for the following periods as follows:

	December 31,	December 31,
	2001	2000

	(in Millions)

Compass Trust I (a)	$73	$100

MB Capital I	12	12

FW Capital I	19	23

Fair value of hedged Capital Securities	7	—

Total	$111	$135

	Interest Rate of	Maturity of
	Securities and	Securities and
	Debentures	Debentures

Compass Trust I	8.23%	2027

MB Capital I	8.75	2028

FW Capital I	9.38	2029

(a)	In addition to the Capital Securities, common securities of $3 million were issued and the proceeds used by Compass Trust I to purchase junior subordinated deferrable interest debentures of the Company.

      The Capital Securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of Capital Securities carries an interest rate identical to that of the related debenture. The Capital Securities qualify as Tier 1 Capital under guidelines established by the Board of Governors of the Federal Reserve System (“Federal Reserve”).

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

Class B Preferred Stock

      In December 2000, a subsidiary of the Company issued $21 million of Class B Preferred Stock (the “Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at December 31, 2001. The Preferred Stock qualifies as Tier I Capital under Federal Reserve Board guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the Board of Directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.

      The Preferred Stock is redeemable for cash, at the option of the subsidiary, in whole or in part, at any time on or after June 15, 2021. Prior to June 15, 2021, the Preferred Stock is not redeemable, except that prior to such date, the Preferred Stock may be redeemed for cash, at the option of the subsidiary, in whole but not in part, only upon the occurrence of certain tax or regulatory events. Any such redemption is subject to the prior approval of the Board of Governors of the Federal Reserve. The Preferred Stock is not redeemable at the option of the holders thereof at any time.

(9) Off-Balance Sheet Activities, Derivatives and Hedging

      The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative instruments, as well as the Company’s commitments to extend credit and standby letters of credit, as of December 31, 2001 and 2000.

	2001		2000

		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading

	(in Thousands)

Commitments to extend credit	$—	$8,334,321	$—	$7,480,362

Standby and commercial letters of credit	—	215,715	—	240,305

Forward and futures contracts	383,435	—	324,644	—

Interest rate swap agreements	1,410,287	1,805,551	326,978	1,786,057

Floors and caps written	140,385	—	186,407	—

Floors and caps purchased	87,002	1,000,000	157,797	—

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
December 31, 2001, 2000 and 1999

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

      Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. The Company has credit risk of $27 million related to derivatives instruments in the trading account securities portfolio. The credit risk does not consider the value of any collateral but takes into consideration the effects of legally enforceable master netting agreements. Notional principal amounts often are used to express the volume of these transactions; however, the amounts potentially subject to credit risk are much smaller.

      The following table presents the notional, carrying value, and credit risk amounts at December 31, 2001 of the Company’s derivative asset positions held for hedging purposes. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts presented in the following table do not consider the value of any collateral but take into consideration the effects of legally enforceable master netting agreements.

	December 31, 2001

		Carrying
	Notional	Value	Credit Risk

	(in Thousands)

Cash Flow Hedges:

Interest rate swap agreements	$1,352,851	$51,146	$51,923

Floors and caps purchased	1,000,000	17,746	17,746

Fair Value Hedges:

Interest rate swap agreements	452,700	33,553	35,139

      During the years ended December 31, 2001, 2000 and 1999, there were no credit losses associated with derivative contracts. At December 31, 2001 and December 31, 2000, there were no nonperforming derivative positions.

      The Company also has recorded as liabilities certain short-sale transactions amounting to $3.1 million and $3.3 million at December 31, 2001 and 2000, respectively, which could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable, and the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to United States Government securities for which there is an active, liquid market. The Company does not expect the amount of losses, if any, on such transactions to be material.

Interest-Rate Risk

      The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

      Derivative instruments that are used as part of the Company’s interest rate risk-management strategy include interest rate swaps and options contracts with indices that relate to the pricing of specific balance-sheet assets and liabilities. The Company does not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate options represent contracts

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

that allow the holder of the option to (1) receive cash or (2) purchase, sell, or enter into a financial instrument at a specified price within a specified period of time. Certain of these contracts also provide the Company with the right to enter into interest rate swap, cap and floor agreements with the writer of the option.

      The Company also enters into various interest rate derivatives contracts for trading. Trading activities (which include derivative transactions entered into for risk-management purposes and which do not otherwise qualify for hedge accounting) primarily involve providing various derivative products to customers and managing risks in the trading portfolio.

      By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a credit risk for the Company. When the fair value of a derivative instrument contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s credit committee. The Company also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well.

      Market risk is the adverse effect that a change in interest rates or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

      The Company’s derivatives activities are monitored by its Asset/ Liability Committee as part of its risk-management oversight of the Company’s treasury functions. The Company’s Asset/ Liability Management Committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate risk management and trading strategies.

Fair-Value Hedges

      The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. These hedges qualified for the short-cut method of accounting as described in FASB Statement No. 133. Therefore, there were no fair value hedging gains and losses, as a result of hedge ineffectiveness, recognized for the year ended December 31, 2001 and periodic effectiveness tests are not required. For the year ended December 31, 2001, the Company recognized a decrease to interest expense of $12 million related to interest rate swaps accounted for as fair value hedges. During 2001, there was approximately $2.6 million in net gains recognized in earnings available to common shareholders as a result of the termination of fair value hedges. The terminated hedges related to the Company’s repurchase of Capital Securities, see Note 8 Capital Securities and Preferred Stock.

Cash-Flow Hedges

      The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness was based on the expected change in cash flows of the hedged asset caused by changes in the benchmark interest rate. There were no cash flow hedging gains and losses, as a result of hedge ineffectiveness, recognized for the year ended December 31, 2001. There were no gains or losses which were reclassified from other comprehensive

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. For the year ended December 31, 2001, the Company recognized interest income of $22 million related to interest rate swaps and floors accounted for as cash flow hedges. Based on the current interest rate environment, substantially all of the deferred net gains on derivative instruments that are recorded in other comprehensive income are expected to be reclassified to interest income in the next twelve months as net settlements occur.

Off-Balance Sheet Activities

      The Company has agreements with two independent asset-backed commercial paper conduits to diversify the Company’s funding sources. Assets sold to the conduits include highly rated investment grade debt securities and participation interests in a pool of commercial real estate loans. All asset sold to the conduits were performing and no significant gains or losses were recognized on the sales.

      During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed conduit, created as a wholly-owned subsidiary of an independent third party. Sunbelt was structured as a Qualifying Special Purpose Entity (“QSPE”), as defined by FASB Statement No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account securities portfolio and financing its purchases through the issuance of P-1/ F1 rated commercial paper. At December 31, 2001, all securities held by Sunbelt were AAA/ Aaa rated by at least two of the following nationally recognized statistical ratings organizations, Moody’s Investor Service, Standard & Poor’s or Fitch Ratings. Approximately 97 percent of the securities held by Sunbelt at December 31, 2001 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.6 billion and $900 million at December 31, 2001 and 2000, respectively. The Company realized gains on the sale of securitized SBA loans to Sunbelt of $1 million during both 2001 and 2000. The Company realized fee income of $9 million and $1 million for 2001 and 2000, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At December 31, 2001 and 2000, receivables from Sunbelt were $4 million and $1 million, respectively. There were no outstanding payables to Sunbelt at December 31, 2001 or 2000. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect since the underlying assets, which are all highly rated and primarily variable rate, are eligible investments for Compass Bank and would secure any advance. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of December 31, 2001.

      During 2001, the Company sold a $500 million participation interest in a pool of performing commercial real estate loans to an unaffiliated third party asset-backed commercial paper conduit. This conduit is capable of achieving credit ratings superior to those of the Company. The transaction is revolving which allows the Company to sell additional participations to maintain a $500 million balance. The market value of the assets sold approximated book value resulting in no gain or loss recognition at the date of sale. Under the terms of the transaction, the Company remains obligated for any credit related charge offs. The Company recognized liquidity provider fee income and servicing fee income of $3 million for 2001. At December 31, 2001, the receivable from the conduit was $431,000 and the payable was $42,000. The Company, under agreements with the conduit, may be required to purchase loans or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect since the loans are performing and primarily floating rate. The commitments, which are renewable annually at the Company’s option, are for amounts up to $510 million. At December 31, 2001, all loans were performing.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

(10) Commitments and Contingencies

      The Company leases certain facilities and equipment for use in their businesses. The leases for facilities generally run for periods of 10 to 20 years with various renewal options, while leases for equipment generally have terms not in excess of 5 years. The majority of the leases for facilities contain rental escalation clauses tied to changes in market lease rates. Certain real property leases contain purchase options. Management expects that most leases will be renewed or replaced with new leases in the normal course of business.

      The following is a schedule of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2001, for leased facilities (in thousands):

2002	$14,712

2003	12,083

2004	10,713

2005	8,918

2006	7,600

Thereafter	34,479

$88,505

      Minimum rentals for all operating leases charged to earnings totaled $25.1 million, $24.7 million, and $20.7 for years ended December 31, 2001, 2000 and 1999, respectively.

      The Company and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which relate to lending, collections, servicing, investment, trust and other activities seek substantial sums as damages.

      Among the actions which are pending from time to time are actions filed as class actions in the State of Alabama. These actions are similar to others that have been brought in recent years in Alabama and Texas against financial institutions in that they seek substantial compensatory and punitive damages in connection with transactions involving relatively small amounts of actual damages. While these cases are expensive to defend and generally receive significant publicity, in recent years, plaintiffs have not enjoyed much success at the appellate level.

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

(11) Regulatory Matters and Dividends from Subsidiaries

      The Company and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines, the regulatory framework for prompt corrective action, and the Gramm-Leach-Bliley Act, the Company and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of each bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Subsidiary Banks are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

      Quantitative measures established by the regulators to ensure capital adequacy require the Company and the Subsidiary Banks to maintain minimum core capital (“Tier I Capital”) of at least four percent of risk-weighted assets, minimum total capital (“Total Qualifying Capital”) of at least eight percent of risk-weighted assets and a minimum leverage ratio of four percent of adjusted quarterly assets. As of December 31, 2001, the Company and the Subsidiary Banks exceeded all capital adequacy requirements to which they are subject.

      At December 31, 2001, the regulatory capital ratios of the Company’s Subsidiary Banks exceeded the minimum ratios required for “well-capitalized” banks as defined by federal banking regulators. To be categorized as “well-capitalized”, the Subsidiary Banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10 percent, 6 percent and 5 percent, respectively. Further, in order to continue its status as a financial holding company as defined by the Gramm-Leach-Bliley Act with the enhanced ability afforded thereby to offer products and services and engage in expanded financial activities, the Subsidiary Banks must each comply with such “well-capitalized” standards. There are no conditions or events that management believes have changed the Subsidiary Banks’ category.

      The following table presents the actual capital amounts (in thousands) and ratios of the Company and Compass Bank at December 31, 2001 and 2000.

	Total Qualifying Capital		Tier I Capital		Leverage

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001:

Consolidated	$1,989,075	10.94%	$1,502,674	8.27%	$1,502,674	6.71%

Compass Bank	2,045,797	11.27	1,534,340	8.45	1,534,340	6.86

As of December 31, 2000:

Consolidated	$1,879,401	11.24%	$1,392,402	8.33%	$1,392,402	6.90%

Compass Bank	1,830,074	10.95	1,340,940	8.02	1,340,940	6.66

      Dividends paid by the Subsidiary Banks are the primary source of funds available to the Company for payment of dividends to its shareholders and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Subsidiary Banks. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Subsidiary Banks. At December 31, 2001, approximately $94 million of the Subsidiary Banks’ net assets were available for payment of dividends without prior regulatory approval. Additionally, the Subsidiary Banks could have paid additional dividends to the parent holding company in the amount of $231 million while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2001.

      The Subsidiary Banks are required to maintain cash balances with the Federal Reserve. The average amounts of those balances for the years ended December 31, 2001 and 2000, were approximately $197 million and $203 million, respectively.

      During the fourth quarter of 2001 the federal banking agencies issued a final rule to revise the regulatory capital treatment of recourse, direct credit substitutes and residual interests in asset securitizations. This rule is effective January 1, 2002. For transactions entered into prior to the effective date of the rule, the application of this rule may be delayed to those transactions until December 31, 2002. Bank regulators are currently evaluating this rule and its application to various transactions. This rule could significantly affect risk based capital requirements and thus alter how the Company structures future securitizations and could result in the Company altering the structure of current transactions.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

(12) Stock Based Compensation

      The Company has two long-term incentive stock option plans for key senior officers of the Company. The stock option plans provide for these key employees to purchase shares of the Company’s $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1996 Long Term Incentive Plan, and the 1999 Omnibus Incentive Compensation Plan, shares of the Company’s common stock have been reserved for issuance. At December 31, 2001, approximately 2.2 million shares of the Company’s common stock were available for issuance. The majority of the options granted under the plans must be exercised within 5 years and 10 years from the date of grant. The incentive stock option agreements state that incentive options may be exercised in whole or in part until the expiration date. The plans also provide for the granting of stock appreciation rights to certain holders of nonqualified stock options. A stock appreciation right allows the holder to surrender an exercisable stock option in exchange for common stock (at fair market value on the date of exercise), cash, or a combination thereof, in an amount equal to the excess of the fair market value of covered shares over the option price of such shares.

      The following summary sets forth activity under the plans for the years ended December 31:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of the year	5,418,189	$20.36	4,567,905	$21.39	3,558,226	$19.94

Granted	2,704,839	20.60	1,584,174	16.91	1,680,343	24.04

Exercised	(884,657)	16.24	(221,940)	11.16	(294,791)	13.59

Forfeited	(230,189)	22.74	(511,950)	22.92	(375,873)	25.49

Outstanding, end of the year	7,008,182	$20.89	5,418,189	$20.36	4,567,905	$21.39

Weighted average fair value of options granted during the year	$5.24		$3.96		$6.75

Exercisable, end of the year	4,727,273		3,393,074		2,686,057

      Of the 7,008,182 outstanding options at December 31, 2001, 4,727,273 were exercisable, at a weighted average exercise price of $21.33, with the remaining 2,280,909 having a remaining vesting period of up to three years. Exercise prices for options outstanding as of December 31, 2001, ranged from $8.96 to $33.00.

      The following table provides certain information with respect to stock options outstanding at December 31, 2001:

			Weighted-
		Weighted-	Average
	Stock	Average	Remaining
Range of	Options	Exercise	Contractual
Exercise Prices	Outstanding	Price	Life

Under $10.00	31,647	$8.96	0.13

$10.00 — $14.99	468,562	12.70	3.24

$15.00 — $21.99	4,304,836	19.18	7.73

$22.00 or more	2,203,137	26.15	6.75

	7,008,182	20.89	7.09

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

      At December 31, 2001, the shares under option included nonqualified options issued to certain executives to acquire shares of common stock as follows: 2,196,029 shares at year-end 2001, 1,182,478 shares at year-end 2000 and 782,734 shares at year-end 1999.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations in accounting for its employee stock options rather than FASB Statement No. 123, Accounting for Stock-Based Compensation. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 3.66 percent, 5.05 percent and 6.29 percent; dividend yields of 4.49 percent, 5.23 percent and 3.34 percent; volatility factors of the expected market price of the Company’s common stock of 0.427, 0.404 and 0.385; and a weighted-average expected life of the options of 3.5 years, 3.2 years and 3.5 years.

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

      The majority of the Company’s options granted in 2001, 2000 and 1999 vest ratably over a period of three years, therefore for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period. The Company’s actual and pro forma information follows (in thousands except per share data):

	Year Ended December 31

	2001	2000	1999

Net income:

As reported	$270,397	$241,623	$228,968

Pro forma	262,035	234,418	222,377

Basic earnings per share:

As reported	$2.13	$1.91	$1.84

Pro forma	2.07	1.85	1.78

Diluted earnings per share:

As reported	$2.11	$1.90	$1.82

Pro forma	2.04	1.84	1.77

      During 2001, 2000 and 1999, the Company issued 103,400, 95,670 and 100,600 shares, respectively, of restricted common stock to certain executive officers with a fair value at issuance of $2.3 million , $1.4 million and $2.5 million , respectively. The fair value of the shares issued each of the last three years is expensed over a three year period based on the expected period of vesting. Because the restricted stock is legally issued and outstanding, the fair value of the restricted stock at issuance is reflected in common stock and surplus with a corresponding offset for the amount of unearned compensation expense. During 2001, 2000 and 1999, compensation expense of $1.8 million, $2.3 million and $2.6 million, respectively, was recognized in connection with the restricted stock.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

(13) Benefit Plans

      The Company sponsors a defined benefit pension plan pursuant to which participants are entitled to an annual benefit upon retirement equal to a percentage of the average base compensation (generally defined as direct cash compensation exclusive of bonuses and commissions) earned in the five consecutive years of benefit service which produce the highest average. The percentage amount of the benefit is determined by multiplying the number of years, up to 30, of a participant’s service with the Company by 1.8 percent. Benefits are reduced by Social Security payments at the rate of 1.8 percent of primary Social Security benefits times years of service up to 30 years. All employees of the Company who are over the age of 21 and have worked 1,000 hours or more in their first 12 months of employment or 1,000 hours or more in any calendar year thereafter are eligible to participate, except for project consultants and employees with an insurance affiliate or division. Employees are vested after five years of service. Benefits are payable monthly commencing on the later of age 65 or the participant’s date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55, if they have at least 10 years of service. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.

      The following tables set forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31:

	2001	2000

	(in Thousands)

Projected benefit obligation, beginning of year	$93,524	$88,078

Service cost	7,001	6,880

Interest cost	7,134	6,568

Actuarial gain	(4,047)	(5,894)

Benefits paid	(4,374)	(2,108)

Projected benefit obligation, end of year	99,238	93,524

Fair value of plan assets, beginning of year	103,826	100,072

Actual return (loss) on plan assets	(10,542)	5,862

Employer contributions	—	—

Benefits paid	(4,374)	(2,108)

Fair value of plan assets, end of year — primarily listed stocks and U.S. bonds	88,910	103,826

Funded status of plan	(10,328)	10,302

Unrecognized prior service cost	673	736

Unrecognized net (gain) loss	3,937	(12,742)

Net pension liability	$(5,718)	$(1,704)

Net pension asset (liability), beginning of year	$(1,704)	$2,204

Employer contributions	—	—

Net periodic pension cost	(4,014)	(3,908)

Net pension liability, end of year	$(5,718)	$(1,704)

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

      Net pension cost for 2001, 2000 and 1999 included the following components:

	2001	2000	1999

	(in Thousands)

Service cost	$7,001	$6,880	$7,186

Interest cost	7,134	6,568	6,242

Amortization of prior service cost	63	63	63

Recognized net actuarial gain	(192)	(193)	—

Estimated return on plan assets	(9,992)	(9,410)	(8,326)

Amortization of unrecognized transitional asset	—	—	(28)

Net periodic pension cost	$4,014	$3,908	$5,137

      The weighted average discount rate was 7.25 percent for 2001 and 7.75 percent for 2000 and 1999. The rate of increase in future compensation levels was 4.25 percent for 2001 and 6.00 percent for 2000 and 1999. Both rates are used in determining the actuarial present value of the projected benefit obligation. The assumed long-term rate of return on plan assets was 9.00 percent for 2001, 9.75 for 2000 and 9.50 for 1999. Prior service cost is amortized on a straight-line basis.

      In 1997, the Company established benefit plans for certain key executives that provide additional retirement benefits not otherwise provided in the Company’s basic benefit plans. These plans had an unfunded projected benefit obligation of $7.3 million in 2001 and $5.0 million in 2000 and a net plan liability of $4.5 million and $2.8 million, that is reflected in accrued expenses and other liabilities, as of December 31, 2001 and 2000, respectively. Net periodic expenses of the plans were $1.7 million, $1.0 million and $735,000 in 2001, 2000 and 1999, respectively.

      The Company has a qualified retirement plan that is both a section 401(k) plan and an employee stock ownership plan (“ESOP”) under the Internal Revenue Code. Employees can contribute up to 15 percent of their salaries to the plan on a pretax basis subject to tax law limits and the Company at its discretion can match up to 100 percent of 6 percent of the participants’ compensation contributed to the plan. The Company’s matching contributions are based on predetermined income levels and totaled $4.9 million in 2001, $2.9 million in 2000, and $3.8 million in 1999. Contributions to the ESOP portion of the plan are made in amounts determined by the Board of Directors of the Company. Such contributions are invested in common stock of the Company that is purchased on the open market and are ordinarily distributed to employees upon their retirement or other termination of employment. Employer matching contributions are vested immediately for those hired before January 1, 2001, and are vested ratably over a three year period for those hired after January 1, 2001. Contributions to the ESOP are allocated to the accounts of the participants based upon their base compensation, with right to such accounts vested after five years of employment. The Company did not make an ESOP contribution in 2001 or 2000. The Company contributed $871,000 in 1999.

      During 2001, the Company established the Compass Sharebuilder Plan with the intention that the plan qualify under Section 423(b) of the Internal Revenue Code. The purpose of the plan is to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. Under the plan, employees may contribute up to 10 percent of their annual salary to be accumulated for the purchase of the Company’s common stock at a 15 percent discount to the market price on the offering date or the exercise date of the offering period, whichever is lower.

      The Company has a Director & Executive Stock Purchase Plan, formerly known as the Monthly Investment Plan. The plan was amended during 2001 to change the name and exclude certain employees that would be participating in the Compass Sharebuilder Plan. Prior to the 2001 amendment, employees could contribute up to 10 percent of their salary and the Company matched 30 percent of the employees’ contributions toward the

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

purchase of common stock of the Company. Under the amended plan, directors can contribute up to $36,000 per year and certain employees can contribute excess Section 423(b) plan contributions up to 10 percent of their salary. The Company will match 45 percent of director contributions and 30 percent of employee contributions. The common stock is purchased in the open market and brokerage fees and other incidental expenses are absorbed by the Company. Costs incurred by the Company under the plan were $1.9 million in 2001, $2.7 million in 2000, and $2.6 million in 1999 and are reflected in salaries, benefits and commissions expense.

(14) Business Combinations and Divestitures

Business Combinations

      On January 4, 2002, the Company completed the acquisition of Horizons Insurance Group, Inc. (“Horizons”), a Dallas, Texas based full-line general insurance brokerage firm with revenues of more than $4 million. Horizons, one of the oldest insurance agencies in North Texas, services commercial and retail customers in the Dallas/ Fort Worth metroplex and the southwestern United States. Horizons specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and individuals.

      On January 4, 2001, the Company completed the merger with FirsTier Corporation (“FirsTier”). FirsTier was the parent of FirsTier Bank, an approximately $815 million asset bank primarily located in the greater Denver area, and Firstate Bank, an $85 million asset bank in Nebraska. FirsTier shareholders received 6.8 million shares of Compass common stock in exchange for all of the outstanding shares of FirsTier. The transaction was accounted for under the pooling-of-interests method of accounting. All prior-period information has been restated.

      On December 14, 2000, the Company completed the acquisition of Texas Insurance Agency, one of the largest independent insurance agencies in Texas with revenues of $5 million. Headquartered in San Antonio, Texas Insurance Agency specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and private banking customers as well as home and automobile insurance for retail customers.

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

      On January 13, 2000, the Company completed the merger with Western Bancshares, Inc. in Albuquerque, New Mexico, with assets in excess of $300 million. The transaction was accounted for under the pooling-of-interests method of accounting. All prior-period information has been restated.

Divestitures

      During 2000, the Company completed the sale of eight non-strategic branches in Texas with deposits of approximately $205 million. Gains of $16.7 million were realized on the sales and are included in other income on the Consolidated Statements of Income for the year ended December 31, 2000.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

(15) Income Taxes

      For the years ended December 31, 2001, 2000 and 1999, income tax expense attributable to income from operations consists of:

	2001	2000	1999

	(in Thousands)

Current income tax expense:

Federal	$175,354	$75,204	$104,240

State	3,301	4,359	3,995

Total	178,655	79,563	108,235

Deferred income tax expense (benefit):

Federal	(38,548)	36,182	7,487

State	(278)	1,477	1,299

Total	(38,826)	37,659	8,786

Total income tax expense	$139,829	$117,222	$117,021

      During 2001, the Company made income tax payments of approximately $113.2 million and received cash income tax refunds amounting to approximately $4.4 million. For 2000 and 1999, income tax payments were approximately $84.7 million and $142.4 million, respectively. Cash income tax refunds amounted to approximately $1.5 million for 2000 and $2.8 million for 1999.

      Income tax expense attributable to income from operations differed from the amount computed by applying the Federal statutory income tax rate to pretax earnings for the following reasons:

	2001		2000		1999

		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings

	(in Thousands)

Income tax expense at Federal statutory rate	$143,579	35.0%	$125,596	35.0%	$121,096	35.0%

Increase (decrease) resulting from:

Tax-exempt interest and other income	(10,385)	(2.5)	(6,801)	(1.9)	(6,650)	(1.9)

Sale of subsidiary stock	—	—	(7,700)	(2.1)	—	—

State income tax expense net of Federal income tax benefit	1,965	0.5	3,765	1.0	3,437	0.9

Other	4,670	1.1	2,362	0.7	(862)	(0.2)

Income tax expense	$139,829	34.1%	$117,222	32.7%	$117,021	33.8%

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below:

	2001	2000

	(in Thousands)

Deferred tax assets:

Allowance for loan losses	$70,346	$62,284

Net unrealized losses on securities available for sale	—	9,517

Bond discount/premium	8,288	—

Other deferred tax assets	17,749	12,910

Total assets	96,383	84,711

Deferred tax liabilities:

Premises and equipment	18,569	13,704

Lease financing	55,194	51,204

Net unrealized gains on securities available for sale and hedging instruments	43,050	—
Core deposit and other acquired intangibles	11,242	13,960

Bond discount/premium	—	27,874

Other deferred tax liabilities	9,318	6,115

Total liabilities	137,373	112,857

Net deferred tax liability	$(40,990)	$(28,146)

(16) Parent Company

      The condensed financial information for Compass Bancshares, Inc. (Parent Company Only) is presented as follows:

Balance Sheets

	December 31

	2001	2000

	(in Thousands)

Assets

Cash and due from banks	$112,600	$2,005

Investment securities	1,088	23,093

Reverse repurchase agreements with affiliates	—	182,214

Investment in subsidiaries	1,935,228	1,673,812

Other assets	15,688	14,177

Total assets	$2,064,604	$1,895,301

Liabilities and Shareholders’ Equity

Commercial paper	$95,100	$85,326

Accrued expenses and other liabilities	17,222	11,562

Junior subordinated debt payable to subsidiary trusts	108,365	139,175

Subordinated debentures and other borrowings	128,276	149,234

Total liabilities	348,963	385,297

Shareholders’ equity	1,715,641	1,510,004

Total liabilities and shareholders’ equity	$2,064,604	$1,895,301

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

Statements of Income

	Year Ended December 31

	2001	2000	1999

	(in Thousands)

Income:

Cash dividends from subsidiaries	$105,000	$285,204	$284,237

Interest on investments with affiliates	9,365	10,867	9,337

Other	3,031	6,125	3,096

Total income	117,396	302,196	296,670

Expense:

Interest on commercial paper and other borrowings	18,568	27,076	24,004

Other	5,151	5,608	6,861

Total expense	23,719	32,684	30,865

Income before income tax benefit and equity in undistributed earnings of subsidiaries	93,677	269,512	265,805

Applicable income tax benefit	(4,277)	(5,880)	(6,890)

	97,954	275,392	272,695

Equity in undistributed earnings (dividends in excess of earnings) of subsidiaries	172,443	(33,769)	(43,727)

Net income	$270,397	$241,623	$228,968

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

Statements of Cash Flows

	Year Ended December 31

	2001	2000	1999

	(in Thousands)

Operating Activities:

Net income	$270,397	$241,623	$228,968

Adjustments to reconcile net income to cash provided by operations:

Depreciation, (accretion) and amortization	1,931	(1,073)	2,689

Dividends in excess of earnings (equity in undistributed earnings)	(172,443)	33,769	43,727

(Increase) decrease in other assets	2,055	(937)	(2,397)

Increase in other liabilities	5,864	978	586

Net cash provided by operating activities	107,804	274,360	273,573

Investing Activities:

Proceeds from maturities/calls of investment securities	—	67	5,932

Purchase of investment securities	—	(103)	—

Proceeds from sales of investment securities available for sale	21,653	—	—

Net (increase) decrease in reverse repurchase agreements with affiliates	182,214	(94,595)	28,522

Capital contributions made to subsidiaries	(3,995)	(76,624)	(169,505)

Payments from (advances) to subsidiaries on notes receivable	2,000	(16,133)	(43,461)

Net cash provided (used) by investing activities	201,872	(187,388)	(178,512)

Financing Activities:

Net increase in commercial paper and other borrowings	9,774	14,633	16,437

Repayment of other borrowings	(24,501)	(800)	(12,573)

Issuance (repurchase) of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	(29,044)	—	23,000

Cash paid in lieu of fractional shares	—	(1)	(52)

Redemption of preferred stock	—	—	(29,268)

Common and preferred dividends paid	(117,760)	(105,964)	(98,157)

Purchase of treasury stock	(50,146)	—	—

Repayment of loans to finance stock purchases	1,372	578	2,785

Proceeds from exercise of stock options	11,224	3,909	2,565

Net cash used by financing activities	(199,081)	(87,645)	(95,263)

Net increase (decrease) in cash and due from banks	110,595	(673)	(202)

Cash and due from banks at beginning of the year	2,005	2,678	2,880

Cash and due from banks at end of the year	$112,600	$2,005	$2,678

(17) Fair Value of Financial Instruments

      The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

considered a surrogate of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

      The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and due from banks: Fair value equals the carrying value of such assets.

Investment securities held to maturity and investment securities available for sale: Fair values for investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments except in the case of derivative instruments where pricing models are used.

Trading account securities: Fair value of the Company’s trading account securities are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments except in the case of certain options and swaps where pricing models are used.

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

Off-balance sheet instruments: During 2001, the Company adopted FASB Statement No. 133. Statement No. 133 requires hedge instruments (forwards, swaps, caps, floors and options written) be recorded on the balance sheet at fair value. During 2000, these hedge instruments were off-balance sheet. The Company’s loan commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time, therefore, the estimated value of the Company’s loan commitments approximates carrying amount.

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

	At December 31, 2001		At December 31, 2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in Thousands)

Financial Instruments:

Assets:

Cash and due from banks	$715,991	$715,991	$750,815	$750,815

Investment securities held to maturity	707,524	718,694	1,434,689	1,431,195

Investment securities available for sale	6,563,705	6,563,705	5,074,819	5,074,819

Trading account securities	21,331	21,331	17,211	17,211

Federal funds sold and securities purchased under agreements to resell	19,201	19,201	163,896	163,896

Loans	13,707,286	13,868,712	12,258,754	12,224,842

Off-balance sheet instruments	—	—	9,043	32,213

Liabilities:

Noninterest bearing deposits	$3,576,289	$3,576,289	$3,188,969	$3,188,969

Interest bearing deposits	10,158,956	10,210,156	11,636,408	11,555,399

Federal funds purchased and securities sold under agreements to repurchase	2,922,802	2,922,802	1,611,905	1,611,905

Other short-term borrowings	551,307	551,307	163,271	163,271

FHLB and other borrowings	3,837,450	3,957,232	2,585,185	2,568,358

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

      The Retail Banking segment serves the Company’s consumer customers through its 341 banking offices and through the use of alternative delivery channels such as personal computer banking, the internet and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage. In addition, Retail Banking serves the Company’s small business customers, and is responsible for the indirect automobile portfolio.

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
December 31, 2001, 2000 and 1999

      Corporate Support and Other includes activities that are not directly attributable to the reportable segments. Included in this category are the activities of the parent company and support functions, i.e., accounting, loan review, etc. and the elimination of intercompany transactions.

      The following table presents the segment information for the Company’s segments as of and for the year ended December 31, 2001, 2000 and 1999.

For the Year ended December 31, 2001

(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income (expense)	$333,479	$334,917	$50,745	$112,818	$(6,100)	$825,859

Noninterest income	69,699	240,607	27,124	28,344	10,604	376,378

Noninterest expense	133,556	318,288	29,062	15,568	189,296	685,770

Segment net income (loss)	$269,622	$257,236	$48,807	$125,594	$(184,792)	516,467

Provision for loan losses						106,241

Net income before income tax expense						410,226

Income tax expense						139,829

Net income						$270,397

Balance Sheet

Average assets	$8,095,886	$3,820,446	$752,064	$8,342,591	$981,600	$21,992,587

Average loans	7,983,147	3,440,315	739,926	739,533	105,840	13,008,761

Average deposits	3,294,087	9,000,393	1,115,328	312,244	39,115	13,761,167

Period-end assets	$8,215,219	$4,289,897	$825,421	$8,907,473	$776,990	$23,015,000

Period-end loans	8,097,336	3,965,852	814,511	845,238	(15,651)	13,707,286

Period-end deposits	3,549,223	8,679,874	1,219,140	360,887	(73,879)	13,735,245

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

For the Year ended December 31, 2000

(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$281,580	$316,447	$43,606	$75,037	$1,842	$718,512

Noninterest income	40,745	198,467	25,819	8,108	32,057	305,196

Noninterest expense	98,364	267,832	26,263	10,857	195,969	599,285

Segment net income (loss)	$223,961	$247,082	$43,162	$72,288	$(162,070)	424,423

Provision for loan losses						65,578

Net income before income tax expense						358,845

Income tax expense						117,222

Net income						$241,623

Balance Sheet

Average assets	$7,043,194	$3,359,432	$646,329	$7,049,965	$1,701,899	$19,800,819

Average loans	6,936,371	2,792,819	635,569	915,768	831,944	12,112,471

Average deposits	3,043,865	9,001,473	967,541	474,692	817,029	14,304,600

Period-end assets	$7,763,454	$3,399,083	$717,427	$7,294,568	$1,702,628	$20,877,160

Period-end loans	7,396,152	2,916,525	707,911	471,404	766,762	12,258,754

Period-end deposits	3,296,144	8,946,891	1,149,732	676,587	756,023	14,825,377

For the Year ended December 31, 1999

(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$227,806	$285,117	$37,213	$99,561	$27,005	$676,702

Noninterest income	36,673	165,232	22,814	6,943	15,353	247,015

Noninterest expense	92,159	231,923	21,985	12,047	184,413	542,527

Segment net income (loss)	$172,320	$218,426	$38,042	$94,457	$(142,055)	381,190

Provision for loan losses						35,201

Net income before income tax expense						345,989

Income tax expense						117,021

Net income						$228,968

Balance Sheet

Average assets	$5,847,109	$3,091,901	$564,892	$7,515,794	$1,345,462	$18,365,158

Average loans	5,714,381	2,706,289	556,408	1,272,470	585,468	10,835,016

Average deposits	2,303,925	8,804,906	911,625	513,255	661,061	13,194,772

Period-end assets	$6,287,320	$3,617,079	$652,763	$7,110,634	$1,485,052	$19,152,848

Period-end loans	6,162,818	2,726,092	643,951	1,263,843	761,974	11,558,678

Period-end deposits	2,585,237	8,845,806	965,400	540,452	717,074	13,653,969

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

      The financial information presented was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the businesses. The policies address the methodologies applied and include policies related to funds transfer pricing. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided) to assets and liabilities based on their maturity, prepayment, and/or repricing characteristics.

      The development and application of these methodologies is a dynamic process. Accordingly, financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The 2000 and 1999 segment information has been revised to conform to the 2001 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

(19) Earnings Per Share

      Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31

	2001	2000	1999

	(in Thousands Except Per Share Data)

BASIC EARNINGS PER SHARE:

Net income	$270,397	$241,623	$228,968

Plus: Gain on redemption of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	1,766	—	—

Less: Dividends on non-convertible and convertible preferred stock	—	—	2,119

Net income available to common shareholders	$272,163	$241,623	$226,849

Weighted average common shares outstanding	127,617	126,514	123,482

Basic earnings per share	$2.13	$1.91	$1.84

DILUTED EARNINGS PER SHARE:

Net income	$270,397	$241,623	$228,968

Plus: Gain on redemption of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	1,766	—	—

Less: Dividends on non-convertible preferred stock	—	—	2,119

Net income available to common shareholders and assumed conversions	$272,163	$241,623	$226,849

Weighted average common shares outstanding	127,617	126,514	123,482

Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using average market price for the year	1,521	747	1,099

Weighted average common shares outstanding used to calculate earnings per common share	129,138	127,261	124,581

Diluted earnings per share	$2.11	$1.90	$1.82

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

(20) Comprehensive Income

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources.

      The following is a summary of the components of other comprehensive income:

	Year Ended December 31

	2001	2000	1999

	(in Thousands)

Other comprehensive income, before tax:

Unrealized holding gain (loss) on investment securities available for sale, net	$81,679	$124,007	$(165,650)

Less reclassification adjustment for gains on investment securities available for sale	7,583	4	2,102

Unrealized holding losses on investment securities transferred to investments available for sale	(809)	—	—

Net change in accumulated gains on cash-flow hedging instruments	68,892	—	—

Other comprehensive income (loss), before income taxes and cumulative effect adjustment	142,179	124,003	(167,752)

Income tax expense (benefit) related to other comprehensive income:

Unrealized holding gain (loss) on investment securities available for sale	30,455	47,266	(62,021)

Less reclassification adjustment for gains on investment securities available for sale	2,850	1	800

Unrealized holding losses on investment securities transferred to investments available for sale	(304)	—	—

Net change in accumulated gains on cash-flow hedging instruments	25,897	—	—

Total income tax expense (benefit) related to other comprehensive income	53,198	47,265	(62,821)

Total comprehensive income (loss) before cumulative effect adjustment	88,981	76,738	(104,931)

Cumulative effect adjustment for accumulated net losses on hedging instruments, net of tax	(2,247)	—	—

Other comprehensive income (loss), after income taxes	$86,734	$76,738	$(104,931)

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

(21) Supplemental Disclosure for Statement of Cash Flows

      The Company paid approximately $732 million, $772 million and $631 million in interest on deposits and other liabilities during 2001, 2000 and 1999, respectively. The following table presents the Company’s noncash investing and financing activities for the years ended December 31, 2001, 2000 and 1999.

	December 31

	2001	2000	1999

	(in Thousands)

Schedule of noncash investing and financing activities:

Transfers of loans to other real estate owned	$23,936	$20,044	$8,142

Transfers of investment securities to available for sale securities	475,087	—	—

Loans to facilitate the sale of other real estate owned	597	2,808	1,096

Assets retained in loan securitizations	246,014	1,193,990	1,020,883

Loans to finance stock purchases	2,994	640	1,559

Change in unrealized gain (loss) on available-for-sale securities	73,287	124,003	(167,752)

Issuance of restricted stock, net of cancellations	2,230	1,512	1,870

Business combinations and divestitures:

Common stock issued	—	35,924	—

Assets acquired	—	782,015	526,654

Liabilities assumed	—	694,135	667,444

Assets sold	—	48,692	—

Liabilities sold	—	203,118	—

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

(22) Quarterly Results (Unaudited)

      A summary of the unaudited results of operations for each quarter of 2001 and 2000 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in Thousands Except Per Share Data)

2001

Total interest income	$392,922	$385,644	$375,001	$364,154

Total interest expense	205,027	184,510	165,850	136,475

Net interest income	187,895	201,134	209,151	227,679

Provision for loan losses	12,881	21,951	32,317	39,092

Net interest income after provision for loan losses	175,014	179,183	176,834	188,587

Total noninterest income	88,719	91,132	97,314	99,213

Total noninterest expense	167,921	167,843	170,506	179,500

Income tax expense	33,249	35,500	34,932	36,148

Net income	62,563	66,972	68,710	72,152

Net income available to common shareholders	64,329	66,972	68,710	72,152

Per common share:

Basic earnings	0.50	0.53	0.53	0.57

Diluted earnings	0.50	0.52	0.53	0.56

Cash dividends	0.23	0.23	0.23	0.23

Stock price range:

High	24.94	26.50	29.08	28.58

Low	19.13	20.69	23.34	23.43

Close	21.38	26.50	26.03	28.30
2000

Total interest income	$352,575	$373,886	$390,009	$399,099

Total interest expense	179,982	192,289	208,853	215,933

Net interest income	172,593	181,597	181,156	183,166

Provision for loan losses	10,388	19,362	10,872	24,956

Net interest income after provision for loan losses	162,205	162,235	170,284	158,210

Total noninterest income	67,019	82,426	77,177	78,574

Total noninterest expense	140,183	148,532	147,358	163,212

Income tax expense	30,702	33,168	34,195	19,157

Net income	58,339	62,961	65,908	54,415

Per common share:

Basic earnings	0.47	0.50	0.51	0.43

Diluted earnings	0.47	0.49	0.51	0.43

Cash dividends	0.22	0.22	0.22	0.22

Stock price range:

High	20.50	22.38	19.75	24.28

Low	15.75	17.06	17.88	16.56

Close	19.94	17.06	19.50	23.88

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

PART III

ITEM 10 —	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

      None

(c) Exhibits

Page

(3) Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

(a)  Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, Registration No. 000-06032, filed with the Commission)

(b)  Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

(c)  Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

(d)  Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(e)  Certificate of Amendment, dated November 8, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(f)  Certificate of Amendment, dated June 2, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(g)  Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, Registration No. 000-06032, filed with the Commission)

(4) Instruments Defining the Rights of Security Holders, Including Indentures

(a)  Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(b)  Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(10) Material Contracts

(a)  Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

(b)  Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

(c) Exhibits (continued)

Page

(c)  Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(d)  Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(e)  Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(f)  Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(g) Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger
(h) Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger
(i) Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr.
(j) Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel
(k) Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Charles E. McMahen
(l) Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri
(m) Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, Registration No. 000-06032, filed with the Commission)

(n) Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to the December 31, 1999 Form 10-K filed with the Commission)
(o)  Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to the December 31, 1999 Form 10-K filed with the Commission)

(p)  Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to the March 31, 2000 Form 10-Q filed with the Commission)

(q) Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000
(r) Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001

(c) Exhibits (continued)

Page

(s)  Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission)

(21) Subsidiaries of the Registrant	82
(23) Consents of experts and counsel
(24) Power of Attorney

      Certain financial statement schedules and exhibits have been omitted because they are not applicable.

Exhibit 21 — Subsidiaries of the Registrant

State or Other Jurisdiction
Subsidiaries	of Incorporation

Compass Bank	Alabama

Central Bank of the South	Alabama

Compass Land Holding Corporation	Alabama

Empire Title & Escrow Corporation	Colorado

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS BANCSHARES, INC.

Date: February 18, 2002	By /s/ D. Paul Jones, Jr. D. Paul Jones, Jr. Chairman and Chief Executive Officer

Date: February 18, 2002	By /s/ Garrett R. Hegel Garrett R. Hegel Chief Financial Officer

Date: February 18, 2002	By /s/ Timothy L. Journy Timothy L. Journy Chief Accounting Officer

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints D. Paul Jones, Jr., Jerry W. Powell and Joseph B. Cartee, and each of them, his true and lawful attorney-in-fact as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors	Date

/s/ James H. Click, Jr. James H. Click, Jr.	February 18, 2002

/s/ Charles W. Daniel Charles W. Daniel	February 18, 2002

/s/ W. Eugene Davenport W. Eugene Davenport	February 18, 2002

/s/ Tranum Fitzpatrick Tranum Fitzpatrick	February 18, 2002

/s/ Carl J. Gessler, Jr. Carl J. Gessler, Jr.	February 18, 2002

/s/ D. Paul Jones, Jr. D. Paul Jones, Jr.	February 18, 2002

/s/ Charles E. McMahen Charles E. McMahen	February 18, 2002

/s/ John S. Stein John S. Stein	February 18, 2002