Form 10-Q
period 2002-03-31
COMPASS BANCSHARES INC
filed 2002-05-15
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2002	Commission File No. 0-6032

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes       No

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002

Common Stock, $2 Par Value	127,609,701

The number of pages of this report is 27.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	March 31, 2002	December 31, 2001

Assets

Cash and due from banks	$597,647	$715,991

Federal funds sold and securities purchased under agreements to resell	7,744	19,201

Trading account securities	34,138	21,331

Investment securities available for sale	5,802,161	6,563,705

Investment securities held to maturity (fair value of $817,711 and $718,694 for 2002 and 2001, respectively)	808,758	707,524

Loans	14,374,342	13,707,286

Allowance for loan losses	(200,655)	(191,393)

Net loans	14,173,687	13,515,893

Premises and equipment, net	466,874	459,901

Other assets	978,928	1,011,454

Total assets	$22,869,937	$23,015,000

Liabilities and Shareholders’ Equity

Deposits:

Noninterest bearing	$3,577,292	$3,576,289

Interest bearing	10,500,802	10,158,956

Total deposits	14,078,094	13,735,245

Federal funds purchased and securities sold under Agreements to repurchase	2,462,771	2,922,802

Other short-term borrowings	109,929	551,307

FHLB and other borrowings	3,804,780	3,708,143

Guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	423,730	129,307

Accrued expenses and other liabilities	208,423	252,555

Total liabilities	21,087,727	21,299,359

Shareholders’ equity:

Preferred stock (25,000,000 shares authorized; Issued – none)	—	—

Common stock of $2 par value:

Authorized — 300,000,000 shares; Issued — 129,441,267 shares in 2002 and 128,759,887 shares in 2001	258,883	257,520

Surplus	173,326	160,441

Loans to finance stock purchases	(3,479)	(3,399)

Unearned restricted stock	(4,569)	(2,314)

Accumulated other comprehensive income	77,257	69,938

Treasury stock, at cost (2002 – 1,792,458 shares and 2001 — 1,959,000 shares)	(45,980)	(50,146)

Retained earnings	1,326,772	1,283,601

Total shareholders’ equity	1,782,210	1,715,641

Total liabilities and shareholders’ equity	$22,869,937	$23,015,000

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31

	2002	2001

Interest income:

Interest and fees on loans	$250,452	$276,091

Interest on investment securities available for sale	88,687	100,193

Interest on investment securities held to maturity	12,721	15,788

Interest on federal funds sold and securities purchased under agreements to resell	108	371

Interest on trading account securities	238	479

Total interest income	352,206	392,922

Interest expense:

Interest on deposits	62,570	132,689

Interest on federal funds purchased and securities sold under agreements to repurchase	13,644	26,932

Interest on other short-term borrowings	1,232	2,804

Interest on FHLB and other borrowings	39,061	39,830

Interest on guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	1,927	2,772

Total interest expense	118,434	205,027

Net interest income	233,772	187,895

Provision for loan losses	30,320	12,881

Net interest income after provision for loan losses	203,452	175,014

Noninterest income:

Service charges on deposit accounts	40,877	34,527

Credit card service charges and fees	9,740	6,606

Retail investment sales income	6,279	4,945

Trading account profits and commissions	4,796	5,316

Asset management fees	5,202	5,093

Investment securities gains, net	520	4,986

Other	27,556	27,246

Total noninterest income	94,970	88,719

Noninterest expense:

Salaries, benefits and commissions	94,625	83,813

Equipment expense	15,639	14,740

Net occupancy expense	13,849	12,779

Professional services	11,643	10,461

Merger and integration	768	4,744

Other	47,025	41,384

Total noninterest expense	183,549	167,921

Net income before income tax expense	114,873	95,812

Income tax expense	39,056	33,249

Net income	$75,817	$62,563

Basic earnings per share	$0.60	$0.50

Basic weighted average shares outstanding	126,956	127,666

Diluted earnings per share	$0.59	$0.50

Diluted weighted average shares outstanding	129,155	128,901

Dividends per share	$0.25	$0.23

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31

	2002	2001

Operating Activities:

Net income	$75,817	$62,563

Adjustments to reconcile net income to cash provided by operations:

Depreciation and amortization	31,745	21,827

Accretion of discount and loan fees	(7,384)	(5,027)

Provision for loan losses	30,320	12,881

Net change in trading account securities	(12,807)	448

Gain on sale of investment securities available for sale	(520)	(4,986)

(Increase) decrease in other assets	10,569	(11,806)

Increase (decrease) in other liabilities	(49,406)	57,467

Net cash provided by operating activities	78,334	133,367

Investing Activities:

Proceeds from maturities of investment securities held to maturity	99,484	30,003

Purchases of investment securities held to maturity	(201,400)	(31,318)

Proceeds from sales of investment securities available for sale	375,745	203,274

Proceeds from maturities of investment securities available for sale	658,645	324,639

Purchases of investment securities available for sale	(259,091)	(863,419)

Net decrease in federal funds sold and securities purchased under agreements to resell	11,457	124,759

Net increase in loan portfolio	(686,540)	(444,323)

Acquisition, net of cash acquired	1,224	—

Purchases of premises and equipment	(19,066)	(14,794)

Proceeds from sales of other real estate owned	3,737	1,856

Net cash used by investing activities	(15,805)	(669,323)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows— Continued
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31

	2002	2001

Financing Activities:

Net increase in demand deposits, NOW accounts and savings accounts	205,119	127,765

Net increase (decrease) in time deposits	138,417	(677,772)

Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(460,031)	354,656

Net increase (decrease) in short-term borrowings	(441,378)	1,094

Proceeds from FHLB advances and other borrowings	100,000	672,500

Repayment of FHLB advances and other borrowings	(61)	(24,571)

Issuance (repurchase) of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	300,000	(27,544)

Common dividends paid	(31,877)	(29,517)

Purchase of treasury stock	(1,213)	—

Repayment of loans to finance stock purchases	245	395

Proceeds from exercise of stock options	9,906	1,552

Net cash (used) provided by financing activities	(180,873)	398,558

Net decrease in cash and due from banks	(118,344)	(137,398)

Cash and due from banks at beginning of period	715,991	750,815

Cash and due from banks at end of period	$597,647	$613,417

Schedule of noncash investing and financing activities:

Transfers of investment securities held to maturity to investment securities available for sale	—	474,647

Loans to facilitate the sale of other real estate owned	60	234

Loans to finance stock purchases	325	786

Change in unrealized gain on available for sale investment securities	28,102	70,295

Issuance of restricted stock, net of cancellations	2,764	1,943

Assets acquired	6,327	—

Liabilities assumed	1,659	—

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31

	2002	2001

Net income	$75,817	$62,563

Other comprehensive income (loss), before tax and cumulative effect adjustment:

Unrealized holding gains on securities available for sale	28,622	75,586

Less reclassification adjustment for realized gains on investment securities available for sale	520	4,986

Unrealized holding losses on investment securities held to maturity transferred to investment securities available for sale	—	(305)

Net change in accumulated gains (losses) on cash-flow hedging instruments	(17,086)	27,829

Total other comprehensive income, before tax and cumulative effect adjustment	11,016	98,124

Total income tax expense related to other comprehensive income before cumulative effect adjustment	3,697	36,892

Total other comprehensive income before cumulative effect adjustment, net of tax	7,319	61,232

Total comprehensive income before cumulative effect adjustment, net of tax	83,136	123,795

Cumulative effect adjustment for accumulated net losses on hedging instruments, net of tax	—	(2,247)

Total comprehensive income	$83,136	$121,548

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 — General

         The consolidated financial statements of Compass Bancshares, Inc. (the “Company”) in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2 — Business Combinations

         On January 4, 2002, the Company completed the acquisition of Horizons Insurance Group, Inc. (“Horizons”), a Dallas, Texas based full-line general insurance brokerage firm with revenues of more than $4 million. Horizons, one of the oldest insurance agencies in North Texas, services commercial and retail customers in the Dallas/Ft. Worth metroplex and the southwestern United States. Horizons specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and individuals.

NOTE 3 — Capital and Preferred Stock

Capital Securities

         The Company’s four subsidiary business trusts (Compass Trust I, Compass Trust III, MB Capital I, and FW Capital I) have issued mandatorily redeemable preferred capital securities (“Capital Securities”). As guarantor, the Company unconditionally guarantees payment of: accrued and unpaid distributions required to be paid on the capital securities; the redemption price when a capital security is called for redemption; and amounts due if a trust is liquidated or terminated.

         The Company owns all of the outstanding common stock of each of the four trusts. The trusts used the proceeds from the issuance of their Capital Securities and common stock to buy debentures issued by the Company. These debentures are the trusts’ only assets and the interest payments from the debentures finance the distributions paid on the Capital Securities. The Company’s financial statements do not reflect the debentures or the related income effects because they are eliminated in consolidation.

         The Capital Securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of Capital Securities carries an interest rate identical to that of the related debenture. The Capital Securities qualify as Tier 1 Capital, subject to regulatory limitations, under guidelines established by the Board of Governors of the Federal Reserve System (“Federal Reserve”).

         The Company has the right to redeem its debentures: (i) in whole or in part, on or after January 15, 2007 (for debentures owned by Compass Trust I), on March 22, 2007 (for debentures owned by Compass Trust III), February 9, 2003 (for debentures owned by MB Capital I), and February 16, 2004 (for debentures owned by FW Capital I); and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the offering circulars). If the debentures purchased by Compass Trust I are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by MB Capital I, FW Capital I, or Compass Trust III are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price is generally slightly more favorable to the Company. During 2001, the Company repurchased approximately $27 million of the Capital Securities of Compass Trust I and $4 million of the Capital Securities of FW Capital I.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Class B Preferred Stock

         In December 2000, a subsidiary of the Company issued $21 million of Class B Preferred Stock (the “Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at March 31, 2002 and December 31, 2001. The Preferred Stock qualifies as Tier I Capital under Federal Reserve Board guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the Board of Directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.

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

         Capital Securities and Preferred Stock are summarized below.

			Interest Rate of	Maturity of
	March 31,	December 31,	Securities and	Securities and
	2002	2001	Debentures	Debentures

	(in Millions)
Compass Trust I	$73	$73	8.23%	2027

Compass Trust III	300	—	7.35	2032

MB Capital I	12	12	8.75	2028

FW Capital I	19	19	9.38	2029

Class B Preferred Securities	18	18	9.88	N/A

Fair value of hedged Capital Securities	2	7	N/A	N/A

Total	$424	$129

N/A – Not applicable

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 4 – Earnings Per Share

	Three Months Ended
	March 31

	2002	2001

	(In Thousands Except Per Share Data)
	(Unaudited)
BASIC EARNINGS PER SHARE:

Net income	$75,817	$62,563

Plus: Gain on redemption of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—	1,766

Net income available to common shareholders	$75,817	$64,329

Weighted average shares outstanding	126,956	127,666

Basic earnings per share	$0.60	$0.50

DILUTED EARNINGS PER SHARE:

Net income	$75,817	$62,563

Plus: Gain on redemption of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—	1,766

Net income available to common shareholders and assumed conversions	$75,817	$64,329

Weighted average shares outstanding	126,956	127,666

Net effect of the assumed vesting of restricted stock and exercise of stock options — based on the treasury stock method using average market price for the period	2,199	1,235

Total weighted average shares and common stock equivalents outstanding	129,155	128,901

Diluted earnings per share	$0.59	$0.50

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

         The Retail Banking segment serves the Company’s consumer customers through its 340 banking offices and through the use of alternative delivery channels such as personal computer banking, the internet and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage. In addition, Retail Banking serves the Company’s small business customers, and is responsible for the indirect automobile portfolio.

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

         The development and application of these methodologies is a dynamic process. Accordingly, financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The 2001 segment information has been revised to conform to the 2002 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

         The following table presents information for the Company’s segments as of and for the three month periods ended March 31, 2002 and 2001.

For the Three Months ended March 31, 2002
(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$87,993	$89,893	$12,338	$33,340	$10,208	$233,772

Noninterest income	18,941	61,896	6,830	5,514	1,789	94,970

Noninterest expense	42,068	82,947	7,965	3,718	46,851	183,549

Segment net income (loss)	$64,866	$68,842	$11,203	$35,136	$(34,854)	145,193

Provision for loan losses						30,320

Net income before income tax expense						114,873

Income tax expense						39,056

Net income						$75,817

Balance Sheet

Average assets	$8,254,500	$4,471,207	$821,336	$8,803,738	$779,501	$23,130,282

Average loans	8,138,235	4,174,714	810,554	882,942	5,355	14,011,800

Average deposits	3,401,479	8,677,685	1,110,518	498,885	(77,262)	13,611,305

Period-end assets	$8,333,666	$4,684,467	$838,540	$8,247,465	$765,799	$22,869,937

Period-end loans	8,205,939	4,403,598	828,762	936,245	(202)	14,374,342

Period-end deposits	3,496,893	8,857,289	1,132,236	646,312	(54,636)	14,078,094

For the Three Months ended March 31, 2001
(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$75,603	$81,688	$12,841	$24,275	$(6,512)	$187,895

Noninterest income	14,683	54,140	6,672	10,889	2,335	88,719

Noninterest expense	32,900	73,853	7,538	2,404	51,226	167,921

Segment net income (loss)	$57,386	$61,975	$11,975	$32,760	$(55,403)	108,693

Provision for loan losses						12,881

Net income before income tax expense						95,812

Income tax expense						33,249

Net income						$62,563

Balance Sheet

Average assets	$7,824,589	$3,497,529	$729,662	$7,814,264	$1,356,609	$21,222,653

Average loans	7,723,940	3,056,015	716,400	535,324	401,372	12,433,051

Average deposits	3,150,238	9,210,831	1,129,357	447,261	377,610	14,315,297

Period-end assets	$8,248,317	$3,600,487	$729,623	$8,080,402	$868,264	$21,527,093

Period-end loans	8,145,562	3,191,012	717,769	628,516	5,088	12,687,947

Period-end deposits	3,306,547	9,561,029	1,138,397	317,223	(47,826)	14,275,370

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 6 – Loans and Allowance for Loan Losses

         The following presents the composition of the loan portfolio at March 31, 2002 and December 31, 2001.

	March 31,	December 31,
	2002	2001

Commercial loans:	(in Thousands)
Commercial, financial and agricultural	$4,016,862	$3,987,419

Real estate – construction	1,486,703	1,397,627

Real estate -mortgage	2,437,013	2,417,195

Total commercial loans	7,940,578	7,802,241

Consumer loans:

Real estate – construction	922,644	914,964

Real estate – mortgage	3,159,511	2,831,951

Consumer credit card	440,203	426,644

Consumer installment	1,911,406	1,731,486

Total consumer loans	6,433,764	5,905,045

Total	$14,374,342	$13,707,286

         A summary of the activity in the allowance for loan losses for the three months ended March 31, 2002 and 2001 follows:

	Three Months Ended March 31

	2002	2001

	(in Thousands)
Balance at beginning of period	$191,393	$167,288

Add: Provision charged to income	30,320	12,881

Net charge-offs (recoveries):

Commercial, financial and agricultural	10,331	3,967

Real estate construction	196	124

Real estate – commercial	(184)	236

Real estate – residential	927	326

Consumer credit card	5,943	4,596

Consumer installment	3,845	3,419

Net charge-offs	21,058	12,668

Balance at end of period	$200,655	$167,501

         Nonperforming assets at March 31, 2002 and December 31, 2001 are detailed in the following table.

	March 31,	December 31,
	2002	2001

	(in Thousands)
Nonaccrual loans:

Commercial, financial and agricultural	$30,580	$27,764

Real estate construction	12,636	11,794

Real estate — commercial	15,620	10,935

Real estate — residential	10,036	9,574

Consumer	5,786	5,403

Total nonaccrual loans	74,658	65,470

Renegotiated loans	327	327

Other real estate	20,829	26,478

Total nonperforming assets	$95,814	$92,275

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 7 – Off-Balance Sheet Activities

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

         During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed conduit, created as a wholly-owned subsidiary of an independent third party. Sunbelt was structured as a Qualifying Special Purpose Entity (“QSPE”), as defined by the Financial Accounting Standard Board (“FASB”) Statement No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account securities portfolio and financing its purchases through the issuance of P-1/F1 rated commercial paper. At March 31, 2002 and December 31, 2001, all securities held by Sunbelt were AAA/Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s or Fitch Ratings. Approximately 97 percent of the securities held by Sunbelt at March 31, 2002 were variable rate. The recorded value of Sunbelt’s total assets, which approximated market value, were $1.5 billion and $1.6 billion at March 31, 2002 and December 31, 2001, respectively. The Company realized fee income of $1.7 million and $1.9 million for the quarters ended March 31, 2002 and 2001, respectively, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At both March 31, 2002 and December 31, 2001, receivables from Sunbelt were $4 million. There were no outstanding payables to Sunbelt at March 31, 2002 or December 31, 2001. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect since the underlying assets, which are all highly rated and primarily variable rate, are eligible investments for Compass Bank and would secure any advance. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of March 31, 2002.

         In June 2001, the Company sold a $500 million participation interest in a pool of performing commercial real estate loans to an unaffiliated third party asset-backed commercial paper conduit. This conduit is capable of achieving credit ratings superior to those of the Company. The transaction is revolving which allows the Company to sell additional participations to maintain a $500 million balance. The market value of the assets sold approximated book value resulting in no gain or loss recognition at the date of sale. Under the terms of the transaction, the Company remains obligated for any credit related charge offs. The Company recognized liquidity provider fee income and servicing fee income of $1.5 million for the quarter ended March 31, 2002. At both March 31, 2002 and December 31, 2001, the receivable from the conduit was approximately $400,000. At December 31, 2001, the payable to the conduit was $42,000 and at March 31, 2002 there was no payable to the conduit. The Company, under agreements with the conduit, may be required to purchase loans or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect since the loans are performing and primarily floating rate. The commitments, which are renewable annually at the Company’s option, are for amounts up to $510 million. At March 31, 2002, all loans were performing.

NOTE 8 – Shareholders’ Equity

         During the third quarter of 2001, the Company announced that its board of directors authorized a share repurchase program allowing for the purchase of up to five percent, or approximately 6.4 million shares, of the Company’s outstanding common stock. The timing and amount of purchases under the program will be dependent upon the availability and alternative uses of capital, market conditions and other factors. Through March 31, 2002, 1.8 million shares had been repurchased at a cost of $46.0 million. On April 15, 2002, the Company’s shareholders approved an increase in the common stock authorized to be issued from 200 million shares to 300 million shares.

         In 2002, the Company increased its quarterly dividend per share to $0.25 per common share, compared to $0.23 in 2001.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

         At March 31, 2002, accumulated other comprehensive income included $29.9 million associated with the effective portion of cash flow hedges and $47.4 million of net unrealized gains on investment securities available for sale. At December 31, 2001, accumulated other comprehensive income reflected $40.1 million associated with the effective portion of cash flow hedges and $29.8 million of net unrealized gains on investment securities available for sale.

NOTE 9 – Goodwill and Other Acquired Intangible Assets

         In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of Statement No. 142. The standards also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed annually for impairment. The Company adopted the provisions of Statement No. 141 on July 1, 2001 and Statement No. 142 on January 1, 2002.

         Acquired goodwill and other intangible assets at March 31, 2002 are detailed in the following table.

	As of March 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in Thousands)
Acquired intangible assets:

Identifiable amortizing intangibles – core deposits	$96,268	$(58,523)	$37,745

Amortizing goodwill	62,026	(7,959)	54,067

Nonamortizing goodwill	232,768	(46,089)	186,679

Total acquired intangible assets	$391,062	$(112,571)	$278,491

         Aggregate amortization expense for the period ended March 31, 2002 was $2.9 million. Aggregate amortization expense for the years ending December 31, 2002 through December 31, 2006 are estimated to be $11.3 million, $9.5 million, $8.0 million, $7.0 million and $5.6 million, respectively.

Nonamortizing Goodwill

         The Company has three reporting units with nonamortizing goodwill, which include Corporate Banking with $113 million, Retail Banking with $68 million, and Asset Management with $6 million. During the quarter ended March 31, 2002 nonamortizing goodwill within the Corporate Banking segment increased by $4.7 million.

         Each segment was tested for impairment on January 1, 2002, when the Company initially adopted the FASB statement No. 142. The fair value of each reporting unit was estimated using the expected present value of future cash flows. This cash flow approach indicated that no impairment charge was required.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

         The following table presents net income and earnings per share as reported and adjusted to exclude tax effected amortization of goodwill that is no longer being amortized.

	For the Three Months Ended March 31,

	2002		2001

	Net	Earnings	Net	Earnings
	Income	Per Share	Income	Per Share

	(in Thousands Except Per Share Data)
Basic earnings per share:

Net income/EPS as reported	$75,817	$0.60	$62,563	$0.50

Add back goodwill amortization	—	—	2,681	0.02

Adjusted net income/EPS	$75,817	$0.60	$65,244	$0.52

Diluted earnings per share:

Net income/EPS as reported	$75,817	$0.59	$62,563	$0.50

Add back goodwill amortization	—	—	2,681	0.02

Adjusted net income/EPS	$75,817	$0.59	$65,244	$0.52

NOTE 10 – Recently Issued Accounting Standards

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

Accounting for the Impairment or Disposal of Long-Lived Assets

         In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Early application is encouraged. The Company adopted this Statement on January 1, 2002 and it did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Forward-Looking Information

         This report may contain forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including: sharp and/or rapid changes in interest rates, significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans and gather deposits, significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses, unanticipated issues during the integration of acquisitions, and significant changes in accounting, tax, or regulatory practices or requirements. The Company disclaims any obligations to update any such forward-looking statements.

Critical Accounting Policies

         The accounting principles followed by the Company and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. Critical accounting policies relate to securities, loans, allowance for loan losses, intangibles, derivatives and hedging. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 1, Summary of Significant Accounting Policies in the Notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Overview

         Net income for the quarter ended March 31, 2002, increased 21 percent to $75.8 million and diluted earnings per share increased 18 percent to $0.59 per share from the first quarter of 2001. Net interest income increased 24 percent to $233.8 million. Noninterest income increased seven percent to $95.0 million and noninterest expense increased nine percent to $183.5 million.

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

         Net interest income for the quarter ended March 31, 2002, increased $45.7 million over the first quarter of 2001 to $234.9 million with interest income decreasing $40.9 million and interest expense decreasing $86.6 million. The decrease in interest income was due to a 149 basis point decrease in the average yield on earning assets from 8.26 percent to 6.77 percent, offset partially by an increase in average earning assets of $1.8 billion, or 9 percent. The increase in average earning assets from the first quarter of 2001 was primarily the result of a $1.6 billion increase in loans. Loans increased due to continued strong internal loan growth through all markets. The 42 percent decrease in interest expense over the prior year quarter was the result of a 234 basis point decrease in the rate paid on interest bearing liabilities offset partially by a $1.2 billion increase in average interest bearing liabilities. The increase in interest bearing liabilities was primarily due to increases in both federal funds purchased and securities sold under agreements to repurchase and FHLB and other borrowings offset partially by a decrease in certificates of deposit. The decrease in certificates of deposits was by design in an effort to re-channel higher rate liabilities into lower cost funding sources.

         Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin continued its expansion to 4.50 percent for the first quarter of 2002, compared to 3.97 percent for the first quarter of 2001. This increase resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. During the first quarter of 2002, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 45 basis points as compared to a positive 2 basis points impact for the same period in 2001.

         The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three month period ended March 31, 2002, as compared to the comparable period of 2001 (in thousands):

	Three Months Ended
	March 31, 2002

	Change
	2001	Attributed to
	To
	2002	Volume	Rate	Mix

Interest income:

Loans	$(25,709)	$35,081	$(53,941)	$(6,849)

Investment securities held to maturity	(3,194)	(2,420)	(908)	134

Investment securities available for sale	(11,495)	6,348	(16,785)	(1,058)

Trading account securities	(241)	(126)	(154)	39

Fed funds and resale agreements	(263)	(55)	(244)	36

Increase (decrease) in interest income	$(40,902)	$38,828	$(72,032)	$(7,698)

Interest expense:

Deposits	$(70,119)	$(20,125)	$(53,925)	$3,931

Fed funds purchased and repos	(13,288)	17,375	(18,639)	(12,024)

Other short-term borrowings	(1,572)	586	(1,785)	(373)

FHLB and other borrowings*	(1,614)	14,625	(12,089)	(4,150)

Increase (decrease) in interest expense	$(86,593)	$12,461	$(86,438)	$(12,616)

*	Includes Capital and Preferred Securities.

Noninterest Income and Noninterest Expense

         The growth in major fee-based business continued during the first quarter of 2002. Noninterest income increased $6.3 million, or seven percent, to $95.0 million. The increase in noninterest income is directly attributable to increases in most of the major fee-based businesses of the Company, primarily a $6.4 million increase in service charges on deposit accounts, a $3.1 million increase in credit card service charges and fees, and a $1.3 million increase in retail investment sales. The increase in service charges on deposit accounts was primarily due to the increase in noninterest bearing demand deposit accounts, while the increase in credit card service charges and fees was due to an increased volume of activity in credit card and debit card business. The increase in retail investment sales was due primarily to the increased sales of fixed annuity products.

         Noninterest expense increased $15.6 million, or nine percent, over the first quarter of 2001. The majority of the increase was in salaries, benefits and commissions and other noninterest expense. This increase in salaries, benefits and commissions is a direct reflection of the growth in fee income. Compass’ compensation plans incent the sales force to meet specific sales goals. The increase is primarily the result of their success. The increase in other noninterest expense is primarily due to an increase in marketing expenses, which reflects a focused strategy to build Compass’ market presence in a number of newer markets as well as increase brand awareness throughout all of the Company’s markets.

Income Taxes

         The increase in income tax expense for the three-month period ended March 31, 2002, as compared to March 31, 2001, is directly attributable to the increase in pretax income.

Provision and Allowance for Loan Losses

         The provision for loan losses for the three months ended March 31, 2002, increased $17.4 million from the same period in 2001. The allowance for loan losses and the resulting provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing economic conditions. The allowance for loan losses at March 31, 2002 was $201 million. The ratio of the allowance for loan losses to loans outstanding was 1.40 percent at March 31, 2002, unchanged from December 31, 2001 levels. Management believes that the allowance for loan losses at March 31, 2002 is adequate.

Nonperforming Assets and Past Due Loans

         Nonperforming loans, comprised of nonaccrual loans and renegotiated loans, totaled $75 million at March 31, 2002, increasing 14 percent from December 31, 2001. At March 31, 2002, the allowance for loan losses as a percentage of nonperforming loans was 268 percent as compared to 291 percent at December 31, 2001. The allowance for loan losses as a percentage of nonperforming assets increased from 207 percent at December 31, 2001, to 209 percent at March 31, 2002.

         Nonperforming assets as a percentage of total loans and other real estate owned remained level at 0.67 percent at March 31, 2002 compared to December 31, 2001. Loans past due ninety days or more but still accruing interest increased from $17.6 million at December 31, 2001, to $20.4 million at March 31, 2002.

         The Company regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company’s credit management. The quality of the loan portfolio remained strong and exposure to shared national credits, and the airline, insurance, tourism and communications industries is not significant. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31

	2002	2001

Allowance for Loan Losses

Balance at beginning of period	$191,393	$167,288

Add: Provision charged to income	30,320	12,881

Deduct: Loans charged off	24,584	16,295

Loan recoveries	(3,526)	(3,627)

Net charge-offs	21,058	12,668

Balance at end of period	$200,655	$167,501

Net charge-offs as a percentage of average loans (annualized)	0.61%	0.41%

	March 31, 2002	December 31, 2001

Nonperforming Assets

Nonaccrual loans	$74,658	$65,470

Renegotiated loans	327	327

Total nonperforming loans	74,985	65,797

Other real estate	20,829	26,478

Total nonperforming assets	$95,814	$92,275

Accruing loans ninety days or more past due	$20,417	$17,577

Other repossessed assets	243	806

Allowance as a percentage of loans	1.40%	1.40%

Total nonperforming loans as a percentage of loans	0.52%	0.48%

Total nonperforming assets as a percentage of loans and ORE	0.67%	0.67%

Accruing loans ninety days or more past due as a percentage of loans	0.14%	0.13%

Allowance for loan losses as a percentage of nonperforming loans	267.59%	290.88%

Allowance for loan losses as a percentage of nonperforming assets	209.42%	207.42%

Financial Condition

Overview

         Total assets at March 31, 2002 were $22.9 billion, relatively unchanged from $23.0 billion at December 31, 2001. Investment securities available for sale decreased by $762 million, or 12 percent, and net loans increased by $658 million, or 5 percent.

Assets and Funding

         At March 31, 2002, earning assets totaled $21.0 billion, remaining constant with December 31, 2001. The mix of earning assets changed slightly with total investment securities and loans comprising 32 percent and 68 percent, respectively, of total earning assets at March 31, 2002, while at December 31, 2001 total investment securities and loans comprised 35 percent and 65 percent, respectively. The largest component of the growth in earning assets was concentrated in loans. Loans increased by $667 million due to internal loan growth. Total deposits and borrowed funds decreased by $168 million due to a decrease in federal funds purchased of $460 million and a decrease in other short-term borrowed funds of $441 million, which was partially offset by a $343 million increase in total deposits and a $391 million increase in long-term debt.

Liquidity and Capital Resources

         Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At March 31, 2002, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $305 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

         The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong as the ratio of total shareholders’ equity to total assets at March 31, 2002 was 7.79 percent of total assets compared to 7.45 percent at December 31, 2001 primarily due to a $43 million increase in retained earnings and a $7 million increase in accumulated other comprehensive income.

         During the third quarter of 2001, the Company announced that its board of directors authorized a share repurchase program allowing for the purchase of up to five percent of the Company’s outstanding common stock. The timing and amount of purchases under the program will be dependent upon the availability and alternative uses of capital, market conditions and other factors. At March 31, 2002, the Company held 1.8 million shares of treasury stock at a cost of $46.0 million.

         In addition to the capital ratios mentioned above, banking industry regulators have defined minimum regulatory capital ratios that the Parent Company and the Subsidiary Banks are required to maintain. These risk-based capital guidelines take into consideration risk factors, as defined by the banking industry regulators, associated with various categories of assets, both on and off of the balance sheet. Under the guidelines, capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I Capital is defined as common shareholders’ equity, excluding the net unrealized holding gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), plus perpetual preferred stock and the Capital Securities, subject to regulatory limitations, minus goodwill and other disallowed intangible assets. Other disallowed intangibles represent intangible assets, other than goodwill, recorded after February 19, 1992. Total Qualifying Capital is defined as Tier I Capital plus Tier II Capital components, which include such items as qualifying allowance for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt.

         Tier I Capital and Total Qualifying Capital as of March 31, 2002, exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at March 31, 2002 were 9.79 percent and 12.84 percent, respectively, compared to 8.27 percent and 10.94 percent at December 31, 2001. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), period-end goodwill and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 7.88 percent at March 31, 2002 and 6.71 percent at December 31, 2001. The Company’s tangible leverage ratio was 7.83 percent at March 31, 2002 compared to 6.66 percent at December 31, 2001. The increase in these ratios is due primarily to the issuance in March 2002 of $300 million of guaranteed preferred beneficial interest in the Company’s junior subordinated deferrable interest debentures, which qualify for regulatory capital purposes, and an increase in retained earnings of $43 million. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk

         The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described on pages 20 through 22 of its December 31, 2001 Form 10-K. Net interest income sensitivities over a one-year time horizon as of March 31, 2002 and December 31, 2001 are shown below.

		Percentage
		Increase/(Decrease)
		in Interest Income/
		Expense Given
		Immediate and
	Principal	Sustained Parallel
	Amount of Earning	Interest Rates Shifts
	Assets, Interest
	Bearing Liabilities	Down 100	Up 100
	and Swaps	Basis Points	Basis Points

	(In thousands)
	(Unaudited)
March 31, 2002:

Assets which reprice in:

One year or less	$8,918,429	(8.08)%	9.24%

Over one year	12,108,714	(3.74)	3.04

	$21,027,143	(5.48)	5.52

Liabilities which reprice in:

One year or less	$12,971,200	(31.68)	34.74

Over one year	4,330,812	(2.97)	3.10

	$17,302,012	(17.59)	19.23

Total net interest income sensitivity		0.70%	(1.46)%

December 31, 2001:

Assets which reprice in:

One year or less	$8,675,169	(7.79)%	8.70%

Over one year	12,343,878	(4.42)	3.12

	$21,019,047	(5.72)	5.27

Liabilities which reprice in:

One year or less	$13,422,995	(29.17)	31.46

Over one year	4,047,520	(3.05)	3.09

	$17,470,515	(17.61)	18.91

Total net interest income sensitivity		0.24%	(1.56)%

         As shown in the table above, the Company’s net interest income sensitivity increased slightly from December 31, 2001 to March 31, 2002 in the down 100 basis point rate scenario and remained relatively stable in the up 100 basis point rate scenario. As a result of a smaller securities portfolio, projected cash flows are reduced requiring less reinvestment at lower rates in the down 100 basis points scenario, which increases income. A shift on the liability side, from wholesale liabilities to term funding slightly reduced sensitivity to rising rates.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1     Legal Proceedings

         In the ordinary course of business, the Company is subject to legal proceedings which involve claims for substantial monetary relief. However, based upon the advice of legal counsel, management is of the opinion that any legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 6     Exhibits and Reports on Form 8-K

(a) Exhibits

         (3)  Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, Registration No. 000-06032, filed with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

(d)	Certificate of Amendment, dated November 8, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(e)	Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(f)	Certificate of Amendment, dated June 2, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(a) Exhibits (continued)

(g)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, Registration No. 000-06032, filed with the Commission)

         (4)  Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

         (10)  Material Contracts

(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(e)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(f)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(g)	Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit10(g) to the December, 31, 2001 Form 10-K filed with the Commission)

(a) Exhibits (continued)

(h)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit10(h) to the December, 31, 2001 Form 10-K filed with the Commission)

(i)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit10(i) to the December, 31, 2001 Form 10-K filed with the Commission)

(j)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit10(j) to the December, 31, 2001 Form 10-K filed with the Commission)

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit10(k) to the December, 31, 2001 Form 10-K filed with the Commission)

(l)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit10(l) to the December, 31, 2001 Form 10-K filed with the Commission)

(m)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, Registration No. 000-06032, filed with the Commission)

(n)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to the December 31, 1999 Form 10-K filed with the Commission)

(o)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to the December 31, 1999 Form 10-K filed with the Commission)

(p)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to the March 31, 2000 Form 10-Q filed with the Commission)

(q)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit10(q) to the December, 31, 2001 Form 10-K filed with the Commission)

(r)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001 (incorporated by reference to Exhibit10(r) to the December, 31, 2001 Form 10-K filed with the Commission)

(s)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission)

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

(b)  Reports on Form 8-K

         On April 4, 2002, Compass Bancshares, Inc. (“Compass”) filed a Form 8-K disclosing a change in accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP effective March 28, 2002.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2002	/s/ GARRETT R. HEGEL

Date	By Garrett R. Hegel, as its Chief Financial Officer