Form 10-K/A
period 2001-12-31
COMPASS BANCSHARES INC
filed 2002-06-14
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

EXPLANATORY NOTE

This Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and is being filed to reflect an amendment to Item 8 of Part II. The amendment replaces the independent audit opinion of Arthur Andersen LLP with the opinion of PricewaterhouseCoopers LLP. No other amendments have been made. The disclosures contained herein are as of the date of filing of the Form 10-K.

Report of Independent Public Accountants

To the Board of Directors and Shareholders of Compass Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama
June 14, 2002

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999

(22) Quarterly Results (Unaudited)

      A summary of the unaudited results of operations for each quarter of 2001 and 2000 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in Thousands Except Per Share Data)

2001

Total interest income	$392,922	$385,644	$375,001	$364,154

Total interest expense	205,027	184,510	165,850	136,475

Net interest income	187,895	201,134	209,151	227,679

Provision for loan losses	12,881	21,951	32,317	39,092

Net interest income after provision for loan losses	175,014	179,183	176,834	188,587

Total noninterest income	88,719	91,132	97,314	99,213

Total noninterest expense	167,921	167,843	170,506	179,500

Income tax expense	33,249	35,500	34,932	36,148

Net income	62,563	66,972	68,710	72,152

Net income available to common shareholders	64,329	66,972	68,710	72,152

Per common share:

Basic earnings	0.50	0.53	0.53	0.57

Diluted earnings	0.50	0.52	0.53	0.56

Cash dividends	0.23	0.23	0.23	0.23

Stock price range:

High	24.94	26.50	29.08	28.58

Low	19.13	20.69	23.34	23.43

Close	21.38	26.50	26.03	28.30
2000

Total interest income	$352,575	$373,886	$390,009	$399,099

Total interest expense	179,982	192,289	208,853	215,933

Net interest income	172,593	181,597	181,156	183,166

Provision for loan losses	10,388	19,362	10,872	24,956

Net interest income after provision for loan losses	162,205	162,235	170,284	158,210

Total noninterest income	67,019	82,426	77,177	78,574

Total noninterest expense	140,183	148,532	147,358	163,212

Income tax expense	30,702	33,168	34,195	19,157

Net income	58,339	62,961	65,908	54,415

Per common share:

Basic earnings	0.47	0.50	0.51	0.43

Diluted earnings	0.47	0.49	0.51	0.43

Cash dividends	0.22	0.22	0.22	0.22

Stock price range:

High	20.50	22.38	19.75	24.28

Low	15.75	17.06	17.88	16.56

Close	19.94	17.06	19.50	23.88

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS BANCSHARES, INC.

Date: June 14, 2002	By	/s/ Garrett R. Hegel Garrett R. Hegel Chief Financial Officer