Form 10-Q
period 2002-06-30
COMPASS BANCSHARES INC
filed 2002-08-12
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2002	Commission File No. 0-6032

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes	No

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002

Common Stock, $2 Par Value	128,779,958

The number of pages of this report is 32.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30, 2002	December 31, 2001

Assets

Cash and due from banks	$724,450	$715,991

Federal funds sold and securities purchased
under agreements to resell	62,061	19,201

Trading account securities	31,837	21,331

Investment securities available for sale	5,479,326	6,563,705

Investment securities held to maturity (fair value of

$745,588 and $718,694 for 2002 and 2001, respectively)	725,182	707,524

Loans	15,178,669	13,707,286

Allowance for loan losses	(212,828)	(191,393)

Net loans	14,965,841	13,515,893

Premises and equipment, net	478,180	459,901

Other assets	1,048,227	1,011,454

Total assets	$23,515,104	$23,015,000

Liabilities and Shareholders’ Equity

Deposits:

Noninterest bearing	$3,555,870	$3,576,289

Interest bearing	10,845,485	10,158,956

Total deposits	14,401,355	13,735,245

Federal funds purchased and securities sold under
agreements to repurchase	1,684,599	2,922,802

Other short-term borrowings	406,056	551,307

FHLB and other borrowings	4,418,577	3,708,143

Guaranteed preferred beneficial interests in Company’s junior
subordinated deferrable interest debentures	437,012	129,307

Accrued expenses and other liabilities	260,483	252,555

Total liabilities	21,608,082	21,299,359

Shareholders’ equity:

Preferred stock (25,000,000 shares authorized; Issued – none)	—	—

Common stock of $2 par value:

Authorized — 300,000,000 shares;

Issued — 130,177,075 shares in 2002 and
128,759,887 shares in 2001	260,354	257,520

Surplus	191,859	160,441

Loans to finance stock purchases	(3,854)	(3,399)

Unearned restricted stock	(3,989)	(2,314)

Accumulated other comprehensive income	141,307	69,938

Treasury stock, at cost (2002 — 1,841,200 shares
and 2001 — 1,959,000 shares)	(50,746)	(50,146)

Retained earnings	1,372,091	1,283,601

Total shareholders’ equity	1,907,022	1,715,641

Total liabilities and shareholders’ equity	$23,515,104	$23,015,000

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Interest income:

Interest and fees on loans	$257,886	$271,429	$508,338	$547,520

Interest on investment securities available for sale	78,668	97,816	167,355	198,009

Interest on investment securities held to maturity	11,267	15,561	23,988	31,349

Interest on federal funds sold and securities

purchased under agreements to resell	128	118	236	489

Interest on trading account securities	222	720	460	1,199

Total interest income	348,171	385,644	700,377	778,566

Interest expense:

Interest on deposits	63,517	111,294	126,087	243,983

Interest on federal funds purchased and securities

sold under agreements to repurchase	9,467	30,337	23,111	57,269

Interest on other short-term borrowings	424	1,653	1,656	4,457

Interest on FHLB and other borrowings	41,899	39,087	80,960	78,917

Interest on guaranteed preferred beneficial interests in

Company’s junior subordinated deferrable interest

debentures	4,308	2,139	6,235	4,911

Total interest expense	119,615	184,510	238,049	389,537

Net interest income	228,556	201,134	462,328	389,029

Provision for loan losses	34,779	21,951	65,099	34,832

Net interest income after provision for loan losses	193,777	179,183	397,229	354,197

Noninterest income:

Service charges on deposit accounts	48,810	38,708	89,687	73,235

Credit card service charges and fees	11,206	8,276	20,946	14,882

Retail investment sales income	7,051	4,792	13,330	9,737

Trading account profits and commissions	4,892	5,587	9,688	10,903

Asset management fees	5,127	5,165	10,329	10,258

Investment securities gains, net	3,452	2,605	3,972	7,591

Other	29,375	25,999	56,931	53,245

Total noninterest income	109,913	91,132	204,883	179,851

Noninterest expense:

Salaries, benefits and commissions	93,306	84,430	187,931	168,243

Equipment expense	16,847	14,786	32,486	29,526

Net occupancy expense	13,914	13,360	27,763	26,139

Professional services	12,272	11,721	23,915	22,182

Marketing	7,881	6,018	15,280	9,958

Merger and integration	679	604	1,447	5,348

Other	41,050	36,924	80,676	74,368

Total noninterest expense	185,949	167,843	369,498	335,764

Net income before income tax expense	117,741	102,472	232,614	198,284

Income tax expense	39,680	35,500	78,736	68,749

Net income	$78,061	$66,972	$153,878	$129,535

Basic earnings per share	$0.61	$0.53	$1.21	$1.03

Basic weighted average shares outstanding	127,429	127,768	127,194	127,717

Diluted earnings per share	$0.60	$0.52	$1.19	$1.02

Diluted weighted average shares outstanding	130,210	129,323	129,598	129,101

Dividends per share	$0.25	$0.23	$0.50	$0.46

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30

	2002	2001

Operating Activities:

Net income	$153,878	$129,535

Adjustments to reconcile net income to cash provided by operations:

Depreciation and amortization	62,228	44,580

Accretion of discount and loan fees	(14,519)	(7,850)

Provision for loan losses	65,099	34,832

Net change in trading account securities	(10,506)	(5,696)

Gain on sale of investment securities available for sale	(3,972)	(7,591)

Loss on sale of premises and equipment	296	197

Increase in other assets	(6,463)	(34,113)

Increase (decrease) in other liabilities	(32,216)	32,992

Net cash provided by operating activities	213,825	186,886

Investing Activities:

Proceeds from maturities of investment securities held to maturity	181,306	115,526

Purchases of investment securities held to maturity	(201,400)	(31,318)

Proceeds from sales of investment securities available for sale	555,761	638,501

Proceeds from maturities of investment securities available for sale	1,102,586	777,349

Purchases of investment securities available for sale	(483,775)	(1,851,355)

Net (increase) decrease in federal funds sold and securities

purchased under agreements to resell	(42,860)	149,290

Net increase in loan portfolio	(1,510,446)	(1,112,699)

Proceeds from sale of loans to third party conduit	—	500,000

Net cash received in acquisitions	1,412	—

Purchases of premises and equipment	(44,209)	(26,134)

Proceeds from sales of other real estate owned	10,426	3,345

Net cash used by investing activities	(431,199)	(837,495)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows— Continued
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30

	2002	2001

Financing Activities:

Net increase in demand deposits, NOW accounts

and savings accounts	365,634	7,376

Net increase (decrease) in time deposits	297,558	(1,131,959)

Net increase (decrease) in federal funds purchased and

securities sold under agreements to repurchase	(1,238,203)	1,077,360

Net increase (decrease) in short-term borrowings	(145,251)	42,093

Proceeds from FHLB advances and other borrowings	800,000	672,500

Repayment of FHLB advances and other borrowings	(100,211)	(24,699)

Issuance (repurchase) of guaranteed preferred beneficial interests

in Company’s junior subordinated deferrable interest debentures	300,000	(29,044)

Common dividends paid	(63,904)	(58,983)

Purchase of treasury stock	(18,155)	—

Repayment of loans to finance stock purchases	1,087	611

Proceeds from exercise of stock options	27,278	2,979

Net cash provided by financing activities	225,833	558,234

Net increase (decrease) in cash and due from banks	8,459	(92,375)

Cash and due from banks at beginning of period	715,991	750,815

Cash and due from banks at end of period	$724,450	$658,440

Schedule of noncash investing and financing activities:

Transfers of loans to other real estate owned	$7,163	$6,675

Transfers of investment securities held to maturity to

investment securities available for sale	—	474,647

Loans to facilitate the sale of other real estate owned	115	290

Loans to finance stock purchases	1,542	958

Change in unrealized gain on available for sale investment securities	112,105	60,309

Issuance of restricted stock, net of cancellations	2,764	1,943

Business acquisitions:

Assets acquired	15,804	—

Liabilities assumed	3,200	—

Treasury stock issued	13,967	—

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net income	$78,061	$66,972	$153,878	$129,535

Other comprehensive income (loss), before tax

and cumulative effect adjustment:

Unrealized holding gains (losses) on securities
available for sale	87,455	(7,381)	116,077	68,205

Less reclassification adjustment for realized gains

on investment securities available for sale	3,452	2,605	3,972	7,591

Unrealized holding losses on investment securities
held to maturity transferred to investment securities
available for sale	—	—	—	(305)

Net change in accumulated gains on cash-flow hedging instruments	18,219	2,061	1,133	29,890

Total other comprehensive income (loss),
before tax and cumulative effect adjustment	102,222	(7,925)	113,238	90,199

Total income tax expense (benefit) related to other

comprehensive income before cumulative effect

adjustment	38,172	(2,890)	41,869	34,002

Total other comprehensive income (loss)
before cumulative effect adjustment, net of tax	64,050	(5,035)	71,369	56,197

Total comprehensive income before

cumulative effect adjustment, net of tax	142,111	61,937	225,247	185,732

Cumulative effect adjustment for accumulated net
losses on hedging instruments, net of tax	—	—	—	(2,247)

Total comprehensive income	$142,111	$61,937	$225,247	$183,485

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 — General

         The consolidated financial statements of Compass Bancshares, Inc. (the “Company”) in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on June 14, 2002.

NOTE 2 — Business Combinations

         During January 2002, the Company completed the acquisition of Horizons Insurance Group, Inc. (“Horizons”), a Dallas, Texas based full-line general insurance brokerage firm with annual revenues of more than $4 million. During May 2002, the Company completed the acquisition of Olson & Olson, Ltd. (“Olson”), a Denver, Colorado based full-line general insurance brokerage firm with annual revenues of approximately $4 million. Horizons and Olson specialize in providing property and casualty insurance, personal insurance and employee benefit plans to both individual and commercial customers.

         During July 2002, the Company completed the acquisition of Schaefer-Smith-Ankeney Insurance Agency, L.C. (“SSA”), a Phoenix, Arizona based full-line general insurance brokerage firm with annual revenues in excess of $17 million. SSA specializes in providing commercial lines and property and casualty insurance, as well as group life, personal lines and benefits insurance to both individual and commercial customers.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements – Continued

Class B Preferred Stock

         In December 2000, a subsidiary of the Company issued $21 million of Class B Preferred Stock (the “Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at June 30, 2002 and December 31, 2001. The Preferred Stock qualifies as Tier I Capital under Federal Reserve Board guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the Board of Directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.

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

         Capital Securities and Preferred Stock are summarized below.

			Interest Rate of	Maturity of
	June 30,	December 31,	Securities and	Securities and
	2002	2001	Debentures	Debentures

	(in Millions)
Compass Trust I	$73	$73	8.23%	2027

Compass Trust III	300	—	7.35	2032

MB Capital I	12	12	8.75	2028

FW Capital I	19	19	9.38	2029

Class B Preferred Securities	18	18	9.88	N/A

Fair value of hedge instruments	15	7	N/A	N/A

Total	$437	$129

N/A – Not applicable

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

         NOTE 4 – Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(In Thousands Except Per Share Data)
	(Unaudited)
BASIC EARNINGS PER SHARE:

Net income	$78,061	$66,972	$153,878	$129,535

Plus: Gain on redemption of guaranteed preferred

beneficial interests in the Company’s junior

subordinated deferrable interest debentures	—	—	—	1,766

Net income available to common shareholders	$78,061	$66,972	$153,878	$131,301

Weighted average common shares outstanding	127,429	127,768	127,194	127,717

Basic earnings per share	$0.61	$0.53	$1.21	$1.03

DILUTED EARNINGS PER SHARE:

Net income	$78,061	$66,972	$153,878	$129,535

Plus: Gain on redemption of guaranteed preferred

beneficial interests in the Company’s junior

subordinated deferrable interest debentures	—	—	—	1,766

Net income available to common shareholders

and assumed conversions	$78,061	$66,972	$153,878	$131,301

Weighted average common shares outstanding	127,429	127,768	127,194	127,717

Net effect of nonvested restricted stock

and the assumed exercise of stock

options — based on the treasury stock

method using average market price for

the period	2,781	1,555	2,404	1,384

Total weighted average common shares

outstanding used to calculate earnings

per common share	130,210	129,323	129,598	129,101

Diluted earnings per share	$0.60	$0.52	$1.19	$1.02

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

         The Corporate Banking segment is responsible for providing a full array of banking and investment services to business banking, commercial banking, and other institutional clients in each of the Company’s major markets. The Corporate Banking segment also includes a National Industries unit that is responsible for serving larger national accounts, principally in targeted industries. In addition to traditional credit and deposit products, the Corporate Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, insurance, and interest rate protection and investment products.

         The Retail Banking segment serves the Company’s consumer customers through its 343 banking offices and through the use of alternative delivery channels such as personal computer banking, the internet and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage. In addition, Retail Banking serves the Company’s small business customers, and is responsible for the indirect automobile portfolio.

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

         The Treasury segment’s primary function is to manage the investment securities portfolio, certain residential real estate loans, the interest rate sensitivity of the Company’s balance sheet, and the liquidity and funding positions of the Company.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

         The following table presents information for the Company’s segments as of and for the three and six month periods ended June 30, 2002 and 2001.

	For the Three Months ended June 30, 2002
	(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$89,389	$93,923	$12,900	$34,716	$(2,372)	$228,556

Noninterest income	19,569	73,254	6,893	9,428	769	109,913

Noninterest expense	40,816	86,058	7,759	3,992	47,324	185,949

Segment income (loss)	$68,142	$81,119	$12,034	$40,152	$(48,927)	152,520

Provision for loan losses						34,779

Net income before income

tax expense						117,741

Income tax expense						39,680

Net income						$78,061

Balance Sheet

Average assets	$8,415,565	$4,901,546	$859,738	$8,155,876	$780,111	$23,112,836

Average loans	8,314,332	4,626,638	849,400	993,266	1,838	14,785,474

Average deposits	3,530,544	8,914,499	1,113,377	604,323	(66,298)	14,096,445

Period-end assets	$8,506,515	$5,109,939	$886,601	$8,248,422	$763,627	$23,515,104

Period-end loans	8,405,146	4,840,537	876,834	1,066,718	(10,566)	15,178,669

Period-end deposits	3,652,131	9,140,011	1,119,721	583,238	(93,746)	14,401,355

	For the Three Months ended June 30, 2001
	(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$84,956	$84,820	$12,811	$27,987	$(9,440)	$201,134

Noninterest income	16,047	59,145	6,942	7,071	1,927	91,132

Noninterest expense	32,678	77,947	7,717	4,366	45,135	167,843

Segment income (loss)	$68,325	$66,018	$12,036	$30,692	$(52,648)	124,423

Provision for loan losses						21,951

Net income before income

tax expense						102,472

Income tax expense						35,500

Net income						$66,972

Balance Sheet

Average assets	$8,368,205	$3,728,665	$740,127	$8,254,437	$884,019	$21,975,453

Average loans	8,262,621	3,333,639	728,005	697,914	865	13,023,044

Average deposits	3,255,074	9,304,235	1,106,858	234,108	(56,369)	13,843,906

Period-end assets	$7,976,781	$3,849,475	$745,303	$8,349,883	$789,502	$21,710,944

Period-end loans	7,870,723	3,478,102	733,479	772,027	(15,555)	12,838,776

Period-end deposits	3,262,964	9,210,333	1,096,922	182,856	(52,281)	13,700,794

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — Continued

	For the Six Months ended June 30, 2002
	(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$177,390	$183,744	$25,238	$68,047	$7,909	$462,328

Noninterest income	38,567	135,139	13,726	14,941	2,510	204,883

Noninterest expense	83,030	168,927	15,723	7,710	94,108	369,498

Segment income (loss)	$132,927	$149,956	$23,241	$75,278	$(83,689)	297,713

Provision for loan losses						65,099

Net income before income

tax expense						232,614

Income tax expense						78,736

Net income						$153,878

Balance Sheet

Average assets	$8,338,966	$4,687,565	$840,643	$8,478,068	$776,269	$23,121,511

Average loans	8,230,369	4,401,925	830,085	938,409	(14)	14,400,774

Average deposits	3,466,368	8,796,746	1,111,955	551,895	(71,749)	13,855,215

	For the Six Months ended June 30, 2001
	(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$160,558	$166,508	$25,652	$52,263	$(15,952)	$389,029

Noninterest income	30,728	113,285	13,615	17,960	4,263	179,851

Noninterest expense	65,577	151,801	15,255	6,770	96,361	335,764

Segment income (loss)	$125,709	$127,992	$24,012	$63,453	$(108,050)	233,116

Provision for loan losses						34,832

Net income before income

tax expense						198,284

Income tax expense						68,749

Net income						$129,535

Balance Sheet

Average assets	$8,101,503	$3,613,738	$734,922	$8,035,566	$1,115,403	$21,601,132

Average loans	7,998,374	3,195,596	722,233	617,068	196,406	12,729,677

Average deposits	3,202,946	9,257,770	1,118,044	340,095	159,444	14,078,299

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 6 – Loans and Allowance for Loan Losses

         The following presents the composition of the loan portfolio at June 30, 2002 and December 31, 2001.

	June 30,	December 31,
	2002	2001

	(in Thousands)
Commercial loans:

Commercial, financial and agricultural	$3,946,954	$3,987,419

Real estate – construction	1,467,078	1,397,627

Real estate –mortgage	2,716,099	2,417,195

Total commercial loans	8,130,131	7,802,241

Consumer loans:

Real estate – construction	950,684	914,964

Real estate – mortgage	3,537,715	2,831,951

Consumer credit card	447,235	426,644

Consumer installment	2,112,904	1,731,486

Total consumer loans	7,048,538	5,905,045

Total	$15,178,669	$13,707,286

         A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2002 and 2001 follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(in Thousands)
Balance at beginning of period	$200,655	$167,501	$191,393	$167,288

Add: Provision charged to income	34,779	21,951	65,099	34,832

Allowance for loans sold	—	(1,050)	—	(1,050)

Net charge-offs:

Commercial, financial and agricultural	6,670	6,114	17,001	10,081

Real estate construction	1,247	31	1,443	155

Real estate – commercial	1,203	118	1,019	354

Real estate – residential	1,423	759	2,350	1,085

Consumer credit card	8,810	6,603	14,753	11,199

Consumer installment	3,253	1,791	7,098	5,210

Net charge-offs	22,606	15,416	43,664	28,084

Balance at end of period	$212,828	$172,986	$212,828	$172,986

         Nonperforming assets at June 30, 2002 and December 31, 2001 are detailed in the following table.

	June 30,	December 31,
	2002	2001

	(in Thousands)
Nonaccrual loans:

Commercial, financial and agricultural	$21,846	$27,764

Real estate construction	22,732	11,794

Real estate — commercial	16,113	10,935

Real estate — residential	6,966	9,574

Consumer	7,428	5,403

Total nonaccrual loans	75,085	65,470

Renegotiated loans	324	327

Other real estate	16,224	26,478

Total nonperforming assets	$91,633	$92,275

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 7 – Off-Balance Sheet Activities

         The Company has agreements with two independent asset-backed commercial paper conduits designed to diversify the Company’s funding sources. Assets sold to the conduits include highly rated investment grade debt securities and participation interests in a pool of commercial real estate loans. All assets sold to the conduits were performing and no significant gains or losses were recognized on the sales.

         During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed conduit, created as a wholly-owned subsidiary of an independent third party. Sunbelt was structured as a Qualifying Special Purpose Entity (“QSPE”), as defined by the Financial Accounting Standard Board (“FASB”) Statement No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account securities portfolio and financing its purchases through the issuance of P-1/F1 rated commercial paper. At June 30, 2002 and December 31, 2001, all securities held by Sunbelt were AAA/Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s or Fitch Ratings. Approximately 98 percent of the securities held by Sunbelt at June 30, 2002 were variable rate. The recorded value of Sunbelt’s total assets, which approximated market value, were $1.4 billion and $1.6 billion at June 30, 2002 and December 31, 2001, respectively. The Company realized fee income of $2.2 million and $1.7 million for the quarters ended June 30, 2002 and 2001, respectively, and $3.9 million and $3.7 million for the six months ended June 30, 2002 and 2001, respectively, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. Receivables from Sunbelt were $3 million and $4 million at June 30, 2002 and December 31, 2001, respectively. There were no outstanding payables to Sunbelt at June 30, 2002 or December 31, 2001. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect since the underlying assets, which are all highly rated and primarily variable rate, are eligible investments for the Company and would be available to secure advances. The commitments, which are renewable at least annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of June 30, 2002.

         In June 2001, the Company sold a $500 million participation interest in a pool of performing commercial real estate loans to an unaffiliated third party asset-backed commercial paper conduit. This conduit is capable of achieving credit ratings superior to those of the Company. The transaction has a revolving structure which allows the Company to sell additional participations to maintain a $500 million balance. During the second quarter, the Company and the conduit mutually decided to discontinue the sale of additional participation interests to the conduit. The balance of the participation interest will continue to decline as the underlying loans amortize. The balance of the participation interest was $437 million and $500 million at June 30, 2002 and December 31, 2001, respectively. The market value of the assets sold approximated book value resulting in no gain or loss recognition at the date of sale. Under the terms of the transaction, the Company remains obligated for any credit related charge offs. The Company recognized liquidity provider fee income and servicing fee income of $1.5 million for the quarter ended June 30, 2002 and $3.1 for the six months ended June 30, 2002. At both June 30, 2002 and December 31, 2001, the receivable from the conduit was approximately $400,000. At December 31, 2001, the payable to the conduit was $42,000 and at June 30, 2002 there was no payable to the conduit. The Company, under agreements with the conduit, may be required to purchase loans or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect since the loans are performing and primarily floating rate. The commitments, which are renewable at least annually at the Company’s option, are for amounts up to $510 million. At June 30, 2002, all loans were performing.

NOTE 8 – Shareholders’ Equity

         During the third quarter of 2001, the Company announced that its board of directors authorized a share repurchase program allowing for the purchase of up to five percent, or approximately 6.4 million shares, of the Company’s outstanding common stock. The timing and amount of purchases under the program is dependent upon the availability and alternative uses of capital, market conditions and other factors. Through June 30, 2002, 2.5 million shares had been repurchased at a cost of $68.2 million, of these shares 649,300 had been reissued for acquisitions and employee benefit plans. On April 15, 2002, the Company’s shareholders approved an increase in the common stock

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

authorized to be issued from 200 million shares to 300 million shares. In 2002, the Company increased its quarterly dividend per share to $0.25 per common share, compared to $0.23 in 2001.

         At June 30, 2002, accumulated other comprehensive income included $41.5 million associated with the effective portion of cash flow hedges and $99.8 million of net unrealized gains on investment securities available for sale. At December 31, 2001, accumulated other comprehensive income reflected $40.1 million associated with the effective portion of cash flow hedges and $29.8 million of net unrealized gains on investment securities available for sale.

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

         Acquired goodwill and other intangible assets at June 30, 2002 are detailed in the following table.

	As of June 30, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

		(in Thousands)
Acquired intangible assets:

Identifiable amortizing intangibles	$96,094	$(58,167)	$37,927

Amortizing goodwill	62,026	(8,584)	53,442

Nonamortizing goodwill	239,342	(46,089)	193,253

Total acquired intangible assets	$397,462	$(112,840)	$284,622

         Aggregate amortization expense for the three and six months ended June 30, 2002 was $2.8 million and $5.7 million, respectively. Aggregate amortization expense for the years ending December 31, 2002 through December 31, 2006 are estimated to be $11.4 million, $9.7 million, $8.1 million, $7.1 million and $5.8 million, respectively.

Nonamortizing Goodwill

         The Company has three reporting units with nonamortizing goodwill, which include Corporate Banking with $120.1 million, Retail Banking with $67.7 million, and Asset Management with $5.5 million. During the quarter ended June 30, 2002 nonamortizing goodwill within the Corporate Banking segment increased by $11.3 million.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

         The following table presents net income and earnings per share as reported and adjusted to exclude tax effected amortization of goodwill that is no longer being amortized for the three and six month periods ended June 30, 2002.

		For the Three Months Ended June 30

	2002		2001

	Net	Earnings	Net	Earnings
	Income	Per Share	Income	Per Share

	(in Thousands Except Per Share Data)
Basic earnings per share:

Net income/EPS as reported	$78,061	$0.61	$66,972	$0.53

Add back goodwill amortization	—	—	2,674	0.02

Adjusted net income/EPS	$78,061	$0.61	$69,646	$0.55

Diluted earnings per share:

Net income/EPS as reported	$78,061	$0.60	$66,972	$0.52

Add back goodwill amortization	—	—	2,674	0.02

Adjusted net income/EPS	$78,061	$0.60	$69,646	$0.54

	For the Six Months Ended June 30

	2002		2001

	Net	Earnings	Net	Earnings
	Income	Per Share	Income	Per Share

	(in Thousands Except Per Share Data)
Basic earnings per share:

Net income/EPS as reported	$153,878	$1.21	$129,535	$1.03

Add back goodwill amortization	—	—	5,355	0.04

Adjusted net income/EPS	$153,878	$1.21	$134,890	$1.07

Diluted earnings per share:

Net income/EPS as reported	$153,878	$1.19	$129,535	$1.02

Add back goodwill amortization	—	—	5,355	0.04

Adjusted net income/EPS	$153,878	$1.19	$134,890	$1.06

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

Accounting for the Impairment or Disposal of Long-Lived Assets

         In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this Statement on January 1, 2002 and it did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Accounting for Gains & Losses from the Extinguishment of Debt Instruments

         On April 30, 2002, the FASB issued Statement No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement No. 145 relates to the recording of gains and losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary. Statement 145 is effective for fiscal years beginning on or after May 15, 2002. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or consolidated results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

         On July 31, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective after December 31, 2002, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or consolidated results of operations.

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

Critical Accounting Policies

         The accounting principles followed by the Company and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. Critical accounting policies relate to the allowance for loan losses, intangibles, derivatives and hedging as well as transfers of financial assets and the extinguishment of liabilities and the determination of when special purpose vehicles should be included in the consolidated balance sheets and consolidated statements of income. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the company’s financial condition and results and require subjective or complex judgments.

         Subject to the use of estimates, assumptions and judgments is management’s evaluation process used to determine the adequacy of the allowance for loan losses which combines three factors: historical loss experience derived from analytical models, current trends and economic conditions, and reasonably foreseeable events. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements.

         During the first quarter of 2002, the Company adopted the FASB Statement No. 142, Goodwill and Other Intangible Assets. Under this Statement, goodwill is not amortized, but is assessed for impairment on an annual basis. This test is performed in two phases. Phase one requires a discounted cash flow model be utilized to determine the fair value of each reporting unit. Cash flow estimates require judgement and the Company believes that assumptions used in determining the cash flows are consistent with assumptions marketplace participants would use their in estimates of fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount of the reporting unit exceeds its fair value, then under phase two, the fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. An impairment loss is recorded to the extent that the carrying amount of the goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate possible impairment. Such evaluation is based on undiscounted cash flow projections. This impairment evaluation was performed on January 1, 2002, when the Company initially adopted the FASB Statement No. 142. This evaluation indicated no impairment.

         In various segments of its business, the Company uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. All of these derivative financial instruments are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. The Company believes that its techniques for addressing these judgmental areas are in accordance with generally accepted accounting principles and in line with industry practices in assessing hedge effectiveness. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained.

         The Company utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity and market or credit risk management needs. These financing arrangements are with entities that may be in the form of corporations, partnerships, or trusts and are not consolidated in the Company’s balance sheet. The majority of these activities are basic term or revolving securitization vehicles. The Company evaluates whether these entities should be consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the entity is a qualifying special purpose entity (“QSPE”) as defined in Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For nonconsolidation, Statement No. 140 requires the financing entity to be legally isolated, bankruptcy remote and beyond the control of the seller. Management believes these financing entities which qualified as QSPE’s fulfill the nonconsolidation requirements specified in Statement No. 140.

Overview

         The Company had net income of $78.1 million for the second quarter of 2002, a 17 percent increase over the $67 million earned during the second quarter of 2001. For the same time period, earnings per share increased 15 percent to $0.60 from $0.52 in the prior year.

         For the first six months of 2002, net income increased 19 percent to $153.9 million compared to $129.5 million for the same period last year. Earnings per share for the first six months of 2002 increased 17 percent to $1.19 from $1.02 in the first six months of 2001.

         The Company operates 343 full-service banking offices including 117 in Texas, 87 in Alabama, 63 in Arizona, 41 in Florida, 24 in Colorado, nine in New Mexico and two in Nebraska.

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

         Net interest income for the quarter ended June 30, 2002, increased $27.4 million over the second quarter of 2001 to $229.8 million with interest income decreasing $37.5 million and interest expense decreasing $64.9 million. The decrease in interest income was due to a 109 basis point decrease in the average yield on earning assets from 7.73 percent to 6.64 percent, offset partially by an increase in average earning assets of $1.0 billion, or 5 percent. The increase in average earning assets from the second quarter of 2001 was primarily the result of a $1.8 billion increase in loans, offset partially by $607 million decrease in investment securities available for sale. Loans increased due to continued strong loan growth through all of the Company’s markets. The 35 percent decrease in interest expense over the prior year quarter was the result of a 161 basis point decrease in the rate paid on interest bearing liabilities offset partially by a $533.2 million increase in average interest bearing liabilities. The increase in interest bearing liabilities was primarily due to increases in both FHLB and other borrowings and interest bearing transaction accounts offset partially by a decrease in certificates of deposit and fed funds purchased. The decrease in certificates of deposits during the last six months of 2001 and the first quarter of 2002 was by design, higher rate liabilities were re-channeled into lower cost funding sources. During the second quarter of 2002, the Company began to increase longer-term certificates of deposit in anticipation of possible increases in market interest rates.

         For the first six months, net interest income increased $73.1 million over the first six months of 2002 to $464.7 million with interest income decreasing $78.4 million and interest expense decreasing $151.5 million. The decrease in interest income was due to a 128 basis point decrease in the average yield for earning assets from 7.99 percent to 6.71 percent, offset partially by an increase in average earning assets of $1.4 billion, or 7 percent. The increase in average earning assets from the first six months of 2001 was primarily the result of a $1.7 billion increase in loans. The 39 percent decrease in interest expense over the first six months of prior year was the result of a 197 basis point decrease in the rate paid on interest bearing liabilities offset partially by a $883.2 million increase in average interest bearing liabilities.

         Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin increased to 4.37 percent for the second quarter of 2002, compared to 4.04 percent for the second quarter of 2001. For the six months ended June 30, 2002, net interest margin increased from 4.01 percent to 4.43 percent over the prior year level. These increases resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. During the second quarter of 2002, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 49 basis points as compared to an 11 basis point positive impact for the second quarter of 2001. For the six months ended June 30, 2002, the Company’s use of interest rate contracts increased the Company’s net interest margin by 47 basis points as compared to a 7 basis point positive impact for the first six months of 2001.

         The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2002, as compared to the comparable period of 2001 (in thousands):

		Three Months Ended
		June 30, 2002

	Change
	2001		Attributed to
	To
	2002	Volume	Rate	Mix

Interest income:

Loans	$(13,532)	$36,749	$(44,288)	$(5,993)

Investment securities held to maturity	(4,316)	(2,369)	(2,282)	335

Investment securities available for sale	(19,177)	(9,767)	(10,447)	1,037

Trading account securities	(501)	(165)	(433)	97

Fed funds and resale agreements	10	150	(62)	(78)

Increase (decrease) in interest income	$(37,516)	$24,598	$(57,512)	$(4,602)

Interest expense:

Deposits	$(47,777)	$(7,790)	$(40,639)	$652

Fed funds purchased and repos	(20,870)	(6,671)	(18,201)	4,002

Other short-term borrowings	(1,229)	(546)	(1,020)	337

FHLB and other borrowings*	4,981	17,209	(8,627)	(3,601)

Increase (decrease) in interest expense	$(64,895)	$2,202	$(68,487)	$1,390

	Six Months Ended
	June 30, 2002

	Change
	2001		Attributed to
	To
	2002	Volume	Rate	Mix

Interest income:

Loans	$(39,241)	$71,916	$(98,258)	$(12,899)

Investment securities held to maturity	(7,510)	(4,789)	(3,191)	470

Investment securities available for sale	(30,672)	(3,961)	(27,253)	542

Trading account securities	(742)	(295)	(588)	141

Fed funds and resale agreements	(253)	149	(308)	(94)

Increase (decrease) in interest income	$(78,418)	$63,020	$(129,598)	$(11,840)

Interest expense:

Deposits	$(117,896)	$(27,477)	$(94,805)	$4,386

Fed funds purchased and repos	(34,158)	7,465	(36,823)	(4,800)

Other short-term borrowings	(2,801)	(171)	(2,735)	105

FHLB and other borrowings*	3,367	32,042	(20,745)	(7,930)

Increase (decrease) in interest expense	$(151,488)	$11,859	$(155,108)	$(8,239)

*	Includes Capital and Preferred Securities.

Noninterest Income and Noninterest Expense

         During the second quarter of 2002, noninterest income increased $18.8 million, or 21 percent, to $109.9 million. The increase in noninterest income is directly attributable to increases in most of the major fee-based businesses of the Company, including a $10.1 million increase in service charges on deposit accounts, a $2.9 million increase in credit card service charges and fees, a $2.3 million increase in retail investment sales and a $3.4 million increase in other noninterest income. Noninterest income for the first six months of 2002 increased $25.0 million, or 14 percent, to $204.9 million due to a $16.5 million increase in service charges on deposit accounts, a $6.1 million increase in credit card service charges and fees, a $3.6 million increase in retail investment sales and $3.7 million increase in other noninterest income. The increases in service charges on deposit accounts for both the three and six month periods were primarily due to increases in noninterest bearing demand deposit accounts and a revised pricing matrix, while the increases in credit card service charges and fees over the same periods were due to an increased volume of activity in credit card and debit card business. The increases in retail investment sales for both the three and six month periods were due primarily to favorable market conditions for the sale of fixed annuity products. The increases in other noninterest income for both the three and six month periods were primarily due to increases in insurance agency income and liquidity and investment advisory fee income from the two independent asset-backed commercial paper conduits; for further discussion see Note 7 – Off-Balance Sheet Activities.

         Noninterest expense increased $18.1 million, or 11 percent, to $185.9 million over the second quarter of 2001. For the first six months of 2002, noninterest expense increased $33.7 million, or 10 percent, to $369.5 million. The majority of the increases, for both the three and six month periods, were in salaries, benefits and commissions, marketing and other noninterest expenses. The increases in salaries, benefits and commissions are a direct reflection of the growth in fee income. The Company’s compensation plans incent the sales force to meet specific sales goals. The increases are primarily the result of their success. The increases in marketing expense reflects a focused strategy to build the Company’s market presence in a number of newer markets as well as increase brand awareness throughout all of the Company’s markets. The increases in other noninterest expense for both the three and six month periods were primarily due to expenses related to other real estate.

Income Taxes

         The increase in income tax expense for the three and six month periods ended June 30, 2002, as compared to the same periods in 2001, is directly attributable to the increase in pretax income.

Provision and Allowance for Loan Losses

         The provision for loan losses for the three and six months ended June 30, 2002, increased $12.8 million and $30.3 million from the same periods in 2001, respectively. The allowance for loan losses and the resulting provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing economic conditions. The allowance for loan losses at June 30, 2002 was $213 million. The ratio of the allowance for loan losses to loans outstanding was 1.40 percent at June 30, 2002, unchanged from December 31, 2001 levels. Management believes that the allowance for loan losses at June 30, 2002 is adequate.

Nonperforming Assets and Past Due Loans

         Stated as a percentage of total loans and other real estate owned, nonperforming assets, at June 30, 2002, were 0.60 percent, down 7 basis points from 0.67 percent at December 31, 2001. At June 30, 2002, the allowance for loan losses as a percentage of nonperforming loans was 282 percent as compared to 291 percent at December 31, 2001. The allowance for loan losses as a percentage of nonperforming assets increased from 207 percent at December 31, 2001, to 232 percent at June 30, 2002.

         Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate, totaled $91.6 million at June 30, 2002, down slightly from $92.3 million at December 31, 2001. The decrease in nonperforming assets was primarily attributable to a decrease in other real estate, offset in part by an increase in nonaccrual loans. Loans past due ninety days or more but still accruing interest increased from $17.6 million at December 31, 2001, to $23.7 million at June 30, 2002. The largest component of the increase related to the credit card portfolio.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30

	2002	2001

Allowance for Loan Losses

Balance at beginning of period	$191,393	$167,288

Add: Provision charged to income	65,099	34,832

Allowance for loans sold	—	(1,050)

Deduct: Loans charged off	50,928	35,360

Loan recoveries	(7,264)	(7,276)

Net charge-offs	43,664	28,084

Balance at end of period	$212,828	$172,986

Net charge-offs as a percentage of

average loans (annualized)	0.61%	0.44%

	June 30, 2002	December 31, 2001

Nonperforming Assets

Nonaccrual loans	$75,085	$65,470

Renegotiated loans	324	327

Total nonperforming loans	75,409	65,797

Other real estate	16,224	26,478

Total nonperforming assets	$91,633	$92,275

Accruing loans ninety days or more past due	$23,680	$17,577

Other repossessed assets	558	806

Allowance as a percentage of loans	1.40%	1.40%

Total nonperforming loans as a percentage

of loans	0.50%	0.48%

Total nonperforming assets as a percentage

of loans and ORE	0.60%	0.67%

Accruing loans ninety days or more past due as a

percentage of loans	0.16%	0.13%

Allowance for loan losses as a percentage of

nonperforming loans	282.23%	290.88%

Allowance for loan losses as a percentage of

nonperforming assets	232.26%	207.42%

Financial Condition

Overview

         Total assets at June 30, 2002 were $23.5 billion, up from $23.0 billion at December 31, 2002. The increase in assets was due primarily to internal loan growth, partially offset by the decrease in investments.

Assets and Funding

         At June 30, 2002, earning assets totaled $21.5 billion, increasing slightly above the $21.0 billion in earning assets at December 31, 2001. The largest component of the growth in earning assets was concentrated in loans, which resulted in the change in the mix of earning assets. The mix of earning assets changed with total investment securities and loans comprising 29 percent and 71 percent, respectively, of total earning assets at June 30, 2002, while at December 31, 2001 total investment securities and loans comprised 35 percent and 65 percent, respectively. Loans increased by almost $1.5 billion due to internal loan growth. The growth in loans was funded by the $1.1 billion decrease in investments and a $666 million increase in deposits. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings decreased by $1.4 billion since December, 31, 2001. The short-term borrowings were replaced by longer term FHLB and other borrowings and guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures.

Liquidity and Capital Resources

         Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At June 30, 2002, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $359 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

         Asset and liability management functions not only serve to assure adequate liquidity in order to meet the needs of the Company’s customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can earn a return that meets the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable liquidity position that meets both requirements.

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

         The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong as the ratio of total shareholders’ equity to total assets at June 30, 2002 was 8.11 percent of total assets compared to 7.45 percent at December 31, 2001 primarily due to a $88 million increase in retained earnings and a $71 million increase in accumulated other comprehensive income.

         During the third quarter of 2001, the Company announced that its Board of Directors authorized a share repurchase program allowing for the purchase of up to five percent of the Company’s outstanding common stock. The timing and amount of purchases under the program will be dependent upon the availability and alternative uses of capital, market conditions and other factors. Through June 30, 2002, 2.5 million shares had been repurchased at a cost of $68.2 million, of these shares 649,300 had been reissued for acquisitions and employee benefit plans.

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

         Tier I Capital and Total Qualifying Capital as of June 30, 2002, exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at June 30, 2002 were 9.86 percent and 12.73 percent, respectively, compared to 8.27 percent and 10.94 percent at December 31, 2001. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), period-end goodwill and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 8.20 percent at June 30, 2002 and 6.71 percent at December 31, 2001. The Company’s tangible leverage ratio was 8.15 percent at June 30, 2002 compared to 6.66 percent at December 31, 2001. The increase in these ratios is due primarily to the issuance in March 2002 of $300 million of guaranteed preferred beneficial interest in the Company’s junior subordinated deferrable interest debentures, which qualify for regulatory capital purposes, an increase in retained earnings of $88 million and a $29 million increase in equity resulting from the exercise of stock options. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk

         The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described on pages 20 through 22 of its December 31, 2001 Form 10-K. Net interest income sensitivities over a one-year time horizon as of June 30, 2002 and December 31, 2001 are shown below.

		Percentage
		Increase-(Decrease)
		in Interest Income-
		Expense Given
		Immediate and
	Principal	Sustained Parallel
	Amount of Earning	Interest Rates Shifts
	Assets, Interest
	Bearing Liabilities	Down 100	Up 100
	and Swaps	Basis Points	Basis Points

	(In thousands)
	(Unaudited)
June 30, 2002:

Assets which reprice in:

One year or less	$9,559,198	(8.09)%	9.72%

Over one year	11,917,877	(4.03)	3.08

	$21,477,075	(5.71)	5.84

Liabilities which reprice in:

One year or less	$12,993,084	(33.69)	35.75

Over one year	4,798,645	(2.34)	2.29

	$17,791,729	(17.18)	18.13

Total net interest income sensitivity		0.26%	(0.57)%

December 31, 2001:

Assets which reprice in:

One year or less	$8,675,169	(7.79)%	8.70%

Over one year	12,343,878	(4.42)	3.12

	$21,019,047	(5.72)	5.27

Liabilities which reprice in:

One year or less	$13,422,995	(29.17)	31.46

Over one year	4,047,520	(3.05)	3.09

	$17,470,515	(17.61)	18.91

Total net interest income sensitivity		0.24%	(1.56)%

         As shown in the table above, the Company’s net interest income sensitivity decreased from December 31, 2001 to June 30, 2002 in the up 100 basis point rate scenario and remained relatively unchanged in the down 100 basis point rate scenario. The reduced sensitivity to rising rates resulted from an increase in the proportion of variable rate loans as well as from a shift out of wholesale funding into term and non-term deposits.

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

Item 4      Submission of Matters to Vote of Security Holders

         The election of three directors was submitted to the shareholders at the Company’s Annual Meeting held April 15, 2002. James H. Click, Jr., Tranum Fitzpatrick, and John S. Stein were elected upon receipt of the following votes for/withheld, respectively, 107,429,028/1,849,768, 107,423,893/1,854,903 and 107,303,323/1,975,473.

         The approval and ratification of an amendment to the Corporation’s Restated Certificate of Incorporation to increase the number of authorized shares of the Corporation’s common stock from 200,000,000 to 300,000,000 was submitted to the shareholders at the Company’s Annual Meeting held April 15, 2002. The authorization passed upon receipt of the following votes for/against/abstain, respectively, 105,446,746/3,341,743/400,307.

         The approval and ratification of the Compass Bancshares, Inc., 2002 Incentive Compensation Plan was submitted to the shareholders at the Company’s Annual Meeting held April 15, 2002. The approval and ratification passed upon receipt of the following votes for/against/abstain, respectively, 75,892,790/9,093,137/600,590.

         The approval and ratification of the Compass Sharebuilder Plan was submitted to the shareholders at the Company’s Annual Meeting held April 15, 2002. The approval and ratification passed upon receipt of the following votes for/against/abstain, respectively, 80,116,831/4,905,163/564,523.

         The approval and ratification of an amendment to the Compass Bancshares, Inc., Director & Executive Stock Purchase Plan was submitted to the shareholders at the Company’s Annual Meeting held April 15, 2002. The approval and ratification passed upon receipt of the following votes for/against/abstain, respectively, 102,459,565/6,067,062/752,169. No other matters were submitted to a vote of security holders during the second quarter of 2002.

Item 6      Exhibits and Reports on Form 8-K

(a)	Exhibits

	(3)	Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, Registration No. 000-06032, filed with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

(a)	Exhibits (continued)

(d)	Certificate of Amendment, dated November 8, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(e)	Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(f)	Certificate of Amendment, dated June 2, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(g)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, Registration No. 000-06032, filed with the Commission)

(h)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Company’s Registration Statement S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(10)	Material Contracts

(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(e)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(f)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(a)	Exhibits (continued)

(g)	Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit10(g) to the December, 31, 2001 Form 10-K filed with the Commission)

(h)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit10(h) to the December, 31, 2001 Form 10-K filed with the Commission)

(i)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit10(i) to the December, 31, 2001 Form 10-K filed with the Commission)

(j)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit10(j) to the December, 31, 2001 Form 10-K filed with the Commission)

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit10(k) to the December, 31, 2001 Form 10-K filed with the Commission)

(l)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit10(l) to the December, 31, 2001 Form 10-K filed with the Commission)

(m)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, Registration No. 000-06032, filed with the Commission)

(n)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to the December 31, 1999 Form 10-K filed with the Commission)

(o)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to the December 31, 1999 Form 10-K filed with the Commission)

(p)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to the March 31, 2000 Form 10-Q filed with the Commission)

(q)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit10(q) to the December, 31, 2001 Form 10-K filed with the Commission)

(r)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001 (incorporated by reference to Exhibit10(r) to the December, 31, 2001 Form 10-K filed with the Commission)

(s)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission)

(t)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

(a)	Reports on Form 8-K

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

August 12, 2002 Date	By	/s/ GARRETT R. HEGEL Garrett R. Hegel, as its Chief Financial Officer