Form 10-Q
period 2002-09-30
COMPASS BANCSHARES INC
filed 2002-11-08
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2002	Commission File No. 0-6032

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☑    No ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002

Common Stock, $2 Par Value	128,192,155

The number of pages of this report is 33.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION	Page

Item 1	Financial Statements

	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2002	4

	and 2001

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and	5

	2001

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended	7

	September 30, 2002 and 2001

	Notes to Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	19

Item 3	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 6	Exhibits and Reports on Form 8-K	28

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	September 30, 2002	December 31, 2001

Assets

Cash and due from banks	$743,217	$715,991

Federal funds sold and securities purchased under agreements to resell	44,938	19,201

Trading account securities	26,692	21,331

Investment securities available for sale	5,082,127	6,563,705

Investment securities held to maturity (fair value of $659,101 and $718,694 for 2002 and 2001, respectively)	640,487	707,524

Loans	15,767,132	13,707,286

Allowance for loan losses	(221,947)	(191,393)

Net loans	15,545,185	13,515,893

Premises and equipment, net	484,918	459,901

Other assets	1,166,648	1,011,454

Total assets	$23,734,212	$23,015,000

Liabilities and Shareholders’ Equity

Deposits:

Noninterest bearing	$3,804,544	$3,576,289

Interest bearing	10,524,232	10,158,956

Total deposits	14,328,776	13,735,245

Federal funds purchased and securities sold under agreements to repurchase	1,945,043	2,922,802

Other short-term borrowings	315,752	551,307

FHLB and other borrowings	4,439,495	3,708,143

Guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	458,656	129,307

Accrued expenses and other liabilities	264,818	252,555

Total liabilities	21,752,540	21,299,359

Shareholders’ equity:

Preferred stock (25,000,000 shares authorized; Issued – none)	—	—

Common stock of $2 par value:

Authorized — 300,000,000 shares; Issued — 130,318,611 shares in 2002 and 128,759,887 shares in 2001	260,637	257,520

Surplus	198,461	160,441

Loans to finance stock purchases	(2,616)	(3,399)

Unearned restricted stock	(3,428)	(2,314)

Accumulated other comprehensive income	150,926	69,938

Treasury stock, at cost (2002 — 1,478,756 shares and 2001 — 1,959,000 shares)	(41,720)	(50,146)

Retained earnings	1,419,412	1,283,601

Total shareholders’ equity	1,981,672	1,715,641

Total liabilities and shareholders’ equity	$23,734,212	$23,015,000

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Interest income:

Interest and fees on loans	$264,845	$263,534	$773,183	$811,054

Interest on investment securities available for sale	74,339	97,141	241,694	295,150

Interest on investment securities held to maturity	9,632	13,924	33,620	45,273

Interest on federal funds sold and securities purchased under agreements to resell	123	129	359	618

Interest on trading account securities	200	273	660	1,472

Total interest income	349,139	375,001	1,049,516	1,153,567

Interest expense:

Interest on deposits	61,485	96,332	187,572	340,315

Interest on federal funds purchased and securities sold under agreements to repurchase	8,019	25,161	31,130	82,430

Interest on other short-term borrowings	520	1,446	2,176	5,903

Interest on FHLB and other borrowings	44,115	40,850	125,075	119,767

Interest on guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	4,195	2,061	10,430	6,972

Total interest expense	118,334	165,850	356,383	555,387

Net interest income	230,805	209,151	693,133	598,180

Provision for loan losses	34,606	32,317	99,705	67,149

Net interest income after provision for loan losses	196,199	176,834	593,428	531,031

Noninterest income:

Service charges on deposit accounts	49,701	39,180	139,388	112,415

Credit card service charges and fees	11,741	9,385	32,687	24,267

Retail investment sales	6,374	7,763	19,704	17,500

Corporate and correspondent investment sales	8,345	5,397	18,033	16,300

Asset management fees	4,908	5,136	15,237	15,394

Insurance sales income	8,106	915	13,290	3,079

Investment securities gains (losses), net	(81)	(13)	3,891	7,578

Other	26,130	29,551	77,877	80,632

Total noninterest income	115,224	97,314	320,107	277,165

Noninterest expense:

Salaries, benefits and commissions	98,665	88,073	286,596	256,316

Equipment expense	16,314	15,408	48,800	44,934

Net occupancy expense	15,092	13,088	42,855	39,227

Professional services	13,552	11,152	37,467	33,334

Marketing	6,179	5,093	21,459	15,051

Merger and integration	799	901	2,246	6,249

Other	39,573	36,791	120,249	111,159

Total noninterest expense	190,174	170,506	559,672	506,270

Net income before income tax expense	121,249	103,642	353,863	301,926

Income tax expense	41,631	34,932	120,367	103,681

Net income	$79,618	$68,710	$233,496	$198,245

Basic earnings per share	$0.62	$0.53	$1.83	$1.56

Basic weighted average shares outstanding	128,516	127,991	127,639	127,810

Diluted earnings per share	$0.61	$0.53	$1.80	$1.55

Diluted weighted average shares outstanding	130,872	129,962	129,982	129,291

Dividends per share	$0.25	$0.23	$0.75	$0.69

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2002	2001

Operating Activities:

Net income	$233,496	$198,245

Adjustments to reconcile net income to cash provided by operations:

Depreciation and amortization	90,598	70,317

Accretion of discount and loan fees	(20,767)	(11,140)

Provision for loan losses	99,705	67,149

Net change in trading account securities	(5,361)	1,334

Gain on sale of investment securities available for sale	(3,891)	(7,578)

(Gain) loss on sale of premises and equipment	1,303	(1,472)

Increase in other assets	(18,513)	(90,034)

Increase (decrease) in other liabilities	(61,107)	76,031

Net cash provided by operating activities	315,463	302,852

Investing Activities:

Proceeds from maturities of investment securities held to maturity	264,332	170,150

Purchases of investment securities held to maturity	(201,400)	(31,318)

Proceeds from sales of investment securities available for sale	565,682	755,223

Proceeds from maturities of investment securities available for sale	1,554,487	1,297,839

Purchases of investment securities available for sale	(544,368)	(2,555,359)

Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(25,737)	157,685

Net increase in loan portfolio	(2,126,502)	(1,585,177)

Proceeds from sale of loans to third party conduit	—	500,000

Net cash paid in acquisitions	(5,017)	—

Purchases of premises and equipment	(63,692)	(25,760)

Proceeds from sales of other real estate owned	14,052	5,260

Net cash used by investing activities	(568,163)	(1,311,457)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows- Continued
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2002	2001

Financing Activities:

Net increase in demand deposits, NOW accounts and savings accounts	523,250	166,175

Net increase (decrease) in time deposits	62,402	(1,598,477)

Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(977,759)	1,260,909

Net increase (decrease) in short-term borrowings	(235,555)	24,804

Proceeds from FHLB advances and other borrowings	800,000	1,172,500

Repayment of FHLB advances and other borrowings	(100,290)	(24,778)

Issuance (repurchase) of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	300,000	(29,044)

Common dividends paid	(96,112)	(88,548)

Purchase of treasury stock	(28,425)	(10,327)

Repayment of loans to finance stock purchases	2,477	1,136

Proceeds from exercise of stock options	29,938	9,767

Net cash provided by financing activities	279,926	884,117

Net increase (decrease) in cash and due from banks	27,226	(124,488)

Cash and due from banks at beginning of period	715,991	750,815

Cash and due from banks at end of period	$743,217	$626,327

Schedule of noncash investing and financing activities:

Transfers of loans to other real estate owned	$14,407	$21,281

Transfers of investment securities held to maturity to investment securities available for sale	—	476,087

Loans to facilitate the sale of other real estate owned	291	560

Loans to finance stock purchases	1,694	1,132

Change in unrealized gain on available for sale investment securities	123,473	148,805

Issuance of restricted stock, net of cancellations	2,764	2,230

Business acquisitions:

Assets acquired	71,268	—

Liabilities assumed	24,415	—

Treasury stock issued	41,787	—

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net income	$79,618	$68,710	$233,496	$198,245

Other comprehensive income (loss), before tax and cumulative effect adjustment:

Unrealized holding gains on securities available for sale	11,287	90,387	127,364	157,192

Less reclassification adjustment for realized gains (losses) on investment securities available for sale	(81)	(13)	3,891	7,578

Unrealized holding losses on investment securities held to maturity transferred to investment securities available for sale	—	(504)	—	(809)

Net change in accumulated gains on cash-flow hedging instruments	4,045	43,017	5,178	72,907

Total other comprehensive income, before tax and cumulative effect adjustment	15,413	132,913	128,651	221,712

Total income tax expense related to other comprehensive income before cumulative effect adjustment	5,794	49,702	47,663	82,304

Total other comprehensive income before cumulative effect adjustment, net of tax	9,619	83,211	80,988	139,408

Total comprehensive income before cumulative effect adjustment, net of tax	89,237	151,921	314,484	337,653

Cumulative effect adjustment for accumulated net losses on hedging instruments, net of tax	—	—	—	(2,247)

Total comprehensive income	$89,237	$151,921	$314,484	$335,406

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 — General

         The consolidated financial statements of Compass Bancshares, Inc. (the “Company”) in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on June 14, 2002.

NOTE 2 — Business Combinations

         During January 2002, the Company completed the acquisition of Horizons Insurance Group, Inc. (“Horizons”), a Dallas, Texas based full-line general insurance brokerage firm with annual revenues of more than $4 million. During May 2002, the Company completed the acquisition of Olson & Olson, Ltd. (“Olson”), a Denver, Colorado based full-line general insurance brokerage firm with annual revenues of approximately $4 million. During July 2002, the Company completed the acquisition of Schaefer-Smith-Ankeney Insurance Agency, L.C. (“SSA”), a Phoenix, Arizona based full-line general insurance brokerage firm with annual revenues in excess of $17 million. Horizons, Olson, and SSA specialize in providing property and casualty insurance, personal insurance and employee benefit plans to both individual and commercial customers.

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

         The Company has the right to redeem its debentures: (i) in whole or in part, on or after January 15, 2007 (for debentures owned by Compass Trust I), March 22, 2007 (for debentures owned by Compass Trust III), February 9, 2003 (for debentures owned by MB Capital I), and February 16, 2004 (for debentures owned by FW Capital I); and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the offering circulars). If the debentures purchased by Compass Trust I are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by MB Capital I, FW Capital I, or Compass Trust III are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price is generally slightly more favorable to the Company. During 2001, the Company repurchased approximately $27 million of the Capital Securities of Compass Trust I and $4 million of the Capital Securities of FW Capital I.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements – Continued

Class B Preferred Stock

         In December 2000, a subsidiary of the Company issued $21 million of Class B Preferred Stock (the “Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at September 30, 2002 and December 31, 2001. The Preferred Stock qualifies as Tier I Capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the Board of Directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.

         The Preferred Stock is redeemable for cash, at the option of the subsidiary, in whole or in part, at any time on or after June 15, 2021. Prior to June 15, 2021, the Preferred Stock is not redeemable, except that prior to such date, the Preferred Stock may be redeemed for cash, at the option of the subsidiary, in whole but not in part, only upon the occurrence of certain tax or regulatory events (as defined in the offering circular). Any such redemption is subject to the prior approval of the Federal Reserve. The Preferred Stock is not redeemable at the option of the holders thereof at any time.

         Capital Securities and Preferred Stock are summarized below.

			Interest Rate of	Maturity of
	September 30,	December 31,	Securities and	Securities and
	2002	2001	Debentures	Debentures

	(in Millions)
Compass Trust I	$73	$73	8.23%	2027

Compass Trust III	300	—	7.35	2032

MB Capital I	12	12	8.75	2028

FW Capital I	19	19	9.38	2029

Class B Preferred Stock	18	18	9.88	N/A

Fair value of hedge instruments	37	7	N/A	N/A

Total	$459	$129

N/A	–	Not applicable

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 4 – Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(In Thousands Except Per Share Data)
	(Unaudited)
BASIC EARNINGS PER SHARE:

Net income	$79,618	$68,710	$233,496	$198,245

Plus: Gain on redemption of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—	—	—	1,766

Net income available to common shareholders	$79,618	$68,710	$233,496	$200,011

Weighted average common shares outstanding	128,516	127,991	127,639	127,810

Basic earnings per share	$0.62	$0.53	$1.83	$1.56

DILUTED EARNINGS PER SHARE:

Net income	$79,618	$68,710	$233,496	$198,245

Plus: Gain on redemption of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—	—	—	1,766

Net income available to common shareholders and assumed conversions	$79,618	$68,710	$233,496	$200,011

Weighted average common shares outstanding	128,516	127,991	127,639	127,810

Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using average market price for the period	2,356	1,971	2,343	1,481

Total weighted average common shares outstanding used to calculate earnings per common share	130,872	129,962	129,982	129,291

Diluted earnings per share	$0.61	$0.53	$1.80	$1.55

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

         The Corporate Banking segment is responsible for providing a full array of banking and investment services to business banking, commercial banking, and other institutional clients in each of the Company’s markets. The Corporate Banking segment also includes a National Industries unit that is responsible for serving larger national accounts, principally in targeted industries. In addition to traditional credit and deposit products, the Corporate Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, insurance, and interest rate protection and investment products.

         The Retail Banking segment serves the Company’s consumer customers through its 344 banking offices and through the use of alternative delivery channels such as personal computer banking, the internet and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage. In addition, Retail Banking serves the Company’s small business customers, and is responsible for the indirect automobile portfolio.

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

         The development and application of these methodologies is a dynamic process. Accordingly, financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The segment information for 2001 has been revised to conform to the 2002 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

         The following table presents information for the Company’s segments as of and for the three and nine month periods ended September 30, 2002 and 2001.

For the Three Months ended September 30, 2002
(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$93,743	$92,626	$13,061	$36,392	$(5,017)	$230,805

Noninterest income	28,590	74,636	6,466	4,761	771	115,224

Noninterest expense	44,886	85,245	7,880	3,213	48,950	190,174

Segment income (loss)	$77,447	$82,017	$11,647	$37,940	$(53,196)	155,855

Provision for loan losses						34,606

Net income before income tax expense						121,249

Income tax expense						41,631

Net income						$79,618

Balance Sheet

Average assets	$8,641,658	$5,235,217	$914,926	$7,929,341	$816,037	$23,537,179

Average loans	8,515,561	4,973,754	904,884	1,112,315	2,580	15,509,094

Average deposits	3,661,925	8,982,229	1,117,016	759,513	(188,157)	14,332,526

Period-end assets	$8,730,176	$5,373,505	$928,514	$7,861,663	$840,354	$23,734,212

Period-end loans	8,577,042	5,122,057	919,513	1,167,071	(18,551)	15,767,132

Period-end deposits	3,758,403	8,850,849	1,134,010	1,121,425	(535,911)	14,328,776

For the Three Months ended September 30, 2001
(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$83,798	$84,990	$12,102	$26,946	$1,315	$209,151

Noninterest income	18,633	63,141	6,647	5,193	3,700	97,314

Noninterest expense	32,853	79,874	7,251	3,992	46,536	170,506

Segment income (loss)	$69,578	$68,257	$11,498	$28,147	$(41,521)	135,959

Provision for loan losses						32,317

Net income before income tax expense						103,642

Income tax expense						34,932

Net income						$68,710

Balance Sheet

Average assets	$8,026,535	$3,944,348	$747,393	$8,444,552	$819,290	$21,982,118

Average loans	7,917,384	3,583,864	735,481	820,522	1,202	13,058,453

Average deposits	3,231,734	8,986,140	1,074,324	196,720	(73,128)	13,415,790

Period-end assets	$8,088,265	$4,047,633	$760,472	$8,608,952	$806,292	$22,311,614

Period-end loans	7,926,826	3,705,712	748,923	889,630	(2,963)	13,268,128

Period-end deposits	3,273,810	8,817,421	1,089,441	314,830	(102,427)	13,393,075

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

For the Nine Months ended September 30, 2002
(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$271,133	$276,370	$38,299	$104,439	$2,892	$693,133

Noninterest income	67,179	210,877	20,190	18,579	3,282	320,107

Noninterest expense	127,917	254,171	23,603	10,707	143,274	559,672

Segment income (loss)	$210,395	$233,076	$34,886	$112,311	$(137,100)	453,568

Provision for loan losses						99,705

Net income before income tax expense						353,863

Income tax expense						120,367

Net income						$233,496

Balance Sheet

Average assets	$8,440,979	$4,872,120	$865,676	$8,288,351	$794,464	$23,261,590

Average loans	8,326,478	4,594,629	855,291	997,015	861	14,774,274

Average deposits	3,532,270	8,859,253	1,113,661	621,861	(110,978)	14,016,067

For the Nine Months ended September 30, 2001
(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$244,588	$251,498	$37,754	$80,553	$(16,213)	$598,180

Noninterest income	49,361	176,426	20,262	23,153	7,963	277,165

Noninterest expense	98,430	231,653	22,505	10,755	142,927	506,270

Segment income (loss)	$195,519	$196,271	$35,511	$92,951	$(151,177)	369,075

Provision for loan losses						67,149

Net income before income tax expense						301,926

Income tax expense						103,681

Net income						$198,245

Balance Sheet

Average assets	$8,076,239	$3,725,151	$739,125	$8,171,788	$1,017,220	$21,729,523

Average loans	7,971,080	3,326,441	726,697	685,631	130,624	12,840,473

Average deposits	3,212,647	9,166,231	1,103,311	291,778	81,069	13,855,036

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 6 – Loans and Allowance for Loan Losses

         The following presents the composition of the loan portfolio at September 30, 2002 and December 31, 2001.

	September 30,	December 31,
	2002	2001

	(in Thousands)
Commercial loans:

Commercial, financial and agricultural	$3,952,345	$3,987,419

Real estate – construction	1,537,597	1,397,627

Real estate – commercial	2,765,219	2,417,195

Total commercial loans	8,255,161	7,802,241

Consumer loans:

Real estate – construction	1,026,005	914,964

Real estate – residential	3,798,524	2,831,951

Consumer credit card	470,579	426,644

Consumer installment	2,216,863	1,731,486

Total consumer loans	7,511,971	5,905,045

Total	$15,767,132	$13,707,286

         A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2002 and 2001 follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(in Thousands)
Balance at beginning of period	$212,828	$172,986	$191,393	$167,288

Add: Provision charged to income	34,606	32,317	99,705	67,149

Allowance for loans sold	—	—	—	(1,050)

Net charge-offs (recoveries):

Commercial, financial and agricultural	7,007	22,059	24,008	32,140

Real estate construction	1,235	34	2,678	189

Real estate – commercial	990	(11)	2,009	343

Real estate – residential	1,692	727	4,042	1,812

Consumer credit card	9,439	5,085	24,192	16,284

Consumer installment	5,124	2,600	12,222	7,810

Net charge-offs (recoveries):	25,487	30,494	69,151	58,578

Balance at end of period	$221,947	$174,809	$221,947	$174,809

         Nonperforming assets at September 30, 2002 and December 31, 2001 are detailed in the following table.

	September 30,	December 31,
	2002	2001

	(in Thousands)
Nonaccrual loans:

Commercial, financial and agricultural	$24,494	$27,764

Real estate construction	17,457	11,794

Real estate — commercial	13,646	10,935

Real estate — residential	11,871	9,574

Consumer	8,767	5,403

Total nonaccrual loans	76,235	65,470

Renegotiated loans	319	327

Other real estate	19,755	26,478

Total nonperforming assets	$96,309	$92,275

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

         During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed conduit, created as a wholly-owned subsidiary of an independent third party. Sunbelt was structured as a Qualifying Special Purpose Entity (“QSPE”), as defined by the Financial Accounting Standards Board (“FASB”) Statement No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account securities portfolio and financing its purchases through the issuance of P-1/F1 rated commercial paper. At September 30, 2002 and December 31, 2001, all securities held by Sunbelt were AAA/Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s or Fitch Ratings. Approximately 98 percent of the securities held by Sunbelt at September 30, 2002 were variable rate. The recorded value of Sunbelt’s total assets, which approximated market value, were $1.2 billion and $1.6 billion at September 30, 2002 and December 31, 2001, respectively. The Company realized fee income of $2.2 million for each of the quarters ended September 30, 2002 and 2001, and $6.0 million and $5.8 million for the nine months ended September 30, 2002 and 2001, respectively, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. Receivables from Sunbelt were $3.3 million and $3.9 million at September 30, 2002 and December 31, 2001, respectively. There were no outstanding payables to Sunbelt at September 30, 2002 or December 31, 2001. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect since the underlying assets, which are all highly rated and primarily variable rate, are eligible investments for the Company and would be available to secure advances. Additionally, if an event occurs the Company would continue to meet the banking industry regulatory capital requirements for “well-capitalized” banks. The commitments, which are renewable at least annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of September 30, 2002.

         In June 2001, the Company sold a $500 million participation interest in a pool of performing commercial real estate loans to an unaffiliated third party asset-backed commercial paper conduit. This conduit is capable of achieving credit ratings superior to those of the Company. The transaction has a revolving structure which allows the Company to sell additional participations to maintain a $500 million balance. During the second quarter, the Company and the conduit mutually decided to discontinue the sale of additional participation interests to the conduit. The balance of the participation interest will continue to decline as the underlying loans amortize. The balance of the participation interest was $416 million and $500 million at September 30, 2002 and December 31, 2001, respectively. The market value of the assets sold approximated book value resulting in no gain or loss recognition at the date of sale. Under the terms of the transaction, the Company remains obligated for any credit related charge offs. The Company recognized liquidity provider fee income and servicing fee income of $1.4 million and $1.5 million for the quarters ended September 30, 2002 and 2001, respectively, and $4.4 million and $1.5 million for the nine months ended September 30, 2002 and 2001, respectively. The receivables from the conduit were approximately $350,000 and $400,000 at September 30, 2002 and December 31, 2001, respectively. At December 31, 2001, the payable to the conduit was $42,000 and at September 30, 2002 there was no payable to the conduit. The Company, under agreements with the conduit, may be required to purchase loans or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect since the loans are performing and are primarily floating rate. Additionally, if an event occurs the Company would continue to meet the banking industry regulatory capital requirements for “well-capitalized” banks. The commitments, which are renewable at least annually at the Company’s option, are for amounts up to $510 million. At September 30, 2002, all loans were performing.

NOTE 8 – Shareholders’ Equity

         During the third quarter of 2001, the Company announced that its board of directors authorized a share repurchase program allowing for the purchase of up to five percent, or approximately 6.4 million shares, of the Company’s outstanding common stock. The timing and amount of purchases under the program is dependent upon the availability and alternative uses of capital, market conditions and other factors. Through September 30, 2002, 3.0 million shares had been repurchased at a cost of $82.9 million. Approximately 1.5 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans. On April 15, 2002, the Company’s shareholders approved an increase in the common stock authorized to be issued from 200 million shares to 300 million shares. In 2002, the Company increased its quarterly dividend

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

per share to $0.25 per common share, from to $0.23 in 2001.

         At September 30, 2002, accumulated other comprehensive income included $44.0 million from the effective portion of cash flow hedges and $106.9 million of net unrealized gains on investment securities available for sale. At December 31, 2001, accumulated other comprehensive income reflected $40.1 million associated with the effective portion of cash flow hedges and $29.8 million of net unrealized gains on investment securities available for sale.

NOTE 9 – Goodwill and Other Acquired Intangible Assets

         In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of Statement No. 142. The standards also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and evaluated for impairment if events and circumstances indicate possible impairment. The Company adopted the provisions of Statement No. 141 on July 1, 2001 and Statement No. 142 on January 1, 2002.

         Acquired goodwill and other intangible assets at September 30, 2002 are detailed in the following table.

	As of September 30, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in Thousands)
Acquired intangible assets:

Identifiable amortizing intangibles	$106,894	$(60,528)	$46,366

Amortizing goodwill	62,026	(9,209)	52,817

Nonamortizing goodwill	268,402	(46,089)	222,313

Total acquired intangible assets	$437,322	$(115,826)	$321,496

         During October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which requires that goodwill generated from the acquisition of branches, which meets certain criteria, be accounted for under Statement No. 142, Goodwill and Other Intangible Assets. For further discussion, see Note 10 – Recently Issued Accounting Standards. Aggregate amortization expense for the three and nine months ended September 30, 2002 was $3.0 million and $8.7 million, respectively. Aggregate amortization expense, after adoption of Statement No. 147 for the years ending December 31, 2002 through December 31, 2006 are estimated to be $9.2 million, $7.7 million, $6.2 million, $5.1 million and $3.8 million, respectively.

Nonamortizing Goodwill

         The Company has three reporting units with nonamortizing goodwill, which include Corporate Banking with $149.1 million, Retail Banking with $67.7 million, and Asset Management with $5.5 million as of September 30, 2002. During the nine months ended September 30, 2002 nonamortizing goodwill within the Corporate Banking segment increased by $40.4 million.

         Each segment was tested for impairment on January 1, 2002, when the Company initially adopted Statement No. 142, and again on September 30, 2002, the annual test date. The fair value of each reporting unit was estimated using the expected present value of future cash flows. The fair value approach indicated no impairment of goodwill at January 1, 2002 and at September 30, 2002.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

         The following table presents net income and earnings per share as reported and adjusted to exclude tax effected amortization of goodwill that is no longer being amortized for the three and nine month periods ended September 30, 2002.

	For the Three Months Ended September 30

	2002		2001

	Net	Earnings	Net	Earnings
	Income	Per Share	Income	Per Share

	(in Thousands Except Per Share Data)
Basic earnings per share:

Net income/EPS as reported	$79,618	$0.62	$68,710	$0.53

Add goodwill amortization	—	—	2,682	0.02

Adjusted net income/EPS	$79,618	$0.62	$71,392	$0.55

Diluted earnings per share:

Net income/EPS as reported	$79,618	$0.61	$68,710	$0.53

Add goodwill amortization	—	—	2,682	0.02

Adjusted net income/EPS	$79,618	$0.61	$71,392	$0.55

	For the Nine Months Ended September 30

	2002		2001

	Net	Earnings	Net	Earnings
	Income	Per Share	Income	Per Share

	(in Thousands Except Per Share Data)
Basic earnings per share:

Net income/EPS as reported	$233,496	$1.83	$198,245	$1.56

Add goodwill amortization	—	—	8,037	0.06

Adjusted net income/EPS	$233,496	$1.83	$206,282	$1.62

Diluted earnings per share:

Net income/EPS as reported	$233,496	$1.80	$198,245	$1.55

Add goodwill amortization	—	—	8,037	0.06

Adjusted net income/EPS	$233,496	$1.80	$206,282	$1.61

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

Accounting for the Impairment or Disposal of Long-Lived Assets

         In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this Statement on January 1, 2002 and it did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Accounting for Gains & Losses from the Extinguishment of Debt Instruments

         On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement No. 145 relates to the recording of gains and losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary. Statement No. 145 is effective for fiscal years beginning on or after May 15, 2002. Management does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position or consolidated results of operations.

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

Acquisitions of Certain Financial Institutions

         On October 1, 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions. This Statement addresses the treatment of goodwill related to branch acquisitions. Statement 147 requires that goodwill meeting certain criteria be accounted for under Statement No. 142, Goodwill and Other Intangible Assets. The Company adopted Statement No. 142 on January 1, 2002 and will adopt Statement No. 147 in the fourth quarter of 2002. The Company will restate previously reported quarterly financial information in its annual report on Form 10-K for the period ended December 31, 2002 to remove the amortization expense recognized during the first nine months of 2002, which amounted to $1.9 million. This restatement will be reflected as a change in accounting principle.

Item 2 Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Forward-Looking Information

         This report may contain forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including: sharp and/or rapid changes in interest rates, significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans and gather deposits, significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses, unanticipated issues during the integration of acquisitions, and significant changes in accounting, tax, or regulatory practices or requirements. The Company disclaims any obligation to update any such forward-looking statements.

Critical Accounting Policies

         The accounting principles followed by the Company and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. The Company’s critical accounting policies relate to the allowance for loan losses, the valuation of derivatives and other hedging instruments, the transfer of financial assets, the extinguishment of liabilities and the determination of when special purpose vehicles should be included in the consolidated balance sheets and consolidated statements of income. These policies require the use of estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. These policies require the use of subjective and complex estimates, assumptions and judgments that are important to the portrayal of the Company’s financial condition and results.

         Management’s evaluation process to determine the adequacy of the allowance for loan losses combines three factors which involve the use of estimates, assumptions and judgments: historical loss experience derived from analytical models, current trends and economic conditions, and reasonably foreseeable events. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements.

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

         The Company utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity and market or credit risk management needs. These financing arrangements are with entities that may be in the form of corporations, partnerships, or trusts and are not consolidated in the Company’s balance sheet. The majority of these activities are basic term or revolving securitization vehicles. The Company evaluates whether these entities should be consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the entity is a qualifying special purpose entity (“QSPE”) as defined in Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For nonconsolidation, Statement No. 140 requires the financing entity to be legally isolated, bankruptcy remote and beyond the control of the seller. Management believes these financing entities which qualify as QSPE’s fulfill the nonconsolidation requirements specified in Statement No. 140.

Overview

         The Company had net income of $79.6 million for the third quarter of 2002, a 16 percent increase over the $68.7 million earned during the third quarter of 2001. For the same time period, diluted earnings per share increased 15 percent to $0.61 from $0.53 in the prior year.

         For the first nine months of 2002, net income increased 18 percent to $233.5 million compared to $198.2 million for the same period last year. Diluted earnings per share for the first nine months of 2002 increased 16 percent to $1.80 from $1.55 in the first nine months of 2001.

         The Company operates 344 full-service banking offices including 117 in Texas, 88 in Alabama, 63 in Arizona, 41 in Florida, 24 in Colorado, nine in New Mexico and two in Nebraska.

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

         Net interest income for the quarter ended September 30, 2002, increased $21.4 million over the third quarter of 2001 to $231.8 million with interest income decreasing $26.1 million and interest expense decreasing $47.5 million. The decrease in interest income was due to a 95 basis point decrease in the average yield on earning assets from 7.44 percent to 6.49 percent, offset partially by an increase in average earning assets of $1.3 billion, or 7 percent. The increase in average earning assets from the third quarter of 2001 was primarily the result of a $2.5 billion increase in loans, offset partially by a $974 million decrease in investment securities available for sale. Loans increased due to continued strong loan growth through all of the Company’s markets. The decrease in investment securities available for sale was by design as the Company chose to use cash flows from the portfolio to fund loan growth rather than reinvest into securities. The 29 percent decrease in interest expense over the prior year quarter was the result of a 125 basis point decrease in the rate paid on interest bearing liabilities offset partially by a $820 million increase in average interest bearing liabilities. The increase in interest bearing liabilities was primarily due to increases in both FHLB and other borrowings and interest transaction accounts offset partially by a decrease in certificates of deposit and fed funds purchased. The decrease in certificates of deposits during the last six months of 2001 and the first two quarters of 2002 was by design. Higher rate liabilities were re-channeled into lower cost funding sources. During the second quarter of 2002, the Company targeted growth in certain long term certificates of deposit in anticipation of possible increases in market interest rates.

         For the first nine months, net interest income increased $94.5 million over the first nine months of 2001 to $696.5 million with interest income decreasing $105.0 million and interest expense decreasing $199.0 million. The decrease in interest income was due to a 117 basis point decrease in the average yield for earning assets from 7.80 percent to 6.63 percent, offset partially by an increase in average earning assets of $1.4 billion, or 7 percent. The increase in average earning assets from the first nine months of 2001 was primarily the result of a $1.9 billion increase in loans, offset by a decrease in investment securities available for sale of $408 million. The 36 percent decrease in interest expense over the first nine months of the prior year was the result of a 173 basis point decrease in the rate paid on interest bearing liabilities offset partially by a $862 million increase in average interest bearing liabilities. The changes in earning assets and interest bearing liabilities are discussed in the preceding paragraph.

         Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin increased to 4.30 percent for the third quarter of 2002, compared to 4.16 percent for the third quarter of 2001. For the nine months ended September 30, 2002, net interest margin increased from 4.06 percent to 4.39 percent over the prior year level. These increases resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. During the third quarter of 2002, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 50 basis points as compared to an 18 basis point positive impact for the third quarter of 2001. For the nine months ended September 30, 2002, the Company’s use of interest rate contracts increased the Company’s net interest margin by 48 basis points as compared to an 11 basis point positive impact for the first nine months of 2001.

         The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 2002, as compared to the comparable period of 2001 (in thousands):

	Three Months Ended
	September 30, 2002

	Change
	2001	Attributed to
	To
	2002	Volume	Rate	Mix

Interest income:

Loans	$1,325	$49,481	$(40,547)	$(7,609)

Investment securities held to maturity	(4,492)	(2,608)	(2,299)	415

Investment securities available for sale	(22,841)	(15,532)	(8,691)	1,382

Trading account securities	(81)	(77)	(5)	1

Fed funds and resale agreements	(6)	138	(69)	(75)

Increase (decrease) in interest income	$(26,095)	$31,402	$(51,611)	$(5,886)

Interest expense:

Deposits	$(34,847)	$(430)	$(33,157)	$(1,260)

Fed funds purchased and repos	(17,142)	(8,422)	(13,107)	4,387

Other short-term borrowings	(926)	(317)	(780)	171

FHLB and other borrowings*	5,399	16,092	(7,777)	(2,916)

Increase (decrease) in interest expense	$(47,516)	$6,923	$(54,821)	$382

	Nine Months Ended
	September 30, 2002

	Change
	2001	Attributed to
	To
	2002	Volume	Rate	Mix

Interest income:

Loans	$(37,916)	$122,211	$(139,168)	$(20,959)

Investment securities held to maturity	(12,002)	(7,411)	(5,451)	860

Investment securities available for sale	(53,514)	(19,984)	(35,951)	2,421

Trading account securities	(823)	(377)	(593)	147

Fed funds and resale agreements	(259)	305	(378)	(186)

Increase (decrease) in interest income	$(104,514)	$94,744	$(181,541)	$(17,717)

Interest expense:

Deposits	$(152,743)	$(27,007)	$(128,384)	$2,648

Fed funds purchased and repos	(51,300)	(3,701)	(49,836)	2,237

Other short-term borrowings	(3,727)	(571)	(3,494)	338

FHLB and other borrowings*	8,766	48,108	(28,517)	(10,825)

Increase (decrease) in interest expense	$(199,004)	$16,829	$(210,231)	$(5,602)

*	Includes Capital and Preferred Securities.

Noninterest Income and Noninterest Expense

         During the third quarter of 2002, noninterest income increased $17.9 million, or 18 percent, to $115.2 million. The increase in noninterest income is directly attributable to increases in most of the major fee-based businesses of the Company, including a $10.5 million increase in service charges on deposit accounts, a $7.2 million increase in insurance sales income, a $2.9 million increase in corporate and correspondent investment sales, and a $2.4 million increase in credit card service charges and fees. Noninterest income for the first nine months of 2002 increased $42.9 million, or 15 percent, to $320.1 million due to a $27.0 million increase in service charges on deposit accounts, a $10.2 million increase in insurance sales income, and an $8.4 million increase in credit card service charges and fees. The increases in service charges on deposit accounts for both the three and nine month periods were primarily due to increases in noninterest bearing demand deposit accounts and a revised pricing matrix, while the increases in credit card service charges and fees over the same periods were due to an increased volume of activity in credit card and debit card business. The increases in insurance sales income for both the three and nine month periods were due primarily to the acquisition of three insurance agencies during the current year. Corporate and correspondent investment sales is comprised of fixed income securities sold to correspondent and other institutional investors and interest rate protection products sold to corporate customers. The increase in corporate and correspondent investment sales for both the three and nine month periods is primarily due to an increased volume of interest rate protection contracts sold to customers to protect themselves from interest rate fluctuations. These contracts are matched off with other counterparties mitigating the risk to the Company.

         Noninterest expense, for the quarter ended September 30, 2002, increased $19.7 million, or 12 percent, to $190.2 million over the third quarter of 2001. For the first nine months of 2002, noninterest expense increased $53.4 million, or 11 percent, to $559.7 million. The majority of the increases, for both the three and nine month periods, were in salaries, benefits and commissions, marketing and other noninterest expenses. The increases in salaries, benefits and commissions are a direct reflection of the growth in fee income. The Company’s compensation plans incent the sales force to meet specific sales goals. The increases are primarily the result of their success. The increases in marketing expense reflects a focused strategy to build the Company’s market presence in a number of newer markets as well as increase brand awareness throughout all of the Company’s markets. The increases in other noninterest expense for both the three and nine month periods were primarily due to expenses related to insurance agency acquisitions and expenses related to other real estate.

Income Taxes

         The increase in income tax expense for the three and nine month periods ended September 30, 2002, as compared to the same periods in 2001, is directly attributable to the increase in pretax income.

Provision and Allowance for Loan Losses

         The provision for loan losses for the three and nine months ended September 30, 2002, increased $2.3 million and $32.6 million from the same periods in 2001, respectively. The allowance for loan losses and the resulting provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing economic conditions. The allowance for loan losses at September 30, 2002 was $221.9 million. The ratio of the allowance for loan losses to loans outstanding was 1.41 percent at September 30, 2002, a slight increase from December 31, 2001 levels. Management believes that the allowance for loan losses at September 30, 2002 is adequate.

Nonperforming Assets and Past Due Loans

         Stated as a percentage of total loans and other real estate owned, nonperforming assets at September 30, 2002, were 0.61 percent, down 6 basis points from 0.67 percent at December 31, 2001. At September 30, 2002, the allowance for loan losses as a percentage of nonperforming loans was 290 percent, relatively unchanged compared to 291 percent at December 31, 2001. The allowance for loan losses as a percentage of nonperforming assets increased from 207 percent at December 31, 2001, to 230 percent at September 30, 2002.

         Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate, totaled $96.3 million at September 30, 2002, up slightly from $92.3 million at December 31, 2001. The increase in nonperforming assets was primarily attributable to an increase in nonaccrual loans, offset in part by a decrease in other real estate. Loans past due ninety days or more but still accruing interest increased from $17.6 million at December 31, 2001, to $20.3 million at September 30, 2002. The largest component of the increase related to the Company’s credit card portfolio.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2002	2001

Allowance for Loan Losses

Balance at beginning of period	$191,393	$167,288

Add: Provision charged to income	99,705	67,149

Allowance for loans sold	—	(1,050)

Deduct: Loans charged off	80,475	69,036

Loan recoveries	(11,324)	(10,458)

Net charge-offs	69,151	58,578

Balance at end of period	$221,947	$174,809

Net charge-offs as a percentage of average loans (annualized)	0.63%	0.61%

	September 30, 2002	December 31, 2001

Nonperforming Assets

Nonaccrual loans	$76,235	$65,470

Renegotiated loans	319	327

Total nonperforming loans	76,554	65,797

Other real estate	19,755	26,478

Total nonperforming assets	$96,309	$92,275

Accruing loans ninety days or more past due	$20,271	$17,577

Other repossessed assets	177	806

Allowance as a percentage of loans	1.41%	1.40%

Total nonperforming loans as a percentage of loans	0.49%	0.48%

Total nonperforming assets as a percentage of loans and ORE	0.61%	0.67%

Accruing loans ninety days or more past due as a percentage of loans	0.13%	0.13%

Allowance for loan losses as a percentage of nonperforming loans	289.92%	290.88%

Allowance for loan losses as a percentage of nonperforming assets	230.45%	207.42%

Financial Condition

Overview

         Total assets at September 30, 2002 were $23.7 billion, up from $23.0 billion at December 31, 2001. The increase in assets was due primarily to internal loan growth, partially offset by a decrease in the investments securities portfolio.

Assets and Funding

         At September 30, 2002, earning assets totaled $21.6 billion, slightly above the $21.0 billion in earning assets at December 31, 2001. The largest component of the growth in earning assets was concentrated in loans, which resulted in the change in the mix of earning assets. The mix of earning assets changed with total investment securities and loans comprising 27 percent and 73 percent, respectively, of total earning assets at September 30, 2002, while at December 31, 2001 total investment securities and loans were 35 percent and 65 percent, respectively, of earning assets. Loans increased by $2.1 billion primarily due to internal loan growth. The growth in loans was funded by the $1.5 billion decrease in investments and a $594 million increase in deposits. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings decreased by $1.2 billion since December 31, 2001. The short-term borrowings were replaced by longer term FHLB and other borrowings and guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures.

Liquidity and Capital Resources

         Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At September 30, 2002, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $378 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

         The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong as the ratio of total shareholders’ equity to total assets at September 30, 2002 was 8.35 percent compared to 7.45 percent at December 31, 2001 primarily due to a $136 million increase in retained earnings and a $81 million increase in accumulated other comprehensive income.

         During the third quarter of 2001, the Company announced that its Board of Directors authorized a share repurchase program allowing for the purchase of up to five percent of the Company’s outstanding common stock. The timing and amount of purchases under the program will be dependent upon the availability and alternative uses of capital, market conditions and other factors. Through September 30, 2002, 3.0 million shares had been repurchased at a cost of $82.9 million. Approximately 1.5 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans.

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

         Tier I Capital and Total Qualifying Capital as of September 30, 2002, exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at September 30, 2002 were 9.78 percent and 12.53 percent, respectively, compared to 8.27 percent and 10.94 percent at December 31, 2001. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), period-end goodwill and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 8.24 percent at September 30, 2002 and 6.71 percent at December 31, 2001. The Company’s tangible leverage ratio was 8.19 percent at September 30, 2002 compared to 6.66 percent at December 31, 2001. The increase in these ratios was due primarily to the issuance in March 2002 of $300 million of guaranteed preferred beneficial interest in the Company’s junior subordinated deferrable interest debentures, which qualify for regulatory capital purposes, an increase in retained earnings of $136 million and a $32 million increase in equity resulting from the exercise of stock options. Increased regulatory activity in the financial industry as a whole will continue to impact the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

         The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described on the annual report Form 10-K for the period ended December 31, 2001. Net interest income sensitivities over a one-year time horizon as of September 30, 2002 and December 31, 2001 are shown below.

		Percentage
		Increase/(Decrease)
		in Interest Income/
		Expense Given
		Immediate and
	Principal	Sustained Parallel
	Amount of Earning	Interest Rates Shifts
	Assets, Interest
	Bearing Liabilities	Down 100	Up 100
	and Swaps	Basis Points	Basis Points

	(In thousands)
	(Unaudited)
September 30, 2002:

Assets which reprice in:

One year or less	$9,997,908	(8.45)%	10.25%

Over one year	11,563,468	(4.00)	3.90

	$21,561,376	(5.95)	6.68

Liabilities which reprice in:

One year or less	$12,948,322	(37.88)	41.61

Over one year	4,734,856	(1.90)	2.05

	$17,683,178	(18.39)	20.18

Total net interest income sensitivity		0.11%	0.10%

December 31, 2001:

Assets which reprice in:

One year or less	$8,675,169	(7.79)%	8.70%

Over one year	12,343,878	(4.42)	3.12

	$21,019,047	(5.72)	5.27

Liabilities which reprice in:

One year or less	$13,422,995	(29.17)	31.46

Over one year	4,047,520	(3.05)	3.09

	$17,470,515	(17.61)	18.91

Total net interest income sensitivity		0.24%	(1.56)%

         As shown in the table above, the Company’s net interest income sensitivity decreased from December 31, 2001 to September 30, 2002 in the up 100 basis point rate scenario and remained relatively unchanged in the down 100 basis point rate scenario. The reduced sensitivity to rising rates resulted largely from an increase in the proportion of variable rate loans as well as a reduction in fixed rate securities.

Item 4 Controls and Procedures

         The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of a date within ninety (90) days prior to the date of the filing of this quarterly report on Form 10-Q, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.

         There were no significant changes in the Company’s internal controls or in other factors that significantly affect these controls subsequent to the date of such evaluation.

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

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits

     (3)  Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, Registration No. 000-06032, filed with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

(d)	Certificate of Amendment, dated November 8, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(e)	Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(f)	Certificate of Amendment, dated June 2, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Company’s Registration Statement S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, Registration No. 000-06032, filed with the Commission)

(a) Exhibits (continued)

     (4)  Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

     (10)  Material Contracts

(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(e)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(f)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, Registration No. 000-06032, filed with the Commission)

(g)	Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit10(g) to the December, 31, 2001 Form 10-K filed with the Commission)

(h)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit10(h) to the December, 31, 2001 Form 10-K filed with the Commission)

(i)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit10(i) to the December, 31, 2001 Form 10-K filed with the Commission)

(j)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit10(j) to the December, 31, 2001 Form 10-K filed with the Commission)

(a)  Exhibits (continued)

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit10(k) to the December, 31, 2001 Form 10-K filed with the Commission)

(l)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit10(l) to the December, 31, 2001 Form 10-K filed with the Commission)

(m)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, Registration No. 000-06032, filed with the Commission)

(n)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to the December 31, 1999 Form 10-K filed with the Commission)

(o)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to the December 31, 1999 Form 10-K filed with the Commission)

(p)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to the March 31, 2000 Form 10-Q filed with the Commission)

(q)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit10(q) to the December, 31, 2001 Form 10-K filed with the Commission)

(r)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001 (incorporated by reference to Exhibit10(r) to the December, 31, 2001 Form 10-K filed with the Commission)

(s)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission)

(t)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

(a)  Reports on Form 8-K

         On August 13, 2002, Compass Bancshares, Inc. filed a Form 8-K in which the Principal Executive Officer, D. Paul Jones, Jr., and Principal Financial Officer, Garrett R. Hegel, of Compass Bancshares, Inc. submitted to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2002	/s/ Garrett R. Hegel

Date	By Garrett R. Hegel, as its Chief Financial Officer

CERTIFICATION

         I, D. Paul Jones, Jr., certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Compass Bancshares, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit any statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	COMPASS BANCSHARES, INC.

/s/ D. Paul Jones, Jr.

D. Paul Jones, Jr. Chief Executive Officer

CERTIFICATION

         I, Garrett R. Hegel., certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Compass Bancshares, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit any statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	COMPASS BANCSHARES, INC.

/s/ Garrett R. Hegel

Garrett R. Hegel Chief Financial Officer