Form 10-K
period 2002-12-31
COMPASS BANCSHARES INC
filed 2003-03-11
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002	Commission File No. 0-6032

Compass Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)
15 South 20th Street
Birmingham, Alabama 35233

(Address of principal executive offices)

(205) 297-3000

(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange
Title of each class	on which registered

None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $2 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2):  YES ☑  No ☐

As of January 31, 2003, the aggregate market value of voting and non-voting common equity held by non-affiliates was $3,849,369,109.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2003

Common Stock, $2 Par Value	126,168,830
Documents Incorporated by Reference	Part of 10-K in which incorporated

Proxy Statement for 2003 annual meeting except for information referred to in Item 402(a)(8) of Regulation S-K	Part III

The number of pages of this report is 98.

COMPASS BANCSHARES, INC.

FORM 10-K

DECEMBER 31, 2002

PART I

ITEM 1 — BUSINESS

      The term “Company” is used throughout this Annual Report on Form 10-K to refer to Compass Bancshares, Inc. and its subsidiaries. The term “Parent Company” is used to refer to Compass Bancshares, Inc. wherever a distinction between Compass Bancshares, Inc. and its subsidiaries aids in the understanding of this Annual Report on Form 10-K.

General Development of the Company

      The Company is a financial services company with its principal place of business in Birmingham, Alabama. The Parent Company was organized in 1970 as “Central Bancshares of the South, Inc.” and commenced business in late 1971 upon the acquisition of Central Bank & Trust Co. and State National Bank. The Company subsequently acquired substantially all of the outstanding stock of additional banks located in Alabama, 11 of which were merged in late 1981 to create Central Bank of the South, Alabama’s first statewide bank. In November 1993, the Parent Company changed its name from “Central Bancshares of the South, Inc.” to “Compass Bancshares, Inc.”, and Central Bank of the South, the Company’s lead bank subsidiary, changed its name to “Compass Bank.”

      In February 1987, the Company acquired First National Bank of Crosby near Houston, Texas, and became the first out-of-state bank holding company to acquire a bank in Texas. The Company first expanded into Florida in July 1991, when it acquired Citizens & Builders Federal Savings, F.S.B., in Pensacola, Florida. In December 1998, the Company expanded into Arizona with the acquisition of Tucson-based Arizona Bank. In January 2000, the Company expanded into New Mexico with the acquisition of Albuquerque-based Western Bancshares, Inc. (“Western Bancshares”). In April 2000, the Company expanded into Colorado with the acquisition of Denver-based MegaBank Financial Corp., Inc. In January 2001, the Company expanded into Nebraska with the acquisition of FirsTier Corporation.

Parent Company

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

Subsidiary Banks

      The Company has two bank subsidiaries. The Company’s lead bank subsidiary is Compass Bank, an Alabama banking corporation headquartered in Birmingham, Alabama (“Compass Bank”). The Company’s other bank subsidiary is Central Bank of the South, an Alabama banking corporation headquartered in Anniston, Alabama (“Central Bank of the South”). Central Bank of the South has limited activities. The bank subsidiaries of the Company are referred to collectively herein as the “Subsidiary Banks.”

      Compass Bank conducts a general commercial banking and trust business at 352 bank offices, including 121 in Texas, 89 in Alabama, 65 in Arizona, 42 in Florida, 24 in Colorado, nine in New Mexico and two in Nebraska. In addition, Compass Bank operates loan production offices in Georgia and Maryland. Compass Bank performs banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposits, making personal and commercial loans and furnishing personal and commercial checking accounts. Compass Bank, through its Asset Management division and wholly owned subsidiary St. Johns Investment Company, offers its customers a variety of fiduciary services, including portfolio management and administration and investment services to estates, trusts and employee benefit plans. Compass Bank, through its wholly owned subsidiaries, Texas Insurance Agency, Olson & Olson, Ltd. and Compass Bancshares Insurance, Inc., makes available to its customers and others, as agent for a variety of insurance companies, term life insurance, fixed-rate annuities, property and casualty insurance and other insurance products. Compass Bank, through its wholly owned subsidiaries Compass Mortgage Corporation and Arizona Financial Products, Inc., also provides loans and related products to consumers and investor advisory services to Compass Bank and others.

      Compass Bank provides correspondent banking services, including educational seminars and operational and investment services, to approximately 750 financial institutions located throughout the United States. Through the Correspondent and Investment Services Division, Compass Bank distributes or makes available a variety of investment services and products to institutional and individual investors including institutional sales, bond accounting, safekeeping and interest rate risk analysis services. Through its wholly owned subsidiary Compass Brokerage, Inc., Compass Bank also provides discount brokerage services, mutual funds and variable annuities to individuals and businesses. Compass Bank provides lease financing services to individuals and businesses, through its wholly owned subsidiary Compass Financial Corporation.

Nonbanking Subsidiaries

      The Parent Company, through wholly owned subsidiaries Horizons Insurance Group, Inc. and Schaefer-Smith-Ankeney Insurance Agency, L.C., is engaged in providing insurance products to its customers. The Company may subsequently engage in other activities permissible for registered financial services companies when suitable opportunities develop. Proposals for such further activities are subject to approval by appropriate regulatory authorities. Refer to “Supervision and Regulation” below for a discussion of certain aspects of the regulatory environment in which the Company operates.

Lines of Business

      The Company is currently organized along lines of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics, through various products and services. The Company’s primary operating segments are Corporate Banking, Retail Banking, Asset Management and Treasury.

      The Corporate Banking segment is responsible for providing a full array of banking and investment services to business banking, commercial banking and other institutional clients in each of the Company’s markets. The Corporate Banking segment also includes a National Industries unit that is responsible for serving larger national accounts, principally in targeted industries. In addition to traditional credit and deposit products, the Corporate Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, insurance, interest rate protection and investment products.

      The Retail Banking segment serves the Company’s consumer customers through its 352 full-service banking offices and through the use of alternative delivery channels such as personal computer banking, the internet and telephone banking. The Retail Banking segment provides individuals with a broad array of products and services, including home mortgages, credit cards, deposit accounts, mutual funds and discount brokerage. In addition, Retail Banking serves the Company’s small business customers and is responsible for the Company’s indirect automobile portfolio.

      The Asset Management segment provides specialized investment portfolio management, traditional credit products, financial counseling and customized services to the Company’s private clients and foundations as well as investment management and retirement services to companies and their employees. The Asset Management segment is also the discretionary investment manager of Expedition Funds®, the Company’s family of proprietary mutual funds.

      The Treasury segment’s primary function is to manage the investment securities portfolio, certain residential real estate loans, public entity deposits and the liquidity and funding positions of the Company.

      For financial information regarding the Company’s segments, which are presented by line of business, as of and for the year ended December 31, 2002, 2001 and 2000, see Note 19, Segment Information, in the Notes to Consolidated Financial Statements.

Business Combinations and Divestitures

      The Company may seek to combine with other financial services companies, banks and banking offices when suitable opportunities develop. Discussions are held from time to time with institutions about their possible affiliation with the Company. It is impossible to predict accurately whether any discussions will lead to agreement. Any bid or proposal for the combination of additional banks is subject to approval by appropriate regulatory authorities. Refer to “Supervision and Regulation” below for a discussion of certain aspects of the regulatory environment in which the Company operates. Since 1987, the Company has combined with approximately 50 financial institutions, four insurance agencies and engaged in numerous asset and deposit purchase and sale transactions.

Business Combinations

      On December 2, 2002, the Company completed the acquisition of St. Johns Investment Management Company, a Jacksonville, Florida based investment advisory firm with approximately $250 million in assets under management (“St. Johns”). Founded in 1984, St. Johns specializes in providing comprehensive wealth management services and stewardship of financial resources for high net worth individuals, families, not-for-profit organizations, trusts, 401k plans, retirement and pension plans, corporations, endowments and foundations. The transaction was accounted for under the purchase method of accounting.

      On July 10, 2002, the Company completed the acquisition of Schaefer-Smith-Ankeney Insurance Agency, L.L.C., a Phoenix, Arizona based full-line general insurance brokerage firm (“Schaefer-Smith-Ankeney”). Schaefer-Smith-Ankeney was the largest locally-owned agency in Arizona with revenues in excess of $17 million. The transaction was accounted for under the purchase method of accounting.

      On May 30, 2002, the Company completed the acquisition of Olson & Olson, Ltd., a Denver, Colorado based full-line general insurance brokerage firm (“Olson & Olson”). Olson & Olson, one of the fastest growing full-service agencies in the Rocky Mountain region, has revenues of approximately $4 million and services commercial and retail customers in the Denver metropolitan area. Olson & Olson specializes in providing property and casualty insurance, personal insurance, employee benefit plans and surety products. The transaction was accounted for under the purchase method of accounting.

      On January 4, 2002, the Company completed the acquisition of Horizons Insurance Group, Inc. (“Horizons”), a Dallas, Texas based full-line general insurance brokerage firm with revenues of more than $4 million. Horizons, one of the oldest insurance agencies in North Texas, services commercial and retail customers in the Dallas/Fort Worth metroplex and the southwestern United States. Horizons specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and individuals. The transaction was accounted for under the purchase method of accounting.

      On January 4, 2001, the Company completed the merger with FirsTier Corporation (“FirsTier”). FirsTier was the parent of FirsTier Bank, an approximately $815 million asset bank primarily located in the greater Denver area, and Firstate Bank, an $85 million asset bank in Nebraska. FirsTier shareholders received 6.8 million shares of Compass common stock in exchange for all of the outstanding shares of FirsTier. The transaction was accounted for under the pooling-of-interests method of accounting, and all prior-period information has been restated to reflect the inclusion of FirsTier.

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

      On April 3, 2000, the Company completed the merger with MegaBank Financial Corporation in Denver, Colorado, with assets of approximately $300 million (“MegaBank”). The transaction was accounted for under the pooling-of-interests method of accounting. Prior-period information was not restated to include MegaBank due to immateriality.

      On January 13, 2000, the Company completed the merger with Western Bancshares in Albuquerque, New Mexico, with assets in excess of $300 million. The transaction was accounted for under the pooling-of-interests method of accounting, and all prior-period information has been restated to reflect the inclusion of Western Bancshares.

      Several of the acquisition agreements, related to the insurance agencies and the investment advisory firm, include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals, for a period of typically three years. At December 31, 2002, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $12 million.

Divestitures

      During 2000, the Company completed the sale of eight non-strategic branches in Texas with deposits of approximately $205 million. Gains of $16.7 million were realized on the sales and are included in other income on the Consolidated Statements of Income for the year ended December 31, 2000.

Competition

      The Company encounters intense competition in its businesses, generally from other banks located in Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico, Texas and adjoining states. The Company competes for interest bearing funds with other banks, mutual funds and many non-bank issuers of commercial paper and other securities. In most of the markets served by the Company, it encounters intense competition from other financial institutions, many of which are substantially larger in terms of assets and deposits. Competition for the correspondent banking and securities sales business also exists from commercial and investment banks and brokerage firms. In the case of larger customers, competition exists with financial institutions in major metropolitan areas in the United States, many of which are larger in terms of capital, resources and personnel. Increasingly, in the conduct of certain aspects of its businesses, the Company competes with finance companies, savings and loan associations, credit unions, mutual funds, factors, insurance companies and similar financial institutions.

      There is significant competition among financial services companies in most of the markets served by the Company. The Company believes that intense competition for banking business among bank holding companies with operations in Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico and Texas will continue. During 2003, the competition may further intensify if additional financial services companies enter these states through the acquisition of local financial institutions.

Employees

      At December 31, 2002, the Company had approximately 7,200 full-time equivalent employees. The Company provides a variety of benefit programs including retirement and stock ownership plans as well as group life, health, accident and other insurance. The Company also maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility.

Certain Relationships and Related Transactions

      Compass Bank offers loans to its directors, officers and employees. All of such loans are made in the ordinary course of business, are made on substantially the same terms, including interest rates, collateral and application fees, as those prevailing at the time for comparable transactions with non-affiliated persons and do not involve more than the normal risk of collectibility or present other unfavorable features. The Sarbanes-Oxley Act of 2002 generally prohibits public companies from making personal loans to their directors and executive officers; however, it exempts from this general prohibition loans made by insured depository institutions, such as Compass Bank, in accordance with federal banking regulations. Refer to “Sarbanes-Oxley Act” below for further discussion regarding the Sarbanes-Oxley Act of 2002.

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

      The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of financial institutions in the past and will continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no reasonable prediction can be made as to the future impact that changes in interest rates, deposit levels, or loan demand may have on the business and income of the Parent Company and the Subsidiary Banks.

SUPERVISION AND REGULATION

The Company

      During 2000, the Parent Company filed a declaration with the Federal Reserve to be certified as a financial holding company (“FHC”) under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”). As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act of 1956 (“BHC Act”). The Federal Reserve also may make examinations of the Company and each of its subsidiaries. In addition, certain financial activities of the Company that are permitted by the GLB Act are subject to functional regulation by other state and federal regulatory authorities as described below.

      The GLB Act was enacted on November 12, 1999. The GLB Act permits bank holding companies meeting certain management, capital and community reinvestment standards to engage in a substantially broader range of non-banking activities than were permitted previously, including insurance underwriting and merchant banking activities. The Company has certified that it meets these criteria. The GLB Act repealed sections 20 and 32 of the Glass Steagall Act, permitting affiliations of banks with securities firms and registered investment companies. The GLB Act permits banks to be under common control with securities firms, insurance companies, investment companies and other financial interests if these companies are subsidiaries of an FHC. Some of these affiliations are also permissible for bank subsidiaries. The GLB Act gives the Federal Reserve broad authority to regulate FHCs, but provides for functional regulation of subsidiary activities by the Securities and Exchange Commission, the Federal Trade Commission, state insurance and securities authorities and similar regulatory agencies.

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

      The states of Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico and Texas, where the Company currently operates banking offices, each have laws relating specifically to acquisitions of banks, bank holding companies and other types of financial institutions in those states by financial institutions that are based in, and not based in, those states. In 1995, the State of Alabama enacted an interstate banking act. In general, the Alabama act implements the Interstate Act, specifying five years as the minimum age of banks which may be acquired and participating in interstate branching beginning May 31, 1997. The laws of each of these states currently permit out-of-state bank holding companies to acquire banks in Arizona, Colorado, Florida, Nebraska, New Mexico and Texas, regardless of where the acquiror is based, subject to the satisfaction of various provisions of state law, including the requirement that the bank to be acquired has been in existence at least five years in Arizona, Colorado, Nebraska, New Mexico and Texas and three years in Florida.

      The Federal Reserve Act generally imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve and other affiliates (which includes any holding company of which a bank is a subsidiary and any other non-bank subsidiary of such holding company). Banks that are not members of the Federal Reserve also are subject to these limitations. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or the furnishing of services.

      In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was enacted. This act recapitalized the Bank Insurance Fund (“BIF”), of which the Subsidiary Banks are members, and the Savings Association Insurance Fund (“SAIF”), which insures certain of the Subsidiary Banks’ deposits; substantially revised statutory provisions, including capital standards; restricted certain powers of state banks; gave regulators the authority to limit officer and director compensation; and required holding companies to guarantee the capital compliance of their banks in certain instances. Among other things, FDICIA requires the federal banking agencies to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” as defined by regulations adopted by the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to the greater of 2 percent of total tangible assets or 65 percent of the minimum leverage ratio to be prescribed by regulation. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

      At December 31, 2002, the Subsidiary Banks were “well capitalized” and were not subject to any of the foregoing restrictions, including, without limitation, those relating to brokered deposits. The Subsidiary Banks do not rely upon brokered deposits as a primary source of deposit funding.

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

Recent Legislation

USA Patriot Act

      On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). The USA Patriot Act is intended to allow the federal government to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among its provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti-money laundering program, (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The federal banking agencies have begun proposing and implementing regulations interpreting the USA Patriot Act. It is not anticipated that the USA Patriot Act will have a significant impact on the financial condition or results of operations of the Company.

Sarbanes-Oxley Act

      On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to the recent corporate scandals. The Sarbanes-Oxley Act creates the Public Company Accounting Oversight Board (the “Board”) to oversee the conduct of audits of public companies. The duties of the Board include (i) registering public accounting firms that prepare audit reports, (ii) establishing auditing, quality control, ethics, independence and other standards for the preparation of audit reports, (iii) conducting inspections of registered public accounting firms and (iv) otherwise promoting high professional standards among, and improving the quality of audit services offered by auditors of public companies. The Board will be funded from assessments on public companies and will be subject to the oversight of the Securities and Exchange Commission. In addition, the Sarbanes-Oxley Act attempts to strengthen the independence of public company auditors by, among other things, (i) prohibiting public company auditors from providing certain non-audit services to their audit clients, (ii) requiring a company’s audit committee to preapprove all audit and non-audit services being provided by its independent auditor, (iii) requiring the rotation of audit partners and (iv) prohibiting an auditor from auditing a client that has as its chief executive officer, chief financial officer, chief accounting officer or controller a person that was employed by the auditor during the previous year.

      The Sarbanes-Oxley Act also attempts to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the Securities and Exchange Commission, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company’s financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a misstatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies, (v) prohibiting officers and directors from trading in the company’s equity securities during pension blackout periods and (vi) requiring the Securities and Exchange Commission to issue standards of professional conduct for attorneys representing public companies. In addition, public companies whose securities are listed on a national securities exchange or association must satisfy the following additional requirements: (i) the company’s audit committee must appoint and oversee the company’s auditors, (ii) each member of the company’s audit committee must be independent, (iii) the company’s audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters, (iv) the company’s audit committee must have the authority to engage independent advisors and (v) the company must provide appropriate funding to its audit committee, as determined by the audit committee.

      The Sarbanes-Oxley Act contains several provisions intended to enhance the quality of financial disclosures of public companies, including provisions that (i) require that financial disclosures reflect all material correcting adjustments identified by the company’s auditors, (ii) require the disclosure of all material off-balance sheet transactions, (iii) require the Securities and Exchange Commission to issue rules regarding the use by public companies of pro forma financial information, (iv) with certain limited exceptions, including an exception for financial institutions making loans in compliance with federal banking regulations, prohibit public companies from making personal loans to its officers and directors, (v) with certain limited exceptions, require directors, officers and principal shareholders of public companies to report changes in their ownership in the company’s securities within two business days of the change, (vi) require a company’s management to provide a report of its assessment of the internal controls of the company in its annual report, (vii) require public companies to adopt codes of conduct for senior financial officers and (viii) require companies to disclose whether the company’s audit committee has a financial expert as a member.

      Under the Sarbanes-Oxley Act, the Securities and Exchange Commission is directed to adopt rules designed to protect the independence of research analysts and to require research analysts to disclose conflicts of interest and potential conflicts of interest. The Sarbanes-Oxley Act also directs that certain studies be conducted by the Comptroller General and the Securities and Exchange Commission, including studies regarding the function of credit rating agencies and the role of investment banks and financial advisers in the manipulation of earnings.

      The Sarbanes-Oxley Act imposes criminal liability for certain acts, including altering documents involving federal investigations, bankruptcy proceedings, corporate audits and increases the penalties for certain offenses, including mail and wire fraud. In addition, the Sarbanes-Oxley Act gives added protection to corporate whistle-blowers.

      Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations promulgated by the Securities and Exchange Commission thereunder, the Company does not expect that such compliance will have a material impact on the Company’s financial condition or results of operations.

Website Availability of Reports Filed with the Securities and Exchange Commission

      The Company maintains an Internet website located at www.compassweb.com on which, among other things, the Company makes available, free of charge, various reports that it files with, or furnishes to the Securities and Exchange Commission, including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to the Securities and Exchange Commission. To access these reports directly, users may visit the following Internet address: http://ir.shareholder.com/cbss/sec.cfm.

ITEM 1 (Continued) — STATISTICAL DISCLOSURE

Page(s)

Loan Portfolio	17
Selected Loan Maturity and Interest Rate Sensitivity	17
Managed Loan Portfolio	18
Investment Securities Held to Maturity and Available for Sale	20
Investment Securities Held to Maturity and Available for Sale Maturity Schedule	21
Trading Account Securities	22
Maturities of Time Deposits	23
Short-Term Borrowings	24
Contractual Obligations	26
Commitments	26
Net Interest Income Sensitivity	27
Return on Equity and Assets	29
Capital Ratios	30
Consolidated Average Balance Sheets and Rate/Volume Variances	34 & 35
Summary of Loan Loss Experience	37
Allocation of Allowance for Loan Losses	38
Nonperforming Assets	39

ITEM 2 — PROPERTIES

      The Company owns or leases buildings that are used in the normal course of business. The principal executive office is owned by the Company and is located at 15 South 20th Street, Birmingham, Alabama, in a 289,000 square-foot office building. The Company owns or leases various other offices and facilities in Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico and Texas with remaining lease terms of 1 to 20 years exclusive of renewal options. In addition, the Company owns a 306,000 square-foot administrative headquarters facility located in Birmingham, Alabama.

ITEM 3 — LEGAL PROCEEDINGS

      The Parent Company and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings that relate to lending, collections, servicing, investment, trust and other activities seek substantial sums as damages.

      Among the actions that are pending from time to time are actions filed as class actions. These actions are similar to others that have been brought in recent years in the states in which the Company operates against financial institutions in that they seek substantial compensatory and punitive damages in connection with transactions involving relatively small amounts of actual damages. While these cases can be expensive to defend and may receive significant publicity, in recent years, plaintiffs have not enjoyed much success against the Company.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2002.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information/Dividends

      The primary market for the Parent Company’s common stock is the National Association of Securities Dealers, Inc. Automated Quotation National Market System (the “NASDAQ”). The following table sets forth the high and low closing prices and the end of quarter closing price of the common stock of the Parent Company as reported through the NASDAQ and the dividends paid thereon during the periods indicated.

	High	Low	Close	Dividend

2002:
First Quarter	$31.40	$27.48	$30.87	$0.25
Second Quarter	35.87	30.40	33.60	0.25
Third Quarter	33.88	28.37	29.49	0.25
Fourth Quarter	33.53	26.18	31.27	0.25
2001:
First Quarter	$24.94	$19.13	$21.38	$0.23
Second Quarter	26.50	20.69	26.50	0.23
Third Quarter	29.08	23.34	26.03	0.23
Fourth Quarter	28.58	23.43	28.30	0.23

      The payment of dividends on the Parent Company’s common stock is subject to determination and declaration by the board of directors of the Parent Company. In making the determination whether and in what amount to declare dividends, the Parent Company’s board of directors considers a number of factors, including general economic conditions, regulatory limitations on the payment of dividends, the Company’s capital requirements, the results of operations and financial condition of the Company and tax considerations. There is no assurance that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue.

Holders

      As of January 31, 2003, there were approximately 6,100 shareholders of record of the Parent Company’s common stock of which approximately 5,100 were residents of Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico or Texas.

Securities Authorized for Issuance Under Equity Compensation Plans

      The information required pursuant to Item 201 of Regulation S-K regarding options, warrants and rights granted by the Company to participants in equity compensation plans is incorporated by reference from the sections entitled “Executive Compensation and Other Information, Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement for the Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission.

Recent Sales of Unregistered Securities

      None.

ITEM 6 — SELECTED FINANCIAL DATA

      The following table sets forth selected financial data for the last five years.

	2002	2001	2000	1999	1998

	(in Thousands Except Per Share Data)
Net interest income	$924,855	$825,859	$718,512	$676,702	$604,160
Provision for loan losses	136,331	106,241	65,578	35,201	39,995
Net income	314,399	270,397	241,623	228,968	191,213
Per share data:
Basic earnings	$2.46	$2.13	$1.91	$1.84	$1.55
Diluted earnings	2.42	2.11	1.90	1.82	1.52
Cash dividends declared	1.00	0.92	0.88	0.80	0.70
Balance sheet:
Average total equity	$1,893,637	$1,656,544	$1,353,387	$1,253,070	$1,186,271
Average assets	23,354,103	21,992,587	19,800,819	18,365,158	15,988,646
Period-end FHLB and other borrowings and guaranteed preferred beneficial interests	4,900,132	3,837,450	2,585,185	2,608,223	2,064,220
Period-end total equity	1,931,502	1,715,641	1,510,004	1,254,929	1,248,676
Period-end assets	23,884,709	23,015,000	20,877,160	19,152,848	17,940,640

      The following is a summary of the results of operations for each quarter of 2002 and 2001. Noninterest expense for each of the first three quarters of 2002 is $625,000 less than previously reported in the quarterly filings on form 10-Q as a result of the adoption of the Financial Accounting Standards Board’s (“FASB”) recently issued Statement of Financial Accounting Standards (“SFAS”) No. 147, see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. Additionally, the reduction in noninterest expense resulted in an increase of approximately $234,000 in income tax expense and an increase of approximately $391,000 in net income for each of the three quarters.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in Thousands Except Per Share Data)
2002
Total interest income	$352,206	$348,171	$349,139	$337,407
Total interest expense	118,434	119,615	118,334	105,685
Net interest income	233,772	228,556	230,805	231,722
Provision for loan losses	30,320	34,779	34,606	36,626
Net interest income after provision for loan losses	203,452	193,777	196,199	195,096
Total noninterest income	94,970	109,913	115,224	120,956
Total noninterest expense	182,924	185,324	189,549	194,632
Income tax expense	39,290	39,913	41,865	41,691
Net income	76,208	78,453	80,009	79,729
Per common share:
Basic earnings	0.60	0.62	0.62	0.62
Diluted earnings	0.59	0.60	0.61	0.62

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in Thousands Except Per Share Data)
2001
Total interest income	$392,922	$385,644	$375,001	$364,154
Total interest expense	205,027	184,510	165,850	136,475
Net interest income	187,895	201,134	209,151	227,679
Provision for loan losses	12,881	21,951	32,317	39,092
Net interest income after provision for loan losses	175,014	179,183	176,834	188,587
Total noninterest income	88,719	91,132	97,314	99,213
Total noninterest expense	167,921	167,843	170,506	179,500
Income tax expense	33,249	35,500	34,932	36,148
Net income	62,563	66,972	68,710	72,152
Net income available to common shareholders	64,329	66,972	68,710	72,152
Per common share:
Basic earnings	0.50	0.53	0.53	0.57
Diluted earnings	0.50	0.52	0.53	0.56

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the past three years. The discussion and analysis are intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K. Prior-period information has been restated to reflect the FirsTier and Western Bancshares acquisitions accounted for using the pooling-of-interests accounting method. Financial institutions acquired by the Company during the past three years and accounted for as purchases and immaterial pooling-of-interests are reflected in the financial position and results of operations of the Company since the date of their acquisition.

Forward-Looking Statements

      In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Without limiting the foregoing, the words “believe,” “anticipates,” “plan,” “expects,” and similar expressions are intended to identify forward-looking statements.

      Forward-looking statements are based on current management expectations and, by their nature, are subject to risk and uncertainties because of the possibility of changes in underlying factors and assumptions. Actual conditions, events or results could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons, including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans and gather deposits; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; unanticipated issues during the integration of acquisitions; and significant changes in accounting, tax or regulatory practices or requirements. The Company undertakes no obligation to, nor does it intend to, update forward-looking statements to reflect circumstances or events that occur after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

      The accounting principles followed by the Company and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses; (2) the valuation of derivatives and other hedging instruments, (3) the transfer of financial assets, (4) the extinguishment of liabilities and (5) the determination of when special purpose vehicles should be included in the Consolidated Balance Sheets and Consolidated Statements of Income. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

      Management’s evaluation process to determine the adequacy of the allowance for loan losses combines three factors which involve the use of estimates, assumptions and judgments: historical loss experience derived from analytical models, current trends and economic conditions and reasonably foreseeable events. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements.

      In various segments of its business, the Company uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. The Company believes that its techniques for addressing these judgmental areas are in accordance with generally accepted accounting principles and are in line with industry practices in assessing hedge effectiveness. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained.

      The Company utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity and market or credit risk management needs. These financing arrangements are with separate legal entities, corporations, partnerships, or trusts, and are not consolidated in the Company’s balance sheet. The majority of these activities are basic term or revolving securitization vehicles. The Company evaluates whether these entities should be consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the entity is a qualifying special purpose entity (“QSPE”) as defined in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For nonconsolidation, SFAS No. 140 requires the financing entity to be legally isolated, bankruptcy remote and beyond the control of the seller. Management believes these financing entities which qualify as QSPE’s fulfill the nonconsolidation requirements specified in SFAS No. 140.

Net Income and Earnings Per Share

      In 2002, the Company reported record net income of $314 million, a 16 percent increase over net income of $270 million in 2001, which represented a 12 percent increase over 2000. Basic earnings per share for 2002 was $2.46, also a record, compared with $2.13 per share in 2001 and $1.91 per share in 2000, representing a 15 percent increase in 2002 and a 12 percent increase in 2001. Diluted earnings per share increased to $2.42 in 2002, a 15 percent increase from $2.11 per share in 2001. Diluted earnings per share in 2001 increased 11 percent over 2000. Pretax income for 2002 increased $67 million, or 16 percent, over 2001 while income tax expense increased 16 percent over the same period. The effective tax rate was 34.1 percent for both 2002 and 2001.

Earning Assets

      Average earning assets in 2002 increased 6 percent over 2001 due principally to a 16 percent increase in total loans, offset partially by a 12 percent decrease in total investment securities. The average earning asset mix in 2002 changed from 2001 with loans at 71 percent and 65 percent for 2002 and 2001, respectively, and total investment securities at 29 percent and 35 percent for 2002 and 2001, respectively. The mix of earning assets is monitored on a continuous basis in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.

Loans

      Total loans outstanding at year end increased 20 percent over previous year end levels. Residential real estate mortgage loans increased 34 percent, home equity loans and lines increased 49 percent while commercial real estate mortgage loans increased 33 percent from year end 2001 to year end 2002. The increase in the residential real estate loan categories is due to favorable interest rates along with a targeted increase in home equity loans and lines of credit. The increase in commercial real estate mortgage loans is based on strong demand coupled with the termination of the commercial real estate conduit, see Note 10, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements. Consumer installment indirect, which are primarily automobile loans, and direct loans increased 34 percent, compared to 2001 levels. The increase in indirect loans continues the trend of targeted growth in this market.

      Total loans outstanding at December 31, 2001 increased 12 percent over previous year end levels. Commercial, financial and agricultural loans decreased two percent in 2001 compared to the previous year. Commercial real estate construction loans decreased eight percent while commercial real estate mortgage loans increased 13 percent from year end 2000 to year end 2001. Consumer installment indirect and direct loans increased by 42 percent and residential real estate mortgages increased 47 percent compared to 2000. Additionally, residential real estate construction loans increased 19 percent and home equity loans and lines of credit increased 18 percent. For additional information regarding the Company’s loan portfolio, see Note 3, Loans and Allowance for Loan Losses, in the Notes to Consolidated Financial Statements.

      The Loan Portfolio table presents the classifications of loans by major category at December 31, 2002, and for each of the preceding four years. The second table presents maturities of certain loan classifications at December 31, 2002, and an analysis of the rate structure for such loans with maturities greater than one year.

Loan Portfolio

	December 31

	2002		2001		2000		1999		1998

		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,959,429	24.0%	$3,987,419	29.1%	$4,056,090	33.1%	$3,585,432	31.0%	$3,190,708	30.3%
Commercial real estate — construction	1,486,076	9.0	1,397,627	10.2	1,519,759	12.4	1,205,655	10.4	1,309,141	12.4
Commercial real estate — mortgage	3,214,712	19.5	2,417,195	17.6	2,140,270	17.5	1,877,619	16.2	1,474,267	14.0

Total commercial loans	8,660,217	52.5	7,802,241	56.9	7,716,119	63.0	6,668,706	57.6	5,974,116	56.7
Consumer loans:
Residential real estate — construction	1,045,504	6.3	914,964	6.7	771,821	6.3	667,048	5.8	*
Residential real estate — mortgage	2,112,155	12.9	1,574,477	11.5	1,068,922	8.7	1,865,169	16.2	2,195,880	20.8
Equity lines of credit	978,920	5.9	478,424	3.5	319,107	2.6	247,718	2.1	241,180	2.3
Equity loans	895,113	5.4	779,050	5.7	744,024	6.1	479,483	4.1	244,600	2.3
Credit card	462,252	2.8	426,644	3.1	417,002	3.4	358,039	3.1	298,846	2.8
Consumer installment — direct	437,500	2.7	500,324	3.6	443,091	3.6	468,566	4.1	447,984	4.3
Consumer installment — indirect	1,889,659	11.5	1,231,162	9.0	778,668	6.3	803,949	7.0	1,136,234	10.8

Total consumer loans	7,821,103	47.5	5,905,045	43.1	4,542,635	37.0	4,889,972	42.4	4,564,724	43.3

	16,481,320	100.0%	13,707,286	100.0%	12,258,754	100.0%	11,558,678	100.0%	10,538,840	100.0%

Less:
Allowance for loan losses	232,830		191,393		167,288		151,211		141,609

Net loans	$16,248,490		$13,515,893		$12,091,466		$11,407,467		$10,397,231

*	Data not available, amounts included in commercial real estate construction for 1998.

Selected Loan Maturity and Interest Rate Sensitivity

					Rate Structure For Loans
	Maturity				Maturing Over One Year

	One	Over One Year	Over		Fixed	Floating or
	Year or	Through Five	Five		Interest	Adjustable
	Less	Years	Years	Total	Rate	Rate

	(in Thousands)
Commercial, financial and agricultural	$1,970,902	$1,544,693	$443,834	$3,959,429	$714,634	$1,273,893
Real estate — construction	1,477,187	1,033,378	21,015	2,531,580	125,081	929,312

	$3,448,089	$2,578,071	$464,849	$6,491,009	$839,715	$2,203,205

*	Real estate — construction includes both real estate — construction commercial and consumer

      Managed loans include loans recorded on the balance sheet and loans that have been securitized and sold or retained as investment securities available for sale. A detailed discussion of the securitization transactions utilized by the Company is included in Note 4, Managed Loans, in the Notes to Consolidated Financial Statements.

      At December 31, 2002, managed loans totaled $17.6 billion, up from the $15.9 billion at December 31, 2001 and $14.4 billion at December 31, 2000. The 10 percent increase in managed loans during 2002 was due to the Company’s focus on generating loan growth in the markets it serves.

      The increase in managed loans during 2002 was primarily driven by the growth in the consumer categories. As shown in the table below, consumer equity loans, installment indirect loans and equity lines of credit led the growth in consumer loans during 2002. The growth in these consumer portfolios is the result of targeted growth and the favorable interest rate environment. Additionally, the growth in equity lines of credit reflected the Company’s ability to extend existing customer relationships. The growth in commercial loans was primarily the result of an increase in commercial real estate mortgage loans and real estate construction loans. Overall, the historical mix of the Company’s managed loans has shifted from a slightly more commercial portfolio, in 2000 and 2001, to a more equally weighted portfolio between commercial and consumer in the current year.

Managed Loan Portfolio

	December 31

	2002		2001		2000

		Percent		Percent		Percent
		of Total		of Total		of Total
		Managed		Managed		Managed
	Amount	Loans	Amount	Loans	Amount	Loans

	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$4,090,775	23.3%	$4,153,778	26.1%	$4,056,090	28.2%
Commercial real estate — construction	1,486,076	8.5	1,397,627	8.8	1,519,759	10.6
Commercial real estate — mortgage	3,214,712	18.3	2,917,195	18.3	2,140,270	14.8

Total commercial loans	8,791,563	50.1	8,468,600	53.2	7,716,119	53.6
Consumer loans:
Residential real estate — construction	1,045,504	6.0	914,964	5.7	771,821	5.3
Residential real estate — mortgage	3,031,570	17.2	3,014,650	18.9	2,902,966	20.2
Equity lines of credit	978,920	5.6	478,424	3.0	319,107	2.2
Equity loans	895,113	5.1	779,050	4.9	744,024	5.2
Credit card	462,252	2.6	426,644	2.7	417,002	2.9
Consumer installment — direct	437,500	2.5	500,324	3.1	443,091	3.1
Consumer installment — indirect	1,919,188	10.9	1,343,764	8.5	1,078,660	7.5

Total consumer loans	8,770,047	49.9	7,457,820	46.8	6,676,671	46.4

Total managed loans	$17,561,610	100.0%	$15,926,420	100.0%	$14,392,790	100.0%

Investment Securities

      The composition of the Company’s total investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate sensitivity position while at the same time producing adequate levels of interest income. The Company’s investment securities are classified into one of three categories based upon management’s intent to hold the investment securities: (i) trading account securities, (ii) investment securities held to maturity or (iii) investment securities available for sale. Investment securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Investment securities designated to be held to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, with such amortization and accretion being determined by the interest method. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Management of the maturity of the portfolio is necessary to provide liquidity and control interest rate risk. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain (loss) on the portfolio of investment securities available for sale are reflected as adjustments to the carrying value of the portfolio and, for the tax-effected amounts, as adjustments to accumulated other comprehensive income, a separate component of shareholders’ equity.

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

      For additional financial information regarding the Company’s investment securities, see Note 2, Investment Securities Held to Maturity and Investment Securities Available for Sale, in the Notes to Consolidated Financial Statements.

      Maturities of investment securities held to maturity in 2002, 2001 and 2000 were $428 million, $283 million and $153 million, respectively. Sales and maturities of investment securities available for sale in 2002 were $582 million and $2.1 billion, respectively, while sales and maturities of investment securities available for sale were $781 million and $1.8 billion, respectively, in 2001. In 2000, sales and maturities of investment securities available for sale were $280 million and $783 million, respectively. Net gains realized on the sale of investment securities available for sale were $4.2 million, $7.6 million and $4,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Gross unrealized gains in the Company’s investment securities held to maturity portfolio at year end 2002 totaled $15.1 million and gross unrealized losses totaled $12,000. At December 31, 2002, gross unrealized gains and losses in the investment securities available for sale portfolio were $163 million and $1,000, respectively. These gains and losses have been recognized through other comprehensive income. For an analysis of unrealized gains and losses recognized in other comprehensive income, see Note 21, Comprehensive Income, in the Notes to Consolidated Financial Statements.

      Total average investment securities, including both held to maturity and available for sale, decreased 12 percent and increased 15 percent during 2002 and 2001, respectively. The decrease in 2002 was primarily due to the sale and maturity of $3.1 billion of securities, which was partially offset by the purchase of $1 billion of securities. The increase in 2001 was due in part to the purchase of $3.4 billion of securities, which was partially offset by the sale and maturity of $2.9 billion of securities. The following table reflects the carrying amount of the investment securities portfolio at the end of each of the last three years.

Investment Securities Held to Maturity and Available for Sale

	December 31

	2002	2001	2000

	(in Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$87	$92	$61,738
Mortgage-backed pass-through securities	163,748	43,629	88,241
Collateralized mortgage obligations:
Agency	9,662	21,703	195,296
Non-agency	257,557	573,900	1,007,278
States and political subdivisions	43,791	67,450	79,871
Other	600	750	2,265

	$475,445	$707,524	$1,434,689

Investment securities available for sale:
U.S. Treasury	$43,374	$107,182	$148,514
U.S. Government agencies and corporations	80,890	64,456	204,820
Mortgage-backed pass-through securities	1,593,399	2,107,356	421,494
Collateralized mortgage obligations:
Agency	1,254,899	1,331,057	831,956
Non-agency	1,176,942	2,321,439	2,926,862
States and political subdivisions	93,444	102,742	114,541
Asset-backed securities and corporate bonds	50,181	201,727	262,842
Other	327,597	279,849	189,180

	4,620,726	6,515,808	5,100,209
Net unrealized gain (loss)	162,970	47,897	(25,390)

	4,783,696	6,563,705	5,074,819

Total	$5,259,141	$7,271,229	$6,509,508

      The maturities and weighted average yields of the investment securities held to maturity and investment securities available for sale portfolios at the end of 2002 are presented in the following table using average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the amortized cost rather than the net carrying value, (i.e., fair value) of these securities. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.

Investment Securities Held to Maturity and Available for Sale Maturity Schedule

	Maturing

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(in Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$51	4.75%	$—	—%	$36	2.34%	$—	—%
Mortgage-backed pass-through securities	47,775	7.33	111,555	7.28	3,846	5.15	572	6.78
Collateralized mortgage obligations	189,309	5.95	77,910	5.92	—	—	—	—
States and political subdivisions	7,419	8.13	23,715	9.15	6,754	9.68	5,903	10.76
Other	50	7.51	550	4.79	—	—	—	—

	244,604	6.28	213,730	6.98	10,636	8.02	6,475	10.41

Investment securities available for sale — amortized cost:
U.S. Treasury	1,990	6.04	41,384	3.53	—	—	—	—
U.S. Government agencies and corporations	2,000	5.69	49,626	6.31	29,113	6.23	151	2.25
Mortgage-backed pass-through securities	441,162	6.62	1,135,655	6.47	14,985	6.25	1,597	6.28
Collateralized mortgage obligations	567,901	6.08	1,854,300	6.53	9,640	6.98	—	—
States and political subdivisions	3,365	7.20	15,944	7.32	16,917	7.52	57,218	7.30
Asset-backed securities and corporate bonds	45,338	7.06	4,843	6.09	—	—	—	—
Other	327,597	3.77	—	—	—	—	—	—

	1,389,353	5.74	3,101,752	6.47	70,655	6.65	58,966	7.26

Total	$1,633,957	5.82	$3,315,482	6.50	$81,291	6.83	$65,441	7.57

      While the weighted average stated maturities of total mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are 22.4 years and 21.6 years, respectively, the corresponding weighted average expected lives assumed in the above table are 2.1 years and 1.8 years. During a period of rising rates, prepayment speeds generally slow on MBS and CMOs with a resulting extension in average life, and vice versa during declining rates. At December 31, 2002, given a 100 basis point immediate and permanent parallel increase in rates, the expected average lives for MBS and CMOs would be 3.7 years. Similarly, given a 100 basis point immediate and permanent parallel decrease in rates, the expected average lives for MBS and CMOs would be 1.5 and 1.1 years, respectively.

      The weighted average market prices as a percentage of par value for MBS and CMOs at December 31, 2002, were 106.1 and 103.6, respectively. The market prices for MBS and CMOs generally decline in a rising rate environment due to the resulting increase in average life, the below market yield on fixed rate securities and the impact of annual and life rate caps on adjustable-rate securities. The opposite is generally true during a period of falling rates. At December 31, 2002, fixed-rate MBS and CMOs totaled $1.7 billion and $1.9 billion, respectively, with corresponding weighted average expected lives of 2.1 and 1.7 years. Adjustable-

rate MBS and CMOs totaled $101.1 million and $777.6 million, respectively, with corresponding weighted average expected lives of 3.1 and 1.9 years. Substantially all adjustable-rate MBS and CMOs are subject to life rate caps, and MBS are also generally subject to a two percent annual cap. The weighted average life caps at year end were 12.3 percent and 10.0 percent for MBS and CMOs, respectively, and the corresponding weighted average coupon rates at year end were 7.01 percent and 6.70 percent.

      At December 31, 2002, given a 100 basis point immediate and permanent parallel increase in rates, the estimated market prices for MBS and CMOs would be 104.7 and 102.2, respectively. Given a 100 basis point immediate and permanent parallel decrease in rates, the estimated market prices for MBS and CMOs would be 106.8 and 104.4, respectively. For additional information regarding the Company’s investment securities, see Note 2, Investment Securities Held to Maturity and Investment Securities Available for Sale, in the Notes to Consolidated Financial Statements.

Trading Account Securities

      Securities carried in the Company’s trading account securities portfolio are primarily held for sale to institutional customers for their investment portfolios and generally are sold within thirty days of purchase. Interest rate floors and caps are sold to customers to protect themselves against interest rate fluctuation. The primary purpose for using interest rate swaps in the trading account is to facilitate customer transactions. The trading interest rate contract portfolio is actively managed and hedged with similar products to limit market value risk of the portfolio. Changes in the estimated fair value of contracts in the trading account along with the related interest settlements on the contracts are recorded in other noninterest income as trading account profits and commissions. The volume of activity is directly related to general market conditions and reactions to the changing interest rate environment. The average balance in the trading account securities portfolio increased by 14 percent from $22.5 million for the year ended December 31, 2001 to $25.7 million for the year ended December 31, 2002. The average balance in the trading account securities portfolio decreased by 26 percent from $30.3 million for the year ended December 31, 2000, to $22.5 million for the year ended December 31, 2001. See Note 10, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for a summary of interest rate contracts held in the trading account at December 31, 2002.

      The following table details the composition of the Company’s trading account at December 31, 2002, 2001 and 2000.

Trading Account Securities

	December 31

	2002	2001	2000

	(in Thousands)
U.S. Treasury and Government agency	$1,190	$2,020	$5,076
States and political subdivisions	2,071	6,455	2,091
Mortgage-backed pass-through securities	2,773	9,876	8,621
Other securities	—	—	133
Collateralized mortgage obligations	1,333	454	275
Interest rate floors, caps and swaps	15,343	2,526	1,015

	$22,710	$21,331	$17,211

Deposits and Borrowed Funds

      Deposits remain the Company’s primary source of funding earning asset growth. Average deposits totaled $14.1 billion, a three percent increase over prior year levels. The increase in deposits was primarily attributable to a 12 percent increase in both savings deposits and noninterest bearing demand deposits offset partially by a 17 percent decrease in time deposits. The decrease in time deposits was due to a strategic decision, during the first six months of 2002, designed to re-channel higher yielding certificates of deposit into lower cost funding sources while focusing on the growth of noninterest bearing deposits and savings accounts. As part of its overall funding strategy, the Company focuses on the mix of deposits and, in particular, maintaining an appropriate level of transaction accounts as a percentage of total deposits. During 2002, average transaction accounts made up 75 percent of total deposits, an increase over the prior two years. Average interest bearing deposits made up 60 percent of total average interest bearing liabilities in 2002, down from 63 percent in 2001 and 74 percent in 2000.

      The following table summarizes the maturities of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2002.

Maturities of Time Deposits

	Certificates	Other Time
	of Deposit	Deposits
	Over	Over
	$100,000	$100,000	Total

	(in Thousands)
Three months or less	$849,310	$44,587	$893,897
Over three through six months	206,339	—	206,339
Over six through twelve months	180,759	—	180,759
Over twelve months	669,364	—	669,364

	$1,905,772	$44,587	$1,950,359

      While the Company continues to emphasize funding earning asset growth through internal deposit generation, average earning asset growth has exceeded deposit growth. As a result, the Company has relied more heavily on borrowed funds as a supplemental source of funding. Borrowed funds consist of Federal Home Loan Bank (“FHLB”) advances, subordinated debentures, guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (“Capital Securities”) and short-term borrowings, primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Average borrowed funds increased $704 million and $2.3 billion in 2002 and 2001, respectively. Included in other short-term borrowings are trading account short sales and the commercial paper of the Company. For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 8, FHLB and Other Borrowings, and Note 9, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements. For additional information about deposits, see Note 6, Deposits, in the Notes to Consolidated Financial Statements.

      The Short-Term Borrowings table below presents the distribution of the Company’s short-term borrowed funds and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year end for the last three years. For additional information regarding the Company’s short-term borrowings, see Note 7, Short-Term Borrowings, in the Notes to Consolidated Financial Statements.

Short-Term Borrowings

	Year Ended December 31

	Maximum				Average
	Outstanding		Average		Interest
	At Any	Average	Interest	Ending	Rate At
	Month End	Balance	Rate	Balance	Year End

	(in Thousands)
2002
Federal funds purchased	$2,923,865	$1,842,137	1.68%	$895,685	1.01%
Securities sold under agreements to repurchase	567,180	458,465	1.40	447,515	0.94
Short sales	5,369	3,647	1.40	2,461	0.04
Commercial paper	76,928	68,980	1.18	76,928	0.76
Other short-term borrowings	452,754	79,410	2.12	211,550	0.92

	$4,026,096	$2,452,639		$1,634,139

2001
Federal funds purchased	$3,051,753	$2,184,731	3.59%	$2,482,595	1.38%
Securities sold under agreements to repurchase	699,993	558,456	3.79	440,207	1.26
Short sales	4,602	3,976	2.90	3,112	1.64
Commercial paper	108,305	94,354	3.41	95,100	1.30
Other short-term borrowings	595,594	121,664	3.40	453,095	1.29

	$4,460,247	$2,963,181		$3,474,109

2000
Federal funds purchased	$1,475,095	$955,210	6.36%	$1,097,171	5.95%
Securities sold under agreements to repurchase	613,465	457,593	6.15	514,734	5.95
Short sales	19,018	9,961	5.91	3,289	4.54
Commercial paper	114,616	94,044	5.87	85,326	6.07
Other short-term borrowings	336,342	103,849	5.30	74,656	5.23

	$2,558,536	$1,620,657		$1,775,176

Liquidity Management

      Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At December 31, 2002, the Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $261 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

      During 2002, the Company funded the $769 million of growth in interest earning assets and $1.6 billion decrease in federal funds purchased and securities sold under agreements to repurchase through deposits and long-term borrowed funds. Interest bearing deposits increased by $1 billion, while noninterest bearing deposits increased by $388 million, FHLB and other borrowings increased by $730 million and guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures increased $332 million. For more information on the composition of the Company’s long-term borrowings, refer to Note 8, FHLB and Other Borrowings, and Note 9, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements. For additional information about possible liquidity uses, see Note 11, Commitments, Contingencies and Guarantees, in the Notes to Consolidated Financial Statements.

      The following tables present information about the Company’s contractual obligations, which by their terms are not short-term, and commitments at December 31, 2002.

Contractual Obligations

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(in Thousands)
Long-term debt *	$4,900,132	$280,125	$1,754,622	$700,387	$2,164,998
Capital lease obligations	—	—	—	—	—
Operating leases	136,995	16,181	28,962	22,735	69,117
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

	$5,037,127	$296,306	$1,783,584	$723,122	$2,234,115

*	Refer to Note 8, FHLB and Other Borrowings, and Note 9, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements for additional information about these obligations, including certain redemption features.

Commitments

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(in Thousands)
Lines of credit	$8,705,665	$5,255,691	$1,625,293	$1,111,061	$713,620
Standby letters of credit	296,282	22,336	103,144	119,282	51,520
Other contingent liabilities and commitments	—	—	—	—	—

	$9,001,947	$5,278,027	$1,728,437	$1,230,343	$765,140

Interest Rate Sensitivity Management

      The Company’s net interest income, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. The Company manages its exposure to fluctuations in interest rates through policies established by its Asset/ Liability Committee (“ALCO”). The ALCO meets periodically and has responsibility for approving asset/ liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.

      Management utilizes an interest rate simulation model to estimate the sensitivity of the Company’s net interest income to changes in interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.

      The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 2002 is shown below along with comparable prior year information. Such analysis assumes an immediate and sustained parallel shift in interest rates, a static balance sheet and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario.

Net Interest Income Sensitivity

		Percentage Increase
		(Decrease) in Interest
		Income/ Expense Given
		Immediate and Sustained
	Principal Amount	Parallel Interest Rate Shifts
	of Earning Assets,
	Interest Bearing	Down 100	Up 100
	Liabilities	Basis Points	Basis Points

	(in Thousands)
December 31, 2002:
Assets which reprice in:
One year or less	$10,646,982	(10.89)%	12.26%
Over one year	11,141,011	(3.30)	4.13

	$21,787,993	(6.70)	7.77

Liabilities which reprice in:
One year or less	$13,080,590	(37.88)	51.12
Over one year	4,624,597	(1.90)	1.74

	$17,705,187	(18.39)	22.15

Total net interest income sensitivity		(0.86)	1.50

December 31, 2001:
Assets which reprice in:
One year or less	$8,675,169	(7.79)%	8.70%
Over one year	12,343,878	(4.42)	3.12

	$21,019,047	(5.72)	5.27

Liabilities which reprice in:
One year or less	$13,422,995	(29.17)	31.46
Over one year	4,047,520	(3.05)	3.09

	$17,470,515	(17.61)	18.91

Total net interest income sensitivity		0.24	(1.56)

      As shown in the table above, the Company’s net interest income sensitivity from December 31, 2001 to December 31, 2002 went from liability sensitive to asset sensitive. The change in sensitivity resulted largely from an increase in the proportion of variable rate loans, an extension in maturities of consumer certificates of deposit, a reduction in fixed rate securities and a termination of certain receive fixed swaps.

      The ALCO policy is based on the same assumptions as the preceding table and provides that an immediate parallel 100 basis point increase or decrease in interest rates should not reduce net interest income by more than six percent.

      The Company enters into various interest rate contracts not held in the trading account (“interest rate protection products”) to help manage the Company’s interest sensitivity. Such contracts generally have a fixed notional principal amount and include interest rate swaps and interest rate caps and floors. Interest rate swaps are contracts where the Company typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, generally the prime rate or the London Interbank Offered Rate

(“LIBOR”). Interest rate caps and floors purchased are contracts whereby the Company receives, respectively, interest if the specified index rises above the cap rate or falls below the floor rate. The interest rate risk factor in these contracts is considered in the Company’s interest rate risk management program. Refer to Note 10, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for the composition of the Company’s interest rate protection contracts as well as a discussion of interest rate risks, credit risks and derivative instruments.

Capital Resources

      Shareholders’ equity increased by $216 million during 2002 and $206 million during 2001. These increases are primarily due to increases in retained earnings and accumulated other comprehensive income, partially offset by treasury stock purchases.

      Dividends of $128 million were declared on the Parent Company’s common stock in 2002, representing a nine percent increase over 2001. The annual dividend rate in 2002 was $1.00 per common share, a nine percent increase over 2001. The dividend payout ratio was 41 percent, 43 percent and 44 percent for 2002, 2001 and 2000, respectively. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. Subsequent to year end, the Parent Company’s Board of Directors approved a 12 percent increase in the quarterly dividend rate, raising the annual dividend to an indicated $1.12 per common share for 2003. This marked the 22nd consecutive year the Company has increased its dividend.

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

      During the third quarter of 2001, the Company announced that its board of directors authorized a share repurchase program allowing for the purchase of up to five percent, or approximately 6.4 million shares, of the Company’s outstanding common stock. Through December 31, 2002, 6.0 million shares had been repurchased at a cost of $177 million. Approximately 1.7 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At December 31, 2002, approximately 400,000 shares remained available for repurchase under this program. On January 14, 2003, the Company announced that its board of directors authorized an additional share repurchase program allowing for the purchase of up to another five percent, or approximately 6.3 million shares, of the Company’s outstanding common stock. The timing and amount of purchases under the programs is dependent upon the availability and alternative uses of capital, market conditions and other factors.

      On April 15, 2002, the Company’s shareholders approved an increase in the common stock authorized to be issued from 200 million shares to 300 million shares.

      The ratio of average common shareholders’ equity as a percentage of total average assets is one measure used to determine capital strength. Overall, the Company’s capital position remains strong as the ratio of average common shareholders’ equity to average assets for 2002 was 8.11 percent compared to 7.53 percent in 2001 and 6.84 percent in 2000. In order to maintain this ratio at appropriate levels with continued growth in total average assets, a corresponding level of capital growth must be achieved. The table below summarizes these and other key ratios for the Company for each of the last three years.

Return on Equity and Assets

	December 31

	2002	2001	2000

Return on average assets	1.35%	1.23%	1.22%
Return on average equity	16.60	16.32	17.85
Dividend payout ratio	40.68	43.23	43.88
Average common shareholders’ equity to average assets ratio	8.11	7.53	6.84

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

      At December 31, 2002, the Company’s Tier I Capital and Total Qualifying Capital totaled $1.8 billion and $2.4 billion, respectively. The percentage ratios, as calculated under the guidelines, were 9.60 percent and 12.49 percent for Tier I and Total Qualifying Capital, respectively, at year end 2002. These ratios are well above the minimum requirements of four percent for Tier I Capital and eight percent for Total Qualifying Capital. Tier I Capital increased by $342 million, or 23 percent, in 2002 primarily as a result of the issuance of $300 million of capital securities which qualify for regulatory capital and earnings retained by the Company partially offset by the repurchase of treasury stock.

      Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), period-end goodwill and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The Company’s leverage ratio was 7.97 percent at year end 2002 and 6.71 percent at year end 2001, while its tangible leverage ratio was 7.93 percent at year end 2002 and 6.66 percent at year end 2001.

      The following table shows the calculation of capital ratios for the Company for the last two years.

Capital Ratios

	December 31

	2002	2001

	(in Thousands)
Risk-based capital:
Tier I Capital	$1,844,923	$1,502,674
Tangible Tier I Capital	1,834,067	1,490,396
Total Qualifying Capital	2,401,132	1,989,075
Assets:
Net risk-adjusted assets	$19,226,999	$18,179,207
Adjusted quarterly average assets	23,143,837	22,392,945
Adjusted tangible quarterly average assets	23,132,981	22,380,667
Ratios:
Tier I Capital	9.60%	8.27%
Total Qualifying Capital	12.49	10.94
Leverage	7.97	6.71
Tangible leverage	7.93	6.66

      The regulatory capital ratios of the Subsidiary Banks currently exceed the minimum ratios of 5 percent leverage capital, 6 percent Tier I Capital and 10 percent Total Qualifying Capital required in 2002 for “well-capitalized” banks as defined by federal banking regulators. The Company continually monitors these ratios to ensure that the Subsidiary Banks exceed the guidelines. For further information regarding the regulatory capital ratios of the Parent Company and the Subsidiary Banks, see Note 12, Regulatory Matters and Dividends from Subsidiaries, in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Activities

      The Company currently has an agreement with an independent asset-backed commercial paper conduit and had an agreement with another asset-backed commercial paper conduit that was terminated in December 2002. The purpose of these conduits was to diversify the Company’s funding sources. Assets sold to the conduits include highly rated investment grade debt securities and participation interests in a pool of commercial real estate loans. All assets sold to the conduits were performing and no significant gains or losses were recognized on the sales.

Sunbelt Funding Corporation

      During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. Sunbelt was structured as a Qualifying Special Purpose Entity (“QSPE”), as defined by FASB SFAS No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account securities portfolio and financing its purchases through the issuance of P-1/F1 rated commercial paper. At December 31, 2002, all securities held by Sunbelt were AAA/Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s or Fitch Ratings. Approximately 98 percent of the securities held by Sunbelt at December 31, 2002 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.1 billion and $1.6 billion at December 31, 2002 and 2001, respectively. The Company realized fee income of $8 million and $9 million for 2002 and 2001, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At December 31, 2002 and 2001, receivables from Sunbelt were $3 million and $4 million, respectively. There were no outstanding payables to Sunbelt at December 31, 2002 or 2001. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are all highly rated, primarily variable rate and are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of December 31, 2002.

Asset-Backed Commercial Paper Conduit

      During 2001, the Company sold a $500 million participation interest in a pool of performing commercial real estate loans to an unaffiliated third party asset-backed commercial paper conduit. The transaction was revolving which allowed the Company to sell additional participations to maintain a $500 million balance. The conduit was terminated in December of 2002. The market value of the assets both sold and repurchased at termination approximated book value resulting in no gain or loss recognition at the date of sale or repurchase. Under the terms of the transaction and prior to its termination, the Company remained obligated for any credit related charge-offs. The Company recognized liquidity provider fee income and servicing fee income of $4 million for 2002 and $3 million for 2001. At December 31, 2001, the receivable from the conduit was $431,000 and the payable was $42,000. Until its termination, the Company, under agreements with the conduit, was obligated to purchase loans from the conduit or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper; however, the Company was never called upon to purchase loans or provide alternative funding to the conduit. See Note 10, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for additional information about the commercial real estate conduit.

Results of Operations

Net Interest Income

      Net interest income is the principal component of the Company’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. During 2002, 2001 and 2000 the Company’s net interest income was affected by the Federal Reserve adjusting the federal funds target rate. During 2002, the federal funds target rate began at 1.75 percent, was adjusted downward once, and ended the year at 1.25 percent. During 2001, the federal funds target rate began at 6.5 percent, was adjusted downward 11 times, and ended the year at 1.75 percent. The following discussion of net interest income is presented on a taxable equivalent basis, unless otherwise noted, to facilitate performance comparisons among various taxable and tax-exempt assets.

      Net interest income for 2002 increased 12 percent over 2001 after increasing 15 percent in 2001 over 2000. The increases in both 2002 and 2001 were due to the Company’s ability to increase earning assets through loan growth and its ability to manage down the rate paid on interest bearing liabilities. The rate paid on interest bearing liabilities decreased 254 basis points from 2000 to 2002 while the yield on earning assets decreased 175 basis points over the same period. The schedule on pages 34 and 35 provides detail regarding interest income, interest expense and net interest income due to changes in volumes and rates.

      The 2002 yield on average earning assets decreased due to decreases in yields on all asset categories, including a 135 basis point decrease in the yield on loans. The decrease in yields was primarily attributable to the purchase, origination and repricing of interest earning assets at lower rates, as evidenced by the decrease in the federal funds target rate during 2002. The increase in average earning assets was due primarily to a $2 billion increase in loans, partially offset by a $719 million decrease in investment securities available for sale and a $153 million decrease in investment securities held to maturity.

      Total interest expense decreased 33 percent in 2002 due to a 147 basis point decrease in the rate paid on interest bearing liabilities, partially offset by a 4 percent increase in the average volume. Interest expense on interest bearing deposits decreased by 42 percent as the result of a one percent decrease in the average volume and a 166 basis point decrease in rate. For borrowed funds, which represents interest bearing liabilities that are not classified as deposits, a 61 percent decrease in interest expense on federal funds purchased was the result of a 16 percent decrease in the average balance along with a 191 basis point decrease in the rate paid. Similarly, an 18 percent decrease in the average balance of securities sold under agreement to repurchase and a 239 basis point decrease in the rate paid resulted in a 70 percent decrease in interest expense in this category.

      Interest income in 2001 remained relatively flat with 2000 as a result of a 9 percent increase in the volume of average earning assets, offset by a 69 basis point decrease in the average interest rate earned. The decrease in the yield on average earning assets was due to a decrease in yield in most categories of earning assets including an 88 basis point decrease in the yield on loans and a 28 basis point decrease on total investment securities. This decrease in yield was primarily attributable to the repricing of interest earning assets at lower rates, as evidenced by the decrease in the fed funds target rate in 2001.

      Total interest expense decreased 13 percent in 2001 due to a 10 percent increase in the average volume of interest bearing liabilities offset by a decrease of 107 basis points on the rate paid for interest bearing liabilities. Interest expense on interest bearing deposits decreased by 23 percent as the result of a 7 percent decrease in the average volume and an 84 basis point decrease in rate paid for these deposits. For securities sold under agreements to repurchase, a 22 percent increase in the average balance and a 236 basis point decrease resulted in a 25 percent decrease in interest expense in this category. Alternatively, a 29 percent increase in interest expense on federal funds purchased was the result of a 129 percent increase in the average balance partially offset by a 277 basis point decrease in the rate paid.

      Net interest income is commonly evaluated in terms of average rates using the net yield and the interest rate spread. The net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average total earning assets, excluding market adjustments for investment securities available for sale and hedges. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net yield increased 22 basis points to 4.37 percent in 2002 after increasing 20 basis points to 4.15 percent in 2001. The increase in 2002 was due to the 147 basis point decrease in the rate paid on interest bearing liabilities that was only partially offset by a 106 basis point decrease in the yield on average interest earning assets. The increase in 2001 was due to the 107 basis point decrease in the rate paid on interest bearing liabilities that was only partially offset by a 69 basis point decrease in the yield on average interest earning assets.

      The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During 2002, the net interest rate spread increased 41 basis points to 3.91 percent from the 2001 spread of 3.50 percent. During 2001, the net interest rate spread increased 38 basis points from the 2000 spread of 3.12 percent. See the accompanying table entitled Consolidated Average Balance Sheets and Rate/Volume Variances for more information.

      During 2002, the net yield on earning assets was impacted by the Company’s use of interest rate contracts, primarily interest rate swaps, which increased the taxable equivalent net yield on earning assets by 49 basis points. The net yield on earning assets was impacted by interest rate contracts during 2001 and 2000, which increased the taxable equivalent net yield by 17 basis points during 2001 and decreased the taxable equivalent net yield by 3 basis points during 2000.

      The following table presents certain interest rates on a tax equivalent basis. The table on pages 34 and 35 contains these same percentages and all major categories of interest earning assets and interest bearing liabilities. Tax-exempt earning assets continue to make up a small percentage of total earning assets.

	December 31

	2002	2001	2000

Rate earned on interest earning assets	6.54%	7.60%	8.29%
Rate paid on interest bearing liabilities	2.63	4.10	5.17
Interest rate spread	3.91	3.50	3.12
Net yield on earning assets	4.37	4.15	3.95

Consolidated Average Balance Sheets and Rate/ Volume Variances

Taxable Equivalent Basis

(Dollars in Thousands)

	Year Ended December 31

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
YIELD/RATE ANALYSIS	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Earning assets:
Loans [a]	$15,100,844	$1,036,269	6.86%	$13,008,761	$1,068,017	8.21%
Investment securities available for sale [b]	5,412,176	310,949	5.75	6,130,691	392,239	6.40
Investment securities held to maturity	712,403	42,735	6.00	865,445	60,027	6.94
Other	42,254	1,373	3.25	36,558	2,487	6.80

Total earning assets	21,267,677	1,391,326	6.54	20,041,455	1,522,770	7.60
Allowance for loan losses	(210,205)			(171,431)
Unrealized gain (loss) on investment securities available for sale	135,708			48,509
Cash and due from banks	602,608			635,174
Other assets	1,558,315			1,438,880

Total assets	$23,354,103			$21,992,587

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$83,567	1,374	1.64	$117,945	2,288	1.94
Savings deposits	6,963,573	94,528	1.36	6,205,508	166,856	2.69
Certificates of deposit less than $100,000 and other time deposits	2,272,227	99,363	4.37	2,970,117	172,979	5.82
Certificates of deposit of $100,000 or more [b]	1,294,230	44,429	3.43	1,325,403	74,372	5.61

Total interest bearing deposits	10,613,597	239,694	2.26	10,618,973	416,495	3.92
Federal funds purchased	1,842,137	30,910	1.68	2,184,731	78,463	3.59
Securities sold under agreements to repurchase	458,465	6,431	1.40	558,456	21,174	3.79
Other short-term borrowings	152,037	2,544	1.67	219,994	7,475	3.40
FHLB and other borrowings [b]	4,522,157	182,489	4.04	3,307,695	168,255	5.09

Total interest bearing liabilities	17,588,393	462,068	2.63	16,889,849	691,862	4.10

Net interest income/net interest spread		929,258	3.91%		830,908	3.50%

Noninterest bearing demand deposits	3,527,777			3,142,164
Accrued expenses and other liabilities	344,296			304,030
Shareholders’ equity	1,893,637			1,656,544

Total liabilities and shareholders’ equity	$23,354,103			$21,992,587

Net yield on earning assets			4.37%			4.15%

Taxable equivalent adjustment:
Loans		530			533
Investment securities available for sale		2,108			2,209
Investment securities held to maturity		1,710			2,243
Other		55			64

Total taxable equivalent adjustment		4,403			5,049

Net interest income		$924,855			$825,859

[a]	Includes nonaccrual loans

[b]	Excludes adjustment for market valuation

Year Ended December 31
			Change in Interest Income/Expense Attributable to

2000
			2002			2001
Average	Income/	Yield/
Balance	Expense	Rate	Volume	Rate	Mix	Volume	Rate	Mix

$12,112,471	$1,101,110	9.09%	$171,760	$(175,618)	$(27,890)	$81,473	$(106,590)	$(7,976)
4,598,223	303,590	6.60	(45,985)	(39,849)	4,544	101,143	(9,196)	(3,298)
1,505,047	107,573	7.15	(10,621)	(8,135)	1,464	(45,732)	(3,161)	1,347
122,122	8,267	6.77	387	(1,298)	(203)	(5,793)	37	(24)

18,337,863	1,520,540	8.29	115,541	(224,900)	(22,085)	131,091	(118,910)	(9,951)
(157,924)
(148,454)
674,566
1,094,768

$19,800,819

$182,111	3,298	1.81	(667)	(354)	107	(1,161)	237	(86)
6,024,014	229,854	3.82	20,392	(82,533)	(10,187)	6,933	(68,071)	(1,860)
3,424,563	200,543	5.86	(40,617)	(43,067)	10,068	(26,631)	(1,370)	437
1,784,188	109,647	6.15	(1,749)	(28,894)	700	(28,215)	(9,635)	2,575

11,414,876	543,342	4.76	(22,641)	(154,848)	688	(49,074)	(78,839)	1,066
955,210	60,754	6.36	(12,299)	(41,728)	6,474	78,198	(26,459)	(34,030)
457,593	28,142	6.15	(3,790)	(13,347)	2,394	6,203	(10,799)	(2,372)
207,854	11,609	5.59	(2,311)	(3,806)	1,186	679	(4,552)	(261)
2,375,523	153,210	6.45	61,816	(34,731)	(12,851)	60,125	(32,307)	(12,773)

15,411,056	797,057	5.17	20,775	(248,460)	(2,109)	96,131	(152,956)	(48,370)

	723,483	3.12%	$94,766	$23,560	$(19,976)	$34,960	$34,046	$38,419

2,889,724
146,652
1,353,387

$19,800,819

		3.95%

	201
	2,457
	2,259
	54

	4,971

	$718,512

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

      Additionally, a portion of the allowance is for inherent losses which probably exist as of the valuation date even though they may not have been identified by the objective processes used for the allocated portion of the allowance. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors. Some of the factors considered are changes in credit concentrations, loan mix, changes in underwriting practices, including the extent of portfolios of acquired institutions, historical loss experience and the general economic environment in the Company’s markets. While the total allowance is described as consisting of separate portions, these terms are primarily used to describe a process. All portions are available to support inherent losses in the loan portfolio.

      The allowance for loan losses at December 31, 2002, was $233 million, or 1.41 percent of loans, compared with $191 million, or 1.40 percent of loans, at December 31, 2001, and $167 million, or 1.36 percent of loans, at December 31, 2000. The increase in the allowance, for both 2002 and 2001, was due to providing adequate coverage for loan growth and to increase the level of coverage based upon current economic conditions at the time. As shown in the following table, net loan charge-offs in 2002 were $95 million, or 0.63 percent of average loans, compared with $81 million, or 0.62 percent of average loans, in 2001 and $57 million, or 0.47 percent of average loans, in 2000. The increase in net charge-offs during 2002 and 2001 was due to a return to historical levels consistent with current economic conditions. Management believes that the allowance for loan losses at December 31, 2002 is adequate given past experience and the underlying strength of the loan portfolio.

      The following table sets forth information with respect to the Company’s loans and the allowance for loan losses for the last five years.

Summary of Loan Loss Experience

	2002	2001	2000	1999	1998

	(in Thousands)
Average loans outstanding during the year	$15,100,844	$13,008,761	$12,112,471	$10,835,016	$10,088,891

Allowance for loan losses, beginning of year	$191,393	$167,288	$151,211	$141,609	$139,234
Charge-offs:
Commercial, financial and agricultural	38,028	47,970	31,220	11,438	10,139
Commercial real estate — mortgage	3,155	796	196	247	629
Real estate — construction	3,735	1,487	140	161	143
Residential real estate — mortgage	2,098	1,869	1,285	729	646
Equity lines of credit	1,343	462	34	45	154
Equity loans	2,715	693	167	—	39
Credit card	35,296	23,375	17,931	14,818	14,315
Consumer installment — direct	4,739	5,031	5,059	3,528	3,641
Consumer installment — indirect	18,278	12,976	13,161	9,474	13,959

Total	109,387	94,659	69,193	40,440	43,665
Recoveries:
Commercial, financial and agricultural	5,945	4,832	4,227	4,534	2,364
Commercial real estate — mortgage	211	116	23	280	84
Real estate — construction	54	3	5	4	302
Residential real estate — mortgage	390	236	160	115	176
Equity lines of credit	127	4	4	3	54
Equity loans	18	-	—	—	—
Credit card	2,015	2,086	1,881	1,670	1,472
Consumer installment — direct	1,494	1,346	1,254	1,023	1,049
Consumer installment — indirect	4,239	4,950	4,578	3,429	3,756

Total	14,493	13,573	12,132	11,058	9,257

Net charge-offs	94,894	81,086	57,061	29,382	34,408
Provision charged to income	136,331	106,241	65,578	35,201	39,995
Allowance for assets acquired (sold)	—	(1,050)	7,560	3,783	(3,212)

Allowance for loan losses, end of year	$232,830	$191,393	$167,288	$151,211	$141,609

Net charge-offs to average loans outstanding	.63%	.62%	.47%	.27%	.34%

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

Allocation of Allowance for Loan Losses

	December 31

	2002		2001		2000		1999		1998

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	(in Thousands)
Commercial, financial and agricultural	$73,495	24.0%	$64,567	29.1%	$67,953	33.1%	$63,257	31.0%	$49,862	30.3%
Real estate — construction	28,123	15.3	26,720	16.9	26,587	18.7	18,562	16.2	13,535	12.4
Real estate — mortgage:
Residential	14,188	24.2	8,498	20.7	5,561	17.4	3,233	22.4	12,769	25.4
Commercial	23,642	19.5	18,787	17.6	18,760	17.5	17,289	16.2	14,453	14.0
Consumer	93,382	17.0	72,821	15.7	48,427	13.3	48,870	14.2	50,990	17.9

	$232,830	100.0%	$191,393	100.0%	$167,288	100.0%	$151,211	100.0%	$141,609	100.0%

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

      Nonperforming assets at December 31, 2002, were $99 million, an increase of $7 million from year end 2001. Nonperforming loans increased $16 million from year end 2001 to $82 million. During 2002, $18 million of loans were transferred to other real estate owned (“ORE”) offset by total sales of other real estate owned of $18 million, of which substantially all were cash sales. During 2001, loans transferred to other real estate owned totaled $24 million and cash sales were $9 million.

      The recorded investment in impaired loans at December 31, 2002 was $60 million and at December 31, 2001 was $57 million. The Company had specific allowance amounts related to those loans of $10 million at December 31, 2002 and December 31, 2001. There were no impaired loans without a specific allowance at December 31, 2002 or 2001. The average investment in these loans for the years ended December 31, 2002 and 2001 amounted to $59 million and $69 million, respectively.

      Foreclosed real estate decreased $9 million from year end 2001. Accruing loans past due 90 days or more decreased $670,000 compared to the 2001 year end level. Other foreclosed or repossessed assets at year end 2002 totaled approximately $187,000.

      The following table summarizes the Company’s nonperforming assets for each of the last five years.

Nonperforming Assets

	December 31

	2002	2001	2000	1999	1998

	(in Thousands)
Nonacccrual loans	$81,671	$65,470	$86,168	$75,565	$49,263
Renegotiated loans	38	327	84	239	665

Total nonperforming loans	81,709	65,797	86,252	75,804	49,928
Other real estate	17,300	26,478	15,476	7,341	6,968

Total nonperforming assets	$99,009	$92,275	$101,728	$83,145	$56,896

Accruing loans 90 days or more past due	$16,907	$17,577	$19,884	$13,403	$8,987
Total nonperforming loans as a percentage of loans	.50%	.48%	.70%	.66%	.47%
Total nonperforming assets as a percentage of loans and ORE	.60	.67	.83	.72	.54
Loans 90 days or more past due as a percentage of loans	.10	.13	.16	.12	.09

      Details of nonaccrual loans at December 31, 2002 and 2001 appear below:

	2002	2001

	(in Thousands)
Principal balance	$81,671	$65,470
Interest that would have been recorded under original terms	7,979	7,719
Interest actually recorded	4,007	3,522

Noninterest Income

      Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, profits and commissions earned through securities and insurance sales, and corporate and correspondent investment sales. In addition, gains and losses realized from the sale of investment portfolio securities are included in noninterest income. Noninterest income totaled $441 million in 2002, an increase of 17 percent from the prior year, and $376 million in 2001, an increase of 23 percent from that reported in 2000.

      Fee income from service charges on deposit accounts increased 24 percent in 2002 and 22 percent in 2001. The increases in service charges on deposit accounts were primarily due to the success of the Company’s deposit strategy to increase transaction accounts along with significantly increased revenues from the Company’s cash management services.

      Credit card service charge and fee income increased 34 percent in 2002 after an increase of 15 percent in 2001. Increases in interchange income, merchants’ discounts and the volume of both credit and debit card accounts resulted in the increases in income for both 2002 and 2001. These increases reflected management’s efforts to increase income from these services.

      Retail investment sales income, comprised primarily of mutual fund and annuity sales income, increased 12 percent in 2002 after increasing 27 percent in 2001. The 2002 increase reflected management’s efforts to increase sales in this area.

      Corporate and correspondent investment sales increased 17 percent to $26 million in 2002, from $22 million in 2001 and $8 million in 2000. Income from this line item is primarily generated through commissions on the sales of bonds to approximately 750 correspondent banks and matched interest rate protection contracts to corporate customers. Changes in the corporate and correspondent investment sales in future years cannot be predicted accurately because of the uncertainty of changes in market conditions.

      Insurance commissions increased by approximately $17 million from $4 million in 2001. Income from this line item is primarily generated through commissions on the sales of insurance and related products. The Company expanded its insurance business in 2002, acquiring three separate insurance companies throughout its geographic markets.

      Asset management fees decreased two percent in 2002 after an increase of two percent in 2001. During 2002, new business activity was offset by softness in the equity market. Assets under administration were $10.1 billion, $9.6 billion and $10.1 billion at December 31, 2002, 2001 and 2000, respectively.

      Income from bank owned life insurance is directly attributable to the increase in the cash surrender value of the underlying policies for both 2002 and 2001.

      Other noninterest income decreased four percent in 2002 and two percent in 2001. The most significant components of the decrease in other noninterest income in 2002 were decreases in income from securitization servicing and SBA sales.

Noninterest Expense

      Noninterest expense totaled $752 million in 2002, an increase of 10 percent from the prior year, and $686 million in 2001, an increase of 14 percent from that reported in 2000. This increase in 2002 is due primarily to an increase in salaries, benefits and commissions from acquisition activity, the addition of new branches and the Company meeting its performance and sales incentive goals for the current year. The number of full time equivalent employees increased by 127 employees from December 31, 2001 to 7,189 at December 31, 2002 and increased by 79 employees from December 31, 2000 to 7,062 at December 31, 2001. The increases in both 2002 and 2001 are due in large part to acquisitions completed during 2002 and 2001.

      Equipment expense increased 9 percent in 2002 and 14 percent in 2001. The increases in equipment expense were primarily attributable to the Company’s expansion in new and existing markets, discussed above, and the completion of a program started in 1996 to replace a majority of its core application systems with new technology. Net occupancy expense increased by 7 percent in 2002 following a 15 percent increase in 2001. The increases in both 2002 and 2001 were due principally to the opening of new branches, normal renovation of existing properties and acquisitions.

      Marketing expense increased $9 million in 2002 and $6 million in 2001. These increases in marketing expense reflect a focused strategy to build the Company’s market presence in a number of newer markets as well as increase brand awareness throughout all of the Company’s markets. Also, the increases in communications expense of $3 million in both the current year and prior year are related to acquisition activity and the addition of new branches.

      Amortization of intangibles decreased 63 percent or $16 million in 2002 and increased 4 percent in 2001. The decrease in 2002 was the result of the Financial Accounting Standards Board issuing new guidance on the amortization of goodwill acquired through acquisitions. See “Other Accounting Issues” below for further details.

      Merger and integration expenses decreased by $4 million in 2002 after decreasing $2 million in 2001. The decreases in 2002 and 2001 were the result of a continued shift in acquisition strategy from primarily bank acquisitions in 2000 to nonbank acquisitions beginning in 2001 and continuing into 2002 with the acquisition of Horizons Insurance Agency, Olson & Olson, Schaefer-Smith-Ankeney and St. Johns. The nonbank acquisitions typically result in less integration expense than bank acquisitions. Merger and integration expenses include compensation expenses incurred, professional services, data processing systems conversion costs and broker fees.

      Other noninterest expense increased 13 percent in 2002 after a 15 percent increase in 2001. The increase in 2002 was primarily the result of losses on the writedown and sale of fixed assets and an increase in expenses related to other real estate.

Income Taxes

      Income tax expense increased $23 million, or 16 percent, to $163 million for the year ended December 31, 2002. The effective tax rate as a percentage of pretax income was 34.1 percent in 2002, 34.1 percent in 2001 and 32.7 percent in 2000. The statutory federal rate was 35 percent during 2002, 2001 and 2000. For further information concerning the provision for income taxes, refer to Note 16, Income Taxes, in the Notes to Consolidated Financial Statements.

Other Accounting Issues

Accounting for Business Combinations, Goodwill and Other Intangible Assets and Acquisitions of Certain Financial Institutions

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Pooling-of-interests business combinations initiated prior to June 30, 2001 were grandfathered. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of SFAS No. 142. The new standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment. The Company adopted the provisions of SFAS No. 141 on July 1, 2001 and SFAS No. 142 effective January 1, 2002.

      On October 1, 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 addresses the treatment of goodwill related to branch acquisitions. SFAS No. 147 requires that goodwill meeting certain criteria be accounted for under SFAS No. 142. The Company adopted the provisions of SFAS No. 147 in the fourth quarter of 2002. The Company restated previously reported 2002 quarterly financial information, in the summary quarterly results section of Item 6, Selected Financial Data, to remove the amortization expense recognized during the first nine months of 2002, which amounted to $1.9 million. This restatement is reflected as a change in accounting principle. See Note 5, Goodwill and Other Acquired Intangible Assets, in the Notes to Consolidated Financial Statements, for additional discussion of the Company’s intangible assets.

Accounting for Asset Retirement Obligations

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

Accounting for the Impairment or Disposal of Long-Lived Assets

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

Accounting for Gains & Losses from the Extinguishment of Debt Instruments

      On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections. SFAS No. 145 relates to the recording of gains and losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary items. SFAS No. 145 is effective for fiscal years beginning on or after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

Accounting for Costs Associated with Exit or Disposal Activities

      On July 31, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

Accounting for Stock-Based Compensation — Transition and Disclosure

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

      The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Disclosures required by this standard are in Note 1, Summary of Significant Accounting Policies — Stock-Based Compensation, in the Notes to Consolidated Financial Statements. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of APB Opinion 25. See Note 13, Stock Based Compensation, in the Notes to Consolidated Financial Statements, for further discussion of the Company’s stock based plans.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

      On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. See Note 11, Commitments, Contingencies and Guarantees, and Note 15, Business Combinations and Divestitures, in the Notes to Consolidated Financial Statements, for additional discussion of the Company’s financial guarantees as of December 31, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

Consolidation of Variable Interest Entities

      On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation does not apply to securitization structures that are qualified special purpose entities (“QSPE”) as defined within SFAS No. 140. Compass’ remaining securitization structures, as of December 31, 2002, met QSPE standards, and therefore, will not be affected by adoption of this Interpretation, as QSPEs are not included in the scope of FIN 46.

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

      Various information shown elsewhere in this Annual Report on Form 10-K will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the compositions of the loan and securities portfolios, the data on the interest sensitivity of loans and deposits, and the information related to off-balance sheet hedging activities discussed in Note 10, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, should be considered.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

Compass Bancshares, Inc. and Subsidiaries

Financial Statements

Report of Independent Accountants

To the Board of Directors and Shareholders of Compass Bancshares, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 1 and 5 to the consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

January 16, 2003

Compass Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31

	2002	2001

	(in Thousands)
Assets
Cash and due from banks	$734,540	$715,991
Federal funds sold and securities purchased under agreements to resell	24,822	19,201
Trading account securities	22,710	21,331
Investment securities available for sale	4,783,696	6,563,705
Investment securities held to maturity (fair value of $490,518 and $718,694 for 2002 and 2001, respectively)	475,445	707,524
Loans	16,481,320	13,707,286
Allowance for loan losses	(232,830)	(191,393)

Net loans	16,248,490	13,515,893
Premises and equipment, net	491,884	459,901
Goodwill	283,835	236,624
Other assets	819,287	774,830

Total assets	$23,884,709	$23,015,000

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$3,964,471	$3,576,289
Interest bearing	11,170,916	10,158,956

Total deposits	15,135,387	13,735,245
Federal funds purchased and securities sold under agreements to repurchase	1,343,200	2,922,802
Other short-term borrowings	290,939	551,307
FHLB and other borrowings	4,438,416	3,708,143
Guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	461,716	129,307
Accrued expenses and other liabilities	283,549	252,555

Total liabilities	21,953,207	21,299,359
Shareholders’ equity:
Preferred stock (25,000,000 shares authorized)	—	—
Common stock of $2 par value:
Authorized — 300,000,000 shares in 2002 and 200,000,000 shares in 2001;
Issued — 130,412,173 shares in 2002 and 128,759,887 shares in 2001	260,824	257,520
Treasury stock, at cost (4,295,758 shares in 2002 and 1,959,000 shares in 2001)	(129,415)	(50,146)
Surplus	199,907	160,441
Loans to finance stock purchases	(1,563)	(3,399)
Unearned restricted stock	(2,877)	(2,314)
Accumulated other comprehensive income	136,109	69,938
Retained earnings	1,468,517	1,283,601

Total shareholders’ equity	1,931,502	1,715,641

Total liabilities and shareholders’ equity	$23,884,709	$23,015,000

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31

	2002	2001	2000

	(in Thousands Except Per Share Data)
Interest income:
Interest and fees on loans	$1,035,739	$1,067,484	$1,100,909
Interest on investment securities available for sale	308,841	390,030	301,133
Interest on investment securities held to maturity	41,025	57,784	105,314
Interest on federal funds sold and securities purchased under agreements to resell	508	686	6,145
Interest on trading account securities	810	1,737	2,068

Total interest income	1,386,923	1,517,721	1,515,569
Interest expense:
Interest on deposits	239,694	416,495	543,342
Interest on federal funds purchased and securities sold under agreements to repurchase	37,341	99,637	88,896
Interest on other short-term borrowings	2,544	7,475	11,609
Interest on FHLB and other borrowings	167,912	156,808	142,016
Interest on guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	14,577	11,447	11,194

Total interest expense	462,068	691,862	797,057

Net interest income	924,855	825,859	718,512
Provision for loan losses	136,331	106,241	65,578

Net interest income after provision for loan losses	788,524	719,618	652,934
Noninterest income:
Service charges on deposit accounts	191,642	155,008	127,476
Credit card service charges and fees	44,892	33,495	29,242
Retail investment sales	26,105	23,397	18,474
Corporate and correspondent investment sales	25,997	22,263	8,097
Insurance commissions	21,452	4,110	—
Asset management fees	20,149	20,614	20,117
Bank owned life insurance	18,839	18,564	8,356
Investment securities gains, net	4,233	7,583	4
Other	87,754	91,344	93,430

Total noninterest income	441,063	376,378	305,196
Noninterest expense:
Salaries, benefits and commissions	391,056	346,275	304,921
Equipment expense	65,429	60,137	52,812
Net occupancy expense	57,137	53,294	46,199
Professional services	53,146	46,095	37,799
Marketing expense	28,290	19,634	13,231
Communications expense	22,140	19,402	16,791
Amortization of intangibles	9,175	24,709	23,802
Merger and integration	2,842	7,131	8,896
Other	123,214	109,093	94,834

Total noninterest expense	752,429	685,770	599,285

Net income before income tax expense	477,158	410,226	358,845
Income tax expense	162,759	139,829	117,222

Net income	$314,399	$270,397	$241,623

Basic earnings per share	$2.46	$2.13	$1.91
Basic weighted average shares outstanding	127,575	127,617	126,514
Diluted earnings per share	$2.42	$2.11	$1.90
Diluted weighted average shares outstanding	129,850	129,138	127,261

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2002, 2001 and 2000

						Accumulated
						Other		Total
	Preferred	Common	Treasury		Retained	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Stock	Surplus	Earnings	Income (Loss)	Other	Equity	Income

	(in Thousands)
Balance, December 31, 1999	$—	$247,698	$—	$130,937	$974,289	$(93,534)	$(4,461)	$1,254,929
Net income — 2000	—	—	—	—	241,623	—	—	241,623	$241,623
Change in unrealized loss on securities available for sale, net of tax	—	—	—	—	—	76,738	—	76,738	76,738

Comprehensive income									$318,361

Common dividends declared ($0.88 per share)	—	—	—	—	(106,031)	—	—	(106,031)
Exercise of stock options and other issuances	—	437	—	4,142	(31)	—	—	4,548
Issuance of restricted stock	—	191	—	1,419	—	—	(1,610)	—
Cancellation of restricted stock	—	(8)	—	(90)	—	—	98	—
Issuance of common stock for acquisition	—	7,240	—	9,393	19,291	—	—	35,924
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	—	(62)	(62)
Amortization of restricted stock	—	—	—	—	—	—	2,335	2,335

Balance, December 31, 2000	—	255,558	—	145,801	1,129,141	(16,796)	(3,700)	1,510,004
Net income — 2001	—	—	—	—	270,397	—	—	270,397	$270,397
Change in unrealized gain on securities available for sale and hedging instruments, net of tax	—	—	—	—	—	86,734	—	86,734	86,734

Comprehensive income									$357,131

Common dividends declared ($0.92 per share)	—	—	—	—	(117,664)	—	—	(117,664)
Exercise of stock options and other issuances	—	1,757	—	12,615	(39)	—	—	14,333
Issuance of restricted stock	—	207	—	2,053	—	—	(2,260)	—
Cancellation of restricted stock	—	(2)	—	(28)	—	—	30	—
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	—	(1,622)	(1,622)
Repurchase of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	—	—	—	—	1,766		—	1,766
Amortization of restricted stock	—	—	—	—	—	—	1,839	1,839
Purchase of treasury stock	—	—	(50,146)	—	—	—	—	(50,146)

Balance, December 31, 2001	—	257,520	(50,146)	160,441	1,283,601	69,938	(5,713)	1,715,641
Net income — 2002	—	—	—	—	314,399	—	—	314,399	$314,399
Change in unrealized gain on securities available for sale and hedging instruments, net of tax	—	—	—	—	—	66,171	—	66,171	66,171

Comprehensive income									$380,570

Common dividends declared ($1.00 per share)	—	—	—	—	(127,893)	—	—	(127,893)
Exercise of stock options and other issuances	—	3,112	—	32,400	(1,590)	—	—	33,922
Issuance of restricted stock	—	192	—	2,572	—	—	(2,764)	—
Issuance of treasury stock for acquisitions and benefit plans	—	—	47,198	4,494	—	—	—	51,692
Repayments on loans to finance stock purchases, net of advances	—	—	—	—	—	—	1,836	1,836
Amortization of restricted stock	—	—	—	—	—	—	2,201	2,201
Purchase of treasury stock	—	—	(126,467)	—	—	—	—	(126,467)

Balance, December 31, 2002	$—	$260,824	$(129,415)	$199,907	$1,468,517	$136,109	$(4,440)	$1,931,502

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31

	2002	2001	2000

	(in Thousands)
Operating Activities:
Net income	$314,399	$270,397	$241,623
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	116,687	99,446	75,095
Accretion of discount and loan fees	(29,137)	(19,617)	(27,732)
Provision for loan losses	136,331	106,241	65,578
Net change in trading account securities	(1,379)	(4,120)	33,494
Deferred tax expense (benefit)	13,266	(38,826)	37,659
Gain on sale of investment securities available for sale	(4,233)	(7,583)	(4)
Gain on sale of branches	—	—	(16,700)
(Increase) decrease in other assets	33,796	(48,174)	(186,379)
Increase (decrease) in other liabilities	(42,249)	55,141	(4,505)

Net cash provided by operating activities	537,481	412,905	218,129
Investing Activities:
Proceeds from maturities/ calls of investment securities held to maturity	427,860	282,613	152,541
Purchases of investment securities held to maturity	(201,400)	(31,343)	(22,326)
Proceeds from sales of investment securities available for sale	582,274	781,085	280,124
Proceeds from maturities/ calls of investment securities available for sale	2,072,280	1,847,669	783,307
Purchases of investment securities available for sale	(798,003)	(3,326,269)	(447,987)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(5,621)	144,695	(24,178)
Net increase in loan portfolio	(2,863,844)	(1,789,768)	(1,466,061)
Net cash paid in acquisitions/ dispositions	(5,292)	—	(189,682)
Purchases of premises and equipment	(83,587)	(38,921)	(67,888)
Proceeds from sales of other real estate owned	17,716	8,896	9,758

Net cash used by investing activities	(857,617)	(2,121,343)	(992,392)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	771,239	945,347	218,458
Net increase (decrease) in time deposits	620,799	(2,033,900)	541,801
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(1,579,602)	1,310,897	185,765
Net increase (decrease) in other short-term borrowings	(260,368)	388,036	(11,591)
Proceeds from FHLB advances and other borrowings	800,000	1,472,501	1,312,941
Repayment of FHLB advances and other borrowings	(100,427)	(224,913)	(1,367,764)
Issuance (repurchase) of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	300,000	(29,044)	17,822
Common dividends paid	(128,183)	(117,760)	(105,964)
Purchase of treasury stock	(126,467)	(50,146)	—
Issuance of treasury stock for benefit plans, net	5,936	—	—
Repayment of loans to finance stock purchases	5,404	1,372	578
Proceeds from exercise of stock options	30,354	11,224	3,908

Net cash provided by financing activities	338,685	1,673,614	795,954

Net increase (decrease) in cash and due from banks	18,549	(34,824)	21,691
Cash and due from banks at beginning of the year	715,991	750,815	729,124

Cash and due from banks at end of the year	$734,540	$715,991	$750,815

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(1) Summary of Significant Accounting Policies

      The accounting principles followed by the Company and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. Certain principles that significantly affect the determination of financial position, results of operations and cash flows are summarized below.

      Businesses acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the dates of their acquisition. Prior information has been restated to reflect the acquisition of FirsTier Corporation accounted for under the pooling-of-interests method of accounting.

Basis of Presentation

      The Consolidated Financial Statements include the accounts of Compass Bancshares, Inc. and its subsidiaries, Compass Bank, the Company’s lead bank subsidiary headquartered in Birmingham, Alabama, (“Compass Bank”), Central Bank of the South, (collectively, the “Subsidiary Banks”), Horizons Insurance Group (“Horizons”) and Schaefer-Smith-Ankeney Insurance, L.L.C. (“Schaefer-Smith-Ankeney”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

      Compass Bank operates 352 banking offices in Alabama, Arizona, Colorado, Florida, Nebraska, New Mexico and Texas. The branches in Alabama are located throughout the state while its Florida branches are concentrated in the Jacksonville area and in the Florida panhandle. In Texas, the branches are primarily located in the state’s four largest metropolitan areas of Houston, Dallas, San Antonio and Austin. The Arizona operations are primarily located in Tucson and Phoenix. The New Mexico branches are concentrated around the Albuquerque metropolitan area. The Colorado branches are concentrated around the Denver metropolitan area. The Nebraska branches are near the Colorado border. See Note 19, Segment Information, in the Notes to Consolidated Financial Statements, for additional discussion of the Company’s business.

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

Securities

      The Company’s investment securities are classified into one of three categories based upon management’s intent to hold the investment securities: (i) trading account securities, (ii) investment securities held to maturity and (iii) investment securities available for sale. Trading account securities are stated at fair value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts, such amortization and accretion is by the interest method. With regard to investment securities held to maturity, management has the intent and the Company has the ability to hold such securities until maturity. Investment securities available for sale are classified as such due to the fact that management may decide to sell certain securities prior to maturity for liquidity, tax planning or other valid business purposes. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain (loss) on the portfolio of investment securities available for sale are reflected as adjustments to the

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

carrying value of the portfolio and, for the tax-effected amounts, as adjustments to accumulated other comprehensive income, a separate component of shareholders’ equity.

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

      Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The securities pledged as collateral are generally U.S. government and federal agency securities. The fair value of collateral either received from or provided to a third party is continually monitored and adjusted as deemed appropriate.

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

      Generally, the Company evaluates loans for impairment when a portion of a loan is internally risk rated as substandard or doubtful. All nonaccrual loans not meeting the definition of smaller balance, homogeneous loans are considered impaired. Smaller balance, homogeneous loans include residential mortgages, equity loans, equity lines of credit, credit card receivables and consumer installment loans, primarily direct and indirect automobile loans. The Company generally measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value of the collateral. In addition, in certain rare circumstances, impairment may be based on the loan’s observable fair value. Impairment with regard to substantially all of the Company’s impaired loans has been measured based on the fair value of the underlying collateral. The Company’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

Allowance for Loan Losses

      The amount of the provision for loan losses charged to income is determined on the basis of several factors including actual loss experience, identified loan impairment, current economic conditions and periodic examinations and appraisals of the loan portfolio. Such provisions, less net loan charge-offs, comprise the allowance for loan losses which is deducted from loans and is maintained at a level management considers to be adequate to absorb loss inherent in the portfolio.

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

Intangibles

      Other identifiable intangible assets are included in other assets in the Consolidated Balance Sheets. Other identifiable intangibles are amortized over a period based on the life of the intangible, generally 10 years for core deposits and up to 25 years for other customer intangibles. Other customer intangibles are amortized using the straight-line method and core deposit intangibles are amortized using accelerated methods. The adoption of SFAS 142 resulted in the Company no longer amortizing goodwill. Prior to 2002, Goodwill was amortized over a period not greater than 25 years. Goodwill is now tested for impairment annually. There has been no impairment resulting from impairment tests. See Recently Issued Accounting Standards later in this Note for the effect of the Financial Accounting Standards Board’s (“FASB”) recently issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets and SFAS No. 147, Acquisitions of Certain Financial Institutions and the effect these statements will have on intangible assets.

Other Real Estate Owned

      Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, such assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in other noninterest expense.

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

Income Taxes

      Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to be in effect when the differences are anticipated to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period the change is incurred.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

Accounting for Derivatives and Hedging Activities

      As part of the Company’s overall interest rate risk management, the Company uses derivative instruments, including interest rate swaps, caps and floors. All derivative instruments are recognized on the balance sheet at their fair value. Fair values are estimated using pricing models. On the date the derivative instrument contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (3) “held for trading” (“trading” instruments). Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in the then-current-period earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income in the shareholders’ equity section of the Consolidated Balance Sheets, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivative trading instruments are reported in the then-current-period earnings.

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

      When hedge accounting is discontinued because it is determined that the derivative instrument no longer qualifies as an effective fair-value hedge, the derivative instrument will continue to be carried on the balance sheet at its fair value and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative instrument will continue to be carried on the balance sheet at its fair value and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in the then-current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When the derivative instrument is dedesignated, terminated, or sold, any gain or loss will remain in accumulated other comprehensive income and will be reclassified into earnings over the same period during which the underlying hedged item affects earnings. In all other situations in which hedge accounting is discontinued, the derivative instrument will be carried at its fair value on the balance sheet, with changes in its fair value recognized in the then-current-period earnings.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

Securitization and Sales of Receivables

      When the Company sells receivables in securitizations of automobile loans and residential mortgage loans, it may retain one or more senior tranches, subordinated tranches, servicing rights and in some cases a cash reserve account and interest-only strips, all of which are retained interests in the securitized receivables. Gains or losses on sale of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Subsequent to the sales, certain retained interests are carried at fair value as investment securities available for sale. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Company generally estimates fair value based on the present value of future expected cash flows using management’s estimates of the key assumptions, including: credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

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

Stock-Based Compensation

      At December 31, 2002, the Company had three long-term incentive stock option plans and one employee stock purchase plan, which are described more fully in Note 13, Stock Based Compensation. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income for these plans. Under APB 25 no compensation expense is recognized.

      Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.37 percent, 3.66 percent and 5.05 percent; expected dividend yields of 4.60 percent, 4.49 percent and 5.23 percent; volatility factors of the expected market price of the Company’s common stock of 0.300, 0.427 and 0.404; and a weighted-average expected life of the options of 5.0 years, 3.5 years and 3.2 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      The majority of the Company’s options granted in 2002, 2001 and 2000 vest ratably over a period of three years; therefore for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

      The Company’s actual and pro forma information follows (in thousands except per share data):

	Year Ended December 31

	2002	2001	2000

Net income:
As reported	$314,399	$270,397	$241,623
Deducts: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(14,488)	(8,362)	(7,205)

Pro forma net income	$299,911	$262,035	$234,418

Basic earnings per share:
As reported	$2.46	$2.13	$1.91
Pro forma	2.35	2.07	1.85
Diluted earnings per share:
As reported	$2.42	$2.11	$1.90
Pro forma	2.31	2.04	1.84

Recently Issued Accounting Standards

Accounting for Business Combinations, Goodwill and Other Intangible Assets and Acquisitions of Certain Financial Institutions

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Pooling-of-interests business combinations initiated prior to June 30, 2001 were grandfathered. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of SFAS No. 142. The new standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment. The Company adopted the provisions of SFAS No. 141 on July 1, 2001 and SFAS No. 142 effective January 1, 2002.

      On October 1, 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 addresses the treatment of goodwill related to branch acquisitions. SFAS No. 147 requires that goodwill meeting certain criteria be accounted for under SFAS No. 142. The Company adopted the provisions of SFAS No. 147 in the fourth quarter of 2002. The Company restated previously reported 2002 quarterly financial information, in the summary quarterly results section of Item 6, Selected Financial Data, to remove the amortization expense recognized during the first nine months of 2002, which amounted to $1.9 million. This restatement is reflected as a change in accounting principle. See Note 5, Goodwill and Other Acquired Intangible Assets, in the Notes to Consolidated Financial Statements, for additional discussion of the Company’s intangible assets.

Accounting for Asset Retirement Obligations

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The initial adoption of this standard did not have an impact on the

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

Accounting for the Impairment or Disposal of Long-Lived Assets

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

Accounting for Gains & Losses from the Extinguishment of Debt Instruments

      On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections. SFAS No. 145 relates to the recording of gains and losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary items. SFAS No. 145 is effective for fiscal years beginning on or after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

Accounting for Costs Associated with Exit or Disposal Activities

      On July 31, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

Accounting for Stock-Based Compensation — Transition and Disclosure

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

      The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Disclosures required by this standard are in Note 1, Summary of Significant Accounting Policies — Stock-Based Compensation, in the Notes to Consolidated Financial Statements. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of APB Opinion 25. See Note 13, Stock Based Compensation, in the Notes to Consolidated Financial Statements, for further discussion of the Company’s stock based plans.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

Guarantor’s Accounting and Disclosure Requirements for Guarantees

      On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. See Note 11, Commitments, Contingencies and Guarantees, and Note 15, Business Combinations and Divestitures, in the Notes to Consolidated Financial Statements, for additional discussion of the Company’s financial guarantees as of December 31, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

Consolidation of Variable Interest Entities

      On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation does not apply to securitization structures that are qualified special purpose entities (“QSPE”) as defined within SFAS No. 140. Compass’ remaining securitization structures, as of December 31, 2002, met QSPE standards, and therefore, will not be affected by adoption of this Interpretation, as QSPEs are not included in the scope of FIN 46.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

(2)	Investment Securities Held to Maturity and Investment Securities Available for Sale

      The following table presents the adjusted cost and approximate fair value of investment securities held to maturity and investment securities available for sale at December 31, 2002 and 2001.

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$87	$90	$92	$96
Mortgage-backed pass-through securities	163,748	170,894	43,629	45,182
Collateralized mortgage obligations	267,219	272,853	595,603	603,278
States and political subdivisions	43,791	46,081	67,450	69,388
Other	600	600	750	750

Total	$475,445	$490,518	$707,524	$718,694

	2002		2001

	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost

	(in Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$131,200	$124,264	$174,568	$171,638
Mortgage-backed pass-through securities	1,666,878	1,593,399	2,118,643	2,107,356
Collateralized mortgage obligations	2,510,420	2,431,841	3,686,924	3,652,496
States and political subdivisions	96,880	93,444	101,490	102,742
Asset-backed securities and corporate bonds	50,702	50,181	206,053	201,727
Other	100,019	100,019	77,941	81,016
Equity securities	227,597	227,578	198,086	198,833

Total	$4,783,696	$4,620,726	$6,563,705	$6,515,808

      At December 31, 2002 approximately $4.1 billion of investment securities available for sale and $442 million of investment securities held to maturity were pledged to secure public deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law. The following table details

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

unrealized gains and losses on investment securities held to maturity and investment securities available for sale as of December 31, 2002 and 2001.

	2002		2001

	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

	(in Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$3	$—	$4	$—
Mortgage-backed pass-through securities	7,154	8	1,564	11
Collateralized mortgage obligations	5,638	4	8,734	1,059
States and political subdivisions	2,290	—	2,092	154

Total	$15,085	$12	$12,394	$1,224

Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$6,936	$—	$2,930	$—
Mortgage-backed pass-through securities	73,479	—	20,163	8,876
Collateralized mortgage obligations	78,579	—	46,928	12,500
States and political subdivisions	3,437	1	917	2,169
Asset-backed securities and corporate bonds	521	—	4,326	—
Other	—	—	—	3,075
Equity securities	19	—	29	776

Total	$162,971	$1	$75,293	$27,396

      The maturities of the securities portfolios are presented in the following tables.

	2002

	Carrying	Fair
	Amount	Value

	(in Thousands)
Investment securities held to maturity:
Maturing within one year	$7,520	$7,628
Maturing after one but within five years	24,265	25,823
Maturing after five but within ten years	6,790	7,329
Maturing after ten years	5,903	5,991

	44,478	46,771
Mortgage-backed securities and collateralized mortgage obligations	430,967	443,747

Total	$475,445	$490,518

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

	Fair	Amortized
	Value	Cost

	(in Thousands)
Investment securities available for sale:
Maturing within one year	$380,790	$380,290
Maturing after one but within five years	117,536	111,797
Maturing after five but within ten years	48,946	46,030
Maturing after ten years	59,126	57,369

	606,398	595,486
Mortgage-backed securities and collateralized mortgage obligations	4,177,298	4,025,240

Total	$4,783,696	$4,620,726

      There were gross gains of $5.7 million and gross losses of $1.5 million on sales of investment securities available-for-sale during 2002. There were gross gains of $8.8 million and $4,000 in 2001 and 2000, respectively, and gross losses of $1.2 million in 2001 and no gross losses in 2000. The Company realized a loss of $49,000 in 2002 and a gain of $60,000 in 2001 on transfers of securities from the available for sale portfolio to the trading account portfolio. No securities were transferred to the trading account portfolio during 2000.

(3) Loans and Allowance for Loan Losses

      The following table presents the composition of the loan portfolio at December 31, 2002 and 2001.

	2002	2001

	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,959,429	$3,987,419
Commercial real estate — construction	1,486,076	1,397,627
Commercial real estate — mortgage	3,214,712	2,417,195

Total commercial loans	8,660,217	7,802,241
Consumer loans:
Residential real estate — construction	1,045,504	914,964
Residential real estate — mortgage	2,112,155	1,574,477
Equity lines of credit	978,920	478,424
Equity loans	895,113	779,050
Credit card	462,252	426,644
Consumer installment — direct	437,500	500,324
Consumer installment — indirect	1,889,659	1,231,162

Total consumer loans	7,821,103	5,905,045

Total	$16,481,320	$13,707,286

      At December 31, 2002 approximately $1.7 billion of loans were pledged to secure deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

      A summary of the activity in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 follows:

	2002	2001	2000

	(in Thousands)
Balance at beginning of year	$191,393	$167,288	$151,211
Provision charged to income	136,331	106,241	65,578
Allowance for loans acquired (sold)	—	(1,050)	7,560
Loans charged off	(109,387)	(94,659)	(69,193)
Loan recoveries	14,493	13,573	12,132

Net charge offs	(94,894)	(81,086)	(57,061)

Balance at end of year	$232,830	$191,393	$167,288

      The recorded investment in impaired loans at December 31, 2002 was $60 million and at December 31, 2001 was $57 million. The Company had specific allowance amounts related to those loans of $10 million at December 31, 2002 and December 31, 2001. There were no impaired loans without a specific allowance at December 31, 2002 or 2001. The average investment in these loans for the years ended December 31, 2002 and 2001 amounted to $59 million and $69 million, respectively.

      Nonperforming assets at December 31, 2002, 2001 and 2000 are detailed in the following table.

	December 31

	2002	2001	2000

	(in Thousands)
Nonaccrual loans	$81,671	$65,470	$86,168
Renegotiated loans	38	327	84

Total nonperforming loans	81,709	65,797	86,252
Other real estate	17,300	26,478	15,476

Total nonperforming assets	$99,009	$92,275	$101,728

      Details of nonaccrual loans at December 31, 2002 and 2001 appear below:

	2002	2001

	(in Thousands)
Principal balance	$81,671	$65,470
Interest that would have been recorded under original terms	7,979	7,719
Interest actually recorded	4,007	3,522

(4) Managed Loans

Term Securitizations Retained

      The Company has entered into numerous transactions involving its loan portfolio, which includes the securitization of both residential and auto loans. These transactions resulted in certain assets being reclassified from loans to investment securities available for sale and resulted in improved liquidity. The Company continues to manage and service all of these assets. During 2001 and 2000, the Company securitized residential mortgage loans of $250 million, and $1.2 billion, respectively. In all the securitizations, the Company retained nearly all of the securities resulting from the securitizations and no gain or loss was recognized on the transactions. The Company retained senior certificated interests, which are classified on the Consolidated Balance Sheets as investment securities available for sale, with an amortized cost of $949 million

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

and a market value of $978 million, at December 31, 2002. The Company also retains a subordinate interest in the securitizations, which approximated $102 million at December 31, 2002, is classified in loans and carries the credit risk for the securitizations. The Company retains servicing responsibilities and receives annual servicing fees approximating 0.3 percent (for mortgage loans) and 1.0 percent (for automobile loans) of the outstanding balance. The servicing fees are deemed adequate compensation and no servicing assets have been recorded. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due.

Term Securitization Sold

      In 1998, the Company securitized approximately $400 million of automobile loans and sold the resulting securities to third parties. The Company exercised its “clean up” call option on this securitization in the first quarter of 2002. The assets acquired had an amortized cost of $19.5 million, which approximated fair market value, and are reflected in the loan categories.

      The Company occasionally sells participations in the guaranteed portion of its Small Business Administration (“SBA”) loans to third parties or securitizes the loans and sells the securities representing the guaranteed portion. The Company does have recourse related to these sales. The Company retains the unguaranteed portion of the loan or security and classifies this retained portion in loans. The Company retains servicing responsibilities and receives annual servicing fees. The Company recognized a loss of $100,000 on the sale of SBA loans during 2002 and a gain of $3 million during 2001.

Asset-Backed Commercial Paper Conduit

      During 2001, the Company sold a $500 million participation interest in a pool of performing commercial real estate loans to an unaffiliated third party asset-backed commercial paper conduit. The transaction was revolving which allowed the Company to sell additional participations to maintain a $500 million balance. The conduit was terminated in December of 2002. The market value of the assets both sold and repurchased at termination approximated book value resulting in no gain or loss recognition at the date of sale or repurchase. Under the terms of the transaction and prior to its termination, the Company remained obligated for any credit related charge-offs. The Company recognized liquidity provider fee income and servicing fee income of $4 million for 2002 and $3 million for 2001. At December 31, 2001, the receivable from the conduit was $431,000 and the payable was $42,000. Until its termination, the Company, under agreements with the conduit, was obligated to purchase loans from the conduit or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper; however, the Company was never called upon to purchase loans or provide alternative funding to the conduit. See Note 10, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for additional information about the commercial real estate conduit.

Securitization Cash Flows

      The table below summarizes certain cash flows received from and paid to securitization trusts (dollars in millions):

	Year Ended December 31

	2002	2001	2000

Proceeds from collections	$702	$775	$511
Servicing fees received	5	6	5

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

      The following table presents quantitative information about delinquencies, net credit losses and components of securitized financial assets and other assets managed (dollars in thousands):

		Principal
	Total	Amount of
	Principal	Nonaccrual and
	Amount	90 Days or More	Net Credit
	of Loans	Past Due Loans	Losses

December 31, 2002:
Loan category:
Commercial, financial and agricultural	$4,090,775	$25,853	$32,083
Commercial real estate — mortgage	3,214,712	18,063	2,944
Real estate — construction	2,531,580	14,940	3,681
Residential real estate	4,905,603	24,450	5,621
Credit card	462,252	11,465	33,281
Consumer installment	2,356,688	13,163	17,421

Total managed loans	17,561,610	$107,934	$95,031

Loans securitized and sold to third parties	(131,346)
Loans securitized and transferred to investment securities available for sale	(948,944)

Loans held in portfolio	$16,481,320

December 31, 2001:
Loan category:
Commercial, financial and agricultural	$4,153,778	$32,765	$43,138
Commercial real estate — mortgage	2,917,195	11,190	680
Real estate — construction	2,312,591	12,489	1,484
Residential real estate	4,272,124	19,870	2,784
Credit card	426,644	7,690	21,289
Consumer installment	1,844,088	7,881	12,043

Total managed loans	15,926,420	$91,885	$81,418

Loans securitized and sold to third parties	(683,710)
Loans securitized and transferred to investment securities available for sale	(1,535,424)

Loans held in portfolio	$13,707,286

(5) Goodwill and Other Acquired Intangible Assets

      The Company has three reporting units with goodwill, which include Corporate Banking with $180.8 million, Retail Banking with $95.9 million and Asset Management with $7.1 million. During the year ended December 31, 2002, goodwill increased $45.6 million and $1.6 million within the Corporate Banking segment and the Asset Management segment, respectively, due to acquisition activity.

      Each segment was tested for impairment on January 1, 2002, when the Company initially adopted the FASB SFAS No. 142, and in the third quarter of 2002. The fair value of each reporting unit was estimated

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

using the expected present value of future cash flows. This cash flow approach indicated that no impairment charge was required at either test date.

      Intangible assets as of December 31, 2002 are detailed in the following table.

	As of December 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in Thousands)
Nonamortizing goodwill	$337,257	$(53,422)	$283,835

Amortizing intangible assets:
Core deposit intangibles	$76,544	$(55,459)	$21,085
Other customer intangibles	30,704	(7,289)	23,415

Total amortizing intangible assets	$107,248	$(62,748)	$44,500

      During the year ended December 31, 2002, the Company recognized no amortization expense related to goodwill, and recognized $13.2 million and $11.3 million of goodwill amortization expense in the years ended December 31, 2001 and 2000, respectively. During the year ended December 31, 2002, the Company recognized $9.2 million in other intangible amortization expense and recognized $11.5 million and $12.5 million of other intangible amortization expense in the years ended December 31, 2001 and 2000 respectively. Aggregate amortization expense for the years ending December 31, 2003 through December 31, 2007 are estimated to be $7.1 million, $6.0 million, $5.0 million, $3.7 million and $2.9 million, respectively.

      The following table presents actual results and adjusted net income and adjusted earnings per share, assuming the nonamortization provisions of SFAS Statement No. 142 were effective at the beginning of the periods presented.

	For the Year Ended December 31

	2002		2001		2000

	Net	Earnings	Net	Earnings	Net	Earnings
	Income	Per Share	Income	Per Share	Income	Per Share

	(in Thousands Except Per Share Data)
Basic:
As reported	$314,399	$2.46	$270,397	$2.13	$241,623	$1.91
Add back goodwill amortization	—	—	13,219	0.10	11,271	0.09
Tax effect of goodwill amortization	—	—	(925)	(0.01)	(928)	(0.01)

Pro forma — basic	$314,399	$2.46	$282,691	$2.22	$251,966	$1.99

Diluted:
As reported	$314,399	$2.42	$270,397	$2.11	$241,623	$1.90
Add back goodwill amortization	—	—	13,219	0.10	11,271	0.09
Tax effect of goodwill amortization	—	—	(925)	(0.01)	(928)	(0.01)

Pro forma — diluted	$314,399	$2.42	$282,691	$2.20	$251,966	$1.98

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

(6) Deposits

      Certificates of deposit of less than $100,000 totaled $2.1 billion at December 31, 2002, while certificates of deposit of $100,000 or more totaled $1.9 billion. At December 31, 2002, the scheduled maturities of certificates of deposit were as follows (in thousands):

2003	$2,287,611
2004	392,133
2005	439,192
2006	32,633
2007	605,183
Thereafter	259,617

Total	$4,016,369

(7) Short-Term Borrowings

      The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds and average interest rate at year end.

	December 31

	2002		2001

		Average		Average
		Interest		Interest
	Ending	Rate At	Ending	Rate At
	Balance	Year End	Balance	Year End

	(in Thousands)
Federal funds purchased	$895,685	1.01%	$2,482,595	1.38%
Securities sold under agreements to repurchase	447,515	0.94	440,207	1.26

Total	1,343,200		2,922,802
Short sales	2,461	0.04	3,112	1.64
Commercial paper	76,928	0.76	95,100	1.30
Other short-term borrowings	211,550	0.92	453,095	1.29

Total	290,939		551,307

Total short-term borrowings	$1,634,139		$3,474,109

      Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under agreements to repurchase are borrowings with maturities ranging from one to ninety days and are collateralized by securities of the United States Government or its agencies.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

(8) Federal Home Loan Bank (“FHLB”) and Other Borrowings

      The following table details the Company’s FHLB advances and other long-term borrowings at December 31, 2002 and 2001, including maturities and interest rates as of December 31, 2002.

		December 31
	Maturity
	Dates	2002	2001

		(in Thousands)
FHLB Advances:
LIBOR-based floating rate (weighted average rate of 3.49%)	2002-2009	$2,700,000	$2,000,000
Fixed rate, callable quarterly (weighted average rate of 4.65%)	2005-2011	1,294,052	1,294,347

Total FHLB Advances		3,994,052	3,294,347
Subordinated debentures:
7% subordinated debentures	2003	75,000	75,000
8.375% subordinated debentures	2004	50,000	50,000
8.10% subordinated debentures	2009	165,000	165,000
6.45% subordinated debentures	2009	96,700	96,700
Discount		(1,501)	(1,811)
Fair value of hedged subordinated debentures		58,263	27,874

Total subordinated debentures		443,462	412,763
8.25% mortgages payable	2008	902	1,033

		$4,438,416	$3,708,143

      At December 31, 2002, the FHLB advances are secured by first and second real estate mortgage loans and investment securities totaling $4.7 billion.

      The following table presents maturity information for the Company’s FHLB and other borrowings as of December 31, 2002.

	Subordinated	Mortgage	FHLB
	Debentures	Payable	Advances

	(in Thousands)
Maturing:
2003	$74,982	$143	$205,000
2004*	54,296	156	500,000
2005	—	170	1,200,000
2006	—	185	600,000
2007	—	202	100,000
Thereafter*	314,184	46	1,389,052

Total	$443,462	$902	$3,994,052

*	Includes the fair value of hedged subordinated debentures.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

(9) Capital Securities and Preferred Stock

Capital Securities

      The Company’s four subsidiary business trusts (Compass Trust I, Compass Trust III, MB Capital I and FW Capital I) have issued mandatorily redeemable preferred capital securities (“Capital Securities”). As guarantor, the Company unconditionally guarantees payment of: accrued and unpaid distributions required to be paid on the capital securities; the redemption price when a capital security is called for redemption; and amounts due if a trust is liquidated or terminated.

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

      The Company has the right to redeem its debentures: (i) in whole or in part, on or after January 15, 2007 (for debentures owned by Compass Trust I), on March 22, 2007 (for debentures owned by Compass Trust III), February 9, 2003 (for debentures owned by MB Capital I) and February 16, 2004 (for debentures owned by FW Capital I); and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the offering circulars). If the debentures purchased by Compass Trust I are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by MB Capital I, FW Capital I, or Compass Trust III are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price is generally slightly more favorable to the Company. During 2001, the Company repurchased approximately $27 million of the Capital Securities of Compass Trust I and $4 million of the Capital Securities of FW Capital I.

Class B Preferred Stock

      In December 2000, a subsidiary of the Parent Company issued $21 million of Class B Preferred Stock (the “Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at December 31, 2002. The Preferred Stock qualifies as Tier I Capital under Federal Reserve Board guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the Board of Directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

      Capital Securities and Preferred Stock are summarized below.

			Interest Rate of	Maturity of
	December 31,	December 31,	Securities and	Securities and
	2002	2001	Debentures	Debentures

	(in Millions)
Compass Trust I	$73	$73	8.23%	2027
Compass Trust III	300	—	7.35	2032
MB Capital I	12	12	8.75	2028
FW Capital I	19	19	9.38	2029
Class B Preferred Securities	18	18	9.88	N/A
Fair value of hedged Capital Securities	40	7	N/A	N/A

Total	$462	$129

N/A — Not applicable

(10) Off-Balance Sheet Activities, Derivatives and Hedging

Accounting for Derivative Instruments and Hedging Activities

      The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. As part of the adoption of the standard, the Company recorded a net-of-tax cumulative-effect-type adjustment in accumulated other comprehensive income in 2001 of $2.2 million to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. The Company also recorded an asset of $27 million for the fair-value of derivative instruments that have been designated as fair value hedges of the Company’s fixed rate long-term debt. The impact of recognizing this asset was offset entirely by the recognition of an adjustment to long-term debt. The adoption of this standard did not affect net income. The Company, upon its adoption of SFAS No. 133, also transferred held to maturity securities with an amortized cost of $475 million and an estimated fair value of $474 million into the available for sale category. Under the provisions of SFAS No. 133, such a reclassification does not call into question the Company’s intent to hold current or future debt securities to their maturity.

      The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative instruments as of December 31, 2002 and 2001.

	2002		2001

		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading

	(in Thousands)
Forward and futures contracts	$347,074	$—	$383,435	$—
Interest rate swap agreements:
Pay fixed versus receive float	1,100,887	—	696,380	—
Receive fixed versus pay float	1,040,100	903,580	713,907	1,805,551
Floors and caps written	144,923	—	140,385	—
Floors and caps purchased	146,546	1,000,000	87,002	1,000,000

      Forward and futures contracts are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery of a specified instrument, at a designated future date

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

and at a specific price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities’ values and interest rates.

      The Company enters into a variety of interest rate contracts, including interest rate caps and floors, interest rate options and interest rate swap agreements, in its trading activities. The primary purpose for using interest rate swaps in the trading account is to facilitate customer transactions. The trading interest rate contract portfolio is actively managed and hedged with similar products to limit market value risk of the portfolio. Changes in the estimated fair value of contracts in the trading account along with the related interest settlements on the contracts are recorded in other noninterest income as trading account profits and commissions.

      Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. At December 31, 2002, interest rate swap agreements were substantially matched. The Company has credit risk of $56 million related to derivatives instruments in the trading account securities portfolio. The credit risk does not consider the value of any collateral but takes into consideration the effects of legally enforceable master netting agreements.

      The following table presents the notional value and carrying value amounts at December 31, 2002 of the Company’s derivative asset positions held for hedging purposes. These derivative positions are primarily executed in the over-the-counter market. These positions have credit risk of $101 million after consideration of legally enforceable master netting agreements. The credit risk does not take into consideration the value of collateral. The maximum unsecured credit line to any counterparty is $5 million.

	December 31, 2002

	Notional	Carrying
	Value	Value

	(in Thousands)
Cash Flow Hedges:
Interest rate swap agreements	$23,380	$(893)
Floors and caps purchased	1,000,000	9,366
Fair Value Hedges:
Interest rate swap agreements	880,200	104,411

      During the years ended December 31, 2002, 2001 and 2000, there were no credit losses associated with derivative instrument contracts. At December 31, 2002 and December 31, 2001, there were no nonperforming derivative positions.

      The Company has recorded as liabilities certain short-sale transactions amounting to $2.3 million and $3.1 million at December 31, 2002 and 2001, respectively, which could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable until the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to United States Government securities for which there is an active, liquid market. The Company does not expect the amount of losses, if any, on such transactions to be material, because the short-sale transactions are used as a hedge against offsetting long positions in the trading account.

Interest-Rate Risk

      The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

      Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate swaps and options contracts with indices that relate to the pricing of specific balance-sheet assets and liabilities. The Company does not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate options represent contracts that allow the holder of the option to (1) receive cash or (2) purchase, sell, or enter into a financial instrument at a specified price within a specified period of time. Certain of these contracts also provide the Company with the right to enter into interest rate swap, cap and floor agreements with the writer of the option.

      By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a credit risk for the Company. When the fair value of a derivative instrument contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s credit committee. The Company also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Company’s agreements with derivative counterparties include bilateral collateral arrangements.

      Market risk is the adverse effect that a change in interest rates or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

      The Company’s derivatives activities are monitored by its Asset/ Liability Committee as part of its risk-management oversight of the Company’s treasury functions. The Company’s Asset/ Liability Management Committee is responsible for mandating various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate risk management and trading strategies.

Fair-Value Hedges

      The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains and losses, as a result of hedge ineffectiveness, recognized for the years ended December 31, 2002 and 2001. For the year ended December 31, 2002, the Company recognized a decrease to interest expense of $37 million related to interest rate swaps accounted for as fair value hedges. For the year ended December 31, 2001, the Company recognized a decrease to interest expense of $12 million. During 2001, there were approximately $2.6 million in net gains recognized in earnings available to common shareholders as a result of the termination of fair value hedges. At December 31, 2002, the fair value hedges had a carrying value of $104 million and a weighted average remaining term of 3.8 years. The terminated hedges related to the Company’s repurchase of Capital Securities, see Note 9, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements.

Cash-Flow Hedges

      The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness were based on the expected change in cash flows of the hedged asset caused by changes in the benchmark interest rate. There were no cash flow hedging gains and losses, as a result of hedge ineffectiveness, recognized for the years ended December 31, 2002 and 2001. During the fourth quarter 2002, the Company terminated interest rate swaps that were hedging floating rate commercial loans. At December 31, 2002, a deferred gain of $47 million was included in other comprehensive income and will be amortized into income over the next 17 months as the related loan interest income is recognized. There were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. For the year ended December 31, 2002, the Company recognized interest income of $67 million related to interest rate swaps and floors accounted for as cash flow hedges. For the year ended December 31, 2001, the Company recognized interest income of $22 million. Deferred gains of $8 million on derivative instruments not terminated are recorded in other comprehensive income. Based on the current interest rate environment, these gains are expected to be reclassified to interest income in the next twelve months as net settlements occur.

Off-Balance Sheet Activities

      The Company currently has an agreement with an independent asset-backed commercial paper conduit and had an agreement with another asset-backed commercial paper conduit that was terminated in December 2002. The purpose of these conduits was to diversify the Company’s funding sources. Assets sold to the conduits include highly rated investment grade debt securities and participation interests in a pool of commercial real estate loans. All assets sold to the conduits were performing and no significant gains or losses were recognized on the sales.

Sunbelt Funding Corporation

      During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. Sunbelt was structured as a Qualifying Special Purpose Entity (“QSPE”), as defined by FASB SFAS No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account securities portfolio and financing its purchases through the issuance of P-1/F1 rated commercial paper. At December 31, 2002, all securities held by Sunbelt were AAA/Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s or Fitch Ratings. Approximately 98 percent of the securities held by Sunbelt at December 31, 2002 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.1 billion and $1.6 billion at December 31, 2002 and 2001, respectively. The Company realized fee income of $8 million and $9 million for 2002 and 2001, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At December 31, 2002 and 2001, receivables from Sunbelt were $3 million and $4 million, respectively. There were no outstanding payables to Sunbelt at December 31, 2002 or 2001. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are all highly rated, primarily variable rate and are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of December 31, 2002.

Asset-Backed Commercial Paper Conduit

      During 2001, the Company sold a $500 million participation interest in a pool of performing commercial real estate loans to an unaffiliated third party asset-backed commercial paper conduit. The transaction was

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

revolving which allowed the Company to sell additional participations to maintain a $500 million balance. The conduit was terminated in December of 2002. The market value of the assets both sold and repurchased at termination approximated book value resulting in no gain or loss recognition at the date of sale or repurchase. Under the terms of the transaction and prior to its termination, the Company remained obligated for any credit related charge offs. The Company recognized liquidity provider fee income and servicing fee income of $4 million for 2002 and $3 million for 2001. At December 31, 2001, the receivable from the conduit was $431,000 and the payable was $42,000. Until its termination, the Company, under agreements with the conduit, was obligated to purchase loans from the conduit or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper; however, the Company was never called upon to purchase loans or provide alternative funding to the conduit.

(11) Commitments, Contingencies and Guarantees

      The Company leases certain facilities and equipment for use in its businesses. The leases for facilities generally run for periods of 10 to 20 years with various renewal options, while leases for equipment generally have terms not in excess of 5 years. The majority of the leases for facilities contain rental escalation clauses tied to changes in price indices. Certain real property leases contain purchase options. Management expects that most leases will be renewed or replaced with new leases in the normal course of business.

      The following is a schedule of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002, for leased facilities (in thousands):

2003	$16,181
2004	15,328
2005	13,634
2006	12,145
2007	10,590
Thereafter	69,117

$136,995

      Minimum rentals for all operating leases charged to earnings totaled $24.1 million, $25.1 million and $24.7 million for years ended December 31, 2002, 2001 and 2000, respectively.

      The following represents the Company’s commitments to extend credit and standby letters of credit as of December 31, 2002:

	2002	2001

	(in Thousands)
Commitments to extend credit	$8,705,665	$8,334,321
Standby and commercial letters of credit	296,282	215,715

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

      Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

essentially the same as that involved in extending loan facilities to customers. At December 31, 2002, these commitments are not reflected on the consolidated balance sheet. However, as discussed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, FIN 45 requires the fair value of these commitments be recorded as of January 1, 2003. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded as of January 1, 2003 was not material to the Company’s consolidated balance sheet. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2002, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $296 million.

      The Parent Company and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings that relate to lending, collections, servicing, investment, trust and other activities seek substantial sums as damages.

      Among the actions that are pending from time to time are actions filed as class actions. These actions are similar to others that have been brought in recent years in the states in which the Company operates against financial institutions in that they seek substantial compensatory and punitive damages in connection with transactions involving relatively small amounts of actual damages. While these cases can be expensive to defend and may receive significant publicity, in recent years, plaintiffs have not enjoyed much success against the Company.

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

(12) Regulatory Matters and Dividends from Subsidiaries

      The Parent Company and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines, the regulatory framework for prompt corrective action and the Gramm-Leach-Bliley Act, the Parent Company and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of each bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Parent Company and the Subsidiary Banks are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by the regulators to ensure capital adequacy require the Parent Company and the Subsidiary Banks to maintain minimum core capital (“Tier I Capital”) of at least four percent of risk-weighted assets, minimum total capital (“Total Qualifying Capital”) of at least eight percent of risk-weighted assets and a minimum leverage ratio of four percent of adjusted quarterly assets.

      At December 31, 2002, the regulatory capital ratios of the Subsidiary Banks exceeded the minimum ratios required for “well-capitalized” banks as defined by federal banking regulators. To be categorized as “well-capitalized”, the Subsidiary Banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10 percent, 6 percent and 5 percent, respectively. Further, in order to continue its status as a financial holding company as defined by the Gramm-Leach-Bliley Act with the enhanced ability afforded thereby to offer products and services and engage in expanded financial activities, the Subsidiary

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

Banks must each comply with such “well-capitalized” standards. There are no conditions or events that management believes have changed the Subsidiary Banks’ category.

      The following table presents the actual capital amounts (in thousands) and ratios of the Company and Compass Bank at December 31, 2002 and 2001.

	Total Qualifying Capital		Tier I Capital		Leverage

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Consolidated	$2,401,132	12.49%	$1,844,923	9.60%	$1,844,923	7.97%
Compass Bank	2,221,608	11.57	1,668,495	8.69	1,668,495	7.23
As of December 31, 2001:
Consolidated	$1,989,075	10.94%	$1,502,674	8.27%	$1,502,674	6.71%
Compass Bank	2,045,797	11.27	1,534,340	8.45	1,534,340	6.86

      The increases in these ratios are primarily due to the issuance in March 2002 of $300 million of guaranteed preferred beneficial interests in the Company’ junior subordinated deferrable interest debentures, which qualify for regulatory capital purposes, and an increase in retained earnings of $185 million.

      Dividends paid by the Subsidiary Banks are the primary source of funds available to the Company for payment of dividends to its shareholders and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Subsidiary Banks. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Subsidiary Banks. At December 31, 2002, approximately $261 million of the Subsidiary Banks’ net assets were available for payment of dividends without prior regulatory approval. Additionally, the Subsidiary Banks could have paid additional dividends to the Parent Company in the amount of $302 million while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2002.

      The Subsidiary Banks are required to maintain cash balances with the Federal Reserve. The average amounts of those balances for the years ended December 31, 2002 and 2001, were approximately $243 million and $197 million, respectively.

      During the third quarter of 2001, the Company announced that its board of directors authorized a share repurchase program allowing for the purchase of up to five percent, or approximately 6.4 million shares, of the Company’s outstanding common stock. Through December 31, 2002, 6.0 million shares had been repurchased at a cost of $177 million. Approximately 1.7 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At December 31, 2002, approximately 400,000 shares remained available for repurchase under this program. On January 14, 2003, the Company announced that its board of directors authorized an additional share repurchase program allowing for the purchase of another five percent, or approximately 6.3 million shares, of the Company’s outstanding common stock. The timing and amount of purchases under the programs is dependent upon the availability and alternative uses of capital, market conditions and other factors.

      On April 15, 2002, the Company’s shareholders approved an increase in the common stock authorized to be issued from 200 million shares to 300 million shares.

(13) Stock Based Compensation

      The Company has three long-term incentive stock option plans and one employee stock purchase plan. The stock option plans provide for employees to purchase shares of the Company’s $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1996 Long Term Incentive Plan, the

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

1999 Omnibus Incentive Compensation Plan and the 2002 Incentive Compensation Plan, shares of the Company’s common stock have been reserved for issuance. At December 31, 2002, approximately 6.7 million shares of the Company’s common stock were available for issuance. The majority of the options granted under the plans must be exercised within 10 years from the date of grant. The incentive stock option agreements state that incentive options may be exercised in whole or in part until the expiration date. The plans also provide for the granting of stock appreciation rights to certain holders of nonqualified stock options. A stock appreciation right allows the holder to surrender an exercisable stock option in exchange for common stock (at fair market value on the date of exercise), cash, or a combination thereof, in an amount equal to the excess of the fair market value of covered shares over the option price of such shares. There were no outstanding stock appreciation rights as of December 31, 2002 or December 31, 2001.

      During 2001, the Company established the Compass ShareBuilder Plan with the intention that the plan qualify under Section 423(b) of the Internal Revenue Code. The purpose of this plan is to provide employees of the Company with an opportunity to purchase the common stock of the Company through accumulated payroll deductions. Under the plan, employees may contribute up to 10 percent of their annual salary to be accumulated for the purchase of the Company’s common stock at a 15 percent discount to the market price on the offering date or the exercise date of the offering period, whichever is lower. During 2002, approximately 350,000 shares of common stock were issued under the ShareBuilder Plan.

      The following summary sets forth activity under the plans for the years ended December 31:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of the year	7,008,182	$20.89	5,418,189	$20.36	4,567,905	$21.39
Granted	1,974,313	29.11	2,704,839	20.60	1,584,174	16.91
Exercised	(1,712,799)	19.85	(884,657)	16.24	(221,940)	11.16
Forfeited	(157,199)	23.60	(230,189)	22.74	(511,950)	22.92

Outstanding, end of the year	7,112,497	$23.36	7,008,182	$20.89	5,418,189	$20.36

Weighted average fair value of options granted during the year	$5.87		$5.24		$3.96
Exercisable, end of the year	4,567,702		4,727,273		3,393,074

      Of the 7,112,497 outstanding options at December 31, 2002, 4,567,702 were exercisable, at a weighted average exercise price of $22.51, with the remaining 2,544,795 having a vesting period of up to three years. Exercise prices for options outstanding as of December 31, 2002, ranged from $10.33 to $35.59.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

      The following table provides certain information with respect to stock options outstanding at December 31, 2002:

			Weighted-
		Weighted-	Average
	Stock	Average	Remaining
Range of	Options	Exercise	Contractual
Exercise Prices	Outstanding	Price	Life

$10.00 — $14.99	325,955	$12.62	2.16
$15.00 — $19.99	1,482,377	$17.44	6.37
$20.00 — $24.99	2,538,966	$21.95	7.27
$25.00 or more	2,765,199	$29.08	7.95

	7,112,497	$23.36	7.11

      At December 31, 2002, the shares under option included nonqualified options issued to certain executives to acquire shares of common stock as follows: 1,994,402 shares at year end 2002, 2,196,029 shares at year end 2001 and 1,182,478 shares at year end 2000.

      During 2002, 2001 and 2000, the Company issued 95,800, 103,400 and 95,670 shares, respectively, of restricted common stock to certain executive officers with a fair value at issuance of $2.8 million, $2.3 million and $1.6 million, respectively. The fair value of the shares issued each of the last three years is expensed over a three year period based on the expected period of vesting. Because the restricted stock is legally issued and outstanding, the fair value of the restricted stock at issuance is reflected in common stock and surplus with a corresponding offset for the amount of unearned compensation expense. During 2002, 2001 and 2000, compensation expense of $2.2 million, $1.8 million and $2.3 million, respectively, was recognized in connection with the restricted stock.

(14) Benefit Plans

      The Company sponsors a defined benefit pension plan pursuant to which participants are entitled to a monthly benefit upon retirement equal to a percentage of the average base compensation (generally defined as direct cash compensation exclusive of bonuses and commissions) earned in the five consecutive years of benefit service which produce the highest average. The percentage amount of the benefit is determined by multiplying the number of years, up to 30, of a participant’s service with the Company by 1.8 percent. Benefits are reduced by Social Security payments at the rate of 1.8 percent of primary Social Security benefits times years of service up to 30 years. All employees of the Company who are over the age of 21 and have worked 1,000 hours or more in their first 12 months of employment or 1,000 hours or more in any calendar year thereafter are eligible to participate, except for project consultants, employees with an insurance affiliate or division, or employees hired for the first time by the Company after January 1, 2002. Employees are generally vested after five years of service. Benefits are payable monthly commencing on the later of age 65 or the participant’s date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55, if they have at least 5 years of service. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

      The following tables set forth the plan’s funded status and amounts recognized in the Company’s Consolidated Balance Sheets at December 31:

	2002	2001

	(in Thousands)
Projected benefit obligation, beginning of year	$99,238	$93,524
Service cost	7,885	7,001
Interest cost	7,244	7,134
Actuarial (gain) loss	6,203	(4,047)
Benefits paid	(2,863)	(4,374)

Projected benefit obligation, end of year	117,707	99,238

Fair value of plan assets, beginning of year	88,910	103,826
Actual loss on plan assets	(4,158)	(10,542)
Employer contributions	34,471	—
Benefits paid	(2,863)	(4,374)

Fair value of plan assets, end of year	116,360	88,910

Funded status of plan	(1,347)	(10,328)
Unrecognized prior service cost	334	673
Unrecognized net loss	22,960	3,937

Net pension asset (liability)	$21,947	$(5,718)

Net pension liability, beginning of year	$(5,718)	$(1,704)
Employer contributions	34,471	—
Net periodic pension cost	(6,531)	(4,014)
Curtailment charge	(275)	—

Net pension asset (liability), end of year	$21,947	$(5,718)

      Net pension cost for 2002, 2001 and 2000 included the following components:

	2002	2001	2000

	(in Thousands)
Service cost	$7,885	$7,001	$6,880
Interest cost	7,244	7,134	6,568
Amortization of prior service cost	70	63	63
Recognized net actuarial gain	—	(192)	(193)
Estimated return on plan assets	(8,668)	(9,992)	(9,410)

Net periodic pension cost	$6,531	$4,014	$3,908

      The weighted average discount rate at December 31, 2002, 2001 and 2000, respectively, was 6.75 percent, 7.25 percent and 7.75 percent. The rate of increase in future compensation levels was 4.00 percent, 4.25 percent and 6.00 percent at December 31, 2002, 2001 and 2000, respectively. Both rates are used in determining the actuarial present value of the projected benefit obligation. The assumed long-term rate of return on plan assets was 9.00 percent for 2002, 9.75 percent for 2001 and 9.50 percent for 2000. The assumed

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

long-term rate of return on plan assets for 2003 will be 8.00 percent. Prior service cost is amortized on a straight-line basis.

      Effective January 1, 2003, the Company sponsored defined benefit pension plan was modified to eliminate the Social Security offset feature of the monthly benefit calculation. Under the modified formula, benefits are generally based on years of service, age at retirement and the employee’s average compensation earned in the five consecutive years of benefit service which produce the highest average.

      The Company, beginning in 2003, sponsored a defined contribution profit sharing plan. During 2002, employees participating in the defined benefit plan could choose to participate in a newly established defined contribution profit sharing plan in lieu of future accumulation of benefit service in the defined benefit plan. The new plan, which is effective January 1, 2003, meets the requirement of Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended. The Company will make contributions on behalf of each participant in the plan based on eligible pay and years of service. The Company’s contribution ranges from two to three percent of the employee’s base compensation based on the employee’s years of service. Participation in the plan is limited to employees hired after January 1, 2003, and those participants in the defined benefit plan, who in 2002, chose to forego future accumulation of benefit service. The Company recognized a curtailment charge of $275,000 in 2002 due to accelerated prior service cost recognition on those defined benefit participants choosing to forego future accumulation of benefit service.

      In 1997, the Company established benefit plans for certain key executives that provide additional retirement benefits not otherwise provided in the Company’s basic benefit plans. These plans had an unfunded projected benefit obligation of $13.8 million in 2002 and $7.3 million in 2001 and a net plan liability of $8.3 million and $4.5 million, that is reflected in accrued expenses and other liabilities, as of December 31, 2002 and 2001, respectively. Net periodic expenses of the plans were $3.8 million, $1.7 million and $1.0 million in 2002, 2001 and 2000 respectively.

      The Company sponsors an employee stock ownership plan (“ESOP”) which meets the requirement of Sections 401(a), 401(k) and 501(a) of the Internal Revenue Code of 1986, as amended, and the requirements of the Employee Retirement Income Security Act of 1974. Under the plan, employees may contribute up to 15 percent of their salaries on a pretax basis subject to statutory limits. The Company, at its discretion and as specified by the Board of Directors, may match up to 100 percent of 6 percent of the participants’ compensation contributed to the plan. In addition to or in lieu of the matching contributions the Company may make non-matching contributions in amounts determined by the Board of Directors. Company contributions are invested in common stock of the Company that is purchased on the open market. The Company’s matching contributions are based on predetermined income levels and totaled $5.7 million in 2002, $4.9 million in 2001 and $2.9 million in 2000. The Company did not make non-matching contributions in 2002, 2001 or 2000. Company matching contributions are vested immediately for employees hired before January 1, 2001, and vest ratably over a three-year period for employees hired after January 1, 2001. Company non-matching contributions are allocated to participants’ accounts based upon their base compensation and are vested after five years of employment.

      The Company has a Director & Executive Stock Purchase Plan, formerly known as the Monthly Investment Plan. The plan was amended during 2001 to change the name and exclude certain employees that would be participating in the Compass ShareBuilder Plan. Prior to the 2001 amendment, employees could contribute up to 10 percent of their salary and the Company matched 30 percent of the employees’ contributions toward the purchase of common stock of the Company. Under the amended plan, directors can contribute up to $36,000 per year and certain employees can contribute excess Section 423(b) plan contributions up to 10 percent of their salary. The Company will match 45 percent of director contributions and 30 percent of employee contributions. The common stock is purchased in the open market and brokerage fees and other incidental expenses are absorbed by the Company. Costs incurred by the Company under the

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

plan were $96,000 in 2002, $1.9 million in 2001 and $2.7 million in 2000 and are reflected in salaries, benefits and commissions expense.

(15) Business Combinations and Divestitures

Business Combinations

      On December 2, 2002, the Company completed the acquisition of St. Johns Investment Management Company, a Jacksonville, Florida based investment advisory firm (“St. Johns”). St. Johns specializes in providing comprehensive wealth management services and stewardship of financial resources for high net worth individuals, families, not-for-profit organizations, trusts, 401k plans, retirement and pension plans, corporations, endowments and foundations. The transaction was accounted for under the purchase method of accounting.

      On January 4, 2002, the Company completed the acquisition of Horizons Insurance Group, Inc. (“Horizons”), a Dallas, Texas based full-line general insurance brokerage firm. On May 30, 2002, the Company completed the acquisition of Olson & Olson, Ltd., a Denver, Colorado based full-line general insurance brokerage firm (“Olson & Olson”). On July 10, 2002, the Company completed the acquisition of Schaefer-Smith-Ankeney Insurance Agency, L.L.C., a Phoenix, Arizona based full-line general insurance brokerage firm (“Schaefer-Smith-Ankeney”). Horizons, Olson & Olson and Schaefer-Smith-Ankeney specialize in providing property and casualty insurance, personal insurance and employee benefit plans to both individual and commercial customers. Each of these transactions was accounted for under the purchase method of accounting.

      On January 4, 2001, the Company completed the merger with FirsTier Corporation (“FirsTier”). FirsTier was the parent of FirsTier Bank, an approximately $815 million asset bank primarily located in the greater Denver area, and Firstate Bank, an $85 million asset bank in Nebraska. FirsTier shareholders received 6.8 million shares of Compass common stock in exchange for all of the outstanding shares of FirsTier. The transaction was accounted for under the pooling-of-interests method of accounting, and all prior-period information has been restated to reflect the inclusion of FirsTier.

      On December 14, 2000, the Company completed the acquisition of Texas Insurance Agency, with revenues of $5 million. Headquartered in San Antonio, Texas Insurance Agency specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and private banking customers as well as home and automobile insurance for retail customers. The transaction was accounted for under the purchase method of accounting.

      On July 17, 2000, the Company completed the acquisition of Founders Bank of Arizona (“Founders”) in Phoenix, with assets of approximately $400 million. The Company acquired all of the outstanding shares of Founders in exchange for approximately $80 million in cash. The transaction was accounted for under the purchase method of accounting.

      On April 3, 2000, the Company completed the merger with MegaBank Financial Corporation in Denver, Colorado, with assets of approximately $300 million (“MegaBank”). The transaction was accounted for under the pooling-of-interests method of accounting. Prior-period information was not restated to include MegaBank due to immateriality.

      On January 13, 2000, the Company completed the merger with Western Bancshares in Albuquerque, New Mexico, with assets in excess of $300 million. The transaction was accounted for under the pooling-of-interests method of accounting, and all prior-period information has been restated to reflect the inclusion of Western Bancshares.

      Several of the acquisition agreements, related to the insurance agencies and the investment advisory firm, accounted for under the purchase method, include contingent consideration provisions. These provisions are

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

generally based upon future revenue or earnings goals, for a period of typically three years. At December 31, 2002, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $12 million.

Divestitures

      During 2000, the Company completed the sale of eight non-strategic branches in Texas with deposits of approximately $205 million. Gains of $16.7 million were realized on the sales and are included in other income on the Consolidated Statements of Income for the year ended December 31, 2000.

(16) Income Taxes

      For the years ended December 31, 2002, 2001 and 2000, income tax expense consists of:

	2002	2001	2000

	(in Thousands)
Current income tax expense:
Federal	$141,442	$175,354	$75,204
State	8,051	3,301	4,359

Total	149,493	178,655	79,563

Deferred income tax expense (benefit):
Federal	13,800	(38,548)	36,182
State	(534)	(278)	1,477

Total	13,266	(38,826)	37,659

Total income tax expense	$162,759	$139,829	$117,222

      During 2002, the Company made income tax payments of approximately $208.4 million and received cash income tax refunds amounting to approximately $2.6 million. For 2001 and 2000, income tax payments were approximately $113.2 million and $84.7 million, respectively. Cash income tax refunds amounted to approximately $4.4 million for 2001 and $1.5 million for 2000.

      Income tax expense differed from the amount computed by applying the Federal statutory income tax rate to pretax earnings for the following reasons:

	2002		2001		2000

		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings

	(in Thousands)
Income tax expense at Federal statutory rate	$167,005	35.0%	$143,579	35.0%	$125,596	35.0%
Increase (decrease) resulting from:
Tax-exempt interest and other income	(9,754)	(2.0)	(10,385)	(2.5)	(6,801)	(1.9)
Sale of subsidiary stock	—	—	—	—	(7,700)	(2.1)
State income tax expense net of Federal income tax benefit	4,886	1.0	1,965	0.5	3,765	1.0
Other	622	0.1	4,670	1.1	2,362	0.7

Income tax expense	$162,759	34.1%	$139,829	34.1%	$117,222	32.7%

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below:

	2002	2001

	(in Thousands)
Deferred tax assets:
Allowance for loan losses	$88,057	$70,346
Bond discount/ premium	1,545	8,288
Other deferred tax assets	16,812	17,749

Total assets	106,414	96,383

Deferred tax liabilities:
Premises and equipment	24,965	18,569
Lease financing	55,546	55,194
Net unrealized gains on securities available for sale and hedging instruments	64,628	43,050
Core deposit and other acquired intangibles	16,130	11,242
Other deferred tax liabilities	20,979	9,318

Total liabilities	182,248	137,373

Net deferred tax liability	$(75,834)	$(40,990)

(17) Parent Company

      The condensed financial information for Compass Bancshares, Inc. (Parent Company only) is presented as follows:

Balance Sheets

	December 31

	2002	2001

	(in Thousands)
Assets
Cash and due from banks*	$378,616	$112,600
Investment securities	—	1,088
Investment in subsidiaries*	2,177,285	1,935,228
Other assets*	24,659	15,688

Total assets	$2,580,560	$2,064,604

Liabilities and Shareholders’ Equity
Commercial paper	$76,928	$95,100
Accrued expenses and other liabilities*	25,208	17,222
Junior subordinated debt payable to subsidiary trusts*	417,644	108,365
Subordinated debentures and other borrowings	129,278	128,276

Total liabilities	649,058	348,963
Shareholders’ equity	1,931,502	1,715,641

Total liabilities and shareholders’ equity	$2,580,560	$2,064,604

*	Eliminates in consolidation

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

Statements of Income

	Year Ended December 31

	2002	2001	2000

	(in Thousands)
Income:
Cash dividends from subsidiaries*	$205,319	$105,000	$285,204
Interest on investments with affiliates*	7,740	9,365	10,867
Other	565	3,031	6,125

Total income	213,624	117,396	302,196
Expense:
Interest on commercial paper and other borrowings*	21,670	18,568	27,076
Other	5,218	5,151	5,608

Total expense	26,888	23,719	32,684
Income before income tax benefit and equity in undistributed earnings of subsidiaries	186,736	93,677	269,512
Applicable income tax benefit	(6,959)	(4,277)	(5,880)

	193,695	97,954	275,392
Equity in undistributed earnings (dividends in excess of earnings) of subsidiaries*	120,704	172,443	(33,769)

Net income	$314,399	$270,397	$241,623

*	Eliminates in consolidation

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

Statements of Cash Flows

	Year Ended December 31

	2002	2001	2000

	(in Thousands)
Operating Activities:
Net income	$314,399	$270,397	$241,623
Adjustments to reconcile net income to cash provided by operations:
Depreciation, amortization and (accretion)	2,293	1,931	(1,073)
(Equity in undistributed earnings) dividends in excess of earnings	(120,704)	(172,443)	33,769
(Increase) decrease in other assets	(8,061)	2,055	(937)
Increase in other liabilities	8,144	5,864	978

Net cash provided by operating activities	196,071	107,804	274,360
Investing Activities:
Proceeds from maturities/ calls of investment securities	—	—	67
Purchase of investment securities	—	—	(103)
Proceeds from sales of investment securities available for sale	1,441	21,653	—
Net decrease (increase) in reverse repurchase agreements with affiliates	—	182,214	(94,595)
Capital contributions made to subsidiaries	(368)	(3,995)	(76,624)
Payments from (advances to) subsidiaries on notes receivable	—	2,000	(16,133)

Net cash (used in) provided by investing activities	1,073	201,872	(187,388)
Financing Activities:
Net (decrease) increase in commercial paper	(18,172)	9,774	14,633
Repayment of other borrowings	—	(24,501)	(800)
Issuance (repurchase) of junior subordinated debt payable to subsidiary trusts	300,000	(29,044)	—
Common dividends paid	(128,183)	(117,760)	(105,964)
Purchase of treasury stock	(126,467)	(50,146)	—
Issuance of treasury stock for benefit plans, net	5,936	—	—
Repayment of loans to finance stock purchases	5,404	1,372	578
Proceeds from exercise of stock options	30,354	11,224	3,908

Net cash provided by (used in) by financing activities	68,872	(199,081)	(87,645)

Net increase (decrease) in cash and due from banks	266,016	110,595	(673)
Cash and due from banks at beginning of the year	112,600	2,005	2,678

Cash and due from banks at end of the year	$378,616	$112,600	$2,005

(18) Fair Value of Financial Instruments

      The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

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

Off-balance sheet instruments: The Company’s loan commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time; therefore, the estimated value of the Company’s loan commitments approximates carrying amount.

Derivatives: Derivative instruments (forwards, swaps, caps, floors and options written) are recorded on the balance sheet at fair value. Fair value is calculated using pricing models designed to approximate dealer quoted prices.

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

	At December 31, 2002		At December 31, 2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in Thousands)
Financial Instruments:
Assets:
Cash and due from banks	$734,540	$734,540	$715,991	$715,991
Investment securities held to maturity	475,445	490,518	707,524	718,694
Investment securities available for sale	4,783,696	4,783,696	6,563,705	6,563,705
Trading account securities	22,710	22,710	21,331	21,331
Federal funds sold and securities purchased under agreements to resell	24,822	24,822	19,201	19,201
Loans	16,481,320	16,715,818	13,707,286	13,868,712
Liabilities:
Noninterest bearing deposits	$3,964,471	$3,964,471	$3,576,289	$3,576,289
Interest bearing deposits	11,170,916	11,244,760	10,158,956	10,210,156
Federal funds purchased and securities sold under agreements to repurchase	1,343,200	1,343,200	2,922,802	2,922,802
Other short-term borrowings	290,939	290,939	551,307	551,307
FHLB and other borrowings	4,900,132	5,167,757	3,837,450	3,957,232

(19) Segment Information

      The Company’s segment information is presented by line of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics, through various products and services. The segment results include certain overhead allocations and intercompany transactions. All intercompany transactions have been eliminated to determine the consolidated balances. The Company’s reportable operating segments are Corporate Banking, Retail Banking, Asset Management and Treasury.

      The Corporate Banking segment is responsible for providing a full array of banking and investment services to business banking, commercial banking and other institutional clients in each of the Company’s major metropolitan markets. The Corporate Banking segment also includes a National Industries unit that is responsible for serving larger national accounts, principally in targeted industries. In addition to traditional credit and deposit products, the Corporate Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, insurance and interest rate protection and investment products.

      The Retail Banking segment serves the Company’s consumer customers through its 352 banking offices and through the use of alternative delivery channels such as personal computer banking, the internet and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds and brokerage. In addition, Retail Banking serves the Company’s small business customers, and is responsible for the indirect automobile portfolio.

      The Asset Management segment provides specialized investment portfolio management, traditional credit products, financial counseling and customized services to the Company’s private clients and foundations as well as investment management and retirement services to companies and their employees. The Asset Management segment is also the discretionary investment manager of Expedition Funds®, the Company’s family of proprietary mutual funds.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

      The Treasury segment’s primary function is to manage the investment securities portfolio, certain residential real estate loans, public entity deposits and the liquidity and funding positions of the Company.

      Corporate Support and Other includes activities that are not directly attributable to the reportable segments. Included in this category are the activities of the parent company and support functions, i.e., accounting, loan review, etc. and the elimination of intercompany transactions.

      The following table presents the segment information for the Company’s segments as of and for the year ended December 31, 2002, 2001 and 2000.

For the Year ended December 31, 2002

(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income (expense)	$365,511	$371,282	$51,644	$142,899	$(6,481)	$924,855
Noninterest income	98,021	288,245	26,925	23,368	4,504	441,063
Noninterest expense	177,169	340,781	32,191	15,785	186,503	752,429

Segment net income (loss)	$286,363	$318,746	$46,378	$150,482	$(188,480)	613,489

Provision for loan losses						136,331

Net income before income tax expense						477,158
Income tax expense						162,759

Net income						$314,399

Balance Sheet
Average assets	$8,538,286	$5,022,199	$884,201	$8,100,223	$809,194	$23,354,103
Average loans	8,424,260	4,752,396	874,052	1,048,636	1,500	15,100,844
Average deposits	3,588,290	8,831,556	1,126,950	781,322	(184,828)	14,143,290

Period-end assets	$9,063,914	$5,592,682	$951,527	$7,422,816	$853,770	$23,884,709
Period-end loans	8,963,078	5,336,178	942,029	1,230,568	9,467	16,481,320
Period-end deposits	3,933,152	8,782,924	1,212,365	1,369,524	(162,578)	15,135,387

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

For the Year ended December 31, 2001

(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income	$332,420	$335,889	$50,745	$112,824	$(6,019)	$825,859
Noninterest income	68,681	241,621	27,124	28,344	10,608	376,378
Noninterest expense	137,923	312,765	30,500	15,590	188,992	685,770

Segment net income (loss)	$263,178	$264,745	$47,369	$125,578	$(184,403)	516,467

Provision for loan losses						106,241

Net income before income tax expense						410,226
Income tax expense						139,829

Net income						$270,397

Balance Sheet
Average assets	$8,090,887	$3,832,686	$752,063	$8,343,465	$973,486	$21,992,587
Average loans	7,978,836	3,451,868	739,926	739,533	98,598	13,008,761
Average deposits	3,237,789	9,056,649	1,115,327	312,244	39,158	13,761,167

Period-end assets	$8,207,558	$4,304,918	$825,421	$8,907,504	$769,599	$23,015,000
Period-end loans	8,090,243	3,980,183	814,511	845,238	(22,889)	13,707,286
Period-end deposits	3,489,218	8,739,879	1,219,140	360,887	(73,879)	13,735,245

For the Year ended December 31, 2000

(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income	$280,985	$317,835	$43,606	$(126,935)	$203,021	$718,512
Noninterest income	39,896	199,316	25,819	8,108	32,057	305,196
Noninterest expense	103,207	263,817	27,787	10,551	193,923	599,285

Segment net income (loss)	$217,674	$253,334	$41,638	$(129,378)	$41,155	424,423

Provision for loan losses						65,578

Net income before income tax expense						358,845
Income tax expense						117,222

Net income						$241,623

Balance Sheet
Average assets	$7,042,062	$3,367,367	$646,324	$7,050,874	$1,694,192	$19,800,819
Average loans	6,935,853	2,800,582	635,564	915,767	824,705	12,112,471
Average deposits	2,991,646	9,053,654	967,539	474,668	817,093	14,304,600

Period-end assets	$7,759,447	$3,410,716	$717,422	$7,294,209	$1,695,366	$20,877,160
Period-end loans	7,390,408	2,929,513	707,907	471,404	759,522	12,258,754
Period-end deposits	3,242,980	9,000,019	1,149,731	676,587	756,060	14,825,377

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

      The financial information presented was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies that have been developed to reflect the underlying economics of the businesses. The policies address the methodologies applied and include policies related to funds transfer pricing. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided) to assets and liabilities based on their maturity, prepayment, and/or repricing characteristics.

      The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The 2001 and 2000 segment information has been revised to conform to the 2002 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

(20) Earnings Per Share

      Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31

	2002	2001	2000

	(in Thousands Except Per Share Data)
BASIC EARNINGS PER SHARE:
Net income	$314,399	$270,397	$241,623
Plus: Gain on redemption of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—	1,766	—

Net income available to common shareholders	$314,399	$272,163	$241,623

Weighted average basic common shares outstanding	127,575	127,617	126,514

Basic earnings per share	$2.46	$2.13	$1.91

DILUTED EARNINGS PER SHARE:
Net income	$314,399	$270,397	$241,623
Plus: Gain on redemption of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—	1,766	—

Net income available to common shareholders and assumed conversions	$314,399	$272,163	$241,623

Weighted average common shares outstanding	127,575	127,617	126,514
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using average market price for the year	2,275	1,521	747

Weighted average diluted common shares outstanding	129,850	129,138	127,261

Diluted earnings per share	$2.42	$2.11	$1.90

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

(21) Comprehensive Income

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources.

      The following is a summary of the components of other comprehensive income:

	Year Ended December 31

	2002	2001	2000

	(in Thousands)
Other comprehensive income, before tax:
Unrealized holding gain on investment securities available for sale, net	$119,306	$81,679	$124,007
Less reclassification adjustment for gains on investment securities available for sale	4,233	7,583	4
Unrealized holding losses on investment securities transferred to investments available for sale	—	(809)	—
Net change in accumulated gains on cash-flow hedging instruments	(10,165)	68,892	—

Other comprehensive income, before income taxes and cumulative effect adjustment	104,908	142,179	124,003

Income tax expense (benefit) related to other comprehensive income:
Unrealized holding gain on investment securities available for sale	44,149	30,455	47,266
Less reclassification adjustment for gains on investment securities available for sale	1,591	2,850	1
Unrealized holding losses on investment securities transferred to investments available for sale	—	(304)	—
Net change in accumulated gains on cash-flow hedging instruments	(3,821)	25,897	—

Total income tax expense related to other comprehensive income	38,737	53,198	47,265

Total comprehensive income before cumulative effect adjustment	66,171	88,981	76,738
Cumulative effect adjustment for accumulated net losses on hedging instruments, net of tax	—	(2,247)	—

Other comprehensive income, after income taxes	$66,171	$86,734	$76,738

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, 2001 and 2000

(22) Supplemental Disclosure for Statement of Cash Flows

      The Company paid approximately $460 million, $732 million and $772 million in interest on deposits and other liabilities during 2002, 2001 and 2000, respectively. The following table presents the Company’s noncash investing and financing activities for the years ended December 31, 2002, 2001 and 2000.

	December 31

	2002	2001	2000

	(in Thousands)
Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$17,901	$23,936	$20,044
Transfers of investment securities to available for sale securities	—	475,087	—
Loans to facilitate the sale of other real estate owned	291	597	2,808
Assets retained in loan securitizations	—	246,014	1,193,990
Loans to finance stock purchases	3,568	2,994	640
Change in unrealized gain on available-for-sale securities	115,073	73,287	124,003
Issuance of restricted stock, net of cancellations	2,764	2,230	1,512

Business combinations and divestitures:
Common stock issued	43,690	—	35,924
Assets acquired	73,637	—	782,015
Liabilities assumed	24,606	—	694,135
Assets sold	1,180	—	48,692
Liabilities sold	1,136	—	203,118

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information required by Item 304(a)(1) of Regulation S-K.

      (i) Arthur Andersen LLP was dismissed as the Company’s independent accountants effective as of the close of business on March 28, 2002.

      (ii) The reports of Arthur Andersen LLP on the consolidated financial statements of the Company at December 31, 2000 and December 31, 2001, and for the three years ended December 31, 2001, did not contain any adverse opinion or any disclaimer of opinion, nor were such reports of Arthur Andersen LLP qualified or modified as to uncertainty, audit scope, or accounting principles.

      (iii) The decision to change accountants was recommended by the Audit Committee of the Board of Directors of the Company and approved by the Board of Directors of the Company.

      (iv) In connection with its audits for the two (2) most recent fiscal years and through the date of dismissal, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements of the Company for such fiscal years.

      (v) During the two most recent fiscal years and through the date of dismissal there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Information required by Item 304(a)(2) of Regulation S-K.

      The Company engaged PricewaterhouseCoopers LLP as its new independent accountants as of March 29, 2002, to audit the Company’s consolidated financial statements. During the two (2) most recent fiscal years and through the date of engagement, the Company has not consulted with PricewaterhouseCoopers LLP on items regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (2) the subject matter of a disagreement or reportable event with the Company’s former auditor (as defined in Item 304(a)(2) of Regulation S-K).

Information required by Item 304(a)(3) of Regulation S-K

      The Company provided a copy of this disclosure to Arthur Andersen LLP and requested that Arthur Andersen LLP provide it with a letter to the Securities and Exchange Commission stating whether or not it agrees with the statements set forth above. A copy of that letter, dated as of March 29, 2002, was attached as Exhibit 16 to the Company’s current report on Form 8-K that was filed with the Securities and Exchange Commission on April 4, 2002.

PART III

ITEM 10 —	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this item is incorporated by reference from the sections entitled “Election of Directors” and “Executive Compensation and Other Information” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

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

      Information required by this item is incorporated by reference from the section entitled “Certain Transactions” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

ITEM 14 —	CONTROLS AND PROCEDURES

      The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      There were no significant changes in the Company’s internal controls or in other factors that significantly affect these controls subsequent to the date of such evaluation.

PART IV

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Index of documents filed as part of this report:

Compass Bancshares, Inc. and Subsidiaries

Financial Statements

(b)	Reports on Form 8-K

      On November 8, 2002, Compass Bancshares, Inc. filed a current report on Form 8-K in which it indicated that the quarterly report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission was accompanied by a certification from each D. Paul Jones, Jr., Chief Executive Officer, and Garrett R. Hegel, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A copy of each of the certifications was attached as an exhibit to the current report on Form 8-K.

      On December 6, 2002, Compass Bancshares, Inc. filed a current report on Form 8-K in which it indicated that it had (i) advised participants of the Compass Bancshares, Inc. Employee Stock Ownership Plan (the “Plan”) that the Plan would be changing record keepers and the SmartInvestor-401(k) component of the Plan would be changing investment options applicable to employee contributions and, as a result of these changes, there would be a “blackout” period from December 20, 2002 through January 14, 2003, during which Plan participants would be unable to direct or diversify investments in their Plan accounts and (ii) provided its executive officers and members of its Board of Directors with a notification informing them that they must not engage in any transactions in the Company’s equity securities during the blackout period. A copy of the notification provided to the Company’s executive officers and members of its Board of Directors was attached as an exhibit to the current report on Form 8-K.

(c)	Exhibits

Page

(3)	Articles of Incorporation and By-Laws of Compass Bancshares, Inc.
(a)
Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

(b)
Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

(c)
Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

(c) Exhibits (continued)

Page

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
Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(h)
Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures
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
Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(d)
Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(c) Exhibits (continued)

Page

(e)
Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(f)
Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(g)
Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(g) to the December 31, 2001 Form 10-K filed with the Commission)

(h)
Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(h) to the December 31, 2001 Form 10-K filed with the Commission)

(i)
Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to the December 31, 2001 Form 10-K filed with the Commission)

(j)
Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to the December 31, 2001 Form 10-K filed with the Commission)

(k)
Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(k) to the December 31, 2001 Form 10-K filed with the Commission)

(l)
Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri(incorporated by reference to Exhibit 10(l) to the December 31, 2001 Form 10-K filed with the Commission)

(m)
Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

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
Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to the December 31, 2001 Form 10-K filed with the Commission)

(r)
Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001(incorporated by reference to Exhibit 10(r) to the December 31, 2001 Form 10-K filed with the Commission)

(c) Exhibits (continued)

		Page

	(s)
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

(21)	Subsidiaries of the Registrant	95
(23)	Consents of experts and counsel
(24)	Power of Attorney

      Certain financial statement schedules and exhibits have been omitted because they are not applicable.

Exhibit 21 — Subsidiaries of the Registrant

State or Other Jurisdiction
Subsidiaries	of Incorporation

Compass Bank	Alabama
Central Bank of the South	Alabama
Schaefer-Smith-Ankeney Insurance Agency, L.L.C.	Arizona
Horizons Insurance Group, Inc.	Texas

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS BANCSHARES, INC.

Date: February 17, 2003	By: /s/ D. Paul Jones, Jr. D. Paul Jones, Jr. Chairman and Chief Executive Officer

Date: February 17, 2003	By /s/ Garrett R. Hegel Garrett R. Hegel Chief Financial Officer

Date: February 17, 2003	By /s/ Timothy L. Journy Timothy L. Journy Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors	Date

/s/ James H. Click, Jr. James H. Click, Jr.	February 17, 2003

/s/ Charles W. Daniel Charles W. Daniel	February 17, 2003

/s/ W. Eugene Davenport W. Eugene Davenport	February 17, 2003

/s/ Tranum Fitzpatrick Tranum Fitzpatrick	February 17, 2003

/s/ Carl J. Gessler, Jr. Carl J. Gessler, Jr.	February 17, 2003

/s/ D. Paul Jones, Jr. D. Paul Jones, Jr.	February 17, 2003

/s/ Charles E. McMahen Charles E. McMahen	February 17, 2003

/s/ John S. Stein John S. Stein	February 17, 2003

/s/ J. Terry Strange J. Terry Strange	February 17, 2003

      The Directors of Compass Bancshares, Inc. executed a power of attorney appointing Jerry W. Powell, Joseph B. Cartee and Marc P. Follmer their attorneys-in-fact, empowering them to sign this report on their behalf.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, D. Paul Jones, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Compass Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 11, 2003

/s/ D. PAUL JONES, JR.

D. Paul Jones, Jr.
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

           I, Garrett R. Hegel, certify that:

1. I have reviewed this annual report on Form 10-K of Compass Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 11, 2003

/s/ GARRETT R. HEGEL

Garrett R. Hegel
Chief Financial Officer