Form 10-Q
period 2003-03-31
COMPASS BANCSHARES INC
filed 2003-05-08
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2003	Commission File No. 0-6032

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)

15 South 20th Street
Birmingham, Alabama 35233

(Address of principal executive offices)

(205) 297-3000

(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $2 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2): Yes ☒   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Common Stock, $2 Par Value	126,899,697

The number of pages of this report is 33.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	March 31, 2003	December 31, 2002

Assets

Cash and due from banks	$666,658	$734,540

Federal funds sold and securities purchased under agreements to resell	146,111	24,822

Trading account securities	36,749	22,710

Investment securities available for sale	4,957,453	4,783,696

Investment securities held to maturity (fair value of $383,513 and $490,518 for 2003 and 2002, respectively)	370,916	475,445

Loans	16,762,551	16,481,320

Allowance for loan losses	(237,100)	(232,830)

Net loans	16,525,451	16,248,490

Premises and equipment, net	500,313	491,884

Goodwill	293,088	283,835

Other assets	824,166	819,287

Total assets	$24,320,905	$23,884,709

Liabilities and Shareholders’ Equity

Deposits:

Noninterest bearing	$4,249,071	$3,964,471

Interest bearing	10,991,251	11,170,916

Total deposits	15,240,322	15,135,387

Federal funds purchased and securities sold under agreements to repurchase	1,842,973	1,343,200

Other short-term borrowings	91,220	290,939

FHLB and other borrowings	4,430,070	4,438,416

Guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	458,267	461,716

Accrued expenses and other liabilities	282,482	283,549

Total liabilities	22,345,334	21,953,207

Shareholders’ equity:

Preferred stock (25,000,000 shares authorized; Issued – none)	—	—

Common stock of $2 par value:

Authorized — 300,000,000 shares; Issued — 130,758,229 shares in 2003 and 130,412,173 shares in 2002	261,516	260,824

Treasury stock, at cost (3,928,312 shares in 2003 and 4,295,758 shares in 2002)	(118,345)	(129,415)

Surplus	207,814	199,907

Loans to finance stock purchases	(1,561)	(1,563)

Unearned restricted stock	(7,199)	(2,877)

Accumulated other comprehensive income	118,406	136,109

Retained earnings	1,514,940	1,468,517

Total shareholders’ equity	1,975,571	1,931,502

Total liabilities and shareholders’ equity	$24,320,905	$23,884,709

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended March 31

	2003	2002

Interest income:

Interest and fees on loans	$258,778	$250,452

Interest on investment securities available for sale	61,552	88,687

Interest on investment securities held to maturity	5,677	12,721

Interest on federal funds sold and securities purchased under agreements to resell	115	108

Interest on trading account securities	124	238

Total interest income	326,246	352,206

Interest expense:

Interest on deposits	48,146	62,570

Interest on federal funds purchased and securities sold under agreements to repurchase	4,761	13,644

Interest on other short-term borrowings	237	1,232

Interest on FHLB and other borrowings	40,668	39,061

Interest on guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	5,189	1,927

Total interest expense	99,001	118,434

Net interest income	227,245	233,772

Provision for loan losses	29,779	30,320

Net interest income after provision for loan losses	197,466	203,452

Noninterest income:

Service charges on deposit accounts	51,279	40,877

Credit card service charges and fees	12,519	9,740

Insurance commissions	10,804	2,687

Corporate and correspondent investment sales	8,423	4,796

Retail investment sales	7,161	6,279

Asset management fees	5,346	5,202

Bank owned life insurance	4,458	4,583

Investment securities gains, net	—	520

Other	23,117	20,286

Total noninterest income	123,107	94,970

Noninterest expense:

Salaries, benefits and commissions	107,729	94,625

Equipment expense	17,786	15,639

Net occupancy expense	14,560	13,849

Professional services	12,485	11,643

Marketing expense	9,227	7,399

Communications expense	6,017	5,161

Amortization of intangibles	1,799	2,234

Merger and integration	466	768

Other	26,064	31,606

Total noninterest expense	196,133	182,924

Net income before income tax expense	124,440	115,498

Income tax expense	42,355	39,290

Net income	$82,085	$76,208

Basic earnings per share	$0.65	$0.60

Basic weighted average shares outstanding	125,901	126,956

Diluted earnings per share	$0.64	$0.59

Diluted weighted average shares outstanding	128,083	129,155

Dividends per share	$0.28	$0.25

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2003 and 2002
(In Thousands)
(Unaudited)

					Accumulated
					Other		Total
	Common	Treasury		Retained	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Other	Equity	Income

	(in Thousands)
Balance, December 31, 2002	$260,824	$(129,415)	$199,907	$1,468,517	$136,109	$(4,440)	$1,931,502

Net income	—	—	—	82,085	—	—	82,085	$82,085

Change in unrealized holding gains on securities available for sale, net of tax	—	—	—	—	(8,219)	—	(8,219)	(8,219)

Change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	(9,484)	—	(9,484)	(9,484)

Comprehensive income								$64,382

Common dividends declared ($0.28 per share)	—	—	—	(35,468)	—	—	(35,468)

Exercise of stock options and other issuances	387	—	3,197	(194)	—	—	3,390

Issuance of restricted stock	305	—	4,483	—	—	(4,788)	-

Repayment of loans to finance stock purchases, net of advances	—	—	—	—	—	2	2

Issuance of treasury stock for acquisitions	—	11,070	227	—	—	—	11,297

Amortization of restricted stock	—	—	—	—	—	466	466

Balance, March 31, 2003	$261,516	$(118,345)	$207,814	$1,514,940	$118,406	$(8,760)	$1,975,571

Balance, December 31, 2001	$257,520	$(50,146)	$160,441	$1,283,601	$69,938	$(5,713)	$1,715,641

Net income	—	—	—	76,208	—	—	76,208	$76,208

Change in unrealized holding gains on securities available for sale, net of tax	—	—	—	—	17,982	—	17,982	17,982

Change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	(10,663)	—	(10,663)	(10,663)

Comprehensive income								$83,527

Common dividends declared ($0.25 per share)	—	—	—	(31,906)	—	—	(31,906)

Exercise of stock options and other issuances	1,171	—	9,800	(740)	—	—	10,231

Issuance of restricted stock	192	—	2,572	—	—	(2,764)	—

Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(80)	(80)

Issuance of treasury stock for acquisitions	—	5,324	568	—	—	—	5,892

Amortization of restricted stock	—	—	—	—	—	509	509

Purchase of treasury stock	—	(1,158)	(55)	—	—	—	(1,213)

Balance, March 31, 2002	$258,883	$(45,980)	$173,326	$1,327,163	$77,257	$(8,048)	$1,782,601

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31

	2003	2002

Operating Activities:

Net income	$82,085	$76,208

Adjustments to reconcile net income to cash provided by operations:

Depreciation and amortization	26,962	31,090

Accretion of discount and loan fees	(4,240)	(7,384)

Provision for loan losses	29,779	30,320

Net change in trading account securities	(14,039)	(12,807)

Gain on sale of investment securities available for sale	—	(520)

(Increase) decrease in other assets	(17,941)	10,599

Increase (decrease) in other liabilities	3,626	(49,172)

Net cash provided by operating activities	106,232	78,334

Investing Activities:

Proceeds from maturities and paydowns of investment securities held to maturity	103,373	99,484

Purchases of investment securities held to maturity	—	(201,400)

Proceeds from sales of investment securities available for sale	68,111	375,745

Proceeds from maturities and paydowns of investment securities available for sale	543,767	658,645

Purchases of investment securities available for sale	(806,713)	(259,091)

Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(121,289)	11,457

Net increase in loan portfolio	(316,454)	(686,540)

Net cash received in acquisitions	1,371	1,224

Purchases of premises and equipment	(20,324)	(19,066)

Proceeds from sales of other real estate owned	4,156	3,737

Net cash used by investing activities	(544,002)	(15,805)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31

	2003	2002

Financing Activities:

Net increase in demand deposits, NOW accounts and savings accounts	741,057	205,119

Net increase (decrease) in time deposits	(634,355)	138,417

Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	499,773	(460,031)

Net decrease in short-term borrowings	(199,719)	(441,378)

Proceeds from FHLB advances and other borrowings	—	100,000

Repayment of FHLB advances and other borrowings	(5,083)	(61)

Issuance of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	—	300,000

Common dividends paid	(35,149)	(31,877)

Purchase of treasury stock	—	(1,213)

Repayment of loans to finance stock purchases	68	245

Proceeds from exercise of stock options	3,296	9,906

Net cash provided by (used in) financing activities	369,888	(180,873)

Net decrease in cash and due from banks	(67,882)	(118,344)

Cash and due from banks at beginning of period	734,540	715,991

Cash and due from banks at end of period	$666,658	$597,647

Schedule of noncash investing and financing activities:

Transfers of loans to other real estate owned	$12,110	$4,005

Loans to facilitate the sale of other real estate owned	47	60

Loans to finance stock purchases	66	325

Change in unrealized gain on available for sale investment securities	(13,170)	28,102

Issuance of restricted stock, net of cancellations	4,734	2,764

Business acquisitions:

Assets acquired	16,095	6,327

Liabilities assumed	6,141	1,659

Treasury stock issued	11,325	5,892

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 — General

     The term “Company” is used throughout this report to refer to Compass Bancshares, Inc. and its subsidiaries. The term “Parent Company” is used to refer to Compass Bancshares, Inc. wherever a distinction between Compass Bancshares, Inc. and its subsidiaries aids in the understanding of this report.

     The Company has two bank subsidiaries. The Company’s lead bank subsidiary is Compass Bank, an Alabama banking corporation headquartered in Birmingham, Alabama (“Compass Bank”). The Company’s other bank subsidiary is Central Bank of the South, an Alabama banking corporation headquartered in Anniston, Alabama (“Central Bank of the South”). Central Bank of the South has limited activities. The bank subsidiaries of the Company are referred to collectively herein as the “Subsidiary Banks”.

     The consolidated financial statements of the Company in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 11, 2003.

Critical Accounting Policies

     The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles in the United States and with general practices within the banking industry. The Company’s critical accounting policies relate to: (1) the allowance for loan losses, (2) the valuation of derivatives and other hedging instruments, and (3) the transfers of financial assets, the extinguishment of liabilities, and the determination of when special purpose vehicles should be included in the consolidated balance sheets and consolidated statements of income. These policies require the use of estimates, assumptions and judgements based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgements and as such have a greater possibility of producing results that could be materially different than originally reported. These policies require the use of subjective and complex estimates, assumptions and judgements that are important to the portrayal of the Company’s financial condition and results.

     Management’s evaluation process to determine the adequacy of the allowance for loan losses combines three factors which involve the use of estimates, assumptions and judgements: historical loss experience derived from analytical models, current trends and economic conditions, and reasonably foreseeable events. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements.

     In various segments of its business, the Company uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. All of these derivative financial instruments, excluding those in the trading portfolio, are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgement in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. The Company believes that its techniques for addressing these judgemental areas are in accordance with generally accepted accounting principles in the United States and in line with industry practices in assessing hedge effectiveness. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. These derivative financial instruments have active markets and indications of fair value can be readily obtained.

     The Company utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity and market or credit risk management needs. These financing arrangements are with entities that may be in the form of corporations, partnerships, or trusts and are not consolidated in the Company’s balance sheet. The majority of these activities are basic term or revolving securitization vehicles. The Company evaluates whether these entities should be

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the entity is a qualifying special purpose entity (“QSPE”) as defined in Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For nonconsolidation, SFAS No. 140 requires the financing entity to be legally isolated, bankruptcy remote and beyond the control of the seller. Management believes these financing entities which qualify as QSPE’s fulfill the nonconsolidation requirements specified in SFAS No. 140.

Stock-Based Compensation

     The Company has long-term incentive stock option plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income for these plans.

     Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.10 percent and 4.37 percent; expected dividend yields of 4.80 percent and 4.60 percent; volatility factors of the expected market price of the Company’s common stock of 0.309 and 0.300; and a weighted-average expected life of the options of 5 years for both periods.

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

     The Company’s options granted in 2003 vest 50 percent at the end of the first year and 25 percent at the end of each of the next two years. The Company’s options granted in 2002 vested 25 percent at the date of grant and 25 percent at the end of each year over a period of three years. The compensation expense related to these options has been allocated over the vesting period for purposes of pro forma disclosures. Options expire ten years after the date of grant.

     The Company’s actual and pro forma information follows (in thousands except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net income:

As reported	$82,085	$76,208

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,410	5,308

Pro forma net income	$79,675	$70,900

Basic earnings per share:

As reported	$0.65	$0.60

Pro forma	$0.63	$0.56

Diluted earnings per share:

As reported	$0.64	$0.59

Pro forma	$0.62	$0.55

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Website Availability of Reports Filed with the Securities and Exchange Commission

     The Company maintains an Internet website located at www.compassweb.com on which, among other things, the Company makes available, free of charge, various reports that it files with, or furnishes to, the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission. To access these reports directly, users may visit the following Internet address: http://ir.shareholder.com/cbss/sec.cfm.

NOTE 2 — Business Combinations and Divestitures

     During March 2003, the Company completed the acquisition of Mueller & Associates, Inc. (“Mueller”), a Tucson, Arizona based full-line general insurance brokerage firm with annual revenues of approximately $4 million; and the acquisition of Maxson-Mahoney-Turner, Inc. (“MM&T”), a Dallas, Texas based full-line general insurance brokerage firm with annual revenues of approximately $5 million. Both Mueller and MM&T specialize in providing property and casualty insurance, personal insurance and employee benefit plans to both individual and commercial customers.

     In March 2003, the Company signed a definitive agreement for the sale of its two banking centers in Nebraska. This sale is subject to regulatory approval and is expected to close in the second quarter of 2003.

NOTE 3 — Capital Securities and Preferred Stock

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

     The Company has the right to redeem its debentures: (i) in whole or in part, on or after January 15, 2007 (for debentures owned by Compass Trust I), March 22, 2007 (for debentures owned by Compass Trust III), February 9, 2003 (for debentures owned by MB Capital I), and February 16, 2004 (for debentures owned by FW Capital I); and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the offering circulars). If the debentures purchased by Compass Trust I are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by MB Capital I, FW Capital I, or Compass Trust III are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. On April 1, 2003, the Company redeemed the Capital Securities issued by MB Capital I.

Class B Preferred Stock

     In December 2000, a subsidiary of the Company issued $21 million of Class B Preferred Stock (the “Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at March 31, 2003 and December 31, 2002. The Preferred Stock qualifies as Tier I Capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

share when, and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.

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

     Capital Securities and Preferred Stock are summarized below.

			Interest Rate of	Maturity of
	March 31,	December 31,	Securities and	Securities and
	2003	2002	Debentures	Debentures

	(in Millions)
Compass Trust I	$73	$73	8.23%	2027

Compass Trust III	300	300	7.35	2032

MB Capital I	12	12	8.75	2028

FW Capital I	19	19	9.38	2029

Class B Preferred Stock	18	18	9.88	N/A

Fair value of hedge instruments	36	40	N/A	N/A

Total	$458	$462

N/A – Not applicable

NOTE 4 — Earnings Per Share

	Three Months Ended
	March 31

	2003	2002

	(In Thousands Except Per Share Data)
	(Unaudited)
BASIC EARNINGS PER SHARE:

Net income	$82,085	$76,208

Weighted average shares outstanding	125,901	126,956

Basic earnings per share	$0.65	$0.60

DILUTED EARNINGS PER SHARE:

Net income and assumed conversions	$82,085	$76,208

Weighted average shares outstanding	125,901	126,956

Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using average market price for the period	2,182	2,199

Weighted average diluted shares outstanding	128,083	129,155

Diluted earnings per share	$0.64	$0.59

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 5 — Segment Information

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

     The Retail Banking segment serves the Company’s consumer customers through its 357 banking centers and through the use of alternative delivery channels such as personal computer banking, the internet and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage. In addition, Retail Banking serves the Company’s small business customers, and is responsible for the indirect automobile portfolio.

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

     The development and application of these methodologies is a dynamic process. Accordingly, financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The segment information for 2002 has been revised to conform to the 2003 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles in the United States. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

     The following table presents information for the Company’s segments as of and for the three month period ended March 31, 2003 and 2002.

	For the Three Months Ended March 31, 2003
	(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$96,176	$92,727	$12,683	$35,439	$(9,780)	$227,245

Noninterest income	32,861	76,714	6,885	4,877	1,770	123,107

Noninterest expense	46,809	89,121	8,976	4,288	46,939	196,133

Segment income (loss)	$82,228	$80,320	$10,592	$36,028	$(54,949)	154,219

Provision for loan losses						29,779

Net income before income tax expense						124,440

Income tax expense						42,355

Net income						$82,085

Balance Sheet

Average assets	$9,126,813	$5,644,804	$974,197	$7,193,735	$825,973	$23,765,522

Average loans	9,017,483	5,405,585	965,271	1,214,807	2,941	16,606,087

Average deposits	3,809,461	8,900,921	1,168,107	987,510	(55,421)	14,810,578

Period-end assets	$9,211,082	$5,730,847	$990,626	$7,528,187	$860,163	$24,320,905

Period-end loans	9,081,953	5,497,371	982,708	1,204,286	(3,767)	16,762,551

Period-end deposits	4,160,733	9,106,445	1,261,951	758,062	(46,869)	15,240,322

	For the Three Months Ended March 31, 2002
	(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement

Net interest income	$88,001	$89,821	$12,338	$33,331	$10,281	$233,772

Noninterest income	19,003	62,462	6,832	4,930	1,743	94,970

Noninterest expense	42,338	82,707	8,006	3,617	46,256	182,924

Segment income (loss)	$64,666	$69,576	$11,164	$34,644	$(34,232)	145,818

Provision for loan losses						30,320

Net income before income tax expense						115,498

Income tax expense						39,290

Net income						$76,208

Balance Sheet

Average assets	$8,261,515	$4,471,204	$821,336	$8,797,067	$779,480	$23,130,602

Average loans	8,145,473	4,174,714	810,554	882,942	(1,883)	14,011,800

Average deposits	3,401,479	8,677,685	1,110,518	498,884	(77,261)	13,611,305

Period-end assets	$8,340,136	$4,684,463	$838,540	$8,223,046	$784,377	$22,870,562

Period-end loans	8,213,177	4,403,598	828,762	936,245	(7,440)	14,374,342

Period-end deposits	3,496,893	8,857,289	1,132,236	646,312	(54,636)	14,078,094

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 6 — Loans and Allowance for Loan Losses

     The following presents the composition of the loan portfolio at March 31, 2003 and December 31, 2002.

	March 31,	December 31,
	2003	2002

	(in Thousands)
Commercial loans:

Commercial, financial and agricultural	$3,990,659	$3,959,429

Commercial real estate – construction	1,295,853	1,486,076

Commercial real estate – mortgage	3,485,999	3,214,712

Total commercial loans	8,772,511	8,660,217

Consumer loans:

Residential real estate – construction	1,056,790	1,045,504

Residential real estate – mortgage	2,128,534	2,112,155

Equity lines of credit	1,013,954	978,920

Equity loans	864,038	895,113

Credit card	455,725	462,252

Consumer installment – direct	423,615	437,500

Consumer installment – indirect	2,047,384	1,889,659

Total consumer loans	7,990,040	7,821,103

Total	$16,762,551	$16,481,320

     A summary of the activity in the allowance for loan losses for the three months ended March 31, 2003 and 2002 follows:

	Three Months Ended March 31

	2003	2002

	(in Thousands)
Balance at beginning of period	$232,830	$191,393

Provision charged to income	29,779	30,320

Net charge-offs (recoveries):

Commercial, financial and agricultural	5,061	10,331

Real estate – construction	(3)	196

Commercial real estate	720	(184)

Residential real estate	3,227	927

Credit card	8,648	5,943

Consumer installment	7,856	3,845

Total net charge-offs	25,509	21,058

Balance at end of period	$237,100	$200,655

     Nonperforming assets at March 31, 2003 and December 31, 2002 are detailed in the following table.

	March 31,	December 31,
	2003	2002

	(in Thousands)
Nonaccrual loans	$77,918	$81,671

Renegotiated loans	153	38

Total nonperforming loans	78,071	81,709

Other real estate	26,708	17,300

Total nonperforming assets	$104,779	$99,009

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 7 — Off-Balance Sheet Activities, Derivatives and Hedging

Accounting for Derivative Instruments and Hedging Activities

     The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative instruments as of March 31, 2003 and December 31, 2002.

	March 31,		December 31,

	2003		2002

		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading

	(in Thousands)
Forward and futures contracts	$657,990	$—	$347,074	$—

Interest rate swap agreements:

Pay fixed versus receive float	1,137,372	—	1,100,887	—

Receive fixed versus pay float	1,104,010	900,421	1,040,100	903,580

Floors and caps written	107,112	—	144,923	—

Floors and caps purchased	118,862	1,000,000	146,546	1,000,000

     The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both March 31, 2003 and December 31, 2002. These derivative positions are primarily executed in the over-the-counter market. For the three months ended March 31, 2003 and March 31, 2002, there were no credit losses associated with derivative instrument contracts.

	March 31, 2003		December 31, 2002

	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value

	(in Thousands)
Cash Flow Hedges:

Interest rate swap agreements	$20,221	$(809)	$23,380	$(893)

Floors and caps purchased	1,000,000	5,225	1,000,000	9,366

Fair Value Hedges:

Interest rate swap agreements	880,200	95,847	880,200	104,411

Interest-Rate Risk

     The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Fair-Value Hedges

     The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains and losses, as a result of hedge ineffectiveness, recognized for the three months ended March 31, 2003 and 2002. The Company recognized a decrease to interest expense of $11.5 million and $6.4 million related to interest rate swaps accounted for as fair value hedges for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003, the fair value hedges had a carrying value of $95.8 million and a weighted average remaining term of 3.6 years.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Cash-Flow Hedges

     The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness were based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no cash flow hedging gains and losses recognized for the three months ended March 31, 2003 and 2002, resulting from hedge ineffectiveness. During the fourth quarter 2002, the Company terminated interest rate swaps that were hedging floating rate commercial loans. At March 31, 2003, a deferred gain from this termination was included in other comprehensive income and $35.7 million will be amortized into income over the next 14 months as the related loan interest income is recognized. There were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. The Company recognized additional interest income of $17.7 million and $17.2 million related to interest rate swaps and floors accounted for as cash flow hedges for the three months ended March 31, 2003 and 2002, respectively. Deferred net gains of $4.4 million on derivative instruments not terminated are recorded in other comprehensive income at March 31, 2003. Based on the current interest rate environment these gains are expected to be reclassified to interest income in the next twelve months as net settlements occur.

Off-Balance Sheet Activities

     During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. The purpose of the conduit is to diversify the Company’s funding sources. Sunbelt was structured as a Qualifying Special Purpose Entity (“QSPE”), as defined by SFAS No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account securities portfolio and financing its purchases through the issuance of P-1/F1 rated commercial paper. All assets sold to the conduit were performing and no significant gains or losses were recognized on the sale.

     At March 31, 2003, all securities held by Sunbelt were AAA/Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s or Fitch Ratings. Approximately 99 percent of the securities held by Sunbelt at March 31, 2003 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.1 billion at both March 31, 2003 and December 31, 2002, respectively. The Company realized fee income of $2 million for each of the three months ended March 31, 2003 and March 31, 2002, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At March 31, 2003 and December 31, 2002, receivables from Sunbelt were $2 million and $3 million, respectively. There were no outstanding payables to Sunbelt at either March 31, 2003 or December 31, 2002. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of March 31, 2003.

NOTE 8 — Shareholders’ Equity

     During the third quarter of 2001, the Company announced that its board of directors authorized a share repurchase program allowing for the purchase of up to five percent, or approximately 6.4 million shares, of the Company’s outstanding common stock. Through March 31, 2003, 6 million shares had been repurchased at a cost of $177 million. Approximately 2 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At March 31, 2003, approximately 400,000 shares remained available for repurchase under this program. On January 16, 2003, the Company announced that its board of directors authorized an additional share repurchase program allowing for the purchase of another five percent, or approximately 6.3 million shares, of the Company’s outstanding common stock. The timing and amount of purchases under the programs is dependent upon the availability and alternative uses of capital, market conditions and other factors.

     In February 2003, the Company increased its quarterly dividend 12 percent to $0.28 per common share, compared to $0.25 per common share in 2002.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

     At March 31, 2003, accumulated other comprehensive income included $24.9 million from the effective portion of cash flow hedges and $93.5 million of net unrealized gains on investment securities available for sale. At December 31, 2002, accumulated other comprehensive income reflected $34.4 million associated with the effective portion of cash flow hedges and $101.7 million of net unrealized gains on investment securities available for sale.

NOTE 9 — Goodwill and Other Acquired Intangible Assets

     At March 31, 2003, the Company has three reporting units with goodwill, which include Corporate Banking with $190 million, Retail Banking with $96 million and Asset Management with $7 million. During the quarter ended March 31, 2003, goodwill increased $9 million and $86,000 within the Corporate Banking segment and the Asset Management segment, respectively, due to acquisition activity.

     Each segment was tested for impairment on January 1, 2002, when the Company initially adopted SFAS No. 142, and in the third quarter of 2002. The fair value of each reporting unit was estimated using the expected present value of future cash flows. This cash flow approach indicated that no impairment charge was required at either test date.

     Acquired intangible assets as of March 31, 2003 are detailed in the following table.

	As of March 31, 2003

	Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Value

	(in Thousands)
Nonamortizing goodwill	$346,511	$(53,423)	$293,088

Amortizing intangible assets:

Core deposit intangibles	$76,409	$(56,762)	$19,647

Other customer intangibles	34,366	(7,650)	26,716

Total amortizing intangible assets	$110,775	$(64,412)	$46,363

     The Company recognized $1.8 million and $2.2 million in amortization expense on acquired intangible assets for the quarters ended March 31, 2003 and March 31, 2002, respectively. Aggregate amortization expense for the years ending December 31, 2003 through December 31, 2007 are estimated to be $7.3 million, $6.2 million, $5.2 million, $3.9 million and $3.1 million, respectively.

NOTE 10 — Commitments and Contingencies

     Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.

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

     The following represent the Company’s commitments to extend credit and standby letters of credit as of March 31, 2003 and December 31, 2002:

	March 31,	December 31,

	2003	2002

	(in Thousands)
Commitments to extend credit	$8,988,838	$8,705,665

Standby and commercial letters of credit	310,535	296,282

     In the ordinary course of business, the Company has entered into indemnification agreements covering claims and potential legal proceedings against its directors and officers and the Company has entered into similar but time limited agreements with respect to the directors and officers of acquired entities. The Company also issues standard

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

representation warranties in underwriting agreements, merger and acquisition agreements, brokerage activities and other similar arrangements. The counterparties to many of these indemnifications provide similar indemnifications to the Company. Although these agreements often do not specify limitations, the Company has not been required to act on the guarantees and does not believe that any payments pursuant to them would materially change the financial condition or results of operations as presented herein.

NOTE 11 — Recently Issued Accounting Standards

Accounting for Gains & Losses from the Extinguishment of Debt Instruments

     On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections. SFAS No. 145 relates to the recording of gains and losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary items. SFAS No. 145 is effective for fiscal years beginning on or after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on results of future operations.

Accounting for Costs Associated with Exit or Disposal Activities

     On July 31, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on results of future operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 were effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement were effective on a prospective basis for guarantees that were issued or modified after December 31, 2002, irrespective of a guarantor’s year end. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on results of future operations.

Consolidation of Variable Interest Entities

     On January 15, 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 does not apply to securitization structures that are qualified special purpose entities (“QSPE”) as defined within SFAS No. 140. Compass’ securitization structures, as of March 31, 2003, meet QSPE standards, and therefore, will not be affected by adoption of FIN 46, as QSPEs are not included in the scope of FIN 46.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Accounting and Reporting for Derivative Instruments

     On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are effective for fiscal quarters beginning after June 15, 2003. Management does not believe the provisions of this standard will have a material impact on results of future operations.

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Forward-Looking Information

     This report may contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) which reflect management’s beliefs and expectations (based on information currently available) which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are inherently subject to significant risks and uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including: sharp and/or rapid changes in interest rates, significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans and gather deposits, significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses, unanticipated issues during the integration of acquisitions, and significant changes in accounting, tax, or regulatory practices or requirements. The Company disclaims any obligation to update any such forward-looking statements.

Overview

     The Company had net income of $82.1 million for the first quarter of 2003, an 8 percent increase over the $76.2 million earned during the first quarter of 2002. For the same time period, diluted earnings per share increased 8 percent to $0.64 from $0.59 in the prior year.

     The Company operates 357 full-service banking centers including 123 in Texas, 90 in Alabama, 67 in Arizona, 42 in Florida, 24 in Colorado, nine in New Mexico and two in Nebraska.

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

     Net interest income for the three months ended March 31, 2003, decreased to $228.2 million from $234.9 million, for the three months ended March 31, 2002, as interest income decreased $26.2 million and interest expense decreased $19.4 million. The decrease in interest income was due to a 62 basis point decrease in the average yield on earning assets from 6.77 percent to 6.15 percent, partially offset by an increase in average earning assets of $439 million, or 2.1 percent. The increase in average earning assets from the first quarter of 2002 was primarily the result of a $2.6 billion increase in loans, partially offset by a $2.2 billion decrease in investment securities, including both investment securities available for sale and investment securities held to maturity. Loans increased due to continued loan demand through all of the Company’s markets. The decrease in investment securities was by design as the Company chose to use cash flows from the securities portfolio to fund loan growth rather than reinvesting into securities. The 16 percent decrease in interest expense over the prior year quarter was primarily the result of a 44 basis point decrease in the rate paid on interest bearing liabilities. The mix of interest bearing liabilities shifted due to a decrease in fed funds purchased and other short term borrowings and an increase in both FHLB and other borrowings and interest bearing transaction accounts. Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin decreased to 4.29 percent for the first quarter of 2003, compared to 4.50 percent for the first quarter of 2002. This decrease resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. During the first quarter of 2003, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 55 basis points as compared to a 45 basis point positive impact for the first quarter of 2002.

     The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three month period ended March 31, 2003, as compared to the comparable period of 2002 (in thousands):

	Three Months Ended
	March 31, 2003

	Change
	2002	Attributed to
	To
	2003	Volume	Rate	Mix

Interest income:

Federal funds sold and securities purchased under agreements to resell	$7	$49	$(29)	$(13)

Trading account securities	(125)	(94)	(48)	17

Investment securities available for sale	(27,177)	(25,272)	(2,657)	752

Investment securities held to maturity	(7,210)	(6,126)	(2,022)	938

Loans	8,354	46,392	(32,095)	(5,943)

Increase (decrease) in interest income	$(26,151)	$14,949	$(36,851)	$(4,249)

Interest expense:

Deposits	$(14,424)	$3,832	$(16,764)	$(1,492)

Federal funds purchased and securities sold under agreements to repurchase	(8,883)	(6,541)	(4,499)	2,157

Other short-term borrowings	(995)	(703)	(680)	388

FHLB and other borrowings*	4,869	9,033	(3,412)	(752)

Increase (decrease) in interest expense	$(19,433)	$5,621	$(25,355)	$301

*	Includes Capital Securities and Preferred Stock.

Noninterest Income and Noninterest Expense

     During the first quarter of 2003, noninterest income increased $28.1 million, or 30 percent, to $123.1 million. The increase in noninterest income is directly attributable to increases in all of the fee-based businesses of the Company, including a $10.4 million increase in service charges on deposit accounts, an $8.1 million increase in insurance commissions, a $3.6 million increase in corporate and correspondent investment sales, and a $2.8 million increase in credit card service charges and fees. The increase in service charges on deposit accounts was primarily due to increases in noninterest bearing demand deposit accounts and increased fees for cash management services, while the increase in credit card service charges and fees was due to increased volume of activity in credit card and debit card business. The increase in insurance commissions is due largely to the acquisition of several insurance agencies within the last twelve months. Corporate and correspondent investment sales is comprised of commissions on the sales of bonds to approximately 750 correspondent banks and matched interest rate protection contracts to corporate customers. The increase in this caption is due to favorable market conditions for the sale of these products.

     Noninterest expense, for the quarter ended March 31, 2003, increased $13.2 million, or 7 percent, to $196.1 million over the first quarter of 2002. The majority of the increase was in salaries, benefits and commissions. The increase in salaries, benefits and commissions is due to an increase in full-time equivalent employees and is a direct reflection of the growth in fee income. Full-time equivalent employees were 7,303 at March 31, 2003 compared to 7,011 at March 31, 2002. This increase in full-time equivalent employees is primarily the result of insurance agency acquisition activity and the opening of new branches.

Income Taxes

     The increase in income tax expense for the three month period ended March 31, 2003, as compared to the same period in 2002, is directly attributable to the increase in pretax income.

Provision and Allowance for Loan Losses

     The provision for loan losses for the three months ended March 31, 2003, decreased $541,000 from the same period in 2002. The allowance for loan losses and the resulting provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing economic conditions. The allowance for loan losses at March 31, 2003 was $237.1 million. The ratio of the allowance for loan losses to loans outstanding was 1.41 percent at both March 31, 2003 and December 31, 2002. Management believes that the allowance for loan losses at March 31, 2003 is adequate.

Nonperforming Assets and Past Due Loans

     Stated as a percentage of total loans and other real estate owned, nonperforming assets at March 31, 2003, were 0.62 percent, up 2 basis points from 0.60 percent at December 31, 2002. At March 31, 2003, the allowance for loan losses as a percentage of nonperforming loans was 304 percent, an increase compared to 285 percent at December 31, 2002. The allowance for loan losses as a percentage of nonperforming assets decreased slightly from 235 percent at December 31, 2002, to 226 percent at March 31, 2003.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate, totaled $104.8 million at March 31, 2003, up slightly from $99.0 million at December 31, 2002. The increase in nonperforming assets was primarily attributable to an increase in other real estate, offset in part by a decrease in nonaccrual loans. Loans past due ninety days or more but still accruing interest increased from $16.9 million at December 31, 2002, to $18.1 million at March 31, 2003.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31

	2003	2002

Allowance for Loan Losses

Balance at beginning of period	$232,830	$191,393

Add: Provision charged to income	29,779	30,320

Deduct: Loans charged off	29,433	24,584

Loan recoveries	(3,924)	(3,526)

Net charge-offs	25,509	21,058

Balance at end of period	$237,100	$200,655

Net charge-offs as a percentage of average loans (annualized)	0.62%	0.61%

	March 31, 2003	December 31, 2002

Nonperforming Assets

Nonaccrual loans	$77,918	$81,671

Renegotiated loans	153	38

Total nonperforming loans	78,071	81,709

Other real estate	26,708	17,300

Total nonperforming assets	$104,779	$99,009

Accruing loans ninety days or more past due	$18,064	$16,907

Other repossessed assets	486	187

Allowance as a percentage of loans	1.41%	1.41%

Total nonperforming loans as a percentage of loans	0.47%	0.50%

Total nonperforming assets as a percentage of loans and ORE	0.62%	0.60%

Accruing loans ninety days or more past due as a percentage of loans	0.11%	0.10%

Allowance for loan losses as a percentage of nonperforming loans	303.7%	285.0%

Allowance for loan losses as a percentage of nonperforming assets	226.3%	235.2%

Financial Condition

Overview

     Total assets at March 31, 2003 were $24.3 billion, up from $23.9 billion at December 31, 2002. The increase in assets was due primarily to internal loan growth, as well as increases in the investments securities portfolio and federal funds sold and resell agreements.

Assets and Funding

     At March 31, 2003, earning assets totaled $22.3 billion, slightly above the $21.8 billion in earning assets at December 31, 2002. The largest component of the growth in earning assets was concentrated in loans. The mix of earning assets was relatively unchanged with total investment securities and loans comprising 24 percent and 75 percent, respectively, of total earning assets at March 31, 2003, while at December 31, 2002 total investment securities and loans were 24 percent and 76 percent, respectively, of earning assets. The $281 million growth in loans was funded by a $500 million increase in federal funds purchased and a $105 million increase in deposits, offset partially by a $200 million decrease in other short-term borrowings.

Liquidity and Capital Resources

     Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At March 31, 2003, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $356 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and paydowns of investment securities and, to a lesser extent, sales of investment securities available for sale and trading account securities. Other short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest bearing deposits with other banks, are additional sources of liquidity funding.

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

     The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong as the ratio of total shareholders’ equity to total assets at March 31, 2003 was 8.12 percent compared to 8.09 percent at December 31, 2002.

     During the third quarter of 2001, the Company announced that its board of directors authorized a share repurchase program allowing for the purchase of up to five percent, or approximately 6.4 million shares, of the Company’s outstanding common stock. Through March 31, 2003, 6 million shares had been repurchased at a cost of $177 million. Approximately 2 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At March 31, 2003, approximately 400,000 shares remained available for repurchase under this program. On January 16, 2003, the Company announced that its board of directors authorized an additional share repurchase program allowing for the purchase of another five percent, or approximately 6.3 million shares, of the Company’s outstanding common stock. The timing and amount of purchases under the programs is dependent upon the availability and alternative uses of capital, market conditions and other factors.

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

     Tier I Capital and Total Qualifying Capital as of March 31, 2003, exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at March 31, 2003 were 9.75 percent and 12.55 percent, respectively, compared to 9.60 percent and 12.49 percent at December 31, 2002. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), period-end goodwill and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 8.20 percent at March 31, 2003 and 7.97 percent at December 31, 2002. The Company’s tangible leverage ratio was 8.16 percent at March 31, 2003 compared to 7.93 percent at December 31, 2002.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described in the annual report on Form 10-K for the period ended December 31, 2002. Net interest income sensitivities over a one-year time horizon as of March 31, 2003 and December 31, 2002 are shown below.

		Percentage
		Increase/(Decrease)
		in Interest Income/
		Expense Given
		Immediate and
	Principal	Sustained Parallel
	Amount of Earning	Interest Rates Shifts
	Assets, Interest
	Bearing Liabilities	Down 100	Up 100
	and Swaps	Basis Points	Basis Points

	(In thousands)
	(Unaudited)
March 31, 2003:

Assets which reprice in:

One year or less	$10,899,785	(12.12)%	14.17%

Over one year	11,373,995	(3.83)	5.15

	$22,273,780	(7.52)	9.16

Liabilities which reprice in:

One year or less	$13,283,149	(48.03)	54.62

Over one year	4,530,632	(1.79)	1.86

	$17,813,781	(21.27)	24.09

Total net interest income sensitivity		(1.36)	2.47

December 31, 2002:

Assets which reprice in:

One year or less	$10,646,982	(10.89)%	12.26%

Over one year	11,141,011	(3.30)	4.13

	$21,787,993	(6.70)	7.77

Liabilities which reprice in:

One year or less	$13,080,590	(37.88)	51.12

Over one year	4,624,597	(1.90)	1.74

	$17,705,187	(18.39)	22.15

Total net interest income sensitivity		(0.86)	1.50

     As shown in the table above, the Company’s balance sheet became slightly more sensitive from December 31, 2002 to March 31, 2003. The increase in asset sensitivity is due primarily to higher projected cash flows and an increase in the proportion of variable rate loans, offset slightly by higher assumed deposit price sensitivity.

Item 4 — Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report on Form 10-Q, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There were no significant changes in the Company’s internal controls or in other factors that significantly affect these controls subsequent to the date of such evaluation.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

     In the ordinary course of business, the Company is subject to legal proceedings which involve claims for substantial monetary relief. However, based upon the advice of legal counsel, management is of the opinion that any legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

(3)	Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

(d)	Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(e)	Certificate of Amendment, dated November 8, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(f)	Certificate of Amendment, dated June 2, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

(a) Exhibits (continued)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures
(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(10)	Material Contracts

(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(e)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(f)	Employment Agreement, dated April 15, 1997, between Compass Bancshares, Inc. and George M. Boltwood

(g)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(h)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to the December 31, 2001 Form 10-K filed with the Commission)

(i)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to the December 31, 2001 Form 10-K filed with the Commission)

(j)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(k) to the December 31, 2001 Form 10-K filed with the Commission)

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to the December 31, 2001 Form 10-K filed with the Commission)

(l)	Amendment to Employment Agreement, dated October 23, 2001, between Compass Bancshares, Inc. and George M. Boltwood

(a) Exhibits (continued)

(m)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(n)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to the December 31, 1999 Form 10-K filed with the Commission)

(o)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to the December 31, 1999 Form 10-K filed with the Commission)

(p)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to the March 31, 2000 Form 10-Q filed with the Commission)

(q)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to the December 31, 2001 Form 10-K filed with the Commission)

(r)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001(incorporated by reference to Exhibit 10(r) to the December 31, 2001 Form 10-K filed with the Commission)

(s)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission)

(t)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(99.1)	Certification Pursuant 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(99.2)	Certification Pursuant 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer

(99.3)	Copy of Certification by D. Paul Jones, Jr., Chief Executive Officer

(99.4)	Copy of Certification by Garrett. R. Hegel, Chief Financial Officer

     Certain financial statement schedules and exhibits have been omitted because they are not applicable.

(a)  Reports on Form 8-K

     On January 17, 2003, Compass Bancshares, Inc. filed a current report on Form 8-K in which it announced that the board of directors had authorized a share repurchase program allowing for the purchase of up to five percent of common stock. A copy of the press release, dated January 16, 2003, was attached as an exhibit to the current report on Form 8-K.

     On March 13, 2003, Compass Bancshares, Inc. filed a current report on Form 8-K in which it indicated that the annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission was accompanied by a certification from each D. Paul Jones, Jr., the Chief Executive Officer, and Garrett R. Hegel, the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A copy of each of the certifications was attached as an exhibit to the current report on Form 8-K.

     On April 18, 2003, Compass Bancshares, Inc. filed a current report on Form 8-K in which it furnished a press release announcing its financial results for the three-month period ended March 31, 2003, pursuant to Item 9 in satisfaction of Item 12 — Disclosure of Results of Operations and Financial Condition in accordance with Guidelines issued by the Securities and Exchange Commission in Release 33-8216. A copy of this press release, dated April 16, 2003, was attached as an exhibit to the current report on Form 8-K.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2003 Date	By:	/s/ Garrett R. Hegel Garrett R. Hegel Chief Financial Officer

CERTIFICATION

I, D. Paul Jones, Jr., certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Compass Bancshares, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 8, 2003

/s/ D. Paul Jones, Jr. D. Paul Jones, Jr. Chief Executive Officer Compass Bancshares, Inc.

CERTIFICATION

I, Garrett R. Hegel, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Compass Bancshares, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 8, 2003

/s/ Garrett R. Hegel Garrett R. Hegel Chief Financial Officer Compass Bancshares, Inc.