Form 10-Q
period 2003-06-30
COMPASS BANCSHARES INC
filed 2003-08-14
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2003	Commission File No. 0-6032

[Logo] Compass Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2): Yes ☑ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003

Common Stock, $2 Par Value	125,677,443

The number of pages of this report is 35.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30, 2003	December 31, 2002

Assets
Cash and due from banks	$675,449	$734,540
Federal funds sold and securities purchased under agreements to resell	14,643	24,822
Trading account securities	33,743	22,710
Investment securities available for sale	6,854,249	4,783,696
Investment securities held to maturity (fair value of $277,531 and $490,518 for 2003 and 2002, respectively)	268,379	475,445
Loans	16,329,359	16,481,320
Allowance for loan losses	(234,158)	(232,830)

Net loans	16,095,201	16,248,490
Premises and equipment, net	513,159	491,884
Goodwill	292,843	283,835
Other assets	875,560	819,287

Total assets	$25,623,226	$23,884,709

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$4,560,143	$3,964,471
Interest bearing	10,576,690	11,170,916

Total deposits	15,136,833	15,135,387
Federal funds purchased and securities sold under agreements to repurchase	3,281,533	1,343,200
Other short-term borrowings	149,215	290,939
FHLB and other borrowings	4,362,189	4,438,416
Guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	453,702	461,716
Accrued expenses and other liabilities	265,338	283,549

Total liabilities	23,648,810	21,953,207
Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; Issued — none)	—	—
Common stock of $2 par value:
Authorized — 300,000,000 shares; Issued — 131,127,307 shares in 2003 and 130,412,173 shares in 2002	262,255	260,824
Treasury stock, at cost (5,281,312 shares in 2003 and 4,295,758 shares in 2002)	(166,168)	(129,415)
Surplus	215,553	199,907
Loans to finance stock purchases	(1,216)	(1,563)
Unearned restricted stock	(7,168)	(2,877)
Accumulated other comprehensive income	104,865	136,109
Retained earnings	1,566,295	1,468,517

Total shareholders’ equity	1,974,416	1,931,502

Total liabilities and shareholders’ equity	$25,623,226	$23,884,709

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$248,365	$257,886	$507,143	$508,338
Interest on investment securities available for sale	64,920	78,668	126,472	167,355
Interest on investment securities held to maturity	4,163	11,267	9,840	23,988
Interest on federal funds sold and securities
purchased under agreements to resell	103	128	218	236
Interest on trading account securities	123	222	247	460

Total interest income	317,674	348,171	643,920	700,377
Interest expense:
Interest on deposits	44,022	63,517	92,168	126,087
Interest on federal funds purchased and securities sold under agreements to repurchase	7,012	9,467	11,773	23,111
Interest on other short-term borrowings	274	424	511	1,656
Interest on FHLB and other borrowings	39,402	41,899	80,070	80,960
Interest on guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	3,635	4,308	8,824	6,235

Total interest expense	94,345	119,615	193,346	238,049

Net interest income	223,329	228,556	450,574	462,328
Provision for loan losses	27,909	34,779	57,688	65,099

Net interest income after provision for loan losses	195,420	193,777	392,886	397,229
Noninterest income:
Service charges on deposit accounts	60,232	48,810	111,511	89,687
Credit card service charges and fees	14,067	11,206	26,586	20,946
Insurance commissions	10,051	2,497	20,855	5,184
Retail investment sales	7,323	7,051	14,484	13,330
Corporate and correspondent investment sales	7,057	4,892	15,480	9,688
Asset management fees	5,452	5,127	10,798	10,329
Bank owned life insurance	4,460	4,957	8,918	9,540
Investment securities gains, net	—	3,452	—	3,972
Other	23,331	21,921	46,448	42,207

Total noninterest income	131,973	109,913	255,080	204,883
Noninterest expense:
Salaries, benefits and commissions	106,948	93,306	214,677	187,931
Equipment expense	18,413	16,847	36,199	32,486
Net occupancy expense	15,259	13,914	29,819	27,763
Professional services	14,515	12,272	27,000	23,915
Marketing expense	6,923	7,881	16,150	15,280
Communications expense	6,285	5,548	12,302	10,709
Amortization of intangibles	1,827	2,221	3,626	4,455
Merger and integration	455	679	921	1,447
Other	24,872	32,656	50,936	64,262

Total noninterest expense	195,497	185,324	391,630	368,248

Net income before income tax expense	131,896	118,366	256,336	233,864
Income tax expense	44,848	39,913	87,203	79,203

Net income	$87,048	$78,453	$169,133	$154,661

Basic earnings per share	$0.69	$0.62	$1.34	$1.22
Basic weighted average shares outstanding	125,858	127,429	125,879	127,194
Diluted earnings per share	$0.68	$0.60	$1.32	$1.19
Diluted weighted average shares outstanding	128,602	130,210	128,288	129,598
Dividends per share	$0.28	$0.25	$0.56	$0.50

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2003 and 2002
(In Thousands)
(Unaudited)

					Accumulated
					Other		Total
	Common	Treasury		Retained	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Other	Equity	Income

	(in Thousands)
Balance, December 31, 2002	$260,824	$(129,415)	$199,907	$1,468,517	$136,109	$(4,440)	$1,931,502
Net income	—	—	—	169,133	—	—	169,133	$169,133
Change in unrealized holding gains on securities available for sale, net of tax	—	—	—	—	(12,692)	—	(12,692)	(12,692)
Change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	(18,552)	—	(18,552)	(18,552)

Comprehensive income								$137,889

Common dividends declared ($0.56 per share)	—	—	—	(70,750)	—	—	(70,750)
Exercise of stock options and other issuances	1,104	—	10,117	(605)	—	—	10,616
Issuance of restricted stock	327	—	5,302	—	—	(5,629)	—
Repayment of loans to finance stock purchases, net of advances	—	—	—	—	—	347	347
Issuance of treasury stock for acquisitions	—	11,180	227	—	—	—	11,407
Repurchase of treasury stock	—	(47,933)	—	—	—	—	(47,933)
Amortization of restricted stock	—	—	—	—	—	1,338	1,338

Balance, June 30, 2003	$262,255	$(166,168)	$215,553	$1,566,295	$104,865	$(8,384)	$1,974,416

Balance, December 31, 2001	$257,520	$(50,146)	$160,441	$1,283,601	$69,938	$(5,713)	$1,715,641
Net income	—	—	—	154,661	—	—	154,661	$154,661
Change in unrealized holding gains on securities available for sale, net of tax	—	—	—	—	69,995	—	69,995	69,995
Change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	1,374	—	1,374	1,374

Comprehensive income								$226,030

Common dividends declared ($0.50 per share)	—	—	—	(63,933)	—	—	(63,933)
Exercise of stock options and other issuances	2,642	—	27,633	(1,455)	—	—	28,820
Issuance of restricted stock	192	—	2,572	—	—	(2,764)	—
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(455)	(455)
Issuance of treasury stock for acquisitions and employee benefit plans	—	17,500	1,213	—	—	—	18,713
Repurchase of treasury stock	—	(18,100)	—	—	—	—	(18,100)
Amortization of restricted stock	—	—	—	—	—	1,089	1,089

Balance, June 30, 2002	$260,354	$(50,746)	$191,859	$1,372,874	$141,307	$(7,843)	$1,907,805

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30

	2003	2002

Operating Activities:
Net income	$169,133	$154,661
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	58,692	60,978
Accretion of discount and loan fees	(5,954)	(14,519)
Provision for loan losses	57,688	65,099
Net change in trading account securities	(11,033)	(10,506)
Gain on sale of investment securities available for sale	—	(3,972)
Gain on sale of branches	(2,128)	—
Increase in other assets	(62,108)	(6,167)
Decrease in other liabilities	(20,197)	(31,749)

Net cash provided by operating activities	184,093	213,825

Investing Activities:
Proceeds from maturities and paydowns of investment securities held to maturity	205,057	181,306
Purchases of investment securities held to maturity	—	(201,400)
Proceeds from sales of investment securities available for sale	73,890	555,761
Proceeds from maturities and paydowns of investment securities available for sale	1,258,411	1,102,586
Purchases of investment securities available for sale	(2,677,824)	(483,775)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	10,179	(42,860)
Net increase in loan portfolio	(725,055)	(1,510,446)
Net cash received in acquisitions	1,371	1,412
Net cash paid in sale of branches	(26,028)	—
Purchases of premises and equipment	(46,929)	(44,209)
Proceeds from sales of other real estate owned	12,699	10,426

Net cash used by investing activities	(1,914,229)	(431,199)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30

	2003	2002

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	963,809	365,634
Net increase (decrease) in time deposits	(889,794)	297,558
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,938,333	(1,238,203)
Net decrease in short-term borrowings	(141,724)	(145,251)
Proceeds from FHLB advances and other borrowings	—	800,000
Repayment of FHLB advances and other borrowings	(80,301)	(100,211)
Issuance (repurchase) of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	(12,000)	300,000
Common dividends paid	(70,390)	(63,904)
Purchase of treasury stock	(47,851)	(18,155)
Repayment of loans to finance stock purchases	510	1,087
Proceeds from exercise of stock options	10,453	27,278

Net cash provided by financing activities	1,671,045	225,833

Net increase (decrease) in cash and due from banks	(59,091)	8,459
Cash and due from banks at beginning of period	734,540	715,991

Cash and due from banks at end of period	$675,449	$724,450

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$16,872	$7,163
Loans to facilitate the sale of other real estate owned	97	115
Assets retained in loan securitizations	767,510	—
Loans to finance stock purchases	163	1,542
Change in unrealized gain on available for sale investment securities	(20,364)	112,105
Issuance of restricted stock, net of cancellations	5,156	2,764
Business combinations and divestitures:
Assets acquired	16,095	15,804
Liabilities assumed	6,141	3,200
Treasury stock issued	11,325	13,967
Assets sold	41,876	—
Liabilities sold	70,032	—

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

      In various segments of its business, the Company uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The derivative financial instruments, excluding those in the trading portfolio, are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgement in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. The Company believes that its techniques for addressing these judgemental areas are in accordance with generally accepted accounting principles in the United States and consistent with industry practices in assessing hedge effectiveness. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. These derivative financial instruments have active markets and indications of fair value can be readily obtained.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

      The Company utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity and market or credit risk management needs. These financing arrangements are with entities that may be in the form of corporations, partnerships, or trusts and are not consolidated in the Company’s balance sheet. The majority of these activities are basic term or revolving securitization vehicles. The Company evaluates whether these entities should be consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the entity is a qualifying special purpose entity (“QSPE”) as defined in Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For nonconsolidation, SFAS No. 140 requires the financing entity to be legally isolated, bankruptcy remote and beyond the control of the seller. Management believes these financing entities which qualify as QSPE’s fulfill the nonconsolidation requirements specified in SFAS No. 140. See Note 12 — Recently Issued Accounting Standards.

Stock-Based Compensation

      The Company has long-term incentive stock option plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income of the Company for these plans.

      Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.09 percent and 4.37 percent; expected dividend yields of 4.80 percent and 4.60 percent; volatility factors of the expected market price of the Company’s common stock of 0.309 and 0.300; and a weighted-average expected life of the options of 5 years for both periods.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

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

      The Company’s actual and pro forma information follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income:
As reported	$87,048	$78,453	$169,133	$154,661
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,834	3,060	5,244	8,368

Pro forma net income	$84,214	$75,393	$163,889	$146,293

Basic earnings per share:
As reported	$0.69	$0.62	$1.34	$1.22
Pro forma	$0.67	$0.59	$1.30	$1.15
Diluted earnings per share:
As reported	$0.68	$0.60	$1.32	$1.19
Pro forma	$0.66	$0.58	$1.28	$1.13

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

NOTE 2 — Business Combinations and Divestitures

      During March 2003, the Company completed the acquisition of Mueller & Associates, Inc. (“Mueller”), a Tucson, Arizona based full-line general insurance brokerage firm with annual revenues of approximately $4 million, and the acquisition of Maxson-Mahoney-Turner, Inc. (“MM&T”), a Dallas, Texas based full-line general insurance brokerage firm with annual revenues of approximately $5 million. Both Mueller and MM&T specialize in providing property and casualty insurance, personal insurance and employee benefit plans to both individual and commercial customers. In July 2003, the Company completed the acquisition of Apogee Holdings, Inc., a Houston, Texas based compensation and benefits consulting company. Apogee specializes in providing health and welfare plans, qualified retirement plan services, executive benefits and compensation consulting to corporate clients, as well as personal wealth transfer planning to both individual and commercial customers.

      In June 2003, the Company sold two nonstrategic banking facilities located in Nebraska. The transaction resulted in a gain of $2.1 million.

NOTE 3 — Capital Securities and Preferred Stock

Capital Securities

      The Company’s three subsidiary business trusts (Compass Trust I, Compass Trust III, and FW Capital I) have issued mandatorily redeemable preferred capital securities (“Capital Securities”). As guarantor, the Company unconditionally guarantees payment of: accrued and unpaid distributions required to be paid on the capital securities; the redemption price when a capital security is called for redemption; and amounts due if a trust is liquidated or terminated.

      The Company owns all of the outstanding common stock of each of the three trusts. The trusts used the proceeds from the issuance of their Capital Securities and common stock to buy debentures issued by the Parent Company. These debentures are the trusts’ only assets and the interest payments from the debentures finance the distributions paid on the Capital Securities. The Company’s financial statements do not reflect the debentures or the related income effects because they are eliminated in consolidation.

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

      The Company has the right to redeem its debentures: (i) in whole or in part, on or after January 15, 2007 (for debentures owned by Compass Trust I), March 22, 2007 (for debentures owned by Compass Trust III), and February 16, 2004 (for debentures owned by FW Capital I); and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the offering circulars). If the debentures purchased by Compass Trust I are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by FW Capital I or Compass Trust III are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest.

      The Company had another subsidiary business trust (MB Capital I), which had issued mandatorily redeemable preferred capital securities. These Capital Securities, issued by MB Capital I, were redeemable on or after February 9, 2003 and were redeemed on April 1, 2003.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Class B Preferred Stock

      In December 2000, a subsidiary of the Company issued $21 million of Class B Preferred Stock (the “Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at June 30, 2003 and December 31, 2002. The Preferred Stock qualifies as Tier I Capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.

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

      Capital Securities and Preferred Stock are summarized below.

			Interest Rate of	Maturity of
	June 30,	December 31,	Securities and	Securities and
	2003	2002	Debentures	Debentures

	(in Millions)
Compass Trust I	$73	$73	8.23%	2027
Compass Trust III	300	300	7.35	2032
MB Capital I	—	12	8.75	2028
FW Capital I	19	19	9.38	2029
Class B Preferred Stock	18	18	9.88	N/A
Fair value of hedge instruments	44	40	N/A	N/A

Total	$454	$462

N/A — Not applicable

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

      NOTE 4 — Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In Thousands Except Per Share Data)
	(Unaudited)
BASIC EARNINGS PER SHARE:
Net income	$87,048	$78,453	$169,133	$154,661

Weighted average shares outstanding	125,858	127,429	125,879	127,194

Basic earnings per share	$0.69	$0.62	$1.34	$1.22

DILUTED EARNINGS PER SHARE:
Net income	$87,048	$78,453	$169,133	$154,661

Weighted average shares outstanding	125,858	127,429	125,879	127,194
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using average market price for the period	2,744	2,781	2,409	2,404

Weighted average diluted shares outstanding	128,602	130,210	128,288	129,598

Diluted earnings per share	$0.68	$0.60	$1.32	$1.19

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

      The Retail Banking segment serves the Company’s consumer customers through its 358 banking centers and through the use of alternative delivery channels such as personal computer banking, the internet and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage. In addition, Retail Banking serves the Company’s small business customers, and is responsible for the indirect automobile portfolio.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

      The following table presents information for the Company’s segments as of and for the three and six month periods ended June 30, 2003 and 2002.

	For the Three Months Ended June 30, 2003
	(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income (loss)	$96,377	$95,464	$13,052	$33,031	$(14,595)	$223,329
Noninterest income	29,393	87,768	7,224	4,657	2,931	131,973
Noninterest expense	42,650	88,956	8,470	3,876	51,545	195,497

Segment income (loss)	$83,120	$94,276	$11,806	$33,812	$(63,209)	159,805

Provision for loan losses						27,909

Net income before income tax expense						131,896
Income tax expense						44,848

Net income						$87,048

Balance Sheet
Average assets	$9,096,857	$5,787,275	$1,015,363	$7,761,546	$906,490	$24,567,531
Average loans	8,979,532	5,563,786	1,006,553	1,217,251	(197,799)	16,569,323
Average deposits	3,930,585	9,004,212	1,215,242	769,208	8,641	14,927,888

Period-end assets	$9,128,742	$5,892,558	$1,038,833	$8,503,160	$1,059,933	$25,623,226
Period-end loans	9,008,967	5,686,405	1,030,264	1,251,561	(647,838)	16,329,359
Period-end deposits	4,279,285	9,002,186	1,230,601	647,768	(23,007)	15,136,833

	For the Three Months Ended June 30, 2002
	(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income (loss)	$88,701	$93,922	$12,900	$34,716	$(1,683)	$228,556
Noninterest income	19,493	73,771	6,891	8,881	877	109,913
Noninterest expense	40,748	84,717	7,810	3,877	48,172	185,324

Segment income (loss)	$67,446	$82,976	$11,981	$39,720	$(48,978)	153,145

Provision for loan losses						34,779

Net income before income tax expense						118,366
Income tax expense						39,913

Net income						$78,453

Balance Sheet
Average assets	$8,366,681	$4,900,630	$859,738	$8,148,149	$838,585	$23,113,783
Average loans	8,266,628	4,626,593	849,400	993,266	49,587	14,785,474
Average deposits	3,461,136	8,914,499	1,113,377	604,323	3,110	14,096,445

Period-end assets	$8,457,253	$5,108,932	$886,601	$8,248,493	$815,076	$23,516,355
Period-end loans	8,356,506	4,840,494	876,834	1,066,718	38,117	15,178,669
Period-end deposits	3,579,491	9,140,010	1,119,721	583,238	(21,105)	14,401,355

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

	For the Six Months Ended June 30, 2003
	(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income (loss)	$191,932	$188,187	$25,735	$68,471	$(23,751)	$450,574
Noninterest income	62,220	164,468	14,081	9,523	4,788	255,080
Noninterest expense	89,213	176,812	17,446	8,164	99,995	391,630

Segment income (loss)	$164,939	$175,843	$22,370	$69,830	$(118,958)	314,024

Provision for loan losses						57,688

Net income before income tax expense						256,336
Income tax expense						87,203

Net income						$169,133

Balance Sheet
Average assets	$9,089,805	$5,715,782	$994,894	$7,479,209	$889,052	$24,168,742
Average loans	8,977,278	5,485,115	986,026	1,216,036	(76,851)	16,587,604
Average deposits	3,837,463	8,952,852	1,191,804	877,756	9,682	14,869,557

Period-end assets	$9,128,742	$5,892,558	$1,038,833	$8,503,160	$1,059,933	$25,623,226
Period-end loans	9,008,967	5,686,405	1,030,264	1,251,561	(647,838)	16,329,359
Period-end deposits	4,279,285	9,002,186	1,230,601	647,768	(23,007)	15,136,833

	For the Six Months Ended June 30, 2002
	(in Thousands)
					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income	$176,163	$183,691	$25,238	$68,047	$9,189	$462,328
Noninterest income	38,404	136,233	13,723	13,811	2,712	204,883
Noninterest expense	82,873	166,506	15,815	7,494	95,560	368,248

Segment income (loss)	$131,694	$153,418	$23,146	$74,364	$(83,659)	298,963

Provision for loan losses						65,099

Net income before income tax expense						233,864
Income tax expense						79,203

Net income						$154,661

Balance Sheet
Average assets	$8,292,250	$4,686,607	$840,643	$8,470,815	$831,831	$23,122,146
Average loans	8,185,122	4,401,848	830,085	938,409	45,310	14,400,774
Average deposits	3,396,960	8,796,746	1,111,955	551,895	(2,341)	13,855,215

Period-end assets	$8,457,253	$5,108,932	$886,601	$8,248,493	$815,076	$23,516,355
Period-end loans	8,356,506	4,840,494	876,834	1,066,718	38,117	15,178,669
Period-end deposits	3,579,491	9,140,010	1,119,721	583,238	(21,105)	14,401,355

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 6 — Loans and Allowance for Loan Losses

      The following presents the composition of the loan portfolio at June 30, 2003 and December 31, 2002.

	June 30,	December 31,
	2003	2002

	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,617,522	$3,693,454
Commercial real estate — construction	1,264,542	1,486,076
Commercial real estate — mortgage	3,621,440	3,214,712

Total commercial loans	8,503,504	8,394,242
Consumer loans:
Residential real estate — construction	1,042,680	1,045,504
Residential real estate — mortgage	1,707,970	1,685,176
Equity lines of credit	1,038,723	978,920
Equity loans	718,804	1,322,092
Credit cards	458,963	462,252
Consumer installment — direct	443,311	455,976
Consumer installment — indirect	2,415,404	2,137,158

Total consumer loans	7,825,855	8,087,078

Total	$16,329,359	$16,481,320

      A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2003 and 2002 follows:

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

	(in Thousands)
Balance at beginning of period	$237,100	$200,655	$232,830	$191,393
Add: Provision charged to income	27,909	34,779	57,688	65,099
Deduct: Allowance for loans sold	2,942	—	2,942	—
Net charge-offs:
Commercial, financial and agricultural	5,388	5,402	8,498	14,215
Real estate — construction	671	1,247	668	1,443
Commercial real estate	1,044	1,203	1,764	1,019
Residential real estate	2,611	1,423	5,838	2,350
Credit card	8,818	8,810	17,466	14,753
Consumer installment	9,377	4,521	19,184	9,884

Total net charge-offs	27,909	22,606	53,418	43,664

Balance at end of period	$234,158	$212,828	$234,158	$212,828

      Nonperforming assets at June 30, 2003 and December 31, 2002 are detailed in the following table.

	June 30,	December 31,
	2003	2002

	(in Thousands)
Nonaccrual loans	$77,854	$81,671
Renegotiated loans	489	38

Total nonperforming loans	78,343	81,709
Other real estate	24,412	17,300

Total nonperforming assets	$102,755	$99,009

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 7 — Securitized Assets

     The Company has entered into numerous transactions involving its loan portfolio, which includes the securitization of both residential (including home equity) and auto loans. These transactions resulted in certain assets being reclassified from loans to investment securities available for sale and resulted in improved liquidity. These assets, which the Company continues to manage and service, approximated $1,349 million and $949 million at June 30, 2003 and December 31, 2002, respectively.

Home Equity Loan Securitization

     In May, 2003, the Company sold $750 million of home equity loans in a securitization and retained 100 percent of the beneficial interests and retained interests. The beneficial interests are AAA and Aaa rated securities, by Standard & Poor’s and Moody’s, respectively, and the retained interests include an interest only strip and servicing asset. The value of the Company’s retained interests, which are subordinate to investor’s interests, are subject to credit, prepayment, and interest rate risks on the transferred financial assets. The beneficial interests and interest only strip are reflected as Investment Securities Available for Sale and the servicing asset is reflected in Other Assets on the Company’s Consolidated Balance Sheet as of June 30, 2003. No gain or loss was recorded on the Company’s Consolidated Income Statement for the quarter ended June 30, 2003. In this securitization, the Company retained servicing responsibilities and receives annual servicing fees amounting to 50 basis points of the outstanding balance. The securitization trust has no recourse to the Company’s other assets for failure of debtors to pay when due.

      Key economic assumptions used in measuring the interest only strip at the date of securitization and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows ($ in thousands):

	I/O Strip

Carrying amount/fair value of retained interests		$21,162
Weighted-average life (in years)		2.1
Prepayment speed assumption (annual rate)	30 first lien/36 second lien CPR*
Impact on fair value of 10% adverse change	$	‹1,839›
Impact on fair value of 20% adverse change	$	‹3,446›
Expected credit losses (annual rate)		0.68%
Impact on fair value of 10% adverse change	$	‹789›
Impact on fair value of 20% adverse change	$	‹1,576›
Residual cash flows discount rate (annual)		10.0%
Impact on fair value of 10% adverse change	$	‹563›
Impact on fair value of 20% adverse change	$	‹1,107›
*CPR - Constant Prepayment Rate

      These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent and 20 percent adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

      The recorded value of the servicing asset was $4 million at June 30, 2003. There was no valuation allowance on originated servicing asset as of June 30, 2003. Additionally, there were no unrecognized servicing assets or liabilities, or, servicing assets or liabilities for which it is not practicable to estimate fair value.

      Following are the expected static pool credit losses:

	2003	2004	2005	2006	2007

Actual and Projected Credit Losses (%)	0.28%	0.42%	0.26%	0.16%	0.10%

      Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

      NOTE 8 — Off-Balance Sheet Activities, Derivatives and Hedging

Accounting for Derivative Instruments and Hedging Activities

      The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative instruments as of June 30, 2003 and December 31, 2002.

	June 30,		December 31,
	2003		2002

		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading

	(in Thousands)
Forward and futures contracts	$390,050	$—	$347,074	$—
Interest rate swap agreements:
Pay fixed versus receive float	1,447,993	—	1,100,887	—
Receive fixed versus pay float	1,398,542	1,363,249	1,040,100	903,580
Floors and caps written	54,589	—	144,923	—
Floors and caps purchased	61,057	—	146,546	1,000,000

      The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both June 30, 2003 and December 31, 2002. These derivative positions are primarily executed in the over-the-counter market. For the three months ended June 30, 2003, credit losses associated with derivative instruments were $1.7 million. For the three months ended June 30, 2002, there were no credit losses associated with derivative instrument contracts.

	June 30, 2003		December 31, 2002

	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value

	(in Thousands)
Cash Flow Hedges:
Interest rate swap agreements	$518,049	$334	$23,380	$(893)
Floors and caps purchased	—	—	1,000,000	9,366
Fair Value Hedges:
Interest rate swap agreements	845,200	109,380	880,200	104,411

Interest-Rate Risk

      The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Fair-Value Hedges

      The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains and losses, as a result of hedge ineffectiveness, recognized for the three or six months ended June 30, 2003 and 2002. The Company recognized a decrease to interest expense of $11.9 million and $9.4 million for the three months ended June 30, 2003 and 2002 respectively, and $23.3 million and $15.7 million for the six months ended June 30, 2003 and 2002, respectively, related to interest rate swaps accounted for as fair value hedges. At June 30, 2003, the fair value hedges had a carrying value of $111 million and a weighted average remaining term of 2.1 years.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Cash-Flow Hedges

      The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness were based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no cash flow hedging gains and losses recognized for either the three or six month periods ended June 30, 2003 and 2002, resulting from hedge ineffectiveness. During the fourth quarter 2002, the Company terminated interest rate swaps that were hedging floating rate commercial loans. At June 30, 2003, a deferred gain from this termination was included in other comprehensive income and $25.1 million will be amortized into income over the next 11 months as the related loan interest income is recognized. As of June 30, 2003, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. The Company recognized additional interest income of $14.2 million and $16.6 million related to interest rate swaps and floors accounted for as cash flow hedges for the three months ended June 30, 2003 and 2002, respectively, and $31.8 million and $33.8 million for the six months ended June 30, 2003 and 2002, respectively. Deferred net gains of $334,000 on derivative instruments not terminated are recorded in other comprehensive income at June 30, 2003. Based on the current interest rate environment these losses are expected to be reclassified to interest income in the next twelve months as net settlements occur.

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

      At June 30, 2003, all securities held by Sunbelt were AAA/Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s or Fitch Ratings. Approximately 99 percent of the securities held by Sunbelt at June 30, 2003 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.0 billion at June 30, 2003 and $1.1 billion at December 31, 2002, respectively. The Company realized fee income of $2.9 million and $2.2 million for the three months ended June 30, 2003 and 2002, respectively, and $4.7 million and $3.9 million for the six months ended June 30, 2003 and 2002, respectively, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At June 30, 2003 and December 31, 2002, receivables from Sunbelt were $3.1 million and $2.7 million, respectively. There were no outstanding payables to Sunbelt at either June 30, 2003 or December 31, 2002. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of June 30, 2003.

      There is currently a proposed amendment to SFAS 140 which could result in Sunbelt no longer qualifying as a QSPE. If this amendment is finalized as currently proposed, and the Company does not change the structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt's assets into the Company would not have a significant impact on the regulatory capital ratios, as the Company would continue to exceed the minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 12 — Recently Issued Accounting Standards.

NOTE 9 — Shareholders’ Equity

      During the third quarter of 2001, the Company announced that its board of directors authorized a share repurchase program allowing for the purchase of up to five percent, or approximately 6.4 million shares, of the Company’s outstanding common stock. In May 2003, the entire 6.4 million shares had been repurchased at a cost of $190 million. On January 16, 2003, the Company announced that its board of directors authorized an additional share repurchase program allowing for the purchase of another five percent, or approximately 6.3 million shares, of the Company’s outstanding common stock. Through June 30, 2003, 1 million shares had been repurchased under the 2003 plan at a cost of $34 million. Approximately 2 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At June 30, 2003, approximately 5.3 million shares remained available for repurchase under the January 16, 2003 plan. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

      In February 2003, the Company increased its quarterly dividend 12 percent to $0.28 per common share, from $0.25 per common share in 2002.

      At June 30, 2003, accumulated other comprehensive income included $15.9 million from the effective portion of cash flow hedges and $89.0 million of net unrealized gains on investment securities available for sale. At December 31, 2002, accumulated other comprehensive income reflected $34.4 million associated with the effective portion of cash flow hedges and $101.7 million of net unrealized gains on investment securities available for sale.

NOTE 10 — Goodwill and Other Acquired Intangible Assets

      At June 30, 2003, the Company had three reporting units with goodwill, which include Corporate Banking with $190 million, Retail Banking with $96 million and Asset Management with $7 million. During the six months ended June 30, 2003, goodwill increased $9 million and $86,000 within the Corporate Banking segment and the Asset Management segment, respectively, due to acquisition activity, and the Retail segment decreased $320,000 due to a divestiture.

      Each segment was tested for impairment on January 1, 2002, when the Company initially adopted SFAS No. 142, Goodwill and Other Intangible Assets, and in the third quarter of 2002. The fair value of the reporting units were estimated using the expected present value of future cash flows. This cash flow approach indicated that no impairment charge was required at either test date.

      Acquired intangible assets as of June 30, 2003 are detailed in the following table.

	As of June 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

		(in Thousands)
Nonamortizing goodwill	$346,575	$(53,732)	$292,843

Amortizing intangible assets:
Core deposit intangibles	76,409	(58,198)	18,211
Other customer intangibles	34,366	(8,042)	26,324

Total amortizing intangible assets	$110,775	$(66,240)	$44,535

      The Company recognized $1.8 million and $2.2 million in amortization expense on acquired intangible assets for the quarters ended June 30, 2003 and 2002, respectively, and $3.6 million and $4.5 million for the six months ended June 30, 2003 and 2002, respectively. Aggregate amortization expense for the years ending December 31, 2003 through December 31, 2007 are estimated to be $7.3 million, $6.2 million, $5.2 million, $3.9 million and $3.1 million, respectively.

NOTE 11 — Commitments and Contingencies

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

      The following represent the Company’s commitments to extend credit and standby letters of credit as of June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002

	(in Thousands)
Commitments to extend credit	$9,183,258	$8,705,665
Standby and commercial letters of credit	331,391	296,282

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

      In the ordinary course of business, the Company has entered into indemnification agreements covering claims and potential legal proceedings against its directors and officers and the Company has entered into similar but time limited agreements with respect to the directors and officers of acquired entities. The Company also issues standard representation warranties in underwriting agreements, merger and acquisition agreements, brokerage activities and other similar arrangements. The counterparties to many of these indemnifications provide similar indemnifications to the Company.

NOTE 12 — Recently Issued Accounting Standards

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

Consolidation of Variable Interest Entities

      On January 15, 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 does not apply to securitization structures that are qualified special purpose entities (“QSPE”) as defined within SFAS No. 140. Compass’ securitization structures, as of June 30, 2003, meet QSPE standards, and therefore, will not be affected by adoption of FIN 46. However, during June 2003, the FASB issued a proposed amendment to SFAS 140 which would amend the requirements for QSPE status. One of the Company’s QSPE structures, Sunbelt, would not meet QSPE requirements if the proposed amendment is finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue off balance sheet treatment under the new FIN 46 rules.

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

Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity

      On May 30, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for fiscal periods beginning after June 15, 2003. Management does not believe the provisions of this standard will have a material impact on results of future operations.

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

Overview

      The Company had net income of $87.0 million for the second quarter of 2003, an 11 percent increase over the $78.5 million earned during the second quarter of 2002. For the same time period, diluted earnings per share increased 13 percent to $0.68 from $0.60 in the prior year.

      For the first six months of 2003, net income increased 9 percent to $169.1 million compared to $154.7 million for the same period last year. Diluted earnings per share for the first six months of 2003 increased 11 percent to $1.32 from $1.19 in the first six months of 2002.

      The Company operates 358 full-service banking offices including 126 in Texas, 89 in Alabama, 66 in Arizona, 42 in Florida, 26 in Colorado and nine in New Mexico.

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

      Net interest income for the three months ended June 30, 2003, decreased $5.5 million over the same period last year to $224.3 million, interest income decreased $30.8 million and interest expense decreased $25.3 million. The decrease in interest income was due to a 93 basis point decrease in the average yield on earning assets from 6.64 percent to 5.71 percent, partially offset by an increase in average earning assets of $1.3 billion, or 6 percent. The increase in average earning assets from the second quarter of 2002 was primarily the result of a $1.8 billion increase in loans, partially offset by a $497 million decrease in investment securities, including both investment securities available for sale and investment securities held to maturity. Loans increased due to continued loan demand, especially home equity lines, commercial real estate loans and consumer indirect loans. The decrease in investment securities was primarily due to prepayments of the investment securities portfolio. However, during the quarter, the Company began reinvesting the cash flows into the investment securities portfolio. The 21 percent decrease in interest expense over the prior year quarter was primarily the result of a 65 basis point decrease in the rate paid on interest bearing liabilities. The increase in average interest bearing liabilities was caused by increases in interest bearing transaction accounts as well as FHLB and other borrowings and fed funds purchased, partially offset by a decrease in certificates of deposit.

      For the first six months, net interest income decreased $12.2 million over the first six months of 2002 to $452.5 million with interest income decreasing $56.9 million and interest expense decreasing $44.7 million. The decrease in interest income was due to a 79 basis point decrease in the average yield from earning assets from 6.71 percent to 5.92 percent, offset partially by an increase in average earning assets of $863.2 million, or 4 percent. The increase in average earning assets from the first six months of 2002 was primarily the result of a $2.2 billion increase in loans, offset partially by a decrease of $1.3 billion in investment securities, including both investment securities available for sale and investment securities held to maturity. The 19 percent decrease in interest expense over the first six months of the prior year was the result of a 55 basis point decrease in the rate paid on interest bearing liabilities offset partially by a $269.5 million increase in average interest bearing liabilities.

      Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin decreased to 4.02 percent for the second quarter of 2003, compared to 4.37 percent for the second quarter of 2002. For the six months ended June 30, 2003, net interest margin decreased from 4.43 percent in the prior year to 4.15 percent. These decreases resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. During the second quarter of 2003, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 47 basis points as compared to a 50 basis point positive impact for the second quarter of 2002. For the six months ended June 30, 2003, the Company’s use of interest rate contracts increased the Company’s net interest margin by 51 basis points as compared to a 47 basis point positive impact for the first six months of 2002.

     Derivative financial instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date, and the receive fixed coupon rate for derivative instruments used for hedging activities as of June 30, 2003. The maturity date used in the table below is the first call date, where applicable. See Note 8 – Off-Balance Sheet Activities, Derivatives and Hedging for further information about the Company’s use of derivatives and the fair value of those instruments.

	July 1, 2003
	through
	December 31,	For the Year Ended December 31,

	2003	2004	2005	2006	Thereafter

Non-trading interest rate contracts	(in Thousands)
Cash Flow Hedges
Notional maturity	$—	$—	$18,049	$500,000	$—
Coupon received on maturities	—%	—%	2.13%	2.10%	—%
Weighted average time to	—	—	25	34	—
maturity (months)
Fair Value Hedges
Notional maturity	$125,000	$135,000	$—	$—	$585,200
Coupon received on maturities	5.97%	5.99%	—%	—%	7.52%
Weighted average time to	2	12	—	—	57
maturity (months)

     The notional amounts shown in the table above should be viewed in the context of the Company’s overall interest rate risk management activities to assess the impact on net interest margin. As is the case with cash securities, the market value of derivative financial instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the derivative financial instruments on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels.

      The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2003, as compared to the comparable periods of 2002 (in thousands):

	Three Months Ended
	June 30, 2003

	Change
	2002	Attributed to
	To
	2003	Volume	Rate	Mix

Interest income:
Federal funds sold and securities purchased under agreements to resell	$(25)	$(1)	$(24)	$—
Trading account securities	(105)	(57)	(63)	15
Investment securities available for sale	(13,765)	(709)	(13,174)	118
Investment securities held to maturity	(7,359)	(6,823)	(1,268)	732
Loans	(9,526)	31,129	(36,278)	(4,377)

Increase (decrease) in interest income	$(30,780)	$23,539	$(50,807)	$(3,512)

Interest expense:
Deposits	$(19,495)	$(1,588)	$(17,806)	$(101)
Federal funds purchased and securities sold under agreements to repurchase	(2,455)	736	(2,961)	(230)
Other short-term borrowings	(150)	56	(182)	(24)
FHLB and other borrowings*	(3,170)	1,994	(4,950)	(214)

Increase (decrease) in interest expense	$(25,270)	$1,198	$(25,899)	$(569)

	Six Months Ended
	June 30, 2003

	Change
	2002	Attributed to
	To
	2003	Volume	Rate	Mix

Interest income:
Federal funds sold and securities purchased under agreements to resell	$(18)	$47	$(54)	$(11)
Trading account securities	(230)	(152)	(113)	35
Investment securities available for sale	(40,942)	(26,015)	(17,654)	2,727
Investment securities held to maturity	(14,569)	(13,004)	(3,258)	1,693
Loans	(1,172)	77,230	(68,066)	(10,336)

Increase (decrease) in interest income	$(56,931)	$38,106	$(89,145)	$(5,892)

Interest expense:
Deposits	$(33,919)	$2,086	$(34,539)	$(1,466)
Federal funds purchased and securities sold under agreements to repurchase	(11,338)	(5,791)	(7,402)	1,855
Other short-term borrowings	(1,145)	(573)	(875)	303
FHLB and other borrowings*	1,699	10,893	(8,173)	(1,021)

Increase (decrease) in interest expense	$(44,703)	$6,615	$(50,989)	$(329)

*	Includes Capital Securities and Preferred Stock.

Noninterest Income and Noninterest Expense

      During the second quarter of 2003, noninterest income increased $22.1 million, or 20 percent, to $132.0 million. The increase in noninterest income is directly attributable to increases in all of the fee-based businesses of the Company, including an $11.4 million increase in service charges on deposit accounts, a $7.6 million increase in insurance commissions, a $2.9 million increase in credit card service charges and fees, a $2.2 million increase in corporate and correspondent investment sales, and a gain of $2.1 million related to the divestiture of two non-strategic banking centers. Noninterest income for the first six months of 2003 increased $50.2 million, or 25 percent, to $255.1 million due to a $21.8 million increase in service charges on deposit accounts, a $15.7 million increase in insurance commissions, a $5.8 million increase in corporate and correspondent investment sales and a $5.6 million increase in credit card service charges and fees. The increases in service charges on deposit accounts was primarily due to increases in noninterest bearing demand deposit accounts and increased fees from cash management services, while the increase in credit card service charges and fees was due to increased volume of activity in credit card and debit card business. The increase in insurance commissions is due to continued expansion of the insurance business primarily through acquisitions. Corporate and correspondent investment sales is comprised of commissions on the sales of bonds to approximately 750 correspondent banks and matched interest rate protection contracts to corporate customers. The increase in this item is due to favorable market conditions for the sale of these products.

     During the second quarter of 2003, Visa U.S.A. Inc. (“Visa”) agreed to settle a class-action antitrust lawsuit that was brought against it by Wal-Mart and other retailers. Under the terms of the settlement, beginning August 1, 2003, Visa has agreed to pay a total of $2 billion, over a 10-year period, to retailers who claim to have been harmed by its actions and to lower the fees it charges retailers for off-line signature-verified debit card services. Also, effective January 1, 2004, the settlement would permit retailers who accept Visa cards to reject payment from consumers signing for purchases using their debit card. The Company is not a party to any litigation by third parties against Visa. However, the settlement affects the Company as a Visa debit card issuer. The Company is considering various strategies that could mitigate the impact of the reduction in debit card interchange rates, which it estimates will reduce debit card income by approximately $1 million per month for the remainder of 2003. However, this estimate is subject to change once management completes its evaluation of alternative actions that may be available to it in response to the settlement, and has had the opportunity to observe any changes in the marketplace for card services that occur in response to the settlement. The Company is continuing to assess the impact on periods beyond 2003.

      Noninterest expense, for the quarter ended June 30, 2003, increased $10.2 million, or 5 percent, to $195.5 million over the second quarter of 2002. For the first six months of 2003, noninterest expense increased $23.4 million, or 6 percent, to $391.6 million. The majority of the increases, for both the three and six month periods, were in salaries, benefits and commissions, equipment expense, net occupancy expense, and communications. The majority of the increases in these items are due to an increase in full-time equivalent employees and is a direct reflection of the increase in compensation resulting from the growth in fee income. Full-time equivalent employees were 7,661 at June 30, 2003 compared to 7,181 at June 30, 2002. This increase in full-time equivalent employees is primarily the result of expansion through both insurance agency acquisitions and the opening of new banking centers. Other noninterest expense, for both the three and six months periods, decreased due to higher than average operating expenses of other real estate in the prior year.

Income Taxes

      The increase in income tax expense for the three and six month periods ended June 30, 2003, as compared to the same periods in 2002, is directly attributable to the increase in pretax income.

Provision and Allowance for Loan Losses

      The provision for loan losses for the three and six months ended June 30, 2003, decreased $6.9 million and $7.4 million from the same periods in 2002, respectively. The allowance for loan losses and the resulting provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing economic conditions. The allowance for loan losses at June 30, 2003 was $234.2 million. The ratio of the allowance for loan losses to loans outstanding was 1.43 percent at June 30, 2003 and 1.41 percent at December 31, 2002. Management believes that the allowance for loan losses at June 30, 2003 is adequate.

Nonperforming Assets and Past Due Loans

      Stated as a percentage of total loans and other real estate owned, nonperforming assets at June 30, 2003, were 0.63 percent, compared to 0.60 percent at December 31, 2002. At June 30, 2003, the allowance for loan losses as a percentage of nonperforming loans was 299 percent, compared to 285 percent at December 31, 2002. The allowance for loan losses as a percentage of nonperforming assets was 235 percent at December 31, 2002, compared to 228 percent at June 30, 2003.

      Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate, totaled $102.8 million at June 30, 2003, compared to $99.0 million at December 31, 2002. The increase in nonperforming assets was primarily attributable to an increase in other real estate, offset in part by a decrease in nonaccrual loans. Loans past due ninety days or more but still accruing interest were $18.3 million at June 30, 2003 compared to $16.9 million at December 31, 2002.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30

	2003	2002

Allowance for Loan Losses
Balance at beginning of period	$232,830	$191,393
Add: Provision charged to income	57,688	65,099
Deduct: Loans charged off	62,435	50,928
Loan recoveries	9,017	7,264

Net charge-offs	53,418	43,664
Allowance for loans sold	2,942	—

Balance at end of period	$234,158	$212,828

Net charge-offs as a percentage of average loans (annualized)	0.65%	0.61%

	June 30, 2003	December 31, 2002

Nonperforming Assets
Nonaccrual loans	$77,854	$81,671
Renegotiated loans	489	38

Total nonperforming loans	78,343	81,709
Other real estate	24,412	17,300

Total nonperforming assets	$102,755	$99,009

Accruing loans ninety days or more past due	$18,262	$16,907
Other repossessed assets	306	187
Allowance as a percentage of loans	1.43%	1.41%
Total nonperforming loans as a percentage of loans	0.48	0.50
Total nonperforming assets as a percentage of loans and ORE	0.63	0.60
Accruing loans ninety days or more past due as a percentage of loans	0.11	0.10
Allowance for loan losses as a percentage of nonperforming loans	298.89	284.95
Allowance for loan losses as a percentage of nonperforming assets	227.88	235.16

Financial Condition

Overview

      Total assets at June 30, 2003 were $25.6 billion, up from $23.9 billion at December 31, 2002. The increase in assets was due primarily to the purchase of investment securities and internal loan growth.

Assets and Funding

      At June 30, 2003, earning assets totaled $23.5 billion, an increase of $1.7 billion from the $21.8 billion in earning assets at December 31, 2002. The largest component of the growth in earning assets was concentrated in investment securities available for sale. The mix of earning assets was changed slightly with total investment securities and loans comprising 30 percent and 70 percent, respectively, of total earning assets at June 30, 2003, while at December 31, 2002 total investment securities and loans were 24 percent and 76 percent, respectively, of earning assets. The asset mix shifted due to the Company beginning to reinvest cash flows into investment securities combined with the home equity securitization which transferred $750 million from loans to investment securities. The $2.1 billion growth in investment securities available for sale was funded by a $1.9 billion increase in fed funds purchased and securities sold under agreements to repurchase and a $596 million increase in noninterest bearing transaction accounts, offset partially by a decrease of $594 million in interest bearing transaction accounts.

Liquidity and Capital Resources

      Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At June 30, 2003, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $419 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

      The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong as the ratio of total shareholders’ equity to total assets at June 30, 2003 was 7.71 percent compared to 8.09 percent at December 31, 2002.

      During the third quarter of 2001, the Company announced that its board of directors authorized a share repurchase program allowing for the purchase of up to five percent, or approximately 6.4 million shares, of the Company’s outstanding common stock. In May 2003, the entire 6.4 million shares had been repurchased at a cost of $190 million. On January 16, 2003, the Company announced that its board of directors authorized an additional share repurchase program allowing for the purchase of another five percent, or approximately 6.3 million shares, of the Company’s outstanding common stock. Through June 30, 2003, 1 million shares had been repurchased under the 2003 plan at a cost of $34 million. Approximately 2 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At June 30, 2003, approximately 5.3 million shares remained available for repurchase under the January 16, 2003 plan. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors.

      In addition to the capital ratios mentioned above, banking industry regulators have defined minimum regulatory capital ratios that the Parent Company and the Subsidiary Banks are required to maintain. These risk-based capital guidelines take into consideration risk factors, as defined by the banking industry regulators, associated with various categories of assets, both on and off of the balance sheet. Under the guidelines, capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I Capital is defined as common shareholders’ equity, excluding the net unrealized holding gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments and disallowed credit-enhancing interest-only strips, plus perpetual preferred stock and the Capital Securities, subject to regulatory limitations, minus goodwill and other disallowed intangible assets. Other disallowed intangibles represent intangible assets, other than goodwill, recorded after February 19, 1992. Total Qualifying Capital is defined as Tier I Capital plus Tier II Capital components, which include such items as qualifying allowance for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt.

      Tier I Capital and Total Qualifying Capital as of June 30, 2003, exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at June 30, 2003 were 9.87 percent and 12.45 percent, respectively, compared to 9.60 percent and 12.49 percent at December 31, 2002. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments, disallowed credit-enhancing interest-only strips, period-end goodwill and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 8.01 percent at June 30, 2003 and 7.97 percent at December 31, 2002. The Company’s tangible leverage ratio was 7.96 percent at June 30, 2003 compared to 7.93 percent at December 31, 2002.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

      The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described in the annual report on Form 10-K for the period ended December 31, 2002. Net interest income sensitivities over a one-year time horizon as of June 30, 2003 and December 31, 2002 are shown below.

		Percentage
		Increase/(Decrease)
		in Interest Income/
		Expense Given
		Immediate and
	Principal	Sustained Parallel
	Amount of Earning	Interest Rates Shifts
	Assets, Interest
	Bearing Liabilities	Down 50	Up 100
	and Swaps	Basis Points	Basis Points

	(In thousands)
	(Unaudited)
June 30, 2003:
Assets which reprice in:
One year or less	$10,965,638	(5.88)%	13.83%
Over one year	12,534,735	(2.93)	6.39

	$23,500,373	(4.24)	9.68

Liabilities which reprice in:
One year or less	$14,483,605	(31.46)	71.29
Over one year	4,339,724	(0.76)	1.58

	$18,823,329	(13.35)	30.15

Total net interest income sensitivity		(0.42)	1.12
December 31, 2002:
Assets which reprice in:
One year or less	$10,646,982	(5.57)%	12.26%
Over one year	11,141,011	(1.33)	4.13

	$21,787,993	(3.23)	7.77

Liabilities which reprice in:
One year or less	$13,080,590	(23.08)	51.12
Over one year	4,624,597	(0.86)	1.74

	$17,705,187	(10.05)	22.15

Total net interest income sensitivity		(0.25)	1.50

      As shown in the table above, the Company reduced its asset sensitivity from December 31, 2002 to June 30, 2003 to higher interest rates primarily due to an increase in the proportion of fixed rate assets on the balance sheet. The slight increase in sensitivity to lower rates was the result of purchases of securities at current rates.

      Given the low interest rate environment at June 30, 2003, the calculations above are based upon a decrease of 50 basis points in the yield curve rather than the 100 basis point decrease that was used previously.

Item 4 — Controls and Procedures

     The management of the Company is responsible for periodically evaluating the Company’s disclosure controls and procedures, which are defined under applicable Securities and Exchange Commission regulations as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the commission is recorded, processed, summarized, and reported on a timely basis.

     As of June 30, 2003, the Company’s management, with the participation of its Chairman and Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and concluded that they are effective. There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 4 — Submission of Matters to Vote of Security Holders

      The election of three directors was submitted to the shareholders at the Company’ Annual Meeting held April 21, 2003. Charles W. Daniel, W. Eugene Davenport, and Charles E. McMahen were elected upon receipt of the following votes for / withheld, respectively, 105,573,848 / 976,777, 105,581,004 / 969,621, and 105,553,386 / 997,239.

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

   (3)  Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

(d)	Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(e)	Certificate of Amendment, dated November 8, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(f)	Certificate of Amendment, dated June 2, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

(a) Exhibits (continued)

   (4) Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

    (10) Material Contracts

(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(e)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(f)	Employment Agreement, dated April 15, 1997, between Compass Bancshares, Inc. and George M. Boltwood (incorporated by reference to Exhibit 10(f) to Compass Bancshares, Inc.’s March 31, 2003 Form 10-Q filed with the Commission)

(g)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(h)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(i)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(j)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(l)	Amendment to Employment Agreement, dated October 23, 2001, between Compass Bancshares, Inc. and George M. Boltwood (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s March 31, 2003 Form 10-Q filed with the Commission)

(a) Exhibits (continued)

(m)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(n)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(o)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(p)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(q)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(r)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001(incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(s)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission)

(t)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(31.1)	Copy of Certification by D. Paul Jones, Jr., Chief Executive Officer

(31.2)	Copy of Certification by Garrett. R. Hegel, Chief Financial Officer

(32.1)	Certification Pursuant 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(32.2)	Certification Pursuant 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer

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

      On July 16, 2003, Compass Bancshares, Inc. filed a current report on Form 8-K in which it furnished a press release announcing its financial results for the three- and six-month periods ended June 30, 2003, pursuant to Item 9 in satisfaction of Item 12 — Disclosure of Results of Operation and Financial Condition in accordance with Guidelines issued by the Securities and Exchange Commission in Release 33-8216. A copy of this press release, dated July 16, 2003, was attached as an exhibit to the current report on Form 8-K.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2003 Date	By:	/s/ GARRETT R. HEGEL Garrett R. Hegel Chief Financial Officer