Form 10-Q
period 2003-09-30
COMPASS BANCSHARES INC
filed 2003-11-13
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2003	Commission File No. 0-6032

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003

Common Stock, $2 Par Value	121,727,329

The number of pages of this report is 35.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	September 30, 2003	December 31, 2002

Assets
Cash and due from banks	$778,890	$734,540
Federal funds sold and securities purchased under agreements to resell	32,642	24,822
Trading account securities	31,252	22,710
Investment securities available for sale	4,076,258	4,783,696
Investment securities held to maturity (fair value of $2,801,137 and $490,518 for 2003 and 2002, respectively)	2,785,882	475,445
Loans	17,027,525	16,481,320
Allowance for loan losses	(239,971)	(232,830)

Net loans	16,787,554	16,248,490
Premises and equipment, net	522,520	491,884
Goodwill	296,115	283,835
Other assets	845,805	819,287

Total assets	$26,156,918	$23,884,709

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$4,610,702	$3,964,471
Interest bearing	10,504,643	11,170,916

Total deposits	15,115,345	15,135,387
Federal funds purchased and securities sold under agreements to repurchase	3,873,312	1,343,200
Other short-term borrowings	125,964	290,939
FHLB and other borrowings	4,452,365	4,438,416
Guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	444,398	461,716
Accrued expenses and other liabilities	232,194	283,549

Total liabilities	24,243,578	21,953,207
Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; Issued – none)	—	—
Common stock of $2 par value:
Authorized — 300,000,000 shares;
Issued — 131,398,605 shares in 2003 and 130,412,173 shares in 2002	262,797	260,824
Treasury stock, at cost (7,203,980 shares in 2003 and 4,295,758 shares in 2002)	(233,700)	(129,415)
Surplus	221,486	199,907
Loans to finance stock purchases	(835)	(1,563)
Unearned restricted stock	(6,639)	(2,877)
Accumulated other comprehensive income	52,615	136,109
Retained earnings	1,617,616	1,468,517

Total shareholders’ equity	1,913,340	1,931,502

Total liabilities and shareholders’ equity	$26,156,918	$23,884,709

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$236,525	$264,845	$743,668	$773,183
Interest on investment securities available for sale	54,816	74,339	181,288	241,694
Interest on investment securities held to maturity	25,292	9,632	35,132	33,620
Interest on federal funds sold and securities purchased under agreements to resell	100	123	318	359
Interest on trading account securities	133	200	380	660

Total interest income	316,866	349,139	960,786	1,049,516
Interest expense:
Interest on deposits	35,714	61,485	127,882	187,572
Interest on federal funds purchased and securities sold under agreements to repurchase	8,468	8,019	20,241	31,130
Interest on other short-term borrowings	247	520	758	2,176
Interest on FHLB and other borrowings	38,633	44,115	118,703	125,075
Interest on guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	3,546	4,195	12,370	10,430

Total interest expense	86,608	118,334	279,954	356,383

Net interest income	230,258	230,805	680,832	693,133
Provision for loan losses	30,354	34,606	88,042	99,705

Net interest income after provision for loan losses	199,904	196,199	592,790	593,428
Noninterest income:
Service charges on deposit accounts	63,907	49,701	175,418	139,388
Credit card service charges and fees	13,520	11,741	40,106	32,687
Insurance commissions	11,601	8,106	32,456	13,290
Corporate and correspondent investment sales	7,740	8,345	23,220	18,033
Retail investment sales	6,736	6,374	21,220	19,704
Asset management fees	5,475	4,908	16,273	15,237
Bank owned life insurance	4,066	4,678	12,984	14,218
Investment securities gains (losses), net	3	(81)	3	3,891
Other	20,964	21,452	67,412	63,659

Total noninterest income	134,012	115,224	389,092	320,107
Noninterest expense:
Salaries, benefits and commissions	108,580	98,665	323,257	286,596
Equipment expense	17,778	16,314	53,977	48,800
Net occupancy expense	15,857	15,092	45,676	42,855
Professional services	14,260	13,552	41,260	37,467
Marketing expense	8,019	6,179	24,169	21,459
Communications expense	8,085	6,070	20,387	16,779
Amortization of intangibles	1,841	2,359	5,467	6,814
Merger and integration	343	799	1,264	2,246
Other	27,917	30,519	78,853	94,781

Total noninterest expense	202,680	189,549	594,310	557,797

Net income before income tax expense	131,236	121,874	387,572	355,738
Income tax expense	44,679	41,865	131,882	121,068

Net income	$86,557	$80,009	$255,690	$234,670

Basic earnings per share	$0.70	$0.62	$2.04	$1.84
Basic weighted average shares outstanding	124,869	128,516	125,538	127,639
Diluted earnings per share	$0.68	$0.61	$2.00	$1.80
Diluted weighted average shares outstanding	127,566	130,872	127,986	129,982
Dividends per share	$0.28	$0.25	$0.84	$0.75

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2003 and 2002
(In Thousands)
(Unaudited)

					Accumulated
					Other		Total
	Common	Treasury		Retained	Comprehensive		Shareholders'	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Other	Equity	Income

Balance, December 31, 2001	$257,520	$(50,146)	$160,441	$1,283,601	$69,938	$(5,713)	$1,715,641

Net income	—	—	—	234,670	—	—	234,670	$234,670

Change in unrealized holding gains on securities available for sale, net of tax	—	—	—	—	77,097	—	77,097	77,097

Change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	3,891	—	3,891	3,891

Comprehensive income								$315,658

Common dividends declared ($0.75 per share)	—	—	—	(96,141)	—	—	(96,141)

Exercise of stock options and other issuances	2,925	—	30,251	(1,544)	—	—	31,632

Issuance of restricted stock	192	—	2,572	—	—	(2,764)	—

Repayments of loans to finance stock purchases, net of advances	—	—	—	—	—	783	783

Issuance of treasury stock for acquisitions and employee benefit plans	—	41,187	5,197	—	—	—	46,384

Repurchase of treasury stock	—	(32,761)	—	—	—	—	(32,761)

Amortization of restricted stock	—	—	—	—	—	1,650	1,650

Balance, September 30, 2002	$260,637	$(41,720)	$198,461	$1,420,586	$150,926	$(6,044)	$1,982,846

Balance, December 31, 2002	$260,824	$(129,415)	$199,907	$1,468,517	$136,109	$(4,440)	$1,931,502

Net income	—	—	—	255,690	—	—	255,690	$255,690

Change in unrealized holding gains on securities available for sale, net of tax	—	—	—	—	(59,877)	—	(59,877)	(59,877)

Change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	(23,617)	—	(23,617)	(23,617)

Comprehensive income								$172,196

Common dividends declared ($0.84 per share)	—	—	—	(105,713)	—	—	(105,713)

Exercise of stock options and other issuances	1,636	—	15,495	(878)	—	—	16,253

Issuance of restricted stock	337	—	5,464	—	—	(5,801)	—

Repayment of loans to finance stock purchases, net of advances	—	—	—	—	—	728	728

Issuance of treasury stock for acquisitions and employee benefit plans	—	15,073	620	—	—	—	15,693

Repurchase of treasury stock	—	(119,358)	—	—	—	—	(119,358)

Amortization of restricted stock	—	—	—	—	—	2,039	2,039

Balance, September 30, 2003	$262,797	$(233,700)	$221,486	$1,617,616	$52,615	$(7,474)	$1,913,340

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2003	2002

Operating Activities:
Net income	$255,690	$234,670
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	85,334	88,723
Accretion of discount and loan fees	(11,471)	(20,767)
Provision for loan losses	88,042	99,705
Net change in trading account securities	(8,542)	(5,361)
Gain on sale of investment securities available for sale	(3)	(3,891)
Gain on sale of branches	(2,128)	—
Increase in other assets	(75,705)	(17,210)
Decrease in other liabilities	(6,340)	(60,406)

Net cash provided by operating activities	324,877	315,463
Investing Activities:
Proceeds from maturities and paydowns of investment securities held to maturity	489,570	264,332
Purchases of investment securities held to maturity	—	(201,400)
Proceeds from sales of investment securities available for sale	225,184	565,682
Proceeds from maturities and paydowns of investment securities available for sale	1,904,307	1,554,487
Purchases of investment securities available for sale	(3,583,840)	(544,368)
Net increase in federal funds sold and securities purchased under agreements to resell	(7,820)	(25,737)
Net increase in loan portfolio	(1,452,408)	(2,126,502)
Net cash received (paid) in acquisitions	1,669	(5,017)
Net cash paid in sale of branches	(26,051)	—
Purchases of premises and equipment	(69,598)	(63,692)
Proceeds from sales of other real estate owned	18,138	14,052

Net cash used by investing activities	(2,500,849)	(568,163)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows— Continued
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2003	2002

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	983,454	523,250
Net increase (decrease) in time deposits	(928,107)	62,402
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	2,530,112	(977,759)
Net decrease in short-term borrowings	(164,975)	(235,555)
Proceeds from FHLB advances and other borrowings	800,000	800,000
Repayment of FHLB advances and other borrowings	(780,386)	(100,290)
Issuance (repurchase) of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	(12,000)	300,000
Common dividends paid	(105,399)	(96,112)
Purchase of treasury stock	(119,358)	(28,425)
Repayment of loans to finance stock purchases	971	2,477
Proceeds from exercise of stock options	16,010	29,938

Net cash provided by financing activities	2,220,322	279,926

Net increase in cash and due from banks	44,350	27,226
Cash and due from banks at beginning of period	734,540	715,991

Cash and due from banks at end of period	$778,890	$743,217

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$23,451	$14,407
Loans to facilitate the sale of other real estate owned	324	291
Transfer of investment securities available for sale to securities held to maturity	2,797,765	—
Assets retained in loan securitizations	767,510	—
Loans to finance stock purchases	243	1,694
Change in unrealized gain on available for sale investment securities	(99,902)	123,473
Issuance of restricted stock, net of cancellations	5,801	2,764
Business combinations and divestitures:
Assets acquired	20,876	71,268
Liabilities assumed	6,824	24,415
Treasury stock issued	15,721	41,787
Assets sold	41,853	—
Liabilities sold	70,032	—

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

     The Company has two bank subsidiaries. The Company’s principal bank subsidiary is Compass Bank, an Alabama banking corporation headquartered in Birmingham, Alabama (“Compass Bank”). The Company’s other bank subsidiary is Central Bank of the South, an Alabama banking corporation headquartered in Anniston, Alabama (“Central Bank of the South”). Central Bank of the South has limited activities. The bank subsidiaries of the Company are referred to collectively herein as the “Subsidiary Banks”.

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

Critical Accounting Policies

     The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles in the United States and with general practices within the banking industry. The Company’s critical accounting policies relate to: (1) the allowance for loan losses, (2) the valuation of derivatives and other hedging instruments, and (3) the transfers of financial assets, the extinguishment of liabilities, and the determination of when special purpose vehicles should be included in the consolidated balance sheets and consolidated statements of income. These policies require the use of estimates, assumptions and judgments based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. These policies require the use of subjective and complex estimates, assumptions, and judgments that are important to the portrayal of the Company’s financial condition and results.

     Management’s evaluation process to determine the adequacy of the allowance for loan losses combines three factors which involve the use of estimates, assumptions, and judgments: historical loss experience derived from analytical models, current trends, and economic conditions. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements.

     In various segments of its business, the Company uses derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The derivative instruments used by the Company, excluding those in the trading portfolio, are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. The Company believes that its techniques for addressing these judgmental areas are in accordance with generally accepted accounting principles in the United States and consistent with industry practices in assessing hedge effectiveness. However, if in the future the derivative instruments used by the Company no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. These derivative instruments have active markets and indications of fair value can be readily obtained.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements – Continued

     The Company utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. These financing arrangements are with entities that may be in the form of corporations, partnerships, or trusts and are not consolidated in the Company’s balance sheet. The majority of these activities are basic term or revolving securitization vehicles. The Company evaluates whether these entities should be consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the entity is a qualifying special purpose entity (“QSPE”) as defined in Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For nonconsolidation, SFAS No. 140 requires the financing entity to be legally isolated, bankruptcy remote, and beyond the control of the seller. Management believes these financing entities which qualify as QSPE’s fulfill the nonconsolidation requirements specified in SFAS No. 140. See Note 12 – Recently Issued Accounting Standards.

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

     Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.09 percent and 4.37 percent; expected dividend yields of 4.79 percent and 4.60 percent; volatility factors of the expected market price of the Company’s common stock of 0.308 and 0.300; and a weighted-average expected life of the options of 5 years for both periods.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, such as expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

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

     The Company’s actual and pro forma information follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income:
As reported	$86,557	$80,009	$255,690	$234,670
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,776	3,060	8,020	11,428

Pro forma net income	$83,781	$76,949	$247,670	$223,242

Basic earnings per share:
As reported	$0.70	$0.62	$2.04	$1.84
Pro forma	$0.67	$0.60	$1.97	$1.75
Diluted earnings per share:
As reported	$0.68	$0.61	$2.00	$1.80
Pro forma	$0.66	$0.59	$1.94	$1.72

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements – Continued

Website Availability of Reports Filed with the Securities and Exchange Commission

     The Company maintains an Internet website located at www.compassweb.com on which, among other things, the Company makes available, free of charge, various reports that it files with, or furnishes to, the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission. To access these reports directly, users may visit the following Internet address: http://ir.shareholder.com/cbss/sec.cfm.

NOTE 2 - Business Combinations and Divestitures

     During March 2003, the Company completed the acquisition of Mueller & Associates, Inc. (“Mueller”), a Tucson, Arizona based full-line general insurance brokerage firm with annual revenues of approximately $4 million, and the acquisition of Maxson-Mahoney-Turner, Inc. (“MM&T”), a Dallas, Texas based full-line general insurance brokerage firm with annual revenues of approximately $5 million. Both Mueller and MM&T specialize in providing property and casualty insurance, personal insurance and employee benefit plans to both individual and commercial customers. In July 2003, the Company completed the acquisition of Apogee Holdings, Inc. (“Apogee”), a Houston, Texas based compensation and benefits consulting company. Apogee specializes in providing health and welfare plans, qualified retirement plan services, executive benefits, and compensation consulting to corporate clients, as well as personal wealth transfer planning to both individual and commercial customers.

     In June 2003, the Company sold two nonstrategic banking facilities located in Nebraska. The transaction resulted in a gain of $2.1 million.

NOTE 3 - Capital Securities and Preferred Stock

Capital Securities

     The Company currently has three subsidiary business trusts (Compass Trust I, Compass Trust III, and FW Capital I) which have issued mandatorily redeemable preferred capital securities (“Capital Securities”). As guarantor, the Company unconditionally guarantees payment of: accrued and unpaid distributions required to be paid on the capital securities; the redemption price when a capital security is called for redemption; and amounts due if a trust is liquidated or terminated.

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

     On April 1, 2003, the Company redeemed the Capital Securities issued by MB Capital I, a subsidiary business trust, which had issued mandatorily redeemable preferred capital securities.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements – Continued

Class B Preferred Stock

     In December 2000, a subsidiary of the Company issued $21 million of Class B Preferred Stock (the “Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at September 30, 2003 and December 31, 2002. The Preferred Stock qualifies as Tier I Capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.

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

     Capital Securities and Preferred Stock are summarized below.

			Interest Rate of	Maturity of
	September 30,	December 31,	Securities and	Securities and
	2003	2002	Debentures	Debentures

	(in Millions)
Compass Trust I	$73	$73	8.23%	2027
Compass Trust III	300	300	7.35	2032
FW Capital I	19	19	9.38	2029
MB Capital I *	—	12	8.75	N/A
Class B Preferred Stock	18	18	9.88	N/A
Fair value of hedge instruments	34	40	N/A	N/A

Total	$444	$462

* All Capital Securities issued by MB Capital I were redeemed by the Company on April 1, 2003.

N/A – Not applicable

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 4 – Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(In Thousands Except Per Share Data)
		(Unaudited)
BASIC EARNINGS PER SHARE:
Net income	$86,557	$80,009	$255,690	$234,670

Weighted average shares outstanding	124,869	128,516	125,538	127,639

Basic earnings per share	$0.70	$0.62	$2.04	$1.84

DILUTED EARNINGS PER SHARE:
Net income	$86,557	$80,009	$255,690	$234,670

Weighted average shares outstanding	124,869	128,516	125,538	127,639
Net effect of nonvested restricted stock and the assumed exercise of stock options - based on the treasury stock method using average market price for the period	2,697	2,356	2,448	2,343

Weighted average diluted shares outstanding	127,566	130,872	127,986	129,982

Diluted earnings per share	$0.68	$0.61	$2.00	$1.80

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

     The Retail Banking segment serves the Company’s consumer customers through its 367 banking centers and through the use of alternative delivery channels such as personal computer banking, the internet, and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage. In addition, Retail Banking serves the Company’s small business customers, and is responsible for the indirect automobile portfolio.

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

     Corporate Support and Other includes activities that are not directly attributable to the reportable segments. Included in this category are the activities of the Parent Company and support functions, i.e., accounting, loan review, etc., and the elimination of intercompany transactions.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

     The following table presents information for the Company’s segments as of and for the three and nine month periods ended September 30, 2003 and 2002.

For the Three Months Ended September 30, 2003
(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income (expense)	$99,620	$100,511	$13,811	$34,614	$(18,298)	$230,258
Noninterest income	33,854	89,774	7,137	1,025	2,222	134,012
Noninterest expense	46,129	92,452	8,809	3,342	51,948	202,680

Segment income (loss)	$87,345	$97,833	$12,139	$32,297	$(68,024)	161,590

Provision for loan losses						30,354

Net income before income tax expense						131,236
Income tax expense						44,679

Net income						$86,557

Balance Sheet
Average assets	$9,146,758	$6,120,112	$1,039,848	$8,265,969	$978,224	$25,550,911
Average loans	9,028,531	5,891,225	1,030,840	1,317,800	(610,897)	16,657,499
Average deposits	4,074,240	8,912,734	1,245,040	679,633	(27,227)	14,884,420
Period-end assets	$9,172,087	$6,421,600	$1,037,530	$8,429,029	$1,096,672	$26,156,918
Period-end loans	9,053,734	6,179,851	1,029,273	1,328,163	(563,496)	17,027,525
Period-end deposits	4,213,721	8,909,310	1,287,265	730,090	(25,041)	15,115,345

For the Three Months Ended September 30, 2002
(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income (expense)	$92,952	$92,621	$13,061	$35,733	$(3,562)	$230,805
Noninterest income	28,532	74,609	6,469	4,750	864	115,224
Noninterest expense	44,621	84,384	7,973	3,213	49,358	189,549

Segment income (loss)	$76,863	$82,846	$11,557	$37,270	$(52,056)	156,480

Provision for loan losses						34,606

Net income before income tax expense						121,874
Income tax expense						41,865

Net income						$80,009

Balance Sheet
Average assets	$8,585,369	$5,233,997	$914,926	$7,929,475	$874,981	$23,538,748
Average loans	8,466,295	4,972,752	904,884	1,112,315	52,848	15,509,094
Average deposits	3,588,931	8,982,227	1,117,016	648,948	(4,596)	14,332,526
Period-end assets	$8,676,275	$5,372,573	$928,514	$7,861,663	$897,062	$23,736,087
Period-end loans	8,528,502	5,121,113	919,513	1,167,071	30,933	15,767,132
Period-end deposits	3,687,153	8,850,846	1,134,010	662,513	(5,746)	14,328,776

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

For the Nine Months Ended September 30, 2003
(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income (expense)	$291,551	$288,695	$39,546	$103,085	$(42,045)	$680,832
Noninterest income	96,117	254,262	21,201	10,504	7,008	389,092
Noninterest expense	133,884	269,486	26,284	11,506	153,150	594,310

Segment income (loss)	$253,784	$273,471	$34,463	$102,083	$(188,187)	475,614

Provision for loan losses						88,042

Net income before income tax expense						387,572
Income tax expense						131,882

Net income						$255,690

Balance Sheet
Average assets	$9,108,998	$5,857,459	$1,010,043	$7,744,344	$913,684	$24,634,528
Average loans	8,994,550	5,621,543	1,001,128	1,250,330	(256,393)	16,611,158
Average deposits	3,917,256	8,939,332	1,209,744	810,989	(2,755)	14,874,566
Period-end assets	$9,172,087	$6,421,600	$1,037,530	$8,429,029	$1,096,672	$26,156,918
Period-end loans	9,053,734	6,179,851	1,029,273	1,328,163	(563,496)	17,027,525
Period-end deposits	4,213,721	8,909,310	1,287,265	730,090	(25,041)	15,115,345

For the Nine Months Ended September 30, 2002
(in Thousands)

					Corporate
	Corporate	Retail	Asset		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income	$269,115	$276,305	$38,299	$103,780	$5,634	$693,133
Noninterest income	66,936	210,842	20,192	18,560	3,577	320,107
Noninterest expense	126,328	250,782	23,788	10,708	146,191	557,797

Segment income (loss)	$209,723	$236,365	$34,703	$111,632	$(136,980)	455,443

Provision for loan losses						99,705

Net income before income tax expense						355,738
Income tax expense						121,068

Net income						$234,670

Balance Sheet
Average assets	$8,391,030	$4,870,253	$865,676	$8,288,386	$847,194	$23,262,539
Average loans	8,279,876	4,593,450	855,291	997,015	48,642	14,774,274
Average deposits	3,461,654	8,859,237	1,113,661	584,601	(3,086)	14,016,067
Period-end assets	$8,676,275	$5,372,573	$928,514	$7,861,663	$897,062	$23,736,087
Period-end loans	8,528,502	5,121,113	919,513	1,167,071	30,933	15,767,132
Period-end deposits	3,687,153	8,850,846	1,134,010	662,513	(5,746)	14,328,776

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 6 – Loans and Allowance for Loan Losses

     The following presents the composition of the loan portfolio at September 30, 2003 and December 31, 2002.

	September 30,	December 31,
	2003	2002

	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,439,473	$3,693,454
Commercial real estate – construction	1,321,485	1,486,076
Commercial real estate – mortgage	3,822,864	3,214,712

Total commercial loans	8,583,822	8,394,242
Consumer loans:
Residential real estate – construction	1,011,504	1,045,504
Residential real estate – mortgage	1,882,620	1,685,176
Equity lines of credit	1,054,634	978,920
Equity loans	976,801	1,322,092
Credit card	461,442	462,252
Consumer installment – direct	425,363	455,976
Consumer installment – indirect	2,631,339	2,137,158

Total consumer loans	8,443,703	8,087,078

Total	$17,027,525	$16,481,320

     A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2003 and 2002 follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002

		(in Thousands)
Balance at beginning of period	$234,158	$212,828	$232,830	$191,393
Add: Provision charged to income	30,354	34,606	88,042	99,705
Deduct: Allowance for loans sold / securitized	—	—	2,942	—
Net charge-offs:
Commercial, financial and agricultural	3,240	4,354	11,738	18,569
Real estate – construction	20	1,235	688	2,678
Commercial real estate	856	990	2,620	2,009
Residential real estate	1,980	1,692	7,818	4,042
Credit card	8,615	9,439	26,081	24,192
Consumer installment – direct	3,096	1,977	7,723	4,730
Consumer installment – indirect	6,734	5,800	21,291	12,931

Total net charge-offs	24,541	25,487	77,959	69,151

Balance at end of period	$239,971	$221,947	$239,971	$221,947

     Nonperforming assets at September 30, 2003 and December 31, 2002 are detailed in the following table.

	September 30,	December 31,
	2003	2002

	(in Thousands)
Nonaccrual loans	$67,597	$81,671
Renegotiated loans	179	38

Total nonperforming loans	67,776	81,709
Other real estate	25,835	17,300

Total nonperforming assets	$93,611	$99,009

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 7 – Securitized Assets

     The Company has entered into numerous transactions involving its loan portfolio, which includes the securitization of both residential (including home equity) and auto loans. These transactions resulted in certain assets being reclassified from loans to investment securities available for sale and resulted in improved liquidity. These assets, which the Company continues to manage and service, approximated $1.1 billion and $949 million at September 30, 2003 and December 31, 2002, respectively. During the third quarter of 2003, the Company transferred approximately $2.8 billion of investment securities available for sale to investment securities held to maturity, a substantial portion of which were from prior loan securitizations. The Company has both the ability and intent to hold these securities until maturity.

NOTE 8 – Off-Balance Sheet Activities, Derivatives and Hedging

Accounting for Derivative Instruments and Hedging Activities

     The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contractual or notional amount of all derivative instruments as of September 30, 2003 and December 31, 2002.

	September 30,		December 31,
	2003		2002

		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading

		(in Thousands)
Forward and futures contracts	$615,334	$—	$347,074	$—
Interest rate swap agreements:
Pay fixed versus receive float	1,468,499	—	1,100,887	—
Receive fixed versus pay float	1,545,255	1,815,174	1,040,100	903,580
Floors and caps written	22,544	—	144,923	—
Floors and caps purchased	40,000	—	146,546	1,000,000

     The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both September 30, 2003 and December 31, 2002. These derivative positions are primarily executed in the over-the-counter market.

	September 30, 2003		December 31, 2002

	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value

	(in Thousands)
Cash Flow Hedges:
Interest rate swap agreements	$1,014,974	$1,971	$23,380	$(893)
Floors and caps purchased	—	—	1,000,000	9,366
Fair Value Hedges:
Interest rate swap agreements	800,200	87,446	880,200	104,411

Interest-Rate Risk

     The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Fair-Value Hedges

     The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains and losses, as a result of hedge ineffectiveness, recognized for the three and nine months ended September 30, 2003 and 2002. The Company recognized a decrease to interest expense of $11.2 million and $10.4 million for the three months ended September 30, 2003 and 2002 respectively, and $34.5 million and $26.2 million for the nine months ended September 30, 2003 and 2002, respectively, related to interest rate swaps accounted for as fair value hedges. At September 30, 2003, the fair value hedges had a carrying value of $87.4 million and a weighted average remaining term of 3.4 years.

Cash-Flow Hedges

     The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no cash flow hedging gains and losses recognized for the three and nine month periods ended September 30, 2003 and 2002, resulting from hedge ineffectiveness. During the fourth quarter 2002, the Company terminated interest rate swaps that were hedging floating rate commercial loans. At September 30, 2003, a deferred gain from this termination was included in other comprehensive income and $15.0 million will be amortized into income over the next eight months as the related loan interest income is recognized. As of September 30, 2003, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. The Company recognized additional interest income of $10.7 million and $16.2 million related to interest rate swaps and floors accounted for as cash flow hedges for the three months ended September 30, 2003 and 2002, respectively, and $42.6 million and $49.9 million for the nine months ended September 30, 2003 and 2002, respectively. Deferred net gains of $2.0 million on derivative instruments not terminated are recorded in other comprehensive income at September 30, 2003. Based on the current interest rate environment these gains are expected to be reclassified to interest income over the next twelve months as net settlements occur.

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

     At September 30, 2003, all securities held by Sunbelt were AAA/Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. Approximately 99 percent of the securities held by Sunbelt at September 30, 2003 were variable rate. Sunbelt’s total assets, which approximated market value, were $895 million at September 30, 2003 and $1.1 billion at December 31, 2002, respectively. The Company realized fee income of $1.7 million and $2.2 million for the three months ended September 30, 2003 and 2002, respectively, and $6.3 million and $6.0 million for the nine months ended September 30, 2003 and 2002, respectively, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At September 30, 2003 and December 31, 2002, receivables from Sunbelt were $3.0 million and $2.7 million, respectively. There were no outstanding payables to Sunbelt at either September 30, 2003 or December 31, 2002. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of September 30, 2003.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

     There is currently a proposed amendment to SFAS 140, which could result in Sunbelt no longer qualifying as a QSPE. If this amendment is finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company would not have a significant impact on the regulatory capital ratios, as the Company would continue to exceed the minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 12 - Recently Issued Accounting Standards.

NOTE 9 – Shareholders’ Equity

     During the third quarter of 2001, the Company announced that its board of directors authorized a share repurchase program allowing for the purchase of up to five percent, or approximately 6.4 million shares, of the Company’s outstanding common stock. In May 2003, the entire 6.4 million shares had been repurchased at a cost of $190 million. In January and August 2003, the Company announced that its board of directors authorized additional share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through September 30, 2003, 3.0 million shares had been repurchased under the 2003 plans at a cost of $106 million. Approximately 2.2 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At September 30, 2003, approximately 7.4 million shares remained available for repurchase under the 2003 plans. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions, and other factors.

     In February 2003, the Company increased its quarterly dividend 12 percent to $0.28 per common share, from $0.25 per common share in 2002.

     At September 30, 2003, accumulated other comprehensive income included $10.8 million from the effective portion of cash flow hedges and $41.8 million of net unrealized gains on investment securities available for sale. At December 31, 2002, accumulated other comprehensive income reflected $34.4 million associated with the effective portion of cash flow hedges and $101.7 million of net unrealized gains on investment securities available for sale.

NOTE 10 – Goodwill and Other Acquired Intangible Assets

     At September 30, 2003, the Company had three reporting segments with goodwill, which include Corporate Banking with $193.3 million, Retail Banking with $95.6 million, and Asset Management with $7.2 million. During the nine months ended September 30, 2003, goodwill increased $12.5 million and $87,000 within the Corporate Banking reporting segment and the Asset Management reporting segment, respectively, due to acquisition activity, while the Retail reporting segment goodwill decreased $327,000 due to a divestiture.

     Each reporting segment was tested for impairment in the third quarter of 2003 and 2002. The fair value of the reporting segments were estimated using the expected present value of future cash flows. This cash flow approach indicated no goodwill impairment at both test dates.

     Acquired intangible assets as of September 30, 2003 are detailed in the following table.

	As of September 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

		(in Thousands)
Nonamortizing goodwill	$349,848	$(53,733)	$296,115

Amortizing intangible assets:
Core deposit intangibles	$76,409	$(59,634)	$16,775
Other customer intangibles	36,008	(8,447)	27,561

Total amortizing intangible assets	$112,417	$(68,081)	$44,336

     The Company recognized $1.8 million and $2.4 million in amortization expense on acquired intangible assets for the three months ended September 30, 2003 and 2002, respectively, and $5.5 million and $6.8 million for the nine months ended September 30, 2003 and 2002, respectively. Aggregate amortization expense for the years ending December 31, 2003 through December 31, 2007 are estimated to be $7.3 million, $6.3 million, $5.3 million, $4.0 million, and $3.2 million, respectively.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 11 – Commitments and Contingencies

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

     The following represent the Company’s commitments to extend credit and standby letters of credit as of September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

	(in Thousands)
Commitments to extend credit	$9,775,409	$8,705,665
Standby and commercial letters of credit	338,126	296,282

     In the ordinary course of business, the Company has entered into indemnification agreements covering claims and potential legal proceedings against its directors and officers and the Company has entered into similar but time limited agreements with respect to the directors and officers of acquired entities. The Company also issues standard representation warranties in underwriting agreements, merger and acquisition agreements, brokerage activities, and other similar arrangements. The counterparties to many of these indemnifications provide similar indemnifications to the Company.

NOTE 12 – Recently Issued Accounting Standards

Accounting for Costs Associated with Exit or Disposal Activities

     On July 31, 2002, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on the results of future operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 were effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement were effective on a prospective basis for guarantees that were issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The initial adoption of this standard did not have an impact on the financial condition or the results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on the results of future operations.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Consolidation of Variable Interest Entities

     On January 15, 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, on October 9, 2003, the FASB issued FASB Staff Position (“FSP”) 46-6, which deferred the effective date of FIN 46 until the first interim or annual period ending after December 15, 2003. FIN 46 does not apply to securitization structures that are qualified special purpose entities (“QSPE”) as defined within SFAS No. 140. Compass’ securitization structures, as of September 30, 2003, meet QSPE standards, and therefore, will not be affected by adoption of FIN 46.

     Additionally, in June 2003, the FASB issued a proposed amendment to SFAS 140, which would amend the requirements for QSPE status. Sunbelt would no longer meet QSPE requirements if the proposed amendment is finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue off-balance sheet treatment.

Accounting and Reporting for Derivative Instruments

     On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are effective for fiscal quarters beginning after June 15, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on the results of future operations.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

     On May 30, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for fiscal periods beginning after June 15, 2003. However, on November 7, 2003, FASB issued FASB Staff Position (“FSP”) FAS 150-3, which deferred the effective date for portions of FAS 150 indefinitely. Management does not believe the provisions of this standard, neither the effective or deferred portions, will have a material impact on the results of future operations.

Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Forward-Looking Information

     This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Company’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statement are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These forward-looking statements involve risks and uncertainties including, but not limited to: regional and local economic conditions; regulatory actions; capital markets volatility; the level of interest rates and effects of such interest rates on derivatives contracts; changes in laws and regulations relating to financial services and significant changes in accounting, tax or regulatory practices or requirements; the growth and credit performance of the loan portfolios; competition for our customers form other financial service providers; the dividend capabilities of subsidiaries; and the resolution of legal proceedings and related matters. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company disclaims any obligation to update any such forward-looking statements.

Overview

     The Company had net income of $86.6 million for the third quarter of 2003, an eight percent increase over the $80.0 million earned during the third quarter of 2002. For the same time period, diluted earnings per share increased 11 percent to $0.68 from $0.61 in the prior year.

     For the first nine months of 2003, net income increased nine percent to $255.7 million compared to $234.7 million for the same period last year. Diluted earnings per share for the first nine months of 2003 increased 11 percent to $2.00 from $1.80 in the first nine months of 2002.

     The Company operates 367 full-service banking centers including 132 in Texas, 89 in Alabama, 68 in Arizona, 42 in Florida, 26 in Colorado, and 10 in New Mexico.

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

     Net interest income for the three months ended September 30, 2003, decreased $633 thousand from the same period last year to $231.2 million, interest income decreased $32.4 million, and interest expense decreased $31.7 million. The decrease in interest income was due to a 111 basis point decrease in the average yield on earning assets from 6.49 percent to 5.38 percent, partially offset by an increase in average earning assets of $2.0 billion, or 9 percent. The increase in average earning assets from the third quarter of 2002 was primarily the result of a $1.1 billion increase in loans and an increase of $869.7 million in investment securities, including both investment securities available for sale and investment securities held to maturity. Average loans increased due to continued loan demand, especially home equity lines, commercial real estate mortgage loans, and consumer indirect loans. The increase in average investment securities, including both investment securities available for sale and investment securities held to maturity, was primarily due to the Company reinvesting cash flows into investment securities available for sale in the previous quarter. During the third quarter, the Company transferred approximately $2.8 billion of investment securities available for sale to investment securities held to maturity, a substantial portion of which were from prior loan securitizations. The 27 percent decrease in interest expense from the prior year quarter was primarily the result of a 84 basis point decrease in the rate paid on interest bearing liabilities, offset partially by an increase in average interest bearing liabilities of $1.2 billion. The increase in average interest bearing liabilities was primarily the result of a $1.6 billion increase in fed funds purchased, offset by a $554.2 million decrease in certificates of deposit.

     For the first nine months of 2003, net interest income decreased $12.9 million from the same period last year to $683.7 million, interest income decreased $89.3 million, and interest expense decreased $76.4 million. The decrease in interest income was due to a 90 basis point decrease in the average yield from earning assets from 6.63 percent to 5.73 percent, offset partially by an increase in average earning assets of $1.3 billion, or 6 percent. The increase in average earning assets from the first nine months of 2002 was primarily the result of a $1.8 billion increase in average loans, offset partially by a decrease of $583.8 million in average investment securities, including both investment securities available for sale and investment securities held to maturity. The 21 percent decrease in interest expense over the first nine months of the prior year was the result of a 64 basis point decrease in the rate paid on interest bearing liabilities offset partially by a $588.3 million increase in average interest bearing liabilities.

     Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin decreased to 3.92 percent for the third quarter of 2003, compared to 4.30 percent for the third quarter of 2002. For the nine months ended September 30, 2003, net interest margin decreased from 4.39 percent in the prior year to 4.07 percent. These decreases resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. During the third quarter of 2003, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 37 basis points as compared to a 49 basis point positive impact for the third quarter of 2002. For the nine months ended September 30, 2003, the Company’s use of interest rate contracts increased the Company’s net interest margin by 46 basis points as compared to a 48 basis point positive impact for the first nine months of 2002. The contribution to net interest margin from interest rate contracts will decrease as these contracts mature.

     The following table presents the actual and projected impact of the Company’s derivatives held for hedging purposes on net interest margin by quarter for fiscal years 2003 and 2004. The derivatives are both cash flow hedges and fair value hedges, including terminated cash flow hedges. The table assumes interest rates remain at September 30, 2003 levels.

	For the Quarter Ending

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
	Actual	Actual	Actual	Projected*	Total

Hedging derivatives positive impact to net interest margin	$29,148	$26,034	$21,917	$21,527	$98,626

	For the Quarter Ending

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	Total
	Projected*	Projected*	Projected*	Projected*	Projected*

Hedging derivatives positive impact to net interest margin	$16,938	$13,009	$12,549	$11,962	$54,458

* Projected impact based on September 30, 2003 interest rates.

     Derivative instruments are subject to market risk. While the Company does have trading derivatives to facilitate customer transactions, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date, and the receive fixed coupon rate for derivative instruments used for hedging activities as of September 30, 2003. The maturity date used in the table below is the first call date, when applicable. See Note 8 – Off-Balance Sheet Activities, Derivatives and Hedging for further information about the Company’s use of derivatives and the fair value of those instruments.

	October 1, 2003
	through	For the Year Ended December 31,
	December 31,
	2003	2004	2005	2006	Thereafter

	(in Thousands)
Non-trading interest rate contracts
Cash Flow Hedges
Notional maturity	$—	$—	$514,974 (1)	$500,000	$—
Weighted average coupon received on maturities	—%	—%	2.61%	2.10%	—%
Weighted average time to maturity (months)	—	—	22	32	—
Fair Value Hedges
Notional maturity	$45,000	$170,000	$—	$—	$585,200
Weighted average coupon received on maturities	5.66%	5.70%	—%	—%	7.52%
Weighted average time to maturity (months)	1	9	—	—	54

(1)	Represents $300 million of notional and $200 million of notional forward starting swaps that will be effective in February and August 2004, respectively.

     The notional amounts shown in the table above should be viewed in the context of the Company’s overall interest rate risk management activities to assess the impact on net interest margin. As is the case with cash securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the derivative instruments on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels.

     The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 2003, as compared to the comparable periods of 2002 (in thousands):

	Three Months Ended
	September 30, 2003

	Change
	2002	Attributed to
	To
	2003	Volume	Rate	Mix

Interest income:
Federal funds sold and securities purchased under agreements to resell	$(23)	$31	$(43)	$(11)
Trading account securities	(69)	(37)	(39)	7
Investment securities available for sale	(19,828)	(6,575)	(14,529)	1,276
Investment securities held to maturity	15,899	19,027	(1,075)	(2,053)
Loans	(28,338)	19,621	(44,653)	(3,306)

Increase (decrease) in interest income	$(32,359)	$32,067	$(60,339)	$(4,087)

Interest expense:
Deposits	$(25,771)	$(5,060)	$(21,400)	$689
Federal funds purchased and securities sold under agreements to repurchase	449	6,552	(3,359)	(2,744)
Other short-term borrowings	(273)	(90)	(221)	38
FHLB and other borrowings*	(6,131)	(380)	(5,797)	46

Increase (decrease) in interest expense	$(31,726)	$1,022	$(30,777)	$(1,971)

	Nine Months Ended
	September 30, 2003

	Change
	2002	Attributed to
	To
	2003	Volume	Rate	Mix

Interest income:
Federal funds sold and securities purchased under agreements to resell	$(41)	$78	$(98)	$(21)
Trading account securities	(299)	(189)	(151)	41
Investment securities available for sale	(60,770)	(32,593)	(32,536)	4,359
Investment securities held to maturity	1,330	7,964	(5,404)	(1,230)
Loans	(29,510)	96,178	(111,789)	(13,899)

Increase (decrease) in interest income	$(89,290)	$71,438	$(149,978)	$(10,750)

Interest expense:
Deposits	$(59,690)	$(3,248)	$(55,647)	$(795)
Federal funds purchased and securities sold under agreements to repurchase	(10,889)	924	(11,472)	(341)
Other short-term borrowings	(1,418)	(648)	(1,096)	326
FHLB and other borrowings*	(4,432)	10,351	(13,734)	(1,049)

Increase (decrease) in interest expense	$(76,429)	$7,379	$(81,949)	$(1,859)

* Includes Capital Securities and Preferred Stock.

Noninterest Income and Noninterest Expense

     During the third quarter of 2003, noninterest income increased $18.8 million, or 16 percent, to $134.0 million, compared to the third quarter of 2002. The increase in noninterest income is directly attributable to increases in most of the fee-based businesses of the Company, including a $14.2 million increase in service charges on deposit accounts, a $3.5 million increase in insurance commissions, and a $1.8 million increase in credit card service charges and fees. Noninterest income for the first nine months of 2003, as compared to the same time period in 2002, increased $69.0 million, or 22 percent, to $389.1 million due to a $36.0 million increase in service charges on deposit accounts, a $19.2 million increase in insurance commissions, and a $7.4 million increase in credit card service charges and fees. The increases in service charges on deposit accounts were primarily due to increases in noninterest bearing demand deposit accounts and increased fees from cash management services, while the increases in credit card service charges and fees was due to increased volume of activity in credit card and debit card business. The increase in insurance commissions is due to continued expansion of the property and casualty line of business throughout the Company’s franchise primarily through acquisitions.

     During the second quarter of 2003, Visa U.S.A. Inc. (“Visa”) agreed to settle a class-action antitrust lawsuit that was brought against it by Wal-Mart and other retailers. Under the terms of the settlement, beginning August 1, 2003, Visa has agreed to pay a total of $2 billion, over a 10-year period, to retailers who claim to have been harmed by its actions and to lower the fees it charges retailers for off-line signature-verified debit card services. Also, effective January 1, 2004, the settlement would permit retailers who accept Visa cards to reject payment from consumers signing for purchases using their debit card. The Company is not a party to any litigation by third parties against Visa. However, the settlement affects the Company as a Visa debit card issuer. The Company is considering various strategies that could mitigate the impact of the reduction in debit card interchange rates, which has reduced debit card income by approximately $1 million per month since August and should continue to reduce debit card income $1 million per month for the remainder of 2003. However, this estimate is subject to change once management completes its evaluation of alternative actions that may be available to it in response to the settlement, and has had the opportunity to observe any changes in the marketplace for card services that occur in response to the settlement. The Company is continuing to assess the impact on periods beyond 2003.

     Noninterest expense, for the quarter ended September 30, 2003, increased $13.1 million, or 7 percent, to $202.7 million over the third quarter of 2002. For the first nine months of 2003, noninterest expense increased $36.5 million, or 7 percent, to $594.3 million, over the same time period in 2002. The majority of the increases, for both the three and nine month periods, were in salaries, benefits and commissions, equipment expense, net occupancy expense, and communications. A substantial portion of the increases in these items are due to an increase in compensation resulting from the growth in fee income and an increase in full-time equivalent employees. Full-time equivalent employees were 7,626 at September 30, 2003 compared to 7,066 at September 30, 2002. Other noninterest expense, for both the three and nine months periods, decreased due to higher than average other real estate expenses in the prior year.

Income Taxes

     The increase in income tax expense for the three and nine month periods ended September 30, 2003, as compared to the same periods in 2002, is directly attributable to the increase in pretax income.

Provision and Allowance for Loan Losses

     The provision for loan losses for the three and nine months ended September 30, 2003, decreased $4.3 million and $11.7 million from the same periods in 2002, respectively. The allowance for loan losses and the resulting provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming, and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and existing economic conditions. The allowance for loan losses at September 30, 2003 was $240.0 million. The ratio of the allowance for loan losses to loans outstanding was 1.41 percent at September 30, 2003 and December 31, 2002. Management believes that the allowance for loan losses at September 30, 2003 is adequate.

Nonperforming Assets and Past Due Loans

     Stated as a percentage of total loans and other real estate owned, nonperforming assets at September 30, 2003, were 0.55 percent, compared to 0.60 percent at December 31, 2002. At September 30, 2003, the allowance for loan losses as a percentage of nonperforming loans was 354 percent, compared to 285 percent at December 31, 2002. The allowance for loan losses as a percentage of nonperforming assets was 235 percent at December 31, 2002, compared to 256 percent at September 30, 2003.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, and other real estate, totaled $93.6 million at September 30, 2003, compared to $99.0 million at December 31, 2002. The decrease in nonperforming assets was primarily attributable to a decrease in nonaccrual loans, offset in part by an increase in other real estate loans.

Loans past due ninety days or more but still accruing interest were $22.8 million at September 30, 2003 compared to $16.9 million at December 31, 2002.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2003	2002

Allowance for Loan Losses
Balance at beginning of period	$232,830	$191,393
Add: Provision charged to income	88,042	99,705
Deduct: Allowance for loans sold / securitized	2,942	—
Loans charged off	92,757	80,475
Loan recoveries	14,798	11,324

Net charge-offs	77,959	69,151

Balance at end of period	$239,971	$221,947

Net charge-offs as a percentage of average loans (annualized)	0.63%	0.63%

	September 30, 2003	December 31, 2002

Nonperforming Assets
Nonaccrual loans	$67,597	$81,671
Renegotiated loans	179	38

Total nonperforming loans	67,776	81,709
Other real estate	25,835	17,300

Total nonperforming assets	$93,611	$99,009

Accruing loans ninety days or more past due	$22,825	$16,907
Other repossessed assets	247	187
Allowance as a percentage of loans	1.41%	1.41%
Total nonperforming loans as a percentage of loans	0.40	0.50
Total nonperforming assets as a percentage of loans and ORE	0.55	0.60
Accruing loans ninety days or more past due as a percentage of loans	0.13	0.10
Allowance for loan losses as a percentage of nonperforming loans	354.06	284.95
Allowance for loan losses as a percentage of nonperforming assets	256.35	235.16

Financial Condition

Overview

     Total assets at September 30, 2003 were $26.2 billion, up from $23.9 billion at December 31, 2002. The increase in assets was due primarily to the purchase of investment securities and internal loan growth.

Assets and Funding

     At September 30, 2003, earning assets totaled $24.0 billion, an increase of $2.2 billion from the $21.8 billion in earning assets at December 31, 2002. The mix of earning assets was changed slightly with total investment securities and loans comprising 29 percent and 71 percent, respectively, of total earning assets at September 30, 2003, while at December 31, 2002 total investment securities and loans were 24 percent and 76 percent, respectively, of earning assets. The asset mix shifted due to the Company reinvesting cash flows into investment securities combined with the home equity securitization the Company completed in the second quarter of 2003, which transferred $750 million from loans to investment securities. During the third quarter of 2003, the Company transferred approximately $2.8 billion of investment securities available for sale to investment securities held to maturity, a substantial portion of which were from prior loan securitizations. The Company has both the ability and intent to hold these securities until maturity. The $1.6 billion growth in investment securities, including investment securities held to maturity and investment securities available for sale, and the $546.2 million increase in loans was funded by a $2.5 billion increase in fed funds purchased and securities sold under agreements to repurchase.

Liquidity and Capital Resources

     Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At September 30, 2003, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $209 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities, and paydowns of investment securities and, to a lesser extent, sales of investment securities available for sale and trading account securities. Other short-term investments such as federal funds sold, securities purchased under agreements to resell, and maturing interest-bearing deposits with other banks, are additional sources of liquidity funding.

     The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

     A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings.

     The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong as the ratio of total shareholders’ equity to total assets at September 30, 2003 was 7.31 percent compared to 8.09 percent at December 31, 2002. The decrease in this ratio was primarily due to the Company repurchasing shares of its common stock since year end and a decrease in Accumulated Other Comprehensive Income.

     During the third quarter of 2001, the Company announced that its board of directors authorized a share repurchase program allowing for the purchase of up to five percent, or approximately 6.4 million shares, of the Company’s outstanding common stock. In May 2003, the entire 6.4 million shares had been repurchased at a cost of $190 million. In January and August 2003, the Company announced that its board of directors authorized additional share repurchase programs allowing for the purchase of another 5.0 and 3.3 percent, or approximately 6.3 million and 4.1 million, respectively, of the Company’s outstanding common stock. Through September 30, 2003, 3.0 million shares had been repurchased under the 2003 plans at a cost of $106 million. Approximately 2.2 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At September 30, 2003, approximately 7.4 million shares remained available for repurchase under the January and August 2003 plans. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors.

     In addition to the capital ratios mentioned above, banking industry regulators have defined minimum regulatory capital ratios that the Parent Company and the Subsidiary Banks are required to maintain. These regulatory capital guidelines take into consideration risk factors, as defined by the banking industry regulators, associated with various categories of assets, both on and off balance sheet. Under the guidelines, capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I Capital is defined as common shareholders’ equity, excluding the net unrealized holding gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments and disallowed credit-enhancing interest-only strips, plus perpetual preferred stock and the Capital Securities, subject to regulatory limitations, minus goodwill and other disallowed intangible assets. Other disallowed intangibles represent intangible assets, other than goodwill, recorded after February 19, 1992. Total Qualifying Capital is defined as Tier I Capital plus Tier II Capital components, which include such items as qualifying allowance for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt.

     Tier I Capital and Total Qualifying Capital as of September 30, 2003 exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at September 30, 2003 were 9.52 percent and 12.00 percent, respectively, compared to 9.60 percent and 12.49 percent at December 31, 2002. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments, disallowed credit-enhancing interest-only strips, period-end goodwill, and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 7.63 percent at September 30, 2003 and 7.97 percent at December 31, 2002. The Company’s tangible leverage ratio was 7.58 percent at September 30, 2003 compared to 7.93 percent at December 31, 2002.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

     The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described in the annual report on Form 10-K for the period ended December 31, 2002. Net interest income sensitivities over a one-year time horizon as of September 30, 2003 and December 31, 2002 are shown below.

		Percentage
		Increase/(Decrease)
		in Interest Income/
		Expense Given
		Immediate and
	Principal	Sustained Parallel
	Amount of Earning	Interest Rates Shifts
	Assets, Interest
	Bearing Liabilities	Down 50	Up 100
	and Swaps	Basis Points	Basis Points

	(In thousands)
	(Unaudited)
September 30, 2003:
Assets which reprice in:
One year or less	$10,993,844	(5.80)%	14.26%
Over one year	12,959,715	(3.64)	5.03

	23,953,559	(4.57)	8.98

Liabilities which reprice in:
One year or less	$15,500,096	(30.57)	77.13
Over one year	3,900,586	(0.73)	1.52

	$19,400,682	(13.90)	34.89

Total net interest income sensitivity		(0.95)%	(1.07)%
December 31, 2002:
Assets which reprice in:
One year or less	$10,646,982	(5.57)%	12.26%
Over one year	11,141,011	(1.33)	4.13

	$21,787,993	(3.23)	7.77

Liabilities which reprice in:
One year or less	$13,080,590	(23.08)	51.12
Over one year	4,624,597	(0.86)	1.74

	$17,705,187	(10.05)	22.15

Total net interest income sensitivity		(0.25)	1.50

     As shown in the table above, the Company moved from a position in which it benefited slightly from rising rates to one in which it was slightly adversely impacted by rising rates from December 31, 2002 to September 30, 2003. This is the result of asset growth being funded largely with overnight funding. Other contributing factors include a reduction in term deposits and the restructuring of several FHLB advances from fixed to floating rate. In the down 50 basis point scenario, the sensitivities to decreases in market rates of several deposit accounts were reduced. This negated the positive effect of the items mentioned previously.

     Given the low interest rate environment at September 30, 2003, the calculations above are based upon a decrease of 50 basis points in the yield curve rather than the 100 basis point decrease that has been used historically.

Item 4 – Controls and Procedures

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

     As of September 30, 2003, the Company’s management, with the participation of its Chairman and Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

     In the ordinary course of business, the Company is subject to legal proceedings which involve claims for substantial monetary relief. However, based upon the advice of legal counsel, management is of the opinion that any legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

(3) Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

(d)	Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(e)	Certificate of Amendment, dated November 8, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(f)	Certificate of Amendment, dated June 2, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

(4) Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(a)	Exhibits (continued)

(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(10) Material Contracts

(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(e)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(f)	Employment Agreement, dated April 15, 1997, between Compass Bancshares, Inc. and George M. Boltwood (incorporated by reference to Exhibit 10(f) to Compass Bancshares, Inc.’s March 31, 2003 Form 10-Q filed with the Commission)

(g)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(h)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(i)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(j)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(l)	Amendment to Employment Agreement, dated October 23, 2001, between Compass Bancshares, Inc. and George M. Boltwood (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s March 31, 2003 Form 10-Q filed with the Commission)

(m)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(n)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(a)	Exhibits (continued)

(o)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(p)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(q)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(r)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001(incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(s)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission)

(t)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer

(32.1)	Certification Pursuant 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(32.2)	Certification Pursuant 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

(a) Reports on Form 8-K

     On July 16, 2003, the Company filed a Form 8-K in which it furnished a press release announcing its financial results for the three and six-month periods ended June 30, 2003. A copy of this press release, dated July 16, 2003, was attached as an exhibit to the Form 8-K.

     On August 20, 2003, the Company filed a Form 8-K in which it announced that the board of directors had authorized a share repurchase program allowing for the purchase of 3.3 percent of common stock. A copy of the press release, dated August 20, 2003, was attached as an exhibit to the Form 8-K.

     On October 17, 2003, the Company filed a Form 8-K in which it furnished a press release announcing its financial results for the three and nine-month periods ended September 30, 2003. A copy of this press release, dated October 17, 2003, was attached as an exhibit to the Form 8-K.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2003	By:	/s/ GARRETT R. HEGEL

Date		Garrett R. Hegel
Chief Financial Officer