Form 10-K
period 2003-12-31
COMPASS BANCSHARES INC
filed 2004-03-12
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003	Commission File No. 0-6032

Compass Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2):  YES ☑  No ☐

As of June 30, 2003, the aggregate market value of voting and non-voting common equity held by non-affiliates was $4,168,611,025.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2004

Common Stock, $2 Par Value	122,186,798
Documents Incorporated by Reference	Part of 10-K in which incorporated

Proxy Statement for 2003 annual meeting except for information referred to in Item 402(a)(8) of Regulation S-K	Part III

The number of pages of this report is 99.

COMPASS BANCSHARES, INC.

TABLES OF CONTENTS

FORM 10-K

DECEMBER 31, 2003

PART I

ITEM 1 — BUSINESS

      The term “Company” is used throughout this Annual Report on Form 10-K to refer to Compass Bancshares, Inc. and its subsidiaries. The term “Parent Company” is used to refer to Compass Bancshares, Inc. wherever a distinction between Compass Bancshares, Inc. and its subsidiaries aids in the understanding of this Annual Report on Form 10-K.

General Development of the Company

      The Company is a financial services company with its principal place of business in Birmingham, Alabama. The Parent Company was organized in 1970 as “Central Bancshares of the South, Inc.” The Company has two bank subsidiaries. The Company’s principal bank subsidiary is Compass Bank (“Compass Bank”), an Alabama banking corporation headquartered in Birmingham, Alabama. Compass Bank currently operates in Alabama, Arizona, Texas, Colorado, Florida and New Mexico. The Company’s other bank subsidiary is Central Bank of the South (“Central Bank of the South”), an Alabama banking corporation headquartered in Anniston, Alabama. Central Bank of the South has limited activities. The bank subsidiaries of the company are referred to collectively as the “Subsidiary Banks.”

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

Subsidiary Banks

      Compass Bank conducts a general commercial banking and trust business at 376 banking centers, including 136 in Texas, 89 in Alabama, 71 in Arizona, 42 in Florida, 28 in Colorado, and 10 in New Mexico. In addition, Compass Bank operates loan production offices in Georgia and Maryland. Compass Bank performs banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposits, making personal and commercial loans and furnishing personal and commercial checking accounts. Compass Bank, through its Wealth Management segment and wholly owned subsidiary St. Johns Investment Management Company, offers its customers a variety of fiduciary services, including portfolio management and administration and investment services to estates, trusts and employee benefit plans. Compass Bank, through its wholly owned subsidiaries, Texas Insurance Agency, Inc., Olson & Olson, Ltd., Mueller & Associates, Inc., Apogee Holdings, Inc. and Compass Bancshares Insurance, Inc., makes available to its customers and others, as agent for a variety of insurance companies, term life insurance, fixed-rate annuities, property and casualty insurance and other insurance products. Compass Bank, through its wholly owned subsidiaries Compass Mortgage Corporation and Arizona Financial Products, Inc., also provides loans and related products to consumers and investor advisory services to Compass Bank and others.

      Compass Bank provides correspondent banking services, including educational seminars and operational and investment services, to approximately 750 financial institutions located throughout the United States. Through the Correspondent and Investment Services Division, Compass Bank distributes or makes available a variety of investment services and products to institutional and individual investors, including institutional sales, bond accounting, safekeeping and interest rate risk analysis services. Through its wholly owned subsidiary Compass Brokerage, Inc., Compass Bank also provides discount brokerage services, mutual funds and variable annuities to individuals and businesses. Compass Bank provides lease financing services to individuals and businesses, through its wholly owned subsidiary Compass Financial Corporation.

Nonbanking Subsidiaries

      The Parent Company, through wholly owned subsidiaries, Horizons Insurance Group, Inc., Maxson-Mahoney-Turner, Inc. and Schaefer-Smith-Ankeney Insurance Agency, Inc., is engaged in providing insurance products to its customers. The Company may subsequently engage in other activities permissible for registered financial services companies when suitable opportunities arise.

Lines of Business

      The Company is currently organized along lines of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics, through various products and services. The Company’s primary operating segments are Corporate Banking, Retail Banking, Wealth Management and Treasury.

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

      The Retail Banking segment serves the Company’s consumer customers through its 376 full-service banking centers and through the use of alternative delivery channels such as personal computer banking, the internet and telephone banking. The Retail Banking segment provides individuals with a broad array of products and services, including home mortgages, credit cards, deposit accounts, mutual funds and discount brokerage. In addition, Retail Banking serves the Company’s small business customers and is responsible for the Company’s indirect automobile portfolio.

      The Wealth Management segment provides specialized investment portfolio management, traditional credit products, financial counseling and customized services to the Company’s private clients and foundations as well as investment management and retirement services to companies and their employees. The Wealth Management segment is also the discretionary investment manager of Expedition Funds®, the Company’s family of proprietary mutual funds.

      The Treasury segment’s primary function is to manage the investment securities portfolio, certain residential real estate loans, public entity deposits and the liquidity and funding positions of the Company.

      For financial information regarding the Company’s segments, which are presented by line of business, as of and for the years ended December 31, 2003, 2002 and 2001, see Note 19, Segment Information, in the Notes to Consolidated Financial Statements.

Business Combinations and Divestitures

      The Company may seek to combine with or acquire other financial services companies, banks and banking offices should suitable opportunities arise. Discussions are held from time to time with institutions about their possible affiliation with the Company. It is impossible to predict accurately whether any discussions will lead to agreement. Any bid or proposal for the combination of additional banks is subject to approval by appropriate regulatory authorities. Refer to “Supervision and Regulation” below for a discussion of certain aspects of the regulatory environment in which the Company operates. Since 1987, the Company has combined with approximately 50 financial institutions, six insurance agencies, an investment advisory firm and engaged in numerous asset and deposit purchase and sale transactions.

Business Combinations

      On July 2, 2003, the Company completed the acquisition of Apogee Holdings, Inc. (“Apogee”), a Houston, Texas based compensation and benefits consulting company. Apogee specializes in providing health and welfare plans, qualified retirement plan services, executive benefits and compensation consulting to corporate clients, as well as personal wealth transfer planning to high net worth individuals. The transaction was accounted for under the purchase method of accounting.

      On March 10, 2003, the Company completed the acquisition of Maxson-Mahoney-Turner, Inc. (“MM&T”), a Dallas, Texas based full-line general insurance brokerage firm. MM&T has annual revenues of approximately $5 million and services commercial and retail customers in the Dallas/ Ft. Worth metroplex and the southwestern United States. MM&T specializes in providing property and casualty insurance, personal insurance, employee benefit plans and surety products. The transaction was accounted for under the purchase method of accounting.

      On March 3, 2003, the Company completed the acquisition of Mueller & Associates, Inc. (“Mueller”), a Tucson, Arizona based full-line general insurance brokerage firm. Mueller has annual revenues of approximately $4 million and services commercial and retail customers in Tucson and throughout the state of Arizona. Mueller specializes in providing property and casualty insurance, personal insurance, life insurance and surety products. The transaction was accounted for under the purchase method of accounting.

      On December 2, 2002, the Company completed the acquisition of St. Johns Investment Management Company (“St. Johns”), a Jacksonville, Florida based investment advisory firm with approximately $250 million in assets under management. Founded in 1984, St. Johns specializes in providing comprehensive wealth management for high net worth individuals, families, not-for-profit organizations, trusts, 401(k) plans, retirement and pension plans, corporations, endowments and foundations. The transaction was accounted for under the purchase method of accounting.

      On July 10, 2002, the Company completed the acquisition of Schaefer-Smith-Ankeney Insurance Agency, Inc. (“Schaefer-Smith-Ankeney”), a Phoenix, Arizona based full-line general insurance brokerage firm. Schaefer-Smith-Ankeney has annual revenues in excess of $17 million. The transaction was accounted for under the purchase method of accounting.

      On May 30, 2002, the Company completed the acquisition of Olson & Olson, Ltd. (“Olson & Olson”), a Denver, Colorado based full-line general insurance brokerage firm. Olson & Olson has annual revenues of approximately $4 million and services commercial and retail customers in the Denver metropolitan area. Olson & Olson specializes in providing property and casualty insurance, personal insurance, employee benefit plans and surety products. The transaction was accounted for under the purchase method of accounting.

      On January 4, 2002, the Company completed the acquisition of Horizons Insurance Group, Inc. (“Horizons”), a Dallas, Texas based full-line general insurance brokerage firm with annual revenues of more than $4 million. Horizons services commercial and retail customers in the Dallas/ Fort Worth metroplex and the southwestern United States. Horizons specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and individuals. The transaction was accounted for under the purchase method of accounting.

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

      Several of the acquisition agreements, related to the insurance agencies and the investment advisory firm, include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals, for a period of typically three years. At December 31, 2003, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $22.7 million, primarily in the form of stock.

Divestitures

      During 2003, the Company completed the sale of two non-strategic banking centers in Nebraska. A gain of $2.1 million was realized on the sale and is included in other income on the Consolidated Statements of Income for the year ended December 31, 2003.

Competition

      The Company encounters intense competition in its businesses, generally from other banks located in Alabama, Arizona, Colorado, Florida, New Mexico, Texas and adjoining states. The Company competes for interest bearing funds with other banks, mutual funds and many non-bank issuers of commercial paper and other securities. In most of the markets served by the Company, it encounters intense competition from other financial institutions, many of which are substantially larger in terms of assets and deposits. Competition for the correspondent banking and securities sales business also exists from commercial and investment banks and brokerage firms. In the case of larger customers, competition exists with financial institutions in major metropolitan areas in the United States, many of which are larger in terms of capital, resources and personnel. Increasingly, in the conduct of certain aspects of its businesses, the Company competes with finance companies, savings and loan associations, credit unions, mutual funds, factors, insurance companies and similar financial institutions.

      There is significant competition among financial services companies in most of the markets served by the Company. The Company believes that intense competition for banking business among bank holding companies with operations in Alabama, Arizona, Colorado, Florida, New Mexico and Texas will continue. During 2004, the competition may further intensify if additional financial services companies enter these states through the acquisition of local financial institutions.

Employees

      At December 31, 2003, the Company had approximately 7,700 full-time equivalent employees.

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

      The GLB Act was enacted on November 12, 1999. The GLB Act permits bank holding companies meeting certain management, capital and community reinvestment standards to engage in a substantially broader range of non-banking activities than were permitted previously, including insurance underwriting and merchant banking activities. The Company has certified that it meets these criteria. The GLB Act repealed sections 20 and 32 of the Glass Steagall Act, permitting affiliations of banks with securities firms and registered investment companies. The GLB Act permits banks to be under common control with securities firms, insurance companies, investment companies and other financial interests if these companies are subsidiaries of a FHC. Some of these affiliations are also permissible for bank subsidiaries. The GLB Act gives the Federal Reserve broad authority to regulate FHCs, but provides for functional regulation of subsidiary activities by the Securities and Exchange Commission, the Federal Trade Commission, state insurance and securities authorities and similar regulatory agencies.

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

      The Company continues to be regulated by the BHC Act which requires a FHC to obtain the prior approval of the Federal Reserve before it may acquire substantially all the assets of any bank or ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of any such bank. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) facilitates branching and the establishment of agency relationships across state lines and permits bank holding companies to acquire banks located in any state without regard to whether the transaction is prohibited under any state law, subject to certain state provisions, including the establishment by states of a minimum age of their local banks subject to interstate acquisition by out-of-state companies. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years.

      The states of Alabama, Arizona, Colorado, Florida, New Mexico and Texas, where the Company currently operates banking centers, each have laws relating specifically to acquisitions of banks, bank holding companies and other types of financial institutions in those states by financial institutions that are based in, and not based in, those states. The laws of each of these states currently permit out-of-state bank holding companies to acquire banks in Alabama, Arizona, Colorado, Florida, New Mexico and Texas, regardless of where the acquiror is based, subject to the satisfaction of various provisions of state law, including the requirement that the bank to be acquired has been in existence at least five years in Alabama, Arizona, Colorado, New Mexico and Texas and three years in Florida.

      The Federal Reserve Act generally imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve and other affiliates (which includes any holding company of which a bank is a subsidiary and any other non-bank subsidiary of such holding company). Banks that are not members of the Federal Reserve are also subject to these limitations. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or the furnishing of services.

      In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was enacted. This act recapitalized the Bank Insurance Fund (“BIF”), of which the Subsidiary Banks are members, and the Savings Association Insurance Fund (“SAIF”), which insures certain of the Subsidiary Banks’ deposits; substantially revised statutory provisions, including capital standards; restricted certain powers of state banks; gave regulators the authority to limit officer and director compensation; and required holding companies to guarantee the capital compliance of their banks in certain instances. Among other things, FDICIA requires the federal banking agencies to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized,” as defined by regulations adopted by the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to the greater of 2 percent of total tangible assets or 65 percent of the minimum leverage ratio to be prescribed by regulation. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

      At December 31, 2003, the Subsidiary Banks were “well capitalized” and were not subject to any of the foregoing restrictions, including, without limitation, those relating to brokered deposits. The Subsidiary Banks do not rely upon brokered deposits as a primary source of deposit funding.

The Subsidiary Banks

      In general, federal and state banking laws and regulations govern all areas of the operations of the Subsidiary Banks, including reserves, loans, mortgages, capital, issuances of securities, payment of dividends and establishment of banking centers. Federal and state banking regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments may be deemed to constitute an unsafe and unsound practice. Federal and state banking agencies also have authority to impose penalties, initiate civil and administrative actions and take other steps to prevent banks from engaging in unsafe or unsound practices.

      Compass Bank, organized under the laws of the State of Alabama, is a member of the Federal Reserve. As such, it is supervised, regulated and regularly examined by the Alabama State Banking Department and the Federal Reserve. The Subsidiary Banks are also subject to the provisions of the Federal Deposit Insurance Act and to examination by and regulations of the FDIC.

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

Recent Legislation

USA Patriot Act

      On October 26, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). The USA Patriot Act is intended to allow the federal government to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among its provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti-money laundering program, (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The federal banking agencies have begun proposing and implementing regulations interpreting the USA Patriot Act. It is not anticipated that the USA Patriot Act will have a significant impact on the financial condition or results of operations of the Company.

ITEM 1 (CONTINUED) — STATISTICAL DISCLOSURE

Page(s)

Loan Portfolio	16
Selected Loan Maturity and Interest Rate Sensitivity	17
Managed Loan Portfolio	17
Investment Securities Held to Maturity and Available for Sale	19
Investment Securities Held to Maturity and Available for Sale Maturity Schedule	20
Trading Account Assets and Liabilities	21
Maturities of Time Deposits	22
Short-Term Borrowings	23
Contractual Obligations	24
Commitments	25
Net Interest Income Sensitivity	26
Return on Equity and Assets	28
Capital Ratios	29
Consolidated Average Balance Sheets and Rate/ Volume Variances	34 and 35
Summary of Loan Loss Experience	37
Allocation of Allowance for Loan Losses	38
Nonperforming Assets	39

ITEM 2 — PROPERTIES

      The Company owns or leases buildings that are used in the normal course of business. The principal executive office is owned by the Company and is located at 15 South 20th Street, Birmingham, Alabama, in a 289,000 square-foot office building. The Company owns or leases various other offices and facilities in Alabama, Arizona, Colorado, Florida, New Mexico and Texas. In addition, the Company owns a 306,000 square-foot administrative headquarters facility located in Birmingham, Alabama.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

Executive Officers of the Registrant

      The names, ages and positions held by the executive officers of the Company on December 31, 2003 are set forth in the following table. All of the persons listed are officers of Compass Bank and, where specifically indicated, are officers of Compass Bancshares, Inc.

			Elected to
Name	Position	Age	Officer Position

D. Paul Jones, Jr.	Chairman of the Board and Chief Executive Officer of Compass Bancshares, Inc.	61	1978
James D. Barri	Executive Vice President – Retail Banking	59	1997
George M. Boltwood	Senior Executive Vice President – Corporate Banking	54	1996
E. Lee Harris, Jr.	Executive Vice President – Human Resources	51	1994
Garrett R. Hegel	Chief Financial Officer of Compass Bancshares, Inc.	53	1990
William C. Helms	Executive Vice President – Wealth Management Group Prior to joining Compass, President of Investment Group for Trustmark Bank from 2002 to 2003; Executive Vice President of LJH Global Investments from 2001 to 2002; and Co-President of Private Banking for Bank of America from 1999 to 2001	52	2003
Clayton D. Pledger	Executive Vice President – Chief Information Officer	59	1998
Jerry W. Powell	General Counsel and Secretary of Compass Bancshares, Inc.	54	1981
G. Ray Stone	Senior Executive Vice President and Chief Credit Policy Officer of Compass Bancshares, Inc.	60	1991

      All of the above named Executive Officers, except William C. Helms, have been employed by the Company in their present position for more than five years.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

      The primary market for the Parent Company’s common stock is the National Association of Securities Dealers, Inc. Automated Quotation National Market System (the “NASDAQ”). The Parent Company’s common stock is quoted under the symbol of “CBSS.” The following table sets forth the high and low closing prices and the end-of-quarter closing price of the common stock of the Parent Company as reported through the NASDAQ and the dividends paid thereon during the periods indicated.

	High	Low	Close	Dividend

2003:
First Quarter	$32.18	$29.99	$31.27	$0.28
Second Quarter	37.37	31.72	34.73	0.28
Third Quarter	36.24	33.19	34.70	0.28
Fourth Quarter	39.59	35.32	39.35	0.28
2002:
First Quarter	$31.40	$27.48	$30.87	$0.25
Second Quarter	35.87	30.40	33.60	0.25
Third Quarter	33.88	28.37	29.49	0.25
Fourth Quarter	33.53	26.18	31.27	0.25

Dividends

      The Parent Company paid dividends of $139 million in 2003 and $128 million in 2002. The payment of dividends on the Parent Company’s common stock is subject to determination and declaration by the board of directors of the Parent Company. In making the determination whether and in what amount to declare dividends, the Parent Company’s board of directors considers a number of factors, including general economic conditions, regulatory limitations on the payment of dividends, the Company’s capital requirements, the results of operations and financial condition of the Company and tax considerations. There is no assurance that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue.

Holders

      As of January 31, 2004, there were approximately 5,500 shareholders of record of the Parent Company’s common stock.

Compensation Plan Information

      The following table presents information regarding the Company’s equity compensation plans at December 31, 2003:

Number of
	securities to be	Weighted-average	Number of securities remaining
	issued upon exercise	exercise price of	available for future issuance under
	of outstanding	outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities reflected
	and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Stock option plans(1)	8,028,490 (2)	$25.54	4,924,563
Stock purchase plans(3)	— (4)	— (4)	3,426,277
Equity compensation plans not approved by security holders	—	—	—

Total	8,028,490	$25.54	8,350,840

(1)	Includes the 1996 Long-Term Incentive Plan, the 1999 Omnibus Incentive Compensation Plan and the 2002 Incentive Compensation Plan

(2)	Amount includes 305,281 of restricted shares awarded

(3)	Includes the Compass Share Accumulation Plan, formerly known as the Compass ShareBuilder Plan

(4)	The number of shares that may be issued pursuant to Compass’ stock purchase plans during a given period and the purchase price of such shares cannot be determined in advance of such purchases

Recent Sales of Unregistered Securities

      None.

ITEM 6 — SELECTED FINANCIAL DATA

      The following table sets forth selected financial data for the last five years.

	2003	2002	2001	2000	1999

	(in Thousands Except Per Share Data)
Net interest income	$909,530	$924,855	$825,859	$718,512	$676,702
Provision for loan losses	119,681	136,331	106,241	65,578	35,201
Net income	341,868	314,399	270,397	241,623	228,968
Per share data:
Basic earnings	$2.74	$2.46	$2.13	$1.91	$1.84
Diluted earnings	2.69	2.42	2.11	1.90	1.82
Cash dividends declared	1.12	1.00	0.92	0.88	0.80
Balance sheet:
Average total equity	$1,937,330	$1,893,637	$1,656,544	$1,353,387	$1,253,070
Average assets	25,142,719	23,354,327	21,992,587	19,800,819	18,365,158
Period-end FHLB and other borrowings	4,827,814	4,900,132	3,837,450	2,585,185	2,608,223
Period-end total equity	1,871,883	1,931,502	1,715,641	1,510,004	1,254,929
Period-end assets	26,963,113	23,925,589	23,015,000	20,877,160	19,152,848

      The following is a summary of the results of operations for each quarter of 2003 and 2002.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in Thousands Except Per Share Data)
2003
Total interest income	$326,246	$317,674	$316,866	$316,501
Total interest expense	99,001	94,345	86,608	87,803
Net interest income	227,245	223,329	230,258	228,698
Provision for loan losses	29,779	27,909	30,354	31,639
Net interest income after provision for loan losses	197,466	195,420	199,904	197,059
Total noninterest income	123,107	131,973	134,012	137,092
Total noninterest expense	196,133	195,497	202,680	203,573
Income tax expense	42,355	44,848	44,679	44,400
Net income	82,085	87,048	86,557	86,178
Per common share:
Basic earnings	0.65	0.69	0.70	0.70
Diluted earnings	0.64	0.68	0.68	0.69
2002
Total interest income	$352,206	$348,171	$349,139	$337,407
Total interest expense	118,434	119,615	118,334	105,685
Net interest income	233,772	228,556	230,805	231,722
Provision for loan losses	30,320	34,779	34,606	36,626
Net interest income after provision for loan losses	203,452	193,777	196,199	195,096
Total noninterest income	94,970	109,913	115,224	120,956
Total noninterest expense	182,924	185,324	189,549	194,632
Income tax expense	39,290	39,913	41,865	41,691
Net income	76,208	78,453	80,009	79,729
Per common share:
Basic earnings	0.60	0.62	0.62	0.62
Diluted earnings	0.59	0.60	0.61	0.62

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the past three years. The discussion and analysis are intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K. Information prior to 2000 has been restated to reflect the FirsTier and Western Bancshares acquisitions accounted for using the pooling-of-interests accounting method. Financial institutions acquired by the Company during the past three years and accounted for as purchases and immaterial pooling-of-interests transactions are reflected in the financial position and results of operations of the Company since the date of their acquisition.

Forward-Looking Statements

      In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Without limiting the foregoing, the words “believe,” “anticipates,” “plan,” “expects” and similar expressions are intended to identify forward-looking statements.

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

Critical Accounting Policies

      The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles in the United States and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) the assessment of hedge effectiveness of derivatives and other hedging instruments, (3) the transfer of financial assets and the determination of when special purpose vehicles should be included in the Consolidated Balance Sheets and Consolidated Statements of Income and (4) the calculation of income taxes. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

      Management’s evaluation process to determine the adequacy of the allowance for loan losses combines three factors which involve the use of estimates, assumptions and judgments: historical loss experience derived from analytical models, current trends and economic conditions and reasonably foreseeable events. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements. For further discussion of the allowance for loan losses, see Provisions for Loan Losses, Net Charge-Offs and Allowance for Loan Losses later in this Management Discussion and Analysis Section.

      In various segments of its business, the Company uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. The Company believes that its techniques for addressing these judgmental areas are in accordance with generally accepted accounting principles in the United States and are in line with industry practices in assessing hedge effectiveness. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be obtained readily.

      The Company utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity and market or credit risk management needs. These financing arrangements are with separate legal entities, corporations, partnerships or trusts, and are not consolidated in the Company’s balance sheet. The majority of these activities are basic term or revolving securitization vehicles. The Company evaluates whether these entities should be consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the entity is a Qualifying Special Purpose Entity (“QSPE”) as defined in Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For nonconsolidation, SFAS No. 140 requires the financing entity to be legally isolated, bankruptcy remote and beyond the control of the seller. Management believes these financing entities which qualify as QSPE’s fulfill the nonconsolidation requirements specified in SFAS No. 140.

      The calculation of the Company’s income tax provision is complex and requires the use of estimates and judgments in its determination. As part of the Company’s evaluation and implementation of business strategies, consideration is given to the regulations and tax laws that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments in order to evaluate the effect they may have on the Company’s overall tax position.

Net Income and Earnings Per Share

      In 2003, the Company reported record net income of $342 million, a 9 percent increase over net income of $314 million in 2002, which represented a 16 percent increase from 2001 levels. Basic earnings per share for 2003 were $2.74, also a record, compared with $2.46 per share in 2002 and $2.13 per share in 2001, representing an 11 percent increase in 2003 and a 15 percent increase in 2002. Diluted earnings per share increased to $2.69 in 2003, an 11 percent increase from $2.42 per share in 2002. Diluted earnings per share in 2002 increased 15 percent over 2001 levels. Pretax income for 2003 increased $41 million, or 9 percent, over 2002 levels while income tax expense increased 8 percent over the same period. The effective tax rate was 34 percent for both 2003 and 2002.

Earning Assets

      Average earning assets in 2003 increased 8 percent over 2002 levels due principally to an 11 percent increase in total loans. The average earning asset mix in 2003 changed slightly from 2002 with loans comprising 73 percent and 71 percent of earning assets for 2003 and 2002, respectively, while total investment securities accounted for the remaining 27 percent and 29 percent for 2003 and 2002, respectively. The mix of earning assets is monitored on a continuous basis in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.

Loans

      Total loans outstanding at year-end increased five percent over previous year-end levels. Commercial real estate mortgage loans increased 20 percent, equity lines of credit increased 15 percent and consumer installment indirect loans increased 23 percent. The increase in commercial real estate mortgage loans and equity lines of credit is due to a favorable interest rate environment, which resulted in strong demand. The increase in consumer installment indirect loans, which are automobile loans, is a result of favorable interest rates and targeted growth in this market. Equity loans decreased 21 percent compared to 2002 levels and residential real estate mortgage loans decreased 2 percent compared to 2002 levels. The decreases in equity loans and residential real estate mortgage loans reflect securitizations in the amount of $750 million and $373 million, respectively, in the current year. Excluding the effect of the securitizations, equity loans increased 17 percent and residential real estate mortgage loans decreased 3 percent over prior year levels. For additional information, see Note 4, Managed Loans, in the Notes to Consolidated Financial Statements.

      Total loans outstanding at December 31, 2002 increased 20 percent over previous year-end levels. Residential real estate mortgage loans increased 32 percent compared to the previous year. Equity loans and lines increased 48 percent while commercial real estate mortgage loans increased 33 percent from year-end 2001 to 2002. The increase in the residential real estate loans, equity loans and equity lines of credit categories are due to favorable interest rates. The increase in commercial real estate mortgage loans during 2002 and 2003 was based on strong demand. In addition, the increase in 2002 was due in part to the termination of the commercial real estate conduit (see Note 10, Off-Balance Sheet Activities, Derivatives and Hedging, in the

Notes to Consolidated Financial Statements). Additionally, consumer installment indirect loans increased 42 percent compared to 2001 levels due to targeted growth in this market. For additional information regarding the Company’s loan portfolio, see Note 3, Loans and Allowance for Loan Losses, in the Notes to Consolidated Financial Statements.

      The Loan Portfolio table presents the classifications of loans by major category at December 31, 2003, and for each of the preceding four years. The second table presents maturities of certain loan classifications at December 31, 2003, and an analysis of the rate structure for such loans with maturities greater than one year.

Loan Portfolio

	December 31

	2003		2002		2001		2000		1999

		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,621,778	20.9%	$3,693,454	22.4%	$3,697,639	27.0%	$3,645,699	29.7%	$3,375,401	29.3%
Commercial real estate — construction	1,428,676	8.2	1,486,076	9.0	1,397,627	10.2	1,519,759	12.4	1,205,655	10.4
Commercial real estate — mortgage	3,856,793	22.2	3,214,712	19.5	2,417,195	17.6	2,140,270	17.5	1,877,619	16.2

Total commercial loans	8,907,247	51.3	8,394,242	50.9	7,512,461	54.8	7,305,728	59.6	6,458,675	55.9
Consumer loans:
Residential real estate — construction	1,081,339	6.2	1,045,504	6.3	914,964	6.7	771,821	6.3	667,048	5.8
Residential real estate — mortgage	1,656,388	9.6	1,685,176	10.3	1,281,090	9.4	1,137,456	9.3	1,806,291	15.6
Equity lines of credit	1,122,725	6.5	978,920	5.9	478,424	3.5	319,107	2.6	247,718	2.1
Equity loans	1,046,881	6.0	1,322,092	8.0	1,072,437	7.8	797,825	6.5	538,361	4.6
Credit card	485,487	2.8	462,252	2.8	426,644	3.1	417,002	3.4	358,039	3.1
Consumer installment — direct	435,326	2.5	455,976	2.8	515,093	3.7	475,795	3.9	482,713	4.2
Consumer installment — indirect	2,630,409	15.1	2,137,158	13.0	1,506,173	11.0	1,034,020	8.4	999,833	8.7

Total consumer loans	8,458,555	48.7	8,087,078	49.1	6,194,825	45.2	4,953,026	40.4	5,100,003	44.1

	17,365,802	100.0%	16,481,320	100.0%	13,707,286	100.0%	12,258,754	100.0%	11,558,678	100.0%

Less:
Allowance for loan losses	244,882		232,830		191,393		167,288		151,211

Net loans	$17,120,920		$16,248,490		$13,515,893		$12,091,466		$11,407,467

Selected Loan Maturity and Interest Rate Sensitivity

					Rate Structure For Loans
	Maturity				Maturing Over One Year

	One	Over One Year	Over		Fixed	Floating or
	Year or	Through Five	Five		Interest	Adjustable
	Less	Years	Years	Total	Rate	Rate

	(in Thousands)
Commercial, financial and agricultural	$1,787,820	$1,409,079	$424,879	$3,621,778	$430,676	$1,403,282
Real estate construction*	1,293,680	1,107,470	108,865	2,510,015	111,336	1,104,999

	$3,081,500	$2,516,549	$533,744	$6,131,793	$542,012	$2,508,281

*	Real estate construction includes both real estate construction commercial and real estate construction residential loans

      Managed loans include loans recorded on the balance sheet and loans that have been securitized and sold or retained as investment securities, in either the held to maturity or available for sale portfolios. A detailed discussion of securitization transactions utilized by the Company is included in Note 4, Managed Loans, in the Notes to Consolidated Financial Statements.

      At December 31, 2003, managed loans totaled $18.9 billion, compared to $17.6 billion at December 31, 2002 and $15.9 billion at December 31, 2001. The growth and change in mix of the Company’s managed loan portfolio is consistent with the discussion of loans recorded on the balance sheet.

Managed Loan Portfolio

	December 31

	2003		2002		2001

		Percent		Percent		Percent
		of Total		of Total		of Total
		Managed		Managed		Managed
	Amount	Loans	Amount	Loans	Amount	Loans

	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,773,835	20.0%	$3,824,800	21.7%	$3,863,998	24.3%
Commercial real estate — construction	1,428,676	7.6	1,486,076	8.5	1,397,627	8.8
Commercial real estate — mortgage	3,856,793	20.4	3,214,712	18.3	2,917,195	18.3

Total commercial loans	9,059,304	48.0	8,525,588	48.5	8,178,820	51.4
Consumer loans:
Residential real estate — construction	1,081,339	5.7	1,045,504	6.0	914,964	5.7
Residential real estate — mortgage	2,516,752	13.3	2,604,591	14.8	2,721,262	17.1
Equity lines of credit	1,122,725	5.9	978,920	5.6	478,424	3.0
Equity loans	1,546,894	8.2	1,322,092	7.5	1,072,437	6.7
Credit card	485,487	2.6	462,252	2.6	426,644	2.7
Consumer installment — direct	435,326	2.3	455,976	2.6	515,093	3.2
Consumer installment — indirect	2,630,409	14.0	2,166,687	12.4	1,618,776	10.2

Total consumer loans	9,818,932	52.0	9,036,022	51.5	7,747,600	48.6

Total managed loans	$18,878,236	100.0%	$17,561,610	100.0%	$15,926,420	100.0%

Investment Securities

      The composition of the Company’s investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate sensitivity position while at the same time producing adequate levels of interest income. The Company’s investment securities are classified into one of three categories based upon management’s intent to hold the investment securities: (i) trading account securities, (ii) investment securities held to maturity or (iii) investment securities available for sale. Investment securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Investment securities designated to be held to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, with such amortization and accretion being determined by the interest method. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Management of the maturity of the portfolio is necessary to provide liquidity and control interest rate risk. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain or loss on the portfolio of investment securities available for sale are reflected as adjustments to the carrying value of the portfolio and as an adjustment net of tax to accumulated other comprehensive income.

      Fair values of trading account securities, investment securities held to maturity and investment securities available for sale are based primarily on quoted or other independent market prices. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics or discounted cash flows. Fair values for trading account derivatives are estimated using pricing models.

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

      Maturities of investment securities held to maturity in 2003, 2002 and 2001 were $707 million, $428 million and $283 million, respectively. In 2003, sales and maturities of investment securities available for sale were $268 million and $2.2 billion, respectively, while sales and maturities of investment securities available for sale were $582 million and $2.1 billion, respectively, in 2002. In 2001, sales and maturities of investment securities available for sale were $781 million and $1.8 billion, respectively. Net losses realized on the sale of investment securities available for sale were $43,000 for the year ended December 31, 2003. Net gains realized on the sale of investment securities available for sale were $4 million and $8 million for the years ended December 31, 2002 and 2001, respectively. Gross unrealized gains in the Company’s investment securities held to maturity portfolio at year-end 2003 totaled $25 million and gross unrealized losses totaled $12 million. At December 31, 2003, gross unrealized gains and losses in the investment securities available for sale portfolio were $67 million and $11 million, respectively, and recognized through other comprehensive income. For an analysis of unrealized gains and losses recognized in other comprehensive income, see Note 21, Comprehensive Income, in the Notes to Consolidated Financial Statements.

      Total average investment securities, including both held to maturity and available for sale, remained stable in 2003 following a 12 percent decrease during 2002. The decrease in 2002 was primarily due to the sale and maturity of $3.1 billion of securities, which was partially offset by the purchase of $1.0 billion of securities. During 2003, the Company transferred approximately $2.8 billion of investment securities available for sale to investment securities held to maturity. The following table reflects the carrying amount of the investment securities portfolio at the end of each of the last three years.

Investment Securities Held to Maturity and Available for Sale

	December 31

	2003	2002	2001

	(in Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$72,696	$87	$92
Mortgage-backed pass-through securities	1,362,745	163,748	43,629
Collateralized mortgage obligations:
Agency	466,956	9,662	21,703
Non-agency	416,669	257,557	573,900
Asset-backed securities	510,892	—	—
States and political subdivisions	105,886	43,791	67,450
Other	500	600	750

	2,936,344	475,445	707,524

Investment securities available for sale:
U.S. Treasury	40,650	43,374	107,182
U.S. Government agencies and corporations	792	80,890	64,456
Mortgage-backed pass-through securities	796,688	1,593,399	2,107,356
Collateralized mortgage obligations:
Agency	2,972,164	1,254,899	1,331,057
Non-agency	94,919	1,176,942	2,321,439
Asset-backed securities and corporate bonds	3,638	50,181	201,727
States and political subdivisions	11,007	93,444	102,742
Other	399,292	327,597	279,849

	4,319,150	4,620,726	6,515,808
Net unrealized gain	56,058	162,970	47,897

	4,375,208	4,783,696	6,563,705

Total	$7,311,552	$5,259,141	$7,271,229

      The maturities and weighted average yields of the investment securities held to maturity and investment securities available for sale portfolios at the end of 2003 are presented in the following table using average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the amortized cost rather than the net carrying value (fair value) of these securities. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.

Investment Securities Held to Maturity and Available for Sale Maturity Schedule

	Maturing

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(in Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$—	—%	$44,211	6.34%	$28,485	6.21%	$—	—%
Mortgage-backed pass-through securities	2,106	7.04	424,917	5.70	927,592	4.22	8,130	5.89
Collateralized mortgage obligations	192,937	7.15	548,280	4.90	142,408	3.74	—	—
Asset-backed securities	—	—	510,892	4.96	—	—	—	—
States and political subdivisions	5,096	8.48	24,113	9.11	19,625	7.75	57,052	7.60
Other	400	3.77	100	6.60	—	—	—	—

	200,539	7.18	1,552,513	5.25	1,118,110	4.27	65,182	7.39

Investment securities available for sale — amortized cost:
U.S. Treasury	999	5.31	39,651	3.49	—	—	—	—
U.S. Government agencies and corporations	30	2.07	464	4.22	153	1.85	145	1.50
Mortgage-backed pass-through securities	15	6.36	792,528	5.77	1,066	4.44	3,079	7.29
Collateralized mortgage obligations	380,997	4.85	2,626,323	3.97	59,763	4.62	—	—
Asset-backed securities	1,278	4.07	2,360	5.96	—	—	—	—
States and political subdivisions	1,680	7.34	5,109	7.18	662	7.37	3,556	7.11
Other	346,864	1.73	21,618	9.97	—	—	30,810	8.39

	731,863	3.38	3,488,053	4.42	61,644	4.64	37,590	8.15

Total	$932,402	4.19	$5,040,566	4.67	$1,179,754	4.29	$102,772	7.67

      While the weighted average stated maturities of total mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are 15.9 years and 18.9 years, respectively, the corresponding weighted average expected lives assumed in the above table are 2.3 years and 2.6 years. During a period of rising rates, prepayment speeds generally slow on MBS and CMOs with a resulting extension in average life, and vice versa during declining rates. At December 31, 2003, given a 100 basis point immediate and permanent parallel increase in rates, the expected average lives for MBS and CMOs would be 2.6 years and 3.3 years, respectively. Similarly, given a 100 basis point immediate and permanent parallel decrease in rates, the expected average lives for MBS and CMOs would be 1.5 and 1.3 years, respectively.

      The weighted average market prices as a percentage of par value for MBS and CMOs at December 31, 2003, were 103.0 and 102.7, respectively. The market prices for MBS and CMOs generally decline in a rising rate environment due to the resulting increase in average life, the below market yield on fixed rate securities and the impact of annual and life rate caps on adjustable-rate securities. The opposite is generally true during a period of declining rates. At December 31, 2003, fixed-rate MBS and CMOs totaled $2.1 billion and $3.6 billion, respectively, with corresponding weighted average expected lives of 2.4 and 2.8 years. Adjustable-

rate MBS and CMOs totaled $113 million and $388 million, respectively, with corresponding weighted average expected lives of 0.3 and 0.6 years. Substantially all adjustable-rate MBS and CMOs are subject to life rate caps, and MBS are also generally subject to a two percent annual cap. The weighted average life rate caps at December 31, 2003 were 11.1 percent and 10.4 percent for MBS and CMOs, respectively, and the corresponding weighted average coupon rates were 5.3 percent and 2.5 percent.

      At December 31, 2003, given a 100 basis point immediate and permanent parallel increase in rates, the estimated market prices for MBS and CMOs would be 101.3 and 100.3 percent, respectively, of their actual market price as of each date. Given a 100 basis point immediate and permanent parallel decrease in rates, the estimated market prices for MBS and CMOs would be 104.1 and 103.9 percent, respectively, as of their actual market price as of each date. For additional information regarding the Company’s investment securities, see Note 2, Investment Securities Held to Maturity and Investment Securities Available for Sale, in the Notes to Consolidated Financial Statements.

Trading Account Assets and Liabilities

      Securities carried in the Company’s trading account securities portfolio are primarily held for sale to institutional customers for their investment portfolios and generally are sold within 30 days of purchase. Interest rate floors, caps and swaps are sold to customers in order to protect themselves against interest rate fluctuation. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk of default by its corporate customer through credit limit approval and monitoring procedures. Both the derivative contracts entered into with the Company’s customers and the offsetting derivative positions are recorded at their estimated fair value. Market value changes on these derivative instruments are recognized in noninterest income in the period of change. The volume of activity is directly related to general market conditions and reactions to the changing interest rate environment. The average balance in the trading account securities portfolio decreased 24 percent from $16 million for the year ended December 31, 2002 to $12 million for the year ended December 31, 2003. The average balance in the trading account securities portfolio decreased by 30 percent from $23 million for the year ended December 31, 2001, to $16 million for the year ended December 31, 2002. See Note 10, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for a summary of interest rate contracts held in the trading account at December 31, 2003 and 2002.

      The following table details the composition of the Company’s trading account assets and liabilities at December 31, 2003 and 2002.

Trading Account Assets and Liabilities

	December 31

	2003	2002

	(in Thousands)
Trading account assets
U.S. Treasury and Government agency	$2,816	$1,190
States and political subdivisions	1,881	2,071
Mortgage-backed pass-through securities	3,039	2,773
Collateralized mortgage obligations	864	1,333
Interest rate floors, caps and swaps	50,424	56,223

Total trading account assets	$59,024	$63,590

Trading account liabilities
Short sales	$572	$2,461
Interest rate floors, caps and swaps	31,426	40,880

Total trading account liabilities	$31,998	$43,341

      The interest rate floors, caps and swaps are classified as other liabilities and the short-sale transactions are classified as short-term borrowings. These short-sale transactions could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable until the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to United States Government securities for which there is an active, liquid market. The Company does not expect the amount of losses, if any, on such transactions to be material, because the short-sale transactions are used as a hedge against offsetting long positions in the trading account.

Deposits and Borrowed Funds

      Average deposits totaled $15 billion, a 6 percent increase over prior year levels. The increase in deposits was primarily attributable to a 19 percent increase in noninterest bearing demand deposits and a 6 percent increase in interest bearing transaction accounts, offset by a 6 percent decrease in time deposits. As part of its overall funding strategy, the Company focuses on the mix of deposits and, in particular, maintaining an appropriate level of transaction accounts as a percentage of total deposits. During 2003, average transaction accounts made up 78 percent of total deposits. Average interest bearing deposits made up 58 percent of total average interest bearing liabilities in 2003, down from 60 percent in 2002 and 63 percent in 2001.

      The following table summarizes the maturities of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2003.

Maturities of Time Deposits

	Certificates	Other Time
	of Deposit	Deposits
	Over	Over
	$100,000	$100,000	Total

	(in Thousands)
Three months or less	$795,659	$44,087	$839,746
Over three through six months	101,147	—	101,147
Over six through twelve months	146,252	—	146,252
Over twelve months	613,299	—	613,299

	$1,656,357	$44,087	$1,700,444

      While the Company continues to emphasize funding earning asset growth through internal deposit generation, average earning asset growth has exceeded deposit growth. As a result, the Company has relied more on borrowed funds as a supplemental source of funding. Borrowed funds consist of Federal Home Loan Bank (“FHLB”) advances, subordinated debentures, other borrowings and short-term borrowings, primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Average borrowed funds increased $828 million and $704 million in 2003 and 2002, respectively. Included in other short-term borrowings are trading account short sales and the commercial paper of the Company. For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 8, FHLB and Other Borrowings, and Note 9, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements. For additional information about deposits, see Note 6, Deposits, in the Notes to Consolidated Financial Statements.

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

Short-Term Borrowings

	Year Ended December 31

	Maximum				Average
	Outstanding		Average		Interest
	At Any	Average	Interest	Ending	Rate At
	Month End	Balance	Rate	Balance	Year End

	(in Thousands)
2003
Federal funds purchased	$3,715,593	$2,476,686	1.06%	$3,715,593	0.89%
Securities sold under agreements to repurchase	457,078	441,896	0.85	403,031	0.71
Short sales	5,583	2,419	2.51	572	3.35
Commercial paper	73,512	80,057	0.63	73,512	0.50
Other short-term borrowings	189,453	31,074	1.45	189,453	0.70

	$4,441,219	$3,032,132		$4,382,161

2002
Federal funds purchased	$2,923,865	$1,842,137	1.68%	$895,685	1.01%
Securities sold under agreements to repurchase	567,180	458,465	1.40	447,515	0.94
Short sales	5,369	3,647	1.40	2,461	0.04
Commercial paper	76,928	68,980	1.18	76,928	0.76
Other short-term borrowings	452,754	79,410	2.12	211,550	0.92

	$4,026,096	$2,452,639		$1,634,139

2001
Federal funds purchased	$3,051,753	$2,184,731	3.59%	$2,482,595	1.38%
Securities sold under agreements to repurchase	699,993	558,456	3.79	440,207	1.26
Short sales	4,602	3,976	2.90	3,112	1.64
Commercial paper	108,305	94,354	3.41	95,100	1.30
Other short-term borrowings	595,594	121,664	3.40	453,095	1.29

	$4,460,247	$2,963,181		$3,474,109

Liquidity Management

      Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At December 31, 2003, the Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $139 million while continuing to meet the capital requirements for “well-capitalized” banks.

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

      During 2003, the Company funded the $1.7 billion of growth in average interest earning assets through increases in federal funds purchased, interest bearing deposits and FHLB and other borrowings. Average federal funds purchased increased $635 million, average FHLB and other borrowings increased $249 million and average interest bearing deposits increased $194 million. For additional information about possible liquidity uses, see Note 11, Commitments, Contingencies and Guarantees, in the Notes to Consolidated Financial Statements.

      The following tables present information about the Company’s contractual obligations and commitments at December 31, 2003.

Contractual Obligations

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(in Thousands)
FHLB and other borrowings*	$4,827,814	$352,103	$1,800,356	$510,820	$2,164,535
Capital lease obligations	—	—	—	—	—
Operating leases	144,544	17,207	29,796	23,438	74,103
Unconditional purchase obligations	—	—	—	—	—
Certificates of deposit	3,447,260	1,769,465	695,993	806,925	174,877
Other long-term obligations	—	—	—	—	—

	$8,419,618	$2,138,775	$2,526,145	$1,341,183	$2,413,515

*	Refer to Note 8, FHLB and Other Borrowings, and Note 9, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements for additional information about these obligations, including certain redemption features.

Commitments

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(in Thousands)
Lines of credit	$9,993,691	$7,278,131	$1,986,862	$529,711	$198,987
Standby and commercial letters of credit	451,868	80,259	164,835	146,979	59,795
Other contingent liabilities and commitments	41,378	—	22,709	—	18,669

	$10,486,937	$7,358,390	$2,174,406	$676,690	$277,451

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

      The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 2003 is shown in the following table along with comparable prior year information. Such analysis assumes, consistently for both years, an immediate and sustained parallel shift in interest rates, a static balance sheet and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario.

Net Interest Income Sensitivity

		Percentage Increase
		(Decrease) in Interest
		Income/ Expense Given
		Immediate and Sustained
	Principal Amount	Parallel Interest Rate Shifts
	of Earning Assets,
	Interest Bearing	Down 50	Up 100
	Liabilities	Basis Points	Basis Points

	(in Thousands)
December 31, 2003:
Assets which reprice in:
One year or less	$11,538,030	(5.88)%	14.73%
Over one year	13,276,513	(2.72)	4.55

	$24,814,543	(4.07)	8.92

Liabilities which reprice in:
One year or less	$16,252,098	(30.31)	76.28
Over one year	4,018,547	(0.76)	1.58

	$20,270,645	(13.85)	34.68

Total net interest income sensitivity		(0.11)%	(1.51)%
December 31, 2002:
Assets which reprice in:
One year or less	$10,687,862	(5.57)%	12.26%
Over one year	11,141,011	(1.33)	4.13

	$21,828,873	(3.23)	7.77

Liabilities which reprice in:
One year or less	$13,080,590	(23.08)	51.12
Over one year	4,624,597	(0.86)	1.74

	$17,705,187	(10.05)	22.15

Total net interest income sensitivity		(0.25)%	1.50%

      As shown in the table above, in the 100 basis points increase scenario, the Company moved from a position in which it benefited slightly from rising rates to one in which it was slightly adversely impacted by rising rates from December 31, 2002 to December 31, 2003. This is the result of asset growth being funded largely with overnight funding during 2003. Other contributing factors include a reduction in term deposits and the restructuring of several FHLB advances from fixed rate to floating rate. In the 50 basis points decrease scenario, the sensitivities to market rates of several deposit accounts were reduced. This negated the positive effect of the items mentioned above.

      Given the low interest rate environment at December 31, 2003, the calculations in the preceding table are based upon a decrease of 50 basis points in the yield curve rather than the 100 basis point decrease that has been used historically.

      The Company enters into various interest rate contracts not held in the trading account (“interest rate protection products”) to help manage the Company’s interest sensitivity. Such contracts generally have a fixed notional principal amount and include interest rate swaps and interest rate caps and floors. Interest rate swaps are contracts where the Company typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, generally the prime rate or the London Interbank Offered Rate (“LIBOR”). Interest rate caps and floors purchased are contracts whereby the Company receives, respec-

tively, interest if the specified index rises above the cap rate or falls below the floor rate. The interest rate risk factor in these contracts is considered in the Company’s interest rate risk management program. Refer to Note 10, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for the composition of the Company’s interest rate protection contracts as well as a discussion of interest rate risks, credit risks and derivative instruments.

Capital Resources

      Shareholders’ equity decreased by $60 million during 2003 following a $216 million increase during 2002. The decrease in 2003 was due primarily to the Company’s utilization of its share repurchase authorization and a decrease in accumulated other comprehensive income, partially offset by an increase in retained earnings. The increase in 2002 was primarily due to increases in retained earnings and accumulated other comprehensive income, partially offset by share repurchases.

      Dividends of $140 million were declared on the Parent Company’s common stock in 2003, as compared to the $128 million declared in 2002. The annual dividend rate in 2003 was $1.12 per common share, a 12 percent increase over 2002. The dividend payout ratio was 42 percent for 2003, 41 percent for 2002 and 43 percent for 2001. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. Subsequent to year-end, the Parent Company’s Board of Directors approved a 12 percent increase in the quarterly dividend rate, raising the annual dividend rate to an indicated $1.25 per common share for 2004. This marked the 23rd consecutive year the Company has increased its dividend rate paid to shareholders.

      A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The Company’s five-year compound growth rate in shareholders’ equity of eight percent was achieved primarily through retained earnings.

      During the third quarter of 2001, the Company announced that its board of directors authorized a share repurchase program allowing for the purchase of up to five percent, or approximately 6.4 million shares, of the Company’s outstanding common stock. In May 2003, the entire 6.4 million shares had been repurchased at a cost of $190 million. In January and August of 2003, the Company announced that its board of directors authorized additional share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through December 31, 2003, 5.5 million shares had been repurchased under the 2003 plans at a cost of $197 million. Approximately 2.4 million of total shares repurchased had been reissued for acquisitions and employee benefit plans. At December 31, 2003 approximately 4.9 million shares remained available for repurchase under the 2003 plans. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors.

      On April 15, 2002, the Company’s shareholders approved an increase in the common stock authorized to be issued from 200 million shares to 300 million shares.

      The ratio of average common shareholders’ equity as a percentage of total average assets is one measure used to determine capital strength. Overall, the Company’s capital position remains strong as the ratio of average common shareholders’ equity to average assets for 2003 was 7.71 percent compared to 8.11 percent in 2002 and 7.53 percent in 2001. In order to maintain this ratio at appropriate levels with continued growth in total average assets, a corresponding level of capital growth must be achieved. The following table summarizes these and other key ratios for the Company for each of the last three years.

Return on Equity and Assets

	December 31

	2003	2002	2001

Return on average assets	1.36%	1.35%	1.23%
Return on average equity	17.65	16.60	16.32
Dividend payout ratio	41.64	40.68	43.23
Average common shareholders’ equity to average assets ratio	7.71	8.11	7.53

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

      At December 31, 2003, the Company’s Tier I Capital and Total Qualifying Capital totaled $1.9 billion and $2.4 billion, respectively. The percentage ratios, as calculated under the guidelines, were 9.09 percent and 11.52 percent for Tier I and Total Qualifying Capital, respectively, at year-end 2003. These ratios are well above the minimum requirements of four percent for Tier I Capital and eight percent for Total Qualifying Capital. Tier I Capital increased by $48 million, or 3 percent, in 2003 primarily as a result of the increase in retained earnings offset by the Company’s share repurchases.

      Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), period-end goodwill and other disallowed assets. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The Company’s leverage ratio was 7.25 percent at year-end 2003 and 7.97 percent at year-end 2002, while its tangible leverage ratio was 7.20 percent at year-end 2003 and 7.93 percent at year-end 2002.

      The following table shows the calculation of capital ratios for the Company for the last two years.

Capital Ratios

	December 31

	2003	2002

	(in Thousands)
Risk-based capital:
Tier I Capital	$1,892,501	$1,844,923
Tangible Tier I Capital	1,879,759	1,834,067
Total Qualifying Capital	2,397,884	2,401,132
Assets:
Net risk-adjusted assets	$20,821,477	$19,226,999
Adjusted quarterly average assets	26,117,962	23,143,837
Adjusted tangible quarterly average assets	26,105,220	23,132,981
Ratios:
Tier I Capital	9.09%	9.60%
Total Qualifying Capital	11.52	12.49
Leverage	7.25	7.97
Tangible leverage	7.20	7.93

      The regulatory capital ratios of the Subsidiary Banks currently exceed the minimum ratios of 5 percent leverage capital, 6 percent Tier I Capital and 10 percent Total Qualifying Capital required in 2003 for “well-capitalized” banks as defined by federal banking regulators. The Company continually monitors these ratios to ensure that the Subsidiary Banks exceed these guidelines. For further information regarding the regulatory capital ratios of the Parent Company and the Subsidiary Banks, see Note 12, Regulatory Matters and Dividends from Subsidiaries, in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Activities

      In an effort to diversify its funding sources, the Company entered into agreements with two independent asset-backed commercial paper conduits. In December 2002, an agreement with one of the asset-backed commercial paper conduits was terminated. Assets sold to the conduits include highly rated investment grade debt securities and participation interests in a pool of commercial real estate loans. All assets sold to the conduits were performing and no significant gains or losses were recognized on the sales.

Sunbelt Funding Corporation

      The Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. The purpose of the conduit is to diversify the Company’s funding sources. Sunbelt was structured as a QSPE, as defined by SFAS No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account securities portfolio and financing its purchases through the issuance of P-1/ F1 rated commercial paper. All assets sold to the conduit were performing and no significant gains or losses were recognized on the sale.

      At December 31, 2003, all securities held by Sunbelt were AAA/ Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. Approximately 99 percent of the securities held by Sunbelt at December 31, 2003 were variable rate. Sunbelt’s total assets, which approximated market value, were $904 million and $1.1 billion at December 31, 2003 and 2002, respectively. The Company realized fee income of $8 million for both 2003 and 2002 from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At December 31, 2003 and 2002, receivables from Sunbelt were $3 million. There were no outstanding payables to Sunbelt at either December 31, 2003 or 2002. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets has occurred as of December 31, 2003.

      There is currently a proposed amendment to SFAS No. 140, which could result in Sunbelt no longer qualifying as a QSPE. If this amendment is finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company would not have a significant impact on the regulatory capital ratios, as the Company would continue to exceed the minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

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

      Net interest income for 2003 was $913 million, compared to $929 million in 2002, representing a decrease of less than 2 percent, following a 12 percent increase in 2002 over 2001 levels. Interest income for 2003 decreased eight percent caused by a 96 basis point decrease in the yield on earning assets, partially offset by an increase of $1.7 billion in the volume of average earning assets. Interest expense decreased 20 percent in 2003 due to a 65 basis point decrease in the rate paid on interest bearing liabilities offset by an increase in the volume of average interest bearing liabilities. In 2002, the increase in net interest income was primarily due to the Company’s ability to increase earning assets through loan growth and its ability to manage down the rate paid on interest bearing liabilities. The schedule on pages 34 and 35 provides detail regarding interest income, interest expense and net interest income due to changes in volumes, rates and mix of interest bearing assets and liabilities.

      The 2003 yield on average earning assets decreased due to decreases in yields on all asset categories, led by a 100 basis point decrease in the yield on loans. The decrease in yields was primarily attributable to the continued effects of the low level of interest rates and the corresponding impact on investment opportunities.

The increase in average earning assets was due primarily to a $1.7 billion increase in loans. Additionally, during 2003, the Company transferred approximately $2.8 billion of investment securities available for sale to investment securities held to maturity. This transfer resulted in a decrease in investment securities available for sale of $710 million, offset partially by an increase of $691 million in investment securities held to maturity.

      Total interest expense decreased 20 percent in 2003 due to a 65 basis point decrease in the rate paid on interest bearing liabilities, partially offset by a 6 percent increase in the average volume. Interest expense on interest bearing deposits decreased by 32 percent as the result of a 74 basis point decrease in the rate, partially offset by a $194 million increase in the average volume. For borrowed funds, which represents interest bearing liabilities that are not classified as deposits, a 15 percent decrease in interest expense on federal funds purchased was the result of a 62 basis point decrease in the rate paid, partially offset by a 34 percent increase in the average balance. Similarly, a 4 percent decrease in the average balance of securities sold under agreement to repurchase and a 55 basis point decrease in the rate paid resulted in a 41 percent decrease in interest expense in this category.

      Interest income in 2002 decreased due to decreases in yields on all asset categories, including a 135 basis point decrease in the yield on loans. The decrease in yields was primarily attributable to the continued effects of the low level of interest rates and the corresponding impact on investment opportunities, as evidenced by the decrease in the federal funds target rate during 2002. The increase in average earning assets was due primarily to a $2 billion increase in average loans, partially offset by a $719 million decrease in average investment securities available for sale and a $153 million decrease in average investment securities held to maturity.

      Total interest expense decreased 33 percent in 2002 due to a 147 basis point decrease in the rate paid on interest bearing liabilities, partially offset by a 4 percent increase in the average volume. Interest expense on interest bearing deposits decreased by 42 percent as the result of a 166 basis point decrease in rate. For borrowed funds, a 61 percent decrease in interest expense on federal funds purchased was the result of a 16 percent decrease in the average balance along with a 191 basis point decrease in the rate paid. Similarly, an 18 percent decrease in the average balance of securities sold under agreement to repurchase and a 239 basis point decrease in the rate paid resulted in a 70 percent decrease in interest expense in this category.

      Net interest income is commonly evaluated in terms of average rates using the net yield and the interest rate spread. The net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average total earning assets, excluding market adjustments for investment securities available for sale and hedges. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net yield on earning assets decreased 39 basis points to 3.98 percent in 2003 after increasing 22 basis points to 4.37 percent in 2002. The decrease in 2003 was due to the 96 basis point decrease in the yield on average earning assets that was partially offset by a 65 basis point decrease in the rate paid on interest bearing liabilities. The increase in 2002 was due to the 147 basis point decrease in the rate paid on interest bearing liabilities that was only partially offset by a 106 basis point decrease in the yield on average interest earning assets.

      The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During 2003, the net interest rate spread decreased 31 basis points to 3.60 percent from the 2002 spread of 3.91 percent. During 2002, the net interest rate spread increased 41 basis points from the 2001 spread of 3.50 percent. See the accompanying table entitled Consolidated Average Balance Sheets and Rate/ Volume Variances for more information.

      During 2003, the net yield on earning assets was positively impacted by the Company’s use of interest rate contracts, primarily interest rate swaps, which increased the taxable equivalent net yield on earning assets by $98.9 million. The net yield on earning assets was positively impacted by interest rate contracts during 2002 and 2001, which increased the taxable equivalent net yield by $104.3 million in 2002 and $33.8 million in

2001. Based on December 31, 2003 interest rates, the Company’s use of interest rate contracts is estimated to increase the taxable equivalent yield on earning assets by $55.7 million for 2004.

      Derivative instruments are subject to market risk. While the Company does have trading derivatives to facilitate customer transactions, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date and the receive fixed coupon rate for derivative instruments used for hedging activities as of December 31, 2003. The maturity date used in the table below is the first call date, when applicable. See Note 10, Off-Balance Sheet Activities, Derivatives and Hedging in the Notes to Consolidated Financial Statements, for further information about the Company’s use of derivatives and the fair value of those instruments.

	For the Year Ended December 31,

	2004	2005	2006	Thereafter

	(in Thousands)
Non-trading interest rate contracts:
Cash Flow Hedges:
Notional maturity	$—	$500,000 (1)	$500,000	$—
Weighted average coupon received on maturities	—%	2.60%	2.10%	—%
Weighted average time to maturity (months)	—	19	29	—
Fair Value Hedges:
Notional maturity	$220,000	$—	$—	$585,200
Weighted average coupon received on maturities	5.59%	—%	—%	7.52%
Weighted average time to maturity (months)	7	—	—	51

(1)	Represents $300 million and $200 million of notional forward starting swaps that will be effective in February and August 2004, respectively.

      The notional amounts shown in the table above should be viewed in the context of the Company’s overall interest rate risk management activities to assess the impact on net interest margin. As is the case with cash securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the derivative instruments on net interest income. This will depend, in large part, on the shape of the yield curve as well as the level of interest rates.

      The following table presents certain interest rates on a tax equivalent basis. The table on pages 34 and 35 contains these same percentages and all major categories of interest earning assets and interest bearing liabilities. Tax-exempt earning assets continue to make up a small percentage of total earning assets.

	December 31

	2003	2002	2001

Rate earned on interest earning assets	5.58%	6.54%	7.60%
Rate paid on interest bearing liabilities	1.98	2.63	4.10
Interest rate spread	3.60	3.91	3.50
Net yield on earning assets	3.98	4.37	4.15

(This page intentionally left blank)

Consolidated Average Balance Sheets and Rate/ Volume Variances

Taxable Equivalent Basis

(Dollars in Thousands)

	Year Ended December 31

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
YIELD/RATE ANALYSIS	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Earning assets:
Loans [a]	$16,796,188	$984,045	5.86%	$15,100,844	$1,036,269	6.86%
Investment securities available for sale [b]	4,702,137	224,854	4.78	5,412,176	310,949	5.75
Investment securities held to maturity	1,403,812	71,085	5.06	712,403	42,735	6.00
Other [b]	44,253	1,001	2.26	42,254	1,373	3.25

Total earning assets	22,946,390	1,280,985	5.58	21,267,677	1,391,326	6.54
Allowance for loan losses	(237,365)			(210,205)
Unrealized gain (loss) on investment
securities available for sale	107,937			135,708
Cash and due from banks	625,052			602,608
Other assets	1,700,705			1,558,539

Total assets	$25,142,719			$23,354,327

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$95,380	1,051	1.10	$83,567	1,374	1.64
Savings deposits	7,374,341	59,017	0.80	6,963,573	94,528	1.36
Certificates of deposit less than $100,000 and other time deposits	1,900,864	67,716	3.56	2,272,227	99,363	4.37
Certificates of deposit of $100,000 or more [b]	1,436,716	36,265	2.52	1,294,230	44,429	3.43

Total interest bearing deposits	10,807,301	164,049	1.52	10,613,597	239,694	2.26
Federal funds purchased	2,476,686	26,332	1.06	1,842,137	30,910	1.68
Securities sold under agreements to repurchase	441,896	3,772	0.85	458,465	6,431	1.40
Other short-term borrowings [b]	113,550	987	0.87	152,037	2,544	1.67
FHLB and other borrowings [b]	4,770,676	172,617	3.62	4,522,157	182,489	4.04

Total interest bearing liabilities	18,610,109	367,757	1.98	17,588,393	462,068	2.63

Net interest income/net interest spread		913,228	3.60%		929,258	3.91%

Noninterest bearing demand deposits	4,185,527			3,527,777
Accrued expenses and other liabilities	409,753			344,520
Shareholders’ equity	1,937,330			1,893,637

Total liabilities and shareholders’ equity	$25,142,719			$23,354,327

Net yield on earning assets			3.98%			4.37%

Taxable equivalent adjustment:
Loans		523			530
Investment securities available for sale		1,280			2,108
Investment securities held to maturity		1,868			1,710
Other		27			55

Total taxable equivalent adjustment		3,698			4,403

Net interest income		$909,530			$924,855

[a]	Includes nonaccrual loans

[b]	Excludes adjustment for mark-to-market valuation

Year Ended December 31
			Change in Interest Income/Expense Attributable to

2001
			2003			2002
Average	Income/	Yield/
Balance	Expense	Rate	Volume	Rate	Mix	Volume	Rate	Mix

$13,008,761	$1,068,017	8.21%	$116,301	$(151,008)	$(17,517)	$171,760	$(175,618)	$(27,890)
6,130,691	392,239	6.40	(40,827)	(52,498)	7,230	(45,985)	(39,849)	4,544
865,445	60,027	6.94	41,485	(6,697)	(6,438)	(10,621)	(8,135)	1,464
36,558	2,487	6.80	65	(418)	(19)	387	(1,298)	(203)

20,041,455	1,522,770	7.60	117,024	(210,621)	(16,744)	115,541	(224,900)	(22,085)
(171,431)
48,509
635,174
1,438,880

$21,992,587

$117,945	2,288	1.94	194	(451)	(66)	(667)	(354)	107
6,205,508	166,856	2.69	5,586	(38,996)	(2,101)	20,392	(82,533)	(10,187)
2,970,117	172,979	5.82	(16,229)	(18,405)	2,987	(40,617)	(43,067)	10,068
1,325,403	74,372	5.61	4,887	(11,777)	(1,274)	(1,749)	(28,894)	700

10,618,973	416,495	3.92	(5,562)	(69,629)	(454)	(22,641)	(154,848)	688
2,184,731	78,463	3.59	10,660	(11,421)	(3,817)	(12,299)	(41,728)	6,474
558,456	21,174	3.79	(232)	(2,522)	95	(3,790)	(13,347)	2,394
219,994	7,475	3.40	(643)	(1,216)	302	(2,311)	(3,806)	1,186
3,307,695	168,255	5.09	10,040	(18,993)	(919)	61,816	(34,731)	(12,851)

16,889,849	691,862	4.10	14,263	(103,781)	(4,793)	20,775	(248,460)	(2,109)

	830,908	3.50%	$102,761	$(106,840)	$(11,951)	$94,766	$23,560	$(19,976)

3,142,164
304,030
1,656,544

$21,992,587

		4.15%

	533
	2,209
	2,243
	64

	5,049

	$825,859

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

      Management monitors the entire loan portfolio, including loans acquired in business combinations, in an effort to identify problem loans so that risks in the portfolio can be identified on a timely basis and an appropriate allowance maintained. Loan review procedures, including loan grading, periodic credit rescoring and trend analysis of portfolio performance, are utilized by the Company’s loan review department in order to ensure that potential problem loans are identified early to lessen any potentially negative impact on the Company’s earnings. Management’s involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally by the loan review department whose work is monitored by regulatory agencies that provide an additional level of review on an annual basis. Such internal review procedures are quantified in ongoing reports to senior management and are used in determining whether such loans represent probable loss to the Company.

      The allowance for loan losses is established by risk group as follows:

•	Large classified loans, nonaccrual loans and loans considered impaired are evaluated individually with specific reserves allocated based on management’s review.

•	Smaller homogenous nonaccrual and adversely classified loans are assigned a portion of the allowance based on loan grading. Smaller past due loans are assigned a portion of the allowance using a formula that is based on the severity of the delinquency.

•	The remainder of the portfolio is allocated a portion of the allowance based on past loss experience and the economic conditions for the particular loan portfolio. Allocation weights are assigned based on the Company’s historical loan loss experience, in accordance with SFAS No. 114, in each loan category, although a higher allocation weight may be used if current conditions indicate that loan losses may exceed historical experience.

      Additionally, a portion of the allowance is for inherent losses which probably exist as of the valuation date even though they may not have been identified by the objective processes used for the allocated portion of the allowance. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors. Some of the factors considered are changes in credit concentrations, loan mix, changes in underwriting practices, including the extent of portfolios of acquired institutions, historical loss experience and the general economic environment in the Company’s markets. While the total allowance is described as consisting of separate portions, these terms are primarily used to describe a process. All portions of the allowance are available to support inherent losses in the loan portfolio.

      The allowance for loan losses at December 31, 2003, was $245 million, or 1.41 percent of loans, compared with $233 million, or 1.41 percent of loans, at December 31, 2002, and $191 million, or 1.40 percent of loans, at December 31, 2001. The increase in the allowance, for both 2003 and 2002, was to provide adequate coverage for loan growth and to maintain the level of coverage based upon current economic conditions. As shown in the following table, net loan charge-offs in 2003 were $104 million, or 0.62 percent of average loans, compared with $95 million, or 0.63 percent of average loans, in 2002 and $81 million, or 0.62 percent of average loans, in 2001. Management believes that the allowance for loan losses at December 31, 2003 is adequate given past experience and the underlying strength of the loan portfolio.

      The following table sets forth information with respect to the Company’s loans and the allowance for loan losses for the last five years.

Summary of Loan Loss Experience

	2003	2002	2001	2000	1999

	(in Thousands)
Average loans outstanding during the year	$16,796,188	$15,100,844	$13,008,761	$12,112,471	$10,835,016

Allowance for loan losses, beginning of year	$232,830	$191,393	$167,288	$151,211	$141,609
Charge-offs:
Commercial, financial and agricultural	23,078	26,608	37,769	24,548	6,284
Commercial real estate — mortgage	2,836	3,155	796	196	247
Real estate — construction	2,290	3,735	1,487	140	161
Residential real estate — mortgage	1,547	1,887	1,672	1,182	721
Equity lines of credit	2,973	1,343	462	34	45
Equity loans	5,065	2,926	890	270	8
Credit card	36,248	35,296	23,375	17,931	14,818
Consumer installment — direct	15,825	11,376	11,595	11,092	8,458
Consumer installment — indirect	33,865	23,061	16,613	13,800	9,698

Total	123,727	109,387	94,659	69,193	40,440
Recoveries:
Commercial, financial and agricultural	5,285	2,759	2,168	2,202	2,670
Commercial real estate — mortgage	149	211	116	23	280
Real estate — construction	472	54	3	5	4
Residential real estate — mortgage	207	390	236	160	115
Equity lines of credit	54	127	4	4	3
Equity loans	198	18	—	—	—
Credit card	2,038	2,015	2,086	1,881	1,670
Consumer installment — direct	4,786	4,570	3,985	3,279	2,865
Consumer installment — indirect	6,271	4,349	4,975	4,578	3,451

Total	19,460	14,493	13,573	12,132	11,058

Net charge-offs	104,267	94,894	81,086	57,061	29,382
Provision charged to income	119,681	136,331	106,241	65,578	35,201
Allowance for loans acquired (sold/securitized)	(3,362)	—	(1,050)	7,560	3,783

Allowance for loan losses, end of year	$244,882	$232,830	$191,393	$167,288	$151,211

Net charge-offs to average loans outstanding	.62%	.63%	.62%	.47%	.27%

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

Allocation of Allowance for Loan Losses

	December 31

	2003		2002		2001		2000		1999

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	(in Thousands)
Commercial, financial and agricultural	$59,308	20.9%	$57,685	22.4%	$54,400	27.0%	$66,454	29.7%	$61,789	29.3%
Real estate — construction	22,119	14.4	28,123	15.3	26,720	16.9	26,587	18.7	18,562	16.2
Real estate — mortgage:
Residential	14,420	22.1	14,188	24.2	8,498	20.7	5,561	18.4	3,233	22.3
Commercial	31,746	22.2	23,642	19.5	18,787	17.6	18,760	17.5	17,289	16.2
Consumer	117,289	20.4	109,192	18.6	82,988	17.8	49,926	15.7	50,338	16.0

	$244,882	100.0%	$232,830	100.0%	$191,393	100.0%	$167,288	100.0%	$151,211	100.0%

Nonperforming Assets

      Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed real estate. It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or commercial real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer loans, including residential real estate loans, is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. Credit card loans and the related accrued interest are charged off before the end of the month when the loan becomes 180 days past due. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

      Nonperforming assets at December 31, 2003, were $95 million, a decrease of $4 million from year-end 2002. Nonperforming loans decreased $16 million from year-end 2002 to $66 million. Other real estate owned (“ORE”) increased $12 million from year-end 2002. The increase in ORE coincides with the increase in consumer real estate lending.

      In addition to nonperforming assets, the Company has loans where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to fully comply with their present loan repayment terms at December 31, 2003. These loans, although currently performing, could be nonperforming and be placed on nonaccrual status in the future. Two such loans existed at December 31, 2003, in the approximate amount of $10 million. Interest was paid up to date as of December 31, 2003, but management has identified these loans as high-risk of going to nonaccrual status in the future.

      The recorded investment in impaired loans at December 31, 2003 was $55 million and at December 31, 2002 was $60 million. The Company had specific allowance amounts related to those loans of $12 million and $10 million, respectively. There were no impaired loans without a specific allowance at December 31, 2003 or 2002. The average investment in these loans for the years ended December 31, 2003 and 2002 amounted to $58 million and $59 million, respectively.

      Accruing loans past due 90 days or more were $26 million compared to $17 million at the end of 2002. The majority of the increase in accruing loans past due 90 days or more was due to a single loan in the amount of $6.4 million. At December 31, 2003, this loan had matured but the borrower was in bankruptcy. The borrower had continued to make interest payments in accordance with the matured loan agreement. After year-end, the borrower came out of bankruptcy proceedings and the loan was renewed. Other foreclosed or repossessed assets at year-end 2003 totaled approximately $427,000.

      The following table summarizes the Company’s nonperforming assets for each of the last five years.

Nonperforming Assets

	December 31

	2003	2002	2001	2000	1999

	(in Thousands)
Nonacccrual loans	$65,870	$81,671	$65,470	$86,168	$75,565
Renegotiated loans	218	38	327	84	239

Total nonperforming loans	66,088	81,709	65,797	86,252	75,804
Other real estate	29,014	17,300	26,478	15,476	7,341

Total nonperforming assets	$95,102	$99,009	$92,275	$101,728	$83,145

Accruing loans 90 days or more past due	$26,159	$16,907	$17,577	$19,884	$13,403
Total nonperforming loans as a percentage of loans	.38%	.50%	.48%	.70%	.66%
Total nonperforming assets as a percentage of loans and ORE	.55	.60	.67	.83	.72
Accruing loans 90 days or more past due as a percentage of loans	.15	.10	.13	.16	.12

      Details of nonaccrual loans at December 31, 2003, 2002 and 2001 appear below:

	2003	2002	2001

	(in Thousands)
Principal balance	$65,870	$81,671	$65,470
Interest that would have been recorded under original terms	6,228	7,979	7,719
Interest actually recorded	2,736	4,007	3,522

Noninterest Income

      Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, profits and commissions earned through securities and insurance sales and corporate and correspondent investment sales. In addition, gains and losses realized from the sale of investment portfolio securities are included in noninterest income. Noninterest income totaled $526 million in 2003, an increase of 19 percent from the prior year, and $441 million in 2002, an increase of 17 percent from that reported in 2001.

      Fee income from service charges on deposit accounts increased 26 percent in 2003 and 24 percent in 2002. The increases in service charges on deposit accounts were primarily due to the success of the Company’s deposit strategy to increase transaction accounts, a revised pricing matrix and increased revenues from the Company’s cash management services.

      Credit card service charge and fee income increased 17 percent in 2003 after an increase of 30 percent in 2002. Increases in interchange income, merchants’ discounts and the volume of both credit and debit card accounts resulted in the increases in income for both 2003 and 2002. These increases reflected management’s efforts to increase income from these services.

      Insurance commissions increased by approximately $23 million to $44 million in 2003, from $21 million in 2002. Income from this line item is primarily generated through commissions on the sales of insurance, primarily property and casualty, and other related products. The Company expanded its insurance business in 2003 and 2002, acquiring six separate insurance companies throughout its geographic markets.

      Corporate and correspondent investment sales increased 11 percent to $29 million in 2003, from $26 million in 2002 and $22 million in 2001. Income from this line item is primarily generated through commissions on the sales of bonds to approximately 750 correspondent banks and matched interest rate protection contracts to corporate customers. Changes in the corporate and correspondent investment sales in future years cannot be predicted accurately because of the uncertainty of changes in market conditions.

      Retail investment sales income, comprised primarily of mutual fund and annuity sales income, increased 5 percent in 2003 after increasing 12 percent in 2002. The 2003 increase reflected management’s efforts to increase sales in this area.

      Asset management fees increased nine percent in 2003 after a decrease of two percent in 2002. Assets under administration, which is the primary driver of income, were $11.0 billion, $10.1 billion and $9.6 billion at December 31, 2003, 2002 and 2001, respectively.

      Income from bank owned life insurance is directly attributable to the increase in the cash surrender value of the underlying policies for both 2003 and 2002.

Noninterest Expense

      Noninterest expense totaled $798 million in 2003, an increase of 6 percent from the prior year, and $752 million in 2002, an increase of 10 percent from that reported in 2001. This increase in 2003 is due primarily to an increase in salaries, benefits and commissions from acquisition activity and the addition of new banking centers. The number of full time equivalent employees increased by 512 employees from December 31, 2002 to 7,701 at December 31, 2003 and increased by 127 employees from December 31, 2001 to 7,189 at December 31, 2002. The increases in both 2003 and 2002 are primarily the result of expansion through both insurance agency acquisitions and the opening of new banking centers throughout both 2003 and 2002.

      Equipment expense increased 11 percent in 2003 and 9 percent in 2002. The increases in equipment expense were primarily attributable to the Company’s expansion in existing markets as discussed above. Net occupancy expense increased by eight percent in 2003 following a seven percent increase in 2002. The increases in both 2003 and 2002 were due principally to the opening of new banking centers, normal renovation of existing properties and acquisitions.

      Marketing expense increased $4 million in 2003 and $9 million in 2002. The increases in marketing expense reflect a focused strategy to build the Company’s market presence in a number of its newer markets as well as increase brand awareness throughout all of the Company’s markets. The increases in communications expense of $2 million in current year and $3 million in the prior year are related to acquisition activity and the addition of new banking centers.

      Amortization of intangibles decreased 20 percent or $2 million in 2003 and decreased 63 percent in 2002. The decrease in the current year is due to lower core deposit amortization from bank acquisitions completed in prior years. The decrease in the prior year is the result of the Financial Accounting Standards Board issuance of new guidance on the amortization of goodwill acquired through acquisitions.

      Merger and integration expenses decreased by $1 million in 2003 after decreasing $4 million in 2002. The decreases in 2003 and 2002 were the result of a shift in acquisition strategy from primarily bank acquisitions at the end of 2000 to nonbank acquisitions beginning in 2001 and continuing through 2003 with the acquisition of Mueller, MM&T and Apogee. The nonbank acquisitions typically result in less integration expense than bank acquisitions. Merger and integration expenses include compensation expenses, professional services, data processing systems conversion costs and broker fees incurred.

      Other noninterest expense decreased 9 percent in 2003 after a 13 percent increase in 2002. The increase in 2002 and decrease in 2003 were primarily the result of higher than average expenses related to other real estate during 2002.

Income Taxes

      Income tax expense increased $14 million, or eight percent, to $176 million for the year ended December 31, 2003. The effective tax rate as a percentage of pretax income was 34.0 percent in 2003 and 34.1 percent in both 2002 and 2001. The statutory federal rate was 35 percent during 2003, 2002 and 2001. For further information concerning the provision for income taxes, refer to Note 16, Income Taxes, in the Notes to Consolidated Financial Statements.

Accounting Issues

Accounting for Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 was effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on future operations.

Accounting for Gains & Losses from the Extinguishment of Debt Instruments

      On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections. SFAS No. 145 relates to the recording of gains and losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary items. SFAS No. 145 was effective for fiscal years beginning on or after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on future operations.

Accounting for Costs Associated with Exit or Disposal Activities

      On July 31, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 were effective after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on future operations.

Accounting for Stock-Based Compensation-Transition and Disclosure

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

      The transition guidance and annual disclosure provisions of SFAS 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Disclosures required by this standard are in Note 1, Summary of Significant Accounting Policies-Stock-Based Compensation, in

the Notes to Consolidated Financial Statements. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of Accounting Policy Bulletin (“APB”) Opinion No. 25. See Note 13, Stock-Based Compensation, in the Notes to Consolidated Financial Statements, for further discussion of the Company’s stock-based plans.

Accounting and Reporting for Derivative Instruments

      On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 were effective for fiscal quarters beginning after June 15, 2003. The Company adopted SFAS No. 149 on July 1, 2003. The adoption of this standard did not have a material impact on operations.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      On May 30, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective for fiscal periods beginning after June 15, 2003. However, on November 7, 2003, FASB issued FASB Staff Position (“FSP”) FAS 150-3, which deferred the effective date for portions of SFAS 150 indefinitely. Management does not believe the provisions of this standard, neither the effective nor deferred provisions, will have a material impact on the results of future operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

      On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation were effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement were effective on a prospective basis for guarantees that were issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. See Note 11, Commitments, Contingencies and Guarantees, and Note 15, Business Combinations and Divestitures, in the Notes to Consolidated Financial Statements, for additional discussion of the Company’s financial guarantees. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on future operations.

Consolidation of Variable Interest Entities

      On January 15, 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated in the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN

46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. Compass’ securitization structures, as of December 31, 2003, meet QSPE standards, and therefore, will not be affected by the adoption of FIN 46 or FIN 46R.

      Additionally, in June 2003, the FASB issued a proposed amendment to SFAS 140, which would amend the requirements for QSPE status. Sunbelt would no longer meet QSPE requirements if the proposed amendment is finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue off-balance sheet treatment.

      The adoption of FIN 46R caused the Company to deconsolidate its subsidiary business trusts’ mandatorily redeemable preferred capital securities, previously classified as Capital Securities, and classify the underlying debentures to Other Borrowings. See Note 8, Federal Home Loan Bank (“FHLB”) and Other Borrowings, for reclassification and Note 9, Capital Securities and Preferred Stock, for a further discussion.

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

Report of Independent Auditors

To the Board of Directors and Shareholders of Compass Bancshares, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 1 and 5 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      As discussed in Notes 1, 8 and 9 to the consolidated financial statements, on December 31, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (Revised December, 2003).

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 16, 2004

Compass Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31

	2003	2002

	(in Thousands)
Assets
Cash and due from banks	$726,492	$734,540
Federal funds sold and securities purchased under agreements to resell	78,165	24,822
Trading account assets	59,024	63,590
Investment securities available for sale	4,375,208	4,783,696
Investment securities held to maturity (fair value of $2,949,023 and $490,518 for 2003 and 2002, respectively)	2,936,344	475,445
Loans	17,365,802	16,481,320
Allowance for loan losses	(244,882)	(232,830)

Net loans	17,120,920	16,248,490
Premises and equipment, net	527,295	491,884
Bank owned life insurance	409,188	392,144
Goodwill	293,839	283,835
Other assets	436,638	427,143

Total assets	$26,963,113	$23,925,589

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$4,627,153	$3,964,471
Interest bearing	11,060,670	11,170,916

Total deposits	15,687,823	15,135,387
Federal funds purchased and securities sold under agreements to repurchase	4,118,624	1,343,200
Other short-term borrowings	263,537	290,939
FHLB and other borrowings	4,827,814	4,900,132
Accrued expenses and other liabilities	193,432	324,429

Total liabilities	25,091,230	21,994,087
Shareholders’ equity:
Preferred stock (25,000,000 shares authorized)	—	—
Common stock of $2 par value:
Authorized — 300,000,000 shares in 2003 and 2002
Issued — 131,569,085 shares in 2003 and 130,412,173 shares in 2002	263,138	260,824
Treasury stock, at cost (9,482,900 shares in 2003 and 4,295,758 shares in 2002)	(317,669)	(129,415)
Surplus	227,404	199,907
Loans to finance stock purchases	(809)	(1,563)
Unearned restricted stock	(6,485)	(2,877)
Accumulated other comprehensive income	37,306	136,109
Retained earnings	1,668,998	1,468,517

Total shareholders’ equity	1,871,883	1,931,502

Total liabilities and shareholders’ equity	$26,963,113	$23,925,589

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31

	2003	2002	2001

	(in Thousands Except Per Share Data)
Interest income:
Interest and fees on loans	$983,522	$1,035,739	$1,067,484
Interest on investment securities available for sale	223,574	308,841	390,030
Interest on investment securities held to maturity	69,217	41,025	57,784
Interest on federal funds sold and securities purchased under agreements to resell	485	508	686
Interest on trading account assets	489	810	1,737

Total interest income	1,277,287	1,386,923	1,517,721
Interest expense:
Interest on deposits	164,049	239,694	416,495
Interest on federal funds purchased and securities sold under agreements to repurchase	30,104	37,341	99,637
Interest on other short-term borrowings	987	2,544	7,475
Interest on FHLB and other borrowings	172,617	182,489	168,255

Total interest expense	367,757	462,068	691,862

Net interest income	909,530	924,855	825,859
Provision for loan losses	119,681	136,331	106,241

Net interest income after provision for loan losses	789,849	788,524	719,618
Noninterest income:
Service charges on deposit accounts	241,419	191,642	155,008
Credit card service charges and fees	60,067	51,220	39,523
Insurance commissions	44,024	21,452	4,110
Corporate and correspondent investment sales	28,957	25,997	22,263
Retail investment sales	27,440	26,105	23,397
Asset management fees	21,994	20,149	20,614
Bank owned life insurance	16,928	18,839	18,564
Investment securities gains (losses), net	(43)	4,233	7,583
Other	85,398	81,426	85,316

Total noninterest income	526,184	441,063	376,378
Noninterest expense:
Salaries, benefits and commissions	429,486	391,056	346,275
Equipment	72,302	65,429	60,137
Net occupancy	61,607	57,137	53,294
Professional services	56,518	53,146	46,095
Marketing	31,946	28,290	19,634
Communications	24,548	22,140	19,402
Amortization of intangibles	7,302	9,175	24,709
Merger and integration	1,853	2,842	7,131
Other	112,321	123,214	109,093

Total noninterest expense	797,883	752,429	685,770

Net income before income tax expense	518,150	477,158	410,226
Income tax expense	176,282	162,759	139,829

Net income	$341,868	$314,399	$270,397

Basic earnings per share	$2.74	$2.46	$2.13
Basic weighted average shares outstanding	124,656	127,575	127,617
Diluted earnings per share	$2.69	$2.42	$2.11
Diluted weighted average shares outstanding	127,186	129,850	129,138

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2003, 2002 and 2001

					Accumulated
					Other
					Comprehensive		Total	Comprehensive
	Common	Treasury		Retained	Income		Shareholders’	Income
	Stock	Stock	Surplus	Earnings	(Loss)	Other	Equity	(Loss)

	(in Thousands)
Balance, December 31, 2000	$255,558	$—	$145,801	$1,129,141	$(16,796)	$(3,700)	$1,510,004
Net income — 2001	—	—	—	270,397	—	—	270,397	$270,397
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	43,739	—	43,739	43,739
Net change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	42,995	—	42,995	42,995

Comprehensive income								$357,131

Common dividends declared ($0.92 per share)	—	—	—	(117,664)	—	—	(117,664)
Exercise of stock options and other issuances	1,757	—	12,615	(39)	—	—	14,333
Issuance of restricted stock	207	—	2,053	—	—	(2,260)	—
Cancellation of restricted stock	(2)	—	(28)	—	—	30	—
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(1,622)	(1,622)
Repurchase of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	—	—	—	1,766		—	1,766
Amortization of restricted stock	—	—	—	—	—	1,839	1,839
Purchase of treasury stock	—	(50,146)	—	—	—	—	(50,146)

Balance, December 31, 2001	257,520	(50,146)	160,441	1,283,601	69,938	(5,713)	1,715,641
Net income — 2002	—	—	—	314,399	—	—	314,399	$314,399
Net change in unrealized gain on securities available for sale, net of tax	—	—	—	—	72,515	—	72,515	72,515
Net change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	(6,344)	—	(6,344)	(6,344)

Comprehensive income								$380,570

Common dividends declared ($1.00 per share)	—	—	—	(127,893)	—	—	(127,893)
Exercise of stock options and other issuances	3,112	—	32,400	(1,590)	—	—	33,922
Issuance of restricted stock	192	—	2,572	—	—	(2,764)	—
Issuance of treasury stock for acquisitions and benefit plans	—	47,198	4,494	—	—	—	51,692
Repayments on loans to finance stock purchases, net of advances	—	—	—	—	—	1,836	1,836
Amortization of restricted stock	—	—	—	—	—	2,201	2,201
Purchase of treasury stock	—	(126,467)	—	—	—	—	(126,467)

Balance, December 31, 2002	260,824	(129,415)	199,907	1,468,517	136,109	(4,440)	1,931,502
Net income — 2003	—	—	—	341,868	—	—	341,868	$341,868
Net change in unrealized gain on securities available for sale, net of tax	—	—	—	—	(68,238)	—	(68,238)	(68,238)
Net change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	(30,565)	—	(30,565)	(30,565)

Comprehensive income								$243,065

Common dividends declared ($1.12 per share)	—	—	—	(140,450)	—	—	(140,450)
Exercise of stock options and other issuances	1,974	—	22,077	(937)	—	—	23,114
Issuance of restricted stock	340	—	6,206	—	—	(6,546)	—
Issuance of treasury stock for acquisitions and benefit plans	—	22,479	(786)	—	—	—	21,693
Repayments on loans to finance stock purchases, net of advances	—	—	—	—	—	754	754
Amortization of restricted stock	—	—	—	—	—	2,938	2,938
Purchase of treasury stock	—	(210,733)	—	—	—	—	(210,733)

Balance, December 31, 2003	$263,138	$(317,669)	$227,404	$1,668,998	$37,306	$(7,294)	$1,871,883

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31

	2003	2002	2001

	(in Thousands)
Operating Activities:
Net income	$341,868	$314,399	$270,397
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	114,562	116,687	99,446
Accretion of discount and loan fees	(17,033)	(29,137)	(19,617)
Provision for loan losses	119,681	136,331	106,241
Net change in trading account securities	4,566	(1,379)	(4,120)
Deferred tax expense (benefit)	(880)	13,266	(38,826)
Net (gain) loss on sale of investment securities available for sale	43	(4,233)	(7,583)
Gain on sale of branches	(2,128)	—	—
(Increase) decrease in other assets	(86,032)	33,796	(48,174)
Increase (decrease) in other liabilities	(65,852)	(42,249)	55,141

Net cash provided by operating activities	408,795	537,481	412,905
Investing Activities:
Proceeds from maturities/calls of investment securities held to maturity	706,752	427,860	282,613
Purchases of investment securities held to maturity	—	(201,400)	(31,343)
Proceeds from sales of investment securities available for sale	268,263	582,274	781,085
Proceeds from maturities/calls of investment securities available for sale	2,229,999	2,072,280	1,847,669
Purchases of investment securities available for sale	(4,237,230)	(798,003)	(3,326,269)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(53,343)	(5,621)	144,695
Net increase in loan portfolio	(2,197,523)	(2,863,844)	(1,789,768)
Net cash paid in acquisitions/dispositions	(24,382)	(5,292)	—
Purchases of premises and equipment	(87,849)	(83,587)	(38,921)
Proceeds from sales of other real estate owned	23,455	17,716	8,896

Net cash used by investing activities	(3,371,858)	(857,617)	(2,121,343)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	1,191,274	771,239	945,347
Net increase (decrease) in time deposits	(562,019)	620,799	(2,033,900)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	2,775,424	(1,579,602)	1,310,897
Net increase (decrease) in other short-term borrowings	(36,856)	(260,368)	388,036
Proceeds from FHLB advances and other borrowings	1,300,000	800,000	1,472,501
Repayment of FHLB advances and other borrowings	(1,380,539)	(100,427)	(224,913)
Issuance (repurchase) of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	(12,000)	300,000	(29,044)
Common dividends paid	(139,376)	(128,183)	(117,760)
Purchase of treasury stock	(210,733)	(126,467)	(50,146)
Issuance of treasury stock for benefit plans, net	5,972	5,936	—
Repayment of loans to finance stock purchases	1,126	5,404	1,372
Proceeds from exercise of stock options	22,742	30,354	11,224

Net cash provided by financing activities	2,955,015	338,685	1,673,614

Net increase (decrease) in cash and due from banks	(8,048)	18,549	(34,824)
Cash and due from banks at beginning of the year	734,540	715,991	750,815

Cash and due from banks at end of the year	$726,492	$734,540	$715,991

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

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

Basis of Presentation

      The Consolidated Financial Statements include the accounts of Compass Bancshares, Inc. and its subsidiaries, Compass Bank, the Company’s lead bank subsidiary headquartered in Birmingham, Alabama, (“Compass Bank”), Central Bank of the South, (collectively, the “Subsidiary Banks”), Horizons Insurance Group, Inc. (“Horizons”), Schaefer-Smith-Ankeney Insurance, Inc. (“Schaefer-Smith-Ankeney”) and Maxson-Mahoney-Turner, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

      Compass Bank operates 376 banking centers in Alabama, Arizona, Colorado, Florida, New Mexico and Texas. The banking centers in Alabama are located throughout the state while its Florida banking centers are concentrated in the Jacksonville area and in the Florida panhandle. In Texas, the banking centers are primarily located in the state’s four largest metropolitan areas of Houston, Dallas, San Antonio and Austin. The Arizona operations are primarily located in Tucson and Phoenix. The New Mexico banking centers are concentrated around the Albuquerque metropolitan area. The Colorado banking centers are concentrated around the Denver metropolitan area. See Note 19, Segment Information, for additional discussion of the Company’s business.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, the most significant of which relates to the allowance for loan losses. Actual results could differ from those estimates.

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

      Fair values of trading account securities, investment securities held to maturity and investment securities available for sale are based primarily on quoted, or other independent, market prices. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics or discounted cash flows.

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

Loans

      All loans are stated at principal outstanding. Interest income on loans is recognized on the level yield method. Loan fees, net of direct costs, are reflected as an adjustment to the yield of the related loan over the term of the loan. The Company does not have a concentration of loans to any one industry.

      It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or commercial real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer loans, including residential real estate loans, is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. Credit card loans and the related accrued interest are charged off before the end of the month when the loan becomes 180 days past due. When a loan is placed on a nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

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
December 31, 2003, 2002 and 2001

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

Intangibles

      Other identifiable intangible assets are included in other assets in the Consolidated Balance Sheets. Other identifiable intangibles are amortized over a period based on the life of the intangible, generally 10 years for core deposits and up to 25 years for other customer intangibles. Other customer intangibles are amortized using the straight-line method and core deposit intangibles are amortized using accelerated methods. The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 resulted in the Company no longer amortizing goodwill. Prior to 2002, goodwill was amortized over a period not greater than 25 years. Goodwill is now tested for impairment annually. There has been no impairment resulting from impairment tests.

Other Real Estate Owned

      Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of outstanding principal balance or fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, such assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations are included in other noninterest expense.

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

Accounting for Derivatives and Hedging Activities

      As part of the Company’s overall interest rate risk management, the Company uses derivative instruments, including interest rate swaps, caps and floors. All derivative instruments are recognized on the balance sheet at their fair value. Fair values are estimated using pricing models. On the date the derivative instrument contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) “held for trading” (“trading” instruments). Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in the then-current-period earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income in the shareholders’ equity section of the Consolidated Balance Sheets, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivative trading instruments are reported in the then-current-period earnings.

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

      The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative instrument expires or is sold, terminated or exercised; (3) the derivative instrument is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment or (5) management determines that designation of the derivative instrument as a hedge instrument is no longer appropriate.

      When hedge accounting is discontinued because it is determined that the derivative instrument no longer qualifies as an effective fair-value hedge, the derivative instrument will continue to be carried on the balance sheet at its fair value and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative instrument will continue to be carried on the balance sheet at its fair value and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in the then-current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When the derivative instrument is dedesignated, terminated or sold, any gain or loss will remain in accumulated other comprehensive income and will be reclassified into earnings over the same period during which the underlying hedged item affects earnings. In all other situations in which hedge accounting is discontinued, the derivative instrument will be carried at its fair value on the balance sheet, with changes in its fair value recognized in the then-current-period earnings.

Securitization and Sales of Receivables

      When the Company sells receivables in securitizations of automobile loans, equity loans and residential mortgage loans, it may retain one or more senior tranches, subordinated tranches, servicing rights and in some cases a cash reserve account and interest-only strips, all of which are retained interests in the securitized receivables. Gains or losses on sale of the receivables depend in part on the previous carrying amount of the

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Subsequent to the sales, certain retained interests are carried at fair value as investment securities available for sale. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Company generally estimates fair value based on the present value of future expected cash flows using management’s estimates of the key assumptions, including: credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

Reclassifications

      Certain reclassifications of prior years’ amounts have been made to conform to current year presentation. Such reclassifications had no effect on net income or shareholders’ equity.

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

Stock-Based Compensation

      At December 31, 2003, the Company had three long-term incentive stock option plans and one employee stock purchase plan, which are described more fully in Note 13, Stock Based Compensation. The Company accounts for those plans under the recognition and measurement principles of Accounting Principals Bulletin Opinion 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income for these plans. Under APB 25 no compensation expense is recognized.

      Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 3.10 percent, 4.37 percent and 3.66 percent; expected dividend yields of 4.78 percent, 4.60 percent and 4.49 percent; volatility factors of the expected market price of the Company’s common stock of 0.309, 0.300 and 0.427 and a weighted-average expected life of the options of 5.0 years, 5.0 years and 3.5 years.

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

      The Company’s options granted in 2003 vest 50 percent at the end of the first year and 25 percent at the end of each of the next two years. The Company’s options granted in 2002 and earlier vested 25 percent at the date of grant and 25 percent at the end of each year over a period of three years. The compensation expense related to these options has been allocated over the vesting period for purposes of pro forma disclosures. Options expire ten years after the date of grant.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

      The Company’s actual and pro forma information follows (in thousands except per share data):

	Year Ended December 31

	2003	2002	2001

Net income:
As reported	$341,868	$314,399	$270,397
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(10,791)	(14,488)	(8,362)

Pro forma net income	$331,077	$299,911	$262,035

Basic earnings per share:
As reported	$2.74	$2.46	$2.13
Pro forma	2.66	2.35	2.07
Diluted earnings per share:
As reported	$2.69	$2.42	$2.11
Pro forma	2.60	2.31	2.04

Recently Issued Accounting Standards

Accounting for Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 was effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on future operations.

Accounting for Gains & Losses from the Extinguishment of Debt Instruments

      On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections. SFAS No. 145 relates to the recording of gains and losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary items. SFAS No. 145 was effective for fiscal years beginning on or after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on future operations.

Accounting for Costs Associated with Exit or Disposal Activities

      On July 31, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 were effective after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on future operations.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

Accounting for Stock-Based Compensation-Transition and Disclosure

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

      The transition guidance and annual disclosure provisions of SFAS 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Disclosures required by this standard are in Note 1, Summary of Significant Accounting Policies-Stock-Based Compensation, in the Notes to Consolidated Financial Statements. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of Accounting Policy Bulletin (“APB”) Opinion No. 25. See Note 13, Stock-Based Compensation, for further discussion of the Company’s stock-based plans.

Accounting and Reporting for Derivative Instruments

      On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 were effective for fiscal quarters beginning after June 15, 2003. The Company adopted SFAS No. 149 on July 1, 2003. The adoption of this standard did not have a material impact on operations.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      On May 30, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective for fiscal periods beginning after June 15, 2003. However, on November 7, 2003, FASB issued FASB Staff Position (“FSP”) FAS 150-3, which deferred the effective date for portions of SFAS 150 indefinitely. Management does not believe the provisions of this standard, neither the effective nor deferred provisions, will have a material impact on the results of future operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

      On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation were effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement were effective on a prospective basis for guarantees that were issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. See Note 11, Commitments, Contingencies and Guarantees, and Note 15, Business Combinations and Divestitures, for additional discussion of the Company’s financial guarantees. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on future operations.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

Consolidation of Variable Interest Entities

      On January 15, 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. Compass’ securitization structures, as of December 31, 2003, meet QSPE standards, and therefore, will not be affected by adoption the of FIN 46 or FIN 46R.

      Additionally, in June 2003, the FASB issued a proposed amendment to SFAS 140, which would amend the requirements for QSPE status. Sunbelt would no longer meet QSPE requirements if the proposed amendment is finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue off-balance sheet treatment.

      The adoption of FIN 46R caused the Company to deconsolidate its subsidiary business trusts’ manditorily redeemable preferred capital securities, previously classified as Capital Securities, and classify the underlying debentures to Other Borrowings. See Note 8, Federal Home Loan Bank (“FHLB”) and Other Borrowings, for reclassification and Note 9, Capital Securities and Preferred Stock, for a further discussion.

(2) Investment Securities Held to Maturity and Investment Securities Available for Sale

      The following table presents the adjusted cost and approximate fair value of investment securities held to maturity and investment securities available for sale at December 31, 2003 and 2002.

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

		(in Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$72,696	$72,548	$87	$90
Mortgage-backed pass-through securities	1,362,745	1,377,698	163,748	170,894
Collateralized mortgage obligations	883,625	880,464	267,219	272,853
Asset-backed securities	510,892	508,985	—	—
States and political subdivisions	105,886	108,828	43,791	46,081
Other	500	500	600	600

Total	$2,936,344	$2,949,023	$475,445	$490,518

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

	2003		2002

	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost

		(in Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$42,746	$41,442	$131,200	$124,264
Mortgage-backed pass-through securities	830,699	796,688	1,666,878	1,593,399
Collateralized mortgage obligations	3,086,743	3,067,083	2,510,420	2,431,841
Asset-backed securities and corporate bonds	3,716	3,638	50,702	50,181
States and political subdivisions	11,329	11,007	96,880	93,444
Other	173,642	172,978	100,019	100,019
Equity securities	226,333	226,314	227,597	227,578

Total	$4,375,208	$4,319,150	$4,783,696	$4,620,726

      At December 31, 2003 approximately $1.1 billion of investment securities held to maturity and $3.8 billion of investment securities available for sale were pledged to secure public deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law. The following table details unrealized gains and losses on investment securities held to maturity and investment securities available for sale as of December 31, 2003 and 2002.

	2003		2002

	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

	(in Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$96	$244	$3	$—
Mortgage-backed pass-through securities	18,560	3,607	7,154	8
Collateralized mortgage obligations	3,227	6,388	5,638	4
Asset-backed securities	—	1,907	—	—
States and political subdivisions	2,942	—	2,290	—
Other	—	—	—	—

Total	$24,825	$12,146	$15,085	$12

Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$1,314	$10	$6,936	$—
Mortgage-backed pass-through securities	35,038	1,027	73,479	—
Collateralized mortgage obligations	29,345	9,685	78,579	—
Asset-backed securities and corporate bonds	78	—	521	—
States and political subdivisions	392	70	3,437	1
Other	664	—	—	—
Equity securities	19	—	19	—

Total	$66,850	$10,792	$162,971	$1

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

      Those investment securities available for sale which have an unrealized loss position at December 31, 2003, are detailed below:

	Securities impaired for		Securities impaired for
	less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

			(in Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$455	$10	$—	$—	$455	$10
Mortgage-backed pass-through securities	145,126	1,027	—	—	145,126	1,027
Collateralized mortgage obligations	1,379,658	9,685	—	—	1,379,658	9,685
Asset-backed securities and corporate bonds	—	—	—	—	—	—
States and political subdivisions	1,346	70	—	—	1,346	70
Other	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

Total	$1,526,585	$10,792	$—	$—	$1,526,585	$10,792

      Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses reported for collateralized mortgage obligations relate primarily to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and individually were less than one percent of their respective amortized cost. The unrealized losses associated with the mortgage-backed securities relate primarily to securities issued by FNMA and FHLMC. These unrealized losses were also mainly attributed to changes in interest rates and were individually less than one percent of their respective amortized cost.

      The maturities of the securities portfolios are presented in the following tables.

	2003

	Carrying	Fair
	Amount	Value

	(in Thousands)
Investment securities held to maturity:
Maturing within one year	$5,496	$5,570
Maturing after one but within five years	579,316	578,950
Maturing after five but within ten years	48,110	48,423
Maturing after ten years	57,052	57,918

	689,974	690,861
Mortgage-backed securities and collateralized mortgage obligations	2,246,370	2,258,162

Total	$2,936,344	$2,949,023

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

	2003

	Fair	Amortized
	Value	Cost

	(in Thousands)
Investment securities available for sale:
Maturing within one year	$350,903	$350,851
Maturing after one but within five years	71,520	69,202
Maturing after five but within ten years	824	815
Maturing after ten years	34,519	34,511

	457,766	455,379
Mortgage-backed securities and collateralized mortgage obligations	3,917,442	3,863,771

Total	$4,375,208	$4,319,150

      There were gross gains of $186,000 and gross losses of $229,000 on sales of investment securities available-for-sale during 2003. There were gross gains of $5.7 million and $8.8 million in 2002 and 2001, respectively, and gross losses of $1.5 and $1.2 million in 2002 and 2001. The Company realized a loss of $49,000 in 2002 and recognized a gain of $60,000 in 2001 on transfers of securities from the available for sale portfolio to the trading account portfolio. Also, during 2003, the Company transferred approximately $2.8 billion of investment securities available for sale to investment securities held to maturity. The Company has both the ability and intent to hold these securities until maturity. No gain or loss was recognized on the transfer of investment securities available for sale to investment securities held to maturity.

(3) Loans and Allowance for Loan Losses

      The following table presents the composition of the loan portfolio at December 31, 2003 and 2002.

	2003	2002

	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,621,778	$3,693,454
Commercial real estate — construction	1,428,676	1,486,076
Commercial real estate — mortgage	3,856,793	3,214,712

Total commercial loans	8,907,247	8,394,242
Consumer loans:
Residential real estate — construction	1,081,339	1,045,504
Residential real estate — mortgage	1,656,388	1,685,176
Equity lines of credit	1,122,725	978,920
Equity loans	1,046,881	1,322,092
Credit card	485,487	462,252
Consumer installment — direct	435,326	455,976
Consumer installment — indirect	2,630,409	2,137,158

Total consumer loans	8,458,555	8,087,078

Total	$17,365,802	$16,481,320

      At December 31, 2003 approximately $1.8 billion of loans were pledged to secure deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

      A summary of the activity in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001

	(in Thousands)
Balance at beginning of year	$232,830	$191,393	$167,288
Provision charged to income	119,681	136,331	106,241
Allowance for loans sold/securitized	(3,362)	—	(1,050)
Loans charged off	(123,727)	(109,387)	(94,659)
Loan recoveries	19,460	14,493	13,573

Net charge offs	(104,267)	(94,894)	(81,086)

Balance at end of year	$244,882	$232,830	$191,393

      The recorded investment in impaired loans at December 31, 2003 and 2002 was $55 million and $60 million, respectively. The Company had specific allowance amounts related to those loans of $12 million and $10 million, respectively. There were no impaired loans without a specific allowance at December 31, 2003 or 2002. The average investment in these loans for the years ended December 31, 2003 and 2002 amounted to $58 million and $59 million, respectively.

      Nonperforming assets at December 31, 2003, 2002 and 2001 are detailed in the following table.

	December 31

	2003	2002	2001

	(in Thousands)
Nonaccrual loans	$65,870	$81,671	$65,470
Renegotiated loans	218	38	327

Total nonperforming loans	66,088	81,709	65,797
Other real estate	29,014	17,300	26,478

Total nonperforming assets	$95,102	$99,009	$92,275

      Details of nonaccrual loans at December 31, 2003, 2002 and 2001 appear below:

	2003	2002	2001

	(in Thousands)
Principal balance	$65,870	$81,671	$65,470
Interest that would have been recorded under original terms	6,228	7,979	7,719
Interest actually recorded	2,736	4,007	3,522

      Certain executive officers and directors of the Company and their associates were loan customers of the Company during 2003 and 2002. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral, and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 2003 and 2002, amounted to approximately $94.7 million and $79.2 million, respectively. Activity during 2003 in loans to related parties included loans of $44.8 million and payments of $29.3 million.

(4) Managed Loans

      In May of 2003, the Company securitized $750 million of equity loans and retained 100 percent of the beneficial interests and retained interests. The beneficial interests are AAA/ Aaa rated securities, by Standard & Poor’s and Moody’s, respectively, and the retained interests include an interest only strip and servicing asset.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

The value of the Company’s retained interests, which are subordinate to investors’ interests, are subject to credit, prepayment, and interest rate risks on the transferred financial assets. The beneficial interests is reflected as Investment Securities Held to Maturity, the interest only strip is reflected as Investment Securities Available for Sale and the servicing asset is reflected in Other Assets on the Company’s Consolidated Balance Sheet as of December 31, 2003. No gain or loss was recorded on the Company’s Consolidated Income Statement for the year ended December 31, 2003. In this securitization, the Company retained servicing responsibilities and receives annual servicing fees amounting to 50 basis points of the outstanding balance. The securitization trust has no recourse to the Company’s other assets for failure of debtors to pay when due.

      At December 31, 2003, key economic assumptions used in measuring the interest only strip and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

I/O Strip

Carrying amount/fair value of retained interests	$22,281
Weighted-average life (in years)	2.6
Prepayment speed assumption (annual rate)	30/36 CPR*
Impact on fair value of 10% adverse change	$(1,232)
Impact on fair value of 20% adverse change	$(2,360)
Expected credit losses (annual rate)	0.68%
Impact on fair value of 10% adverse change	$(556)
Impact on fair value of 20% adverse change	$(1,111)
Residual cash flows discount rate (annual)	10.0%
Impact on fair value of 10% adverse change	$(464)
Impact on fair value of 20% adverse change	$(915)

*	CPR – Constant Prepayment Rate

      These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent and 20 percent adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor will likely result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

      The recorded value of the servicing asset was $2.7 million at December 31, 2003. There was no valuation allowance on the originated servicing asset as of December 31, 2003. Additionally, there were no unrecognized servicing assets or liabilities, or, servicing assets or liabilities for which it is not practicable to estimate fair value.

      Following are the expected static pool credit losses:

	2003	2004	2005	2006	2007

Actual and Projected Credit Losses	0.11%	0.38%	0.23%	0.14%	0.08%

      Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

      In December 2003, the Company securitized $373 million of residential mortgage loans in a guaranteed mortgage securitization to Fannie Mae and retained 100 percent of the beneficial interests. The securitization trust is responsible for the first four percent of loan losses. The Company has recorded a reserve of $420,000 for estimated recourse; any additional losses will be absorbed by Fannie Mae. No gain or loss was recorded from this transaction in the Company’s Consolidated Income Statement for the year ended December 31, 2003. The beneficial interests are reflected as Investment Securities Held to Maturity on the Company’s Consolidated Balance Sheet as of December 31, 2003. In this securitization, the Company retains servicing responsibilities and receives annual servicing fees amounting to 25 basis points and 37.5 basis points on the outstanding balance of fixed rate and adjustable rate loans, respectively. Since the underlying securities are classified as held to maturity, no servicing asset has been recognized.

Term Securitization Sold

      The Company occasionally sells participations in the guaranteed portion of its Small Business Administration (“SBA”) loans to third parties or securitizes the loans and sells the securities representing the guaranteed portion. The Company does have recourse related to these sales. The Company also retains the unguaranteed portion of the loan or security and classifies this retained portion in loans. The Company retains servicing responsibilities and receives annual servicing fees. The Company recognized a gain of $4.1 million on the sale of SBA loans during 2003 and a loss of $100,000 on the sale of SBA loans during 2002.

Securitization Cash Flows

      The table below summarizes certain cash flows received from and paid to securitization trusts (in millions):

	Year Ended December 31

	2003	2002	2001

Proceeds from collections	$779	$702	$775
Servicing fees received	2	5	6

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

      The following table presents quantitative information about delinquencies, net credit losses and components of securitized financial assets and other assets managed (in thousands):

		Principal
		Amount of
	Total Principal	Nonaccrual and
	Amount	90 Days or More	Net Credit
	of Loans	Past Due Loans	Losses

December 31, 2003:
Loan category:
Commercial, financial and agricultural	$3,773,835	$30,468	$17,793
Commercial real estate — mortgage	3,856,793	19,974	2,687
Real estate — construction	2,510,015	10,594	1,818
Residential real estate	5,186,371	20,610	9,936
Credit card	485,487	11,161	34,210
Consumer installment	3,065,735	8,662	38,633

Total managed loans	18,878,236	$101,469	$105,077

Loans securitized and sold to third parties	(152,057)
Loans securitized and classified as investment securities held to maturity	(1,360,377)

Loans held in portfolio	$17,365,802

December 31, 2002:
Loan category:
Commercial, financial and agricultural	$3,824,800	$25,279	$23,849
Commercial real estate — mortgage	3,214,712	18,063	2,944
Real estate — construction	2,531,580	14,940	3,681
Residential real estate	4,905,603	24,450	5,621
Credit card	462,252	11,465	33,281
Consumer installment	2,622,663	13,737	25,655

Total managed loans	17,561,610	$107,934	$95,031

Loans securitized and sold to third parties	(131,346)
Loans securitized and classified as investment securities held to maturity	(948,944)

Loans held in portfolio	$16,481,320

(5) Goodwill and Other Acquired Intangible Assets

      The Company has four reporting units with goodwill, which include Corporate Banking with $135.7 million, Retail Banking with $95.6 million, Insurance with $55.3 million and Wealth Management with $7.2 million. During the year ended December 31, 2003, goodwill increased $9.3 million, $1.0 million and $72,000 within the Insurance, Corporate Banking and the Wealth Management reporting units, respectively, due to acquisition activity. The Retail reporting unit experienced a decrease in goodwill of $327,000 for the year ended December 31, 2003, due to a divestiture.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

      Each reporting unit was tested for impairment on January 1, 2002, when the Company initially adopted SFAS No. 142, and in the third quarter of both 2003 and 2002. The fair value of each reporting unit was estimated using the expected present value of future cash flows. This cash flow approach indicated that no impairment charge was required at any of the test dates.

      Intangible assets as of December 31, 2003 are detailed in the following table.

	As of December 31, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in Thousands)
Nonamortizing goodwill	$347,572	$(53,733)	$293,839

Amortizing intangible assets:
Core deposit intangibles	$70,259	$(54,906)	$15,353
Other customer intangibles	37,921	(8,859)	29,062

Total amortizing intangible assets	$108,180	$(63,765)	$44,415

      During the years ended December 31, 2003 and 2002, the Company recognized no amortization expense related to goodwill, and recognized $13.2 million of goodwill amortization expense for the year ended December 31, 2001. During the year ended December 31, 2003, the Company recognized $7.3 million in other intangible amortization expense and recognized $9.2 million and $11.5 million of other intangible amortization expense in the years ended December 31, 2002 and 2001, respectively. Aggregate amortization expense for the years ending December 31, 2004 through December 31, 2008 is estimated to be $6.4 million, $5.4 million, $4.1 million, $3.3 million and $3.0 million, respectively.

      If the nonamortization provisions of SFAS No. 142 were effective prior to 2002, net income for the year ended 2001 would have increased by $12 million from $270 million to $283 million and diluted earnings per share would have increased by $0.09 per share from $2.11 per share to $2.20 per share.

(6) Deposits

      Certificates of deposit of less than $100,000 and certificates of deposit of $100,000 or more each totaled $1.7 billion at December 31, 2003. At December 31, 2003, the scheduled maturities of certificates of deposit were as follows (in thousands):

2004	$1,769,465
2005	578,915
2006	117,078
2007	601,890
2008	205,035
Thereafter	174,877

Total	$3,447,260

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

(7) Short-Term Borrowings

      The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds and average interest rate at year-end.

	December 31

	2003		2002

		Average		Average
		Interest		Interest
	Ending	Rate At	Ending	Rate At
	Balance	Year-End	Balance	Year-End

		(in Thousands)
Federal funds purchased	$3,715,593	0.89%	$895,685	1.01%
Securities sold under agreements to repurchase	403,031	0.71	447,515	0.94

Total	4,118,624		1,343,200
Short sales	572	3.35	2,461	0.04
Commercial paper	73,512	0.50	76,928	0.76
Other short-term borrowings	189,453	0.70	211,550	0.92

Total	263,537		290,939

Total short-term borrowings	$4,382,161		$1,634,139

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
December 31, 2003, 2002 and 2001

(8) Federal Home Loan Bank (“FHLB”) and Other Borrowings

      The following table details the Company’s FHLB advances and other long-term borrowings at December 31, 2003 and 2002, including maturities and interest rates as of December 31, 2003.

		December 31
	Maturity
	Dates	2003	2002

		(in Thousands)
FHLB Advances:
LIBOR-based floating rate (weighted average rate of 3.92%)	2003-2007	$1,700,000	$2,300,000
CMS-based floating rate (weighted average rate of 2.27%)	2003-2012	1,300,000	400,000
Fixed rate, callable quarterly (weighted average rate of 4.69%)	2003-2014	988,742	1,294,052

Total FHLB Advances		3,988,742	3,994,052
Subordinated Debentures:
7% subordinated debentures	2003	—	75,000
8.375% subordinated debentures	2004	50,000	50,000
8.10% subordinated debentures	2009	165,000	165,000
6.45% subordinated debentures	2009	96,700	96,700
Fair value of hedged subordinated debentures		46,043	58,263
Discount		(1,226)	(1,501)

Total Subordinated Debentures		356,517	443,462
Capital Securities:
8.23% debentures payable to Compass Trust I*	2027	103,093	73,500
8.75% debentures payable to MB Capital I**	2028	—	12,000
9.38% debentures payable to FW Capital I*	2029	23,711	18,690
7.35% debentures payable to Compass Trust III*	2032	309,279	300,000
Fair value of hedged Capital Securities		27,760	39,622
Class B Preferred Stock		17,955	17,904

Total Capital Securities and Preferred Stock		481,798	461,716
8.25% mortgage payable	2008	757	902

		$4,827,814	$4,900,132

*	Majority of amounts qualify for Tier I Capital

**	All Capital Securities issued by MB Capital I were redeemed by the Company on April 1, 2003.

      At December 31, 2003, the FHLB advances are secured by first and second real estate mortgage loans and investment securities totaling $5.2 billion.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

      The following table presents maturity information for the Company’s FHLB and other borrowings as of December 31, 2003.

	FHLB	Subordinated	Capital	Mortgage
	Advances	Debentures	Securities	Payable

		(in Thousands)
Maturing:
2004*	$300,000	$51,947	$—	$156
2005	1,200,000	—	—	170
2006	600,000	—	—	186
2007	100,000	—	—	202
2008	410,575	—	—	43
Thereafter*	1,378,167	304,570	481,798	—

Total	$3,988,742	$356,517	$481,798	$757

*	Includes the fair value of hedged subordinated debentures and capital securities.

(9) Capital Securities and Preferred Stock

Capital Securities

      The Company currently has three subsidiary business trusts (Compass Trust I, Compass Trust III and FW Capital I) which have issued mandatorily redeemable preferred capital securities (“Capital Securities”). As guarantor, the Company unconditionally guarantees payment of: accrued and unpaid distributions required to be paid on the capital securities; the redemption price when a capital security is called for redemption and amounts due if a trust is liquidated or terminated.

      The Company owns all of the outstanding common stock of each of the three trusts. The trusts used the proceeds from the issuance of their Capital Securities and common stock to buy debentures issued by the Company. These debentures are the trusts’ only assets and the interest payments from the debentures finance the distributions paid on the Capital Securities. Previously, the Company’s financial statements did not reflect the debentures or the related income effects because they were eliminated in consolidation. However, in December of 2003, the FASB issued FIN 46R, which resulted in the Capital Securities being deconsolidated and the Company’s underlying debentures not being eliminated in consolidation. As a result, the Company’s underlying debentures are now classified as other borrowings. See Note 1, Summary of Significant Accounting Policies and Note 8, Federal Home Loan Bank (“FHLB”) and Other Borrowings, for further discussion of trust preferred securities and FIN 46R.

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

      The Company has the right to redeem its debentures: (i) in whole or in part, on or after January 15, 2007 (for debentures owned by Compass Trust I), on March 22, 2007 (for debentures owned by Compass Trust III) and February 16, 2004 (for debentures owned by FW Capital I); and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the offering circulars). If the debentures purchased by Compass Trust I are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by FW Capital I or Compass Trust III are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

      On April 1, 2003, the Company redeemed the Capital Securities issued by MB Capital I, a subsidiary business trust, which had issued mandatorily redeemable preferred capital securities.

Class B Preferred Stock

      In December 2000, a subsidiary of the Parent Company issued $21 million of Class B Preferred Stock (the “Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at December 31, 2003. The Preferred Stock qualifies as Tier I Capital under Federal Reserve Board guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the Board of Directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.

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

      The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative instruments as of December 31, 2003 and 2002.

	2003		2002

		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading

		(in Thousands)
Forward and futures contracts	$771,993	$—	$347,074	$—
Interest rate swap agreements:
Pay fixed versus receive float	1,491,175	—	1,100,887	—
Receive fixed versus pay float	1,514,564	1,805,200	1,040,100	903,580
Floors and caps written	32,850	—	144,923	—
Floors and caps purchased	78,551	—	146,546	1,000,000

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

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

      Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. At December 31, 2003, interest rate swap agreements classified as trading were substantially matched. The Company has credit risk of $51 million related to derivative instruments in the trading account securities portfolio. The credit risk does not consider the value of any collateral but takes into consideration the effects of legally enforceable master netting agreements. For the year ended December 31, 2003, credit losses associated with derivative instruments classified as trading were $1.7 million. There were no credit losses associated with derivative instruments classified as trading for the years of 2002 or 2001. At both December 31, 2003 and December 31, 2002, there were no nonperforming derivative positions classified as trading.

      The following table presents the notional value and carrying value amounts at December 31, 2003 of the Company’s derivative asset positions held for hedging purposes. These derivative positions are primarily executed in the over-the-counter market. These positions have credit risk of $79 million after consideration of legally enforceable master netting agreements. The credit risk does not take into consideration the value of collateral. The maximum unsecured credit line to any counterparty is $5 million.

	December 31, 2003		December 31, 2002

	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value

		(in Thousands)
Cash Flow Hedges:
Interest rate swap agreements	$1,000,000	$589	$23,380	$(893)
Floors and caps purchased	—	—	1,000,000	9,366
Fair Value Hedges:
Interest rate swap agreements	805,200	73,238	880,200	104,411

      There were no credit losses associated with derivative instruments classified as nontrading for the years ended December 31, 2003, 2002 or 2001. At both December 31, 2003 and December 31, 2002, there were no nonperforming derivative positions classified as nontrading.

      The Company has recorded as liabilities certain short-sale transactions amounting to $572,000 and $2.5 million at December 31, 2003 and 2002, respectively, which could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable until the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to United States Government securities for which there is an active, liquid market. The Company does not expect the amount of losses, if any, on such transactions to be material, because the short-sale transactions are used as a hedge against offsetting long positions in the trading account.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

Interest-Rate Risk

      The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

      Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate swaps and options contracts with indices that relate to the pricing of specific balance-sheet assets and liabilities. The Company does not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate options represent contracts that allow the holder of the option to (1) receive cash or (2) purchase, sell or enter into a financial instrument at a specified price within a specified period of time. Certain of these contracts also provide the Company with the right to enter into interest rate swap, cap and floor agreements with the writer of the option.

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

Fair-Value Hedges

      The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains and losses, as a result of hedge ineffectiveness, recognized for the years ended December 31, 2003, 2002 and 2001. For the year ended December 31, 2003, the Company recognized a decrease to interest expense of $46 million related to interest rate swaps accounted for as fair value hedges. For the years ended December 31, 2002 and 2001, the Company recognized decreases to interest expense of $37 million and $12 million, respectively. At December 31, 2003, the fair value hedges had a carrying value of $73 million and a weighted average remaining term of 4.3 years.

Cash-Flow Hedges

      The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets. All components of each derivative instrument’s gain or loss are included

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness were based on the expected change in cash flows of the hedged asset caused by changes in the benchmark interest rate. There were no cash flow hedging gains and losses, as a result of hedge ineffectiveness, recognized for the years ended December 31, 2003 and 2002. During the fourth quarter of 2002, the Company terminated interest rate swaps that were hedging floating rate commercial loans. At December 31, 2003, a deferred gain of $5 million was included in other comprehensive income and will be amortized into income over the next five months as the related loan interest income is recognized. There were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring. For the year ended December 31, 2003, the Company recognized interest income of $53 million related to interest rate swaps and floors accounted for as cash flow hedges. For the years ended December 31, 2002 and 2001, the Company recognized interest income of $67 million and $22 million, respectively. Deferred net gains of $589,000 on derivative instruments not terminated are recorded in other comprehensive income. Based on the current interest rate environment these gains are expected to be reclassified to interest income in the next twelve months as net settlements occur.

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

Sunbelt Funding Corporation

      The Company sponsored the establishment of Sunbelt, an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. The purpose of the conduit is to diversify the Company’s funding sources. Sunbelt was structured as a QSPE, as defined by SFAS No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account securities portfolio and financing its purchases through the issuance of P-1/ F1 rated commercial paper. All assets sold to the conduit were performing and no significant gains or losses were recognized on the sale.

      At December 31, 2003, all securities held by Sunbelt were AAA/ Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. Approximately 99 percent of the securities held by Sunbelt at December 31, 2003 were variable rate. Sunbelt’s total assets, which approximated market value, were $904 million and $1.1 billion at December 31, 2003 and 2002, respectively. The Company realized fee income of $8 million for both 2003 and 2002 from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At December 31, 2003 and 2002, receivables from Sunbelt were $3 million. There were no outstanding payables to Sunbelt at either December 31, 2003 or 2002. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets has occurred as of December 31, 2003.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

      There is currently a proposed amendment to SFAS No. 140, which could result in Sunbelt no longer qualifying as a QSPE. If this amendment is finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company would not have a significant impact on the regulatory capital ratios, as the Company would continue to exceed the minimum ratios required for well-capitalized banks as defined by federal banking regulators, see Note 1 — Summary of Significant Accounting Policies.

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

      The following is a schedule of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2003, for leased facilities (in thousands):

2004	$17,207
2005	15,683
2006	14,113
2007	12,392
2008	11,046
Thereafter	74,103

$144,544

      Minimum rentals for all operating leases charged to earnings totaled $25.7 million, $24.1 million and $25.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The following represents the Company’s commitments to extend credit and standby and commercial letters of credit as of December 31, 2003 and 2002:

	2003	2002

	(in Thousands)
Commitments to extend credit	$9,993,691	$8,705,665
Standby and commercial letters of credit	451,868	296,282

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

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

      Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. As of December 31, 2003 the recorded amount of these deferred fees was $4 million. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2003, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $452 million.

      The Company has potential recourse related to FNMA securitizations. At December 31, 2003, the amount of potential recourse was $18.7 million. For further discussion of FNMA securitizations, see Note 4, Managed Loans.

      Certain acquisition agreements, related to the insurance agencies and the investment advisory firm, include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals, for a period of typically three years. At December 31, 2003, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $22.7 million, primarily in the form of stock.

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
December 31, 2003, 2002 and 2001

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

      At December 31, 2003, the regulatory capital ratios of the Subsidiary Banks exceeded the minimum ratios required for “well-capitalized” banks as defined by federal banking regulators. To be categorized as “well-capitalized”, the Subsidiary Banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10 percent, 6 percent and 5 percent, respectively. Further, in order to continue its status as a financial holding company as defined by the Gramm-Leach-Bliley Act with the enhanced ability afforded thereby to offer products and services and engage in expanded financial activities, the Subsidiary Banks must each comply with such “well-capitalized” standards. There are no conditions or events that management believes have changed the Subsidiary Banks’ category.

      The following table presents the actual capital amounts (in thousands) and ratios of the Company and Compass Bank at December 31, 2003 and 2002.

	Total Qualifying Capital		Tier I Capital		Leverage

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Consolidated	$2,397,884	11.52%	$1,892,501	9.09%	$1,892,501	7.25%
Compass Bank	2,213,530	10.67	1,648,147	7.94	1,648,147	6.33
As of December 31, 2002:
Consolidated	$2,401,132	12.49%	$1,844,923	9.60%	$1,844,923	7.97%
Compass Bank	2,221,608	11.57	1,668,495	8.69	1,668,495	7.23

      Dividends paid by the Subsidiary Banks are the primary source of funds available to the Company for payment of dividends to its shareholders and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Subsidiary Banks. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Subsidiary Banks. The Subsidiary Banks could have paid additional dividends to the Parent Company in the amount of $139 million while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2003.

      The Subsidiary Banks are required to maintain cash balances with the Federal Reserve. The average amounts of those balances for the years ended December 31, 2003 and 2002, were approximately $212 million and $243 million, respectively.

      During the third quarter of 2001, the Company announced that its board of directors authorized a share repurchase program allowing for the purchase of up to five percent, or approximately 6.4 million shares, of the Company’s outstanding common stock. In May 2003, the entire 6.4 million shares had been repurchased at a cost of $190 million. In January and August 2003, the Company announced that its board of directors authorized additional share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through December 31, 2003, 5.5 million shares had been repurchased under the 2003 plans at a cost of $197 million. Through December 31, 2003, approximately 2.4 million of total shares repurchased had been reissued for acquisitions and employee benefit plans. At December 31, 2003 approximately 4.9 million shares

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

remained available for repurchase under the 2003 plans. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors.

      On April 15, 2002, the Company’s shareholders approved an increase in the common stock authorized to be issued from 200 million shares to 300 million shares.

(13) Stock Based Compensation

      The Company has three long-term incentive stock option plans and one employee stock purchase plan. The stock option plans provide for employees to purchase shares of the Company’s $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1996 Long Term Incentive Plan, the 1999 Omnibus Incentive Compensation Plan and the 2002 Incentive Compensation Plan, shares of the Company’s common stock have been reserved for issuance. At December 31, 2003, approximately 4.9 million shares of the Company’s common stock were available for issuance. The majority of the options granted under the plans must be exercised within 10 years from the date of grant. The incentive stock option agreements state that incentive options may be exercised in whole or in part until the expiration date. The plans also provide for the granting of stock appreciation rights to certain holders of nonqualified stock options. A stock appreciation right allows the holder to surrender an exercisable stock option in exchange for common stock (at fair market value on the date of exercise), cash, or a combination thereof, in an amount equal to the excess of the fair market value of covered shares over the option price of such shares. There were no outstanding stock appreciation rights as of December 31, 2003 or December 31, 2002.

      During 2001, the Company established the Compass Share Accumulation Plan, formerly known as the ShareBuilder Plan, with the intention that the plan qualify under Section 423(b) of the Internal Revenue Code. The purpose of this plan is to provide employees of the Company with an opportunity to purchase the common stock of the Company through accumulated payroll deductions. At December 31, 2003, approximately 3.4 million shares of the Company’s common stock were available for issuance. Under the plan, employees may contribute up to 10 percent of their annual salary to be accumulated for the purchase of the Company’s common stock at a 15 percent discount to the market price on the offering date or the exercise date of the offering period, whichever is lower. During 2003, approximately 217,000 shares of common stock were issued under the Compass Share Accumulation Plan.

      The following summary sets forth activity under the plans for the years ended December 31:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of the year	7,112,497	$23.36	7,008,182	$20.89	5,418,189	$20.36
Granted	1,806,794	31.82	1,974,313	29.11	2,704,839	20.60
Exercised	(1,032,136)	21.16	(1,712,799)	19.85	(884,657)	16.24
Forfeited	(163,946)	27.57	(157,199)	23.60	(230,189)	22.74

Outstanding, end of the year	7,723,209	$25.54	7,112,497	$23.36	7,008,182	$20.89

Weighted average fair value of options granted during the year	$5.90		$5.87		$5.24
Exercisable, end of the year	4,747,002		4,567,702		4,727,273

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

      Of the 7,723,209 outstanding options at December 31, 2003, 4,747,002 were exercisable, at a weighted average exercise price of $22.99, with the remaining 2,976,207 having a vesting period of up to four years. Exercise prices for options outstanding as of December 31, 2003, ranged from $10.33 to $37.37.

      The following table provides certain information with respect to stock options outstanding at December 31, 2003:

			Weighted-
		Weighted-	Average
	Stock	Average	Remaining
Range of	Options	Exercise	Contractual
Exercise Prices	Outstanding	Price	Life

$10.00 — $14.99	239,155	$12.64	1.34
$15.00 — $19.99	1,084,535	17.41	5.35
$20.00 — $24.99	2,191,532	21.94	6.27
$25.00 — $29.99	2,341,893	28.92	6.93
$30.00 or more	1,866,094	31.90	9.19

	7,723,209

      At December 31, 2003, the shares under option included nonqualified options issued to certain executives to acquire shares of common stock as follows: 2,533,210 shares at year-end 2003, 1,994,402 shares at year-end 2002 and 2,196,029 shares at year-end 2001.

      During 2003, 2002 and 2001, the Company awarded 170,026, 95,800 and 103,400 shares, respectively, of restricted common stock to certain executive officers with a fair value at award date of $5.0 million, $2.8 million and $2.3 million, respectively. The fair value of the shares awarded each of the last three years is expensed over a three-year period based on the expected period of vesting. Because the restricted stock is legally issued and outstanding, the fair value of the restricted stock at award date is reflected in common stock and surplus with a corresponding offset for the amount of unearned compensation expense. During 2003, 2002 and 2001, compensation expense of $2.9 million, $2.2 million and $1.8 million, respectively, was recognized in connection with the restricted stock.

(14) Benefit Plans

      The Company sponsors a defined benefit pension plan pursuant to which participants are entitled to a monthly benefit upon retirement equal to a percentage of the average base compensation (generally defined as direct cash compensation exclusive of bonuses and commissions) earned in the five consecutive years of benefit service which produce the highest average. Prior to January 1, 2003, the percentage amount of the benefit was determined by multiplying the number of years, up to 30, of a participant’s service with the Company by 1.8 percent. Benefits were reduced by Social Security payments at the rate of 1.8 percent of primary Social Security benefits times years of service up to 30 years. Effective January 1, 2003, the Company sponsored defined benefit pension plan was modified to eliminate the Social Security offset feature of the monthly benefit calculation. Under the modified formula, benefits are generally based on years of service, age at retirement and the employee’s average compensation earned in the five consecutive years of service which produce the highest average. All employees of the Company who are over the age of 21 and have worked 1,000 hours or more in their first 12 months of employment or 1,000 hours or more in any calendar year thereafter are eligible to participate, except for project consultants, employees with certain insurance affiliates, or employees hired for the first time by the Company after January 1, 2002. Effective January 1, 2003, the defined benefit pension plan is closed to new participants. Employees are generally vested after five years of service. Benefits are payable monthly commencing on the later of age 65 or the participant’s date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55, if they have at least

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

5 years of service. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.

Obligations and Funded Status

	Pension Benefits
	December 31

	2003	2002

	(in Thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$117,707	$99,238
Service cost	6,179	7,885
Interest cost	7,798	7,244
Actuarial loss	7,201	6,203
Benefits paid	(2,738)	(2,863)

Benefit obligation at end of year	136,147	117,707

Change in plan assets
Fair value of plan assets at beginning of year	116,360	88,910
Actual return (loss) on plan assets	8,930	(4,158)
Employer contribution	21,000	34,471
Benefits paid	(2,738)	(2,863)

Fair value of plan assets at end of year	143,552	116,360

Funded status	7,405	(1,347)
Unrecognized net actuarial loss	30,281	22,960
Unrecognized prior service cost	300	334

Net amount recognized	$37,986	$21,947

      Amounts recognized in the statement of financial position consist of:

	Pension Benefits
	December 31

	2003	2002

	(in Thousands)
Prepaid benefit cost	$37,986	$21,947
Accrued benefit liability	—	—
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$37,986	$21,947

      The accumulated benefit obligation for the defined benefit pension plan was $116 million and $100 million at December 31, 2003 and 2002, respectively.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

Components of Net Periodic Benefit Cost

	Pension Benefits

	2003	2002

	(in Thousands)
Service cost	$6,179	$7,885
Interest cost	7,798	7,244
Expected return on plan assets	(10,059)	(8,668)
Amortization of prior service cost	34	70
Recognized net actuarial (gain) loss	1,009	—

Net periodic benefit cost	$4,961	$6,531

Additional Information

	Pension Benefits

	2003	2002

	(in Thousands)
Increase in minimum liability included in other comprehensive income	$—	$—
Assumptions
Weighted average assumptions used to determine benefit obligation at December 31,
Discount rate	6.25%	6.75%
Rate of compensation increase	3.50	4.00
Weighted average assumptions used to determine net cost for year ended December 31,
Discount rate	6.75%	7.25%
Expected return on plan assets	8.00	9.00
Rate of compensation increase	4.00	4.25

      The expected long-term rate of return on plan assets assumption used for the Plan is based on the current level of expected return on risk free investments, the historical level of risk premium associated with other asset classes in which the portfolio is invested and the expectation for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation and a range of expected long-term rates of return is developed. Based on this information, developed by a third-party actuary, the Plan’s Retirement Committee, sets the expected rate of return on plan assets assumption. Based on the results of the annual policy review of the Plan in 2002 and 2003 and temporary modifications to the asset allocation targets, the assumed long-term rate of return on plan assets was lowered from 9.0 percent in 2002 to 8.0 percent in 2003. Also, based on this review in the current year, the assumed long-term rate of return on plan assets was lowered to 7.5 percent for 2004.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

Plan Assets

      The Company’s pension plan asset allocation at December 31, 2003 and 2002, by asset category are as follows:

	Percentage of
	Plan Assets
	December 31

Asset Category	2003	2002

Cash Securities	39.4%	64.6%
Equity Securities	40.8	15.9
Debt Securities	19.8	19.5

Total	100.0%	100.0%

      Plan assets consist primarily of various listed mutual funds, including money market, equity and fixed income mutual funds. The Company’s funding policy is to contribute cash to its pension plans so that minimum contribution requirements, as established by local government funding and taxing authorities, are met.

      The Company’s Retirement Committee sets the investment policy for the Plan and reviews investment performance and asset allocation on a quarterly basis. The long-term asset allocation policy for the Plan has a target of 60 percent equities and a target of 40 percent fixed income securities, including both debt and cash and cash equivalent securities. The target asset allocations are subject to substantial adjustment depending on market circumstances and market outlook and may involve temporary deviations from historical ranges of the Plan’s equity to debt management, if deemed necessary. Based on market conditions throughout 2002 and early 2003, the Retirement Committee elected to continue with a near-term asset mix that varied from its long-term asset allocation target. During the first three quarters of 2003, the Retirement Committee maintained short-term asset allocation targets of 50 percent cash and cash equivalents, 25 percent fixed income and 25 percent equity securities. During the fourth quarter of 2003, the Retirement Committee aligned the Plan’s investment direction more closely with its long-term asset allocation policy by setting near-term asset allocation targets of 40 percent cash and cash equivalents, 20 percent fixed income and 40 percent equities.

      Beginning in 2003, the Company sponsored a defined contribution profit sharing plan. During 2002, employees participating in the defined benefit plan could choose to participate in a newly established defined contribution profit sharing plan in lieu of future accumulation of benefit service in the defined benefit plan. The plan, which is effective January 1, 2003, meets the requirements of Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended. The Company will make contributions on behalf of each participant in the plan based on eligible pay and years of service. The Company’s contribution ranges from two to three percent of the employee’s base compensation based on the employee’s years of service. Participation in the plan is limited to employees hired after January 1, 2003, and those participants in the defined benefit plan, who in 2002, chose to forego future accumulation of benefit service. The Company recognized a curtailment charge of $275,000 in 2002 due to accelerated prior service cost recognition on those defined benefit participants choosing to forego future accumulation of benefit service.

      In 1997, the Company established benefit plans for certain key executives that provide additional retirement benefits not otherwise provided in the Company’s basic benefit plans. These plans had an unfunded projected benefit obligation of $16.4 million in 2003 and $13.8 million in 2002 and a net plan liability of $11.6 million and $8.3 million, that is reflected in accrued expenses and other liabilities, as of December 31, 2003 and 2002, respectively. Net periodic expenses of the plans were $3.3 million, $3.8 million and $1.7 million in 2003, 2002 and 2001 respectively.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

      The Company sponsors an employee stock ownership plan (“ESOP”) which meets the requirement of Sections 401(a), 401(k) and 501(a) of the Internal Revenue Code of 1986, as amended, and the requirements of the Employee Retirement Income Security Act of 1974. Under the plan, employees may contribute up to 15 percent of their salaries on a pretax basis subject to statutory limits. The Company, at its discretion and as specified by the Board of Directors, may match up to 100 percent of 4 percent of the participants’ compensation contributed to the plan for those employees participating in the defined contribution profit sharing plan. For those employees not participating in the defined contribution plan, the Company may match up to 100 percent of 3 percent of the participant’s compensation contributed to the plan. In addition to or in lieu of the matching contributions, the Company may make non-matching contributions in amounts determined by the Board of Directors. Company contributions are invested in common stock of the Company that is purchased on the open market. The Company’s matching contributions are based on predetermined income levels and totaled $6.7 million in 2003, $5.7 million in 2002 and $4.9 million in 2001. The Company did not make non-matching contributions in 2003, 2002 or 2001. Company matching contributions are vested immediately for employees hired before January 1, 2001, and vest ratably over a three-year period for employees hired after January 1, 2001. Company non-matching contributions are allocated to participants’ accounts based on their base compensation and are vested after five years of employment.

      The Company has a Director & Executive Stock Purchase Plan, formerly known as the Monthly Investment Plan. The plan was amended during 2001 to change the name and exclude certain employees that would be participating in the Compass Share Accumulation Plan, formerly the Compass ShareBuilder Plan. Prior to the 2001 amendment, employees could contribute up to 10 percent of their salary and the Company matched 30 percent of the employees’ contributions toward the purchase of common stock of the Company. Under the amended plan, directors can contribute directors’ compensation up to $50,000 per year and can make additional contributions up to $5,000 per month. Certain employees can contribute excess Section 423(b) plan contributions up to 10 percent of their salary. The Company will match 45 percent of director compensation contributions, 15 percent of additional cash contributions and 30 percent of employee contributions. The common stock is purchased in the open market and brokerage fees and other incidental expenses are absorbed by the Company. Costs incurred by the Company under the plan were $203,000 in 2003, $96,000 in 2002 and $1.9 million in 2001 and are reflected in salaries, benefits and commissions expense.

(15) Business Combinations and Divestitures

Business Combinations

      On July 2, 2003, the Company completed the acquisition of Apogee Holdings, Inc. (“Apogee”), a Houston, Texas based compensation and benefits consulting company. Apogee specializes in providing health and welfare plans, qualified retirement plan services, executive benefits and compensation consulting to corporate clients, as well as personal wealth transfer planning to high net worth individuals. The transaction was accounted for under the purchase method of accounting.

      On March 10, 2003, the Company completed the acquisition of Maxson-Mahoney-Turner, Inc. (“MM&T”), a Dallas, Texas based full-line general insurance brokerage firm. MM&T has annual revenues of approximately $5 million and services commercial and retail customers in the Dallas/ Ft. Worth metroplex and the southwestern United States. MM&T specializes in providing property and casualty insurance, personal insurance, employee benefit plans and surety products. The transaction was accounted for under the purchase method of accounting.

      On March 3, 2003, the Company completed the acquisition of Mueller & Associates, Inc. (“Mueller”), a Tucson, Arizona based full-line general insurance brokerage firm. Mueller has annual revenues of approximately $4 million and services commercial and retail customers in Tucson and throughout the state of

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

Arizona. Mueller specializes in providing property and casualty insurance, personal insurance, life insurance and surety products. The transaction was accounted for under the purchase method of accounting.

      On December 2, 2002, the Company completed the acquisition of St. Johns Investment Management Company (“St. Johns”), a Jacksonville, Florida based investment advisory firm with approximately $250 million in assets under management. Founded in 1984, St. Johns specializes in providing comprehensive wealth management for high net worth individuals, families, not-for-profit organizations, trusts, 401(k) plans, retirement and pension plans, corporations, endowments and foundations. The transaction was accounted for under the purchase method of accounting.

      On July 10, 2002, the Company completed the acquisition of Schaefer-Smith-Ankeney Insurance Agency, Inc. (“Schaefer-Smith-Ankeney”), a Phoenix, Arizona based full-line general insurance brokerage firm. Schaefer-Smith-Ankeney has annual revenues in excess of $17 million. The transaction was accounted for under the purchase method of accounting.

      On May 30, 2002, the Company completed the acquisition of Olson & Olson, Ltd. (“Olson & Olson”), a Denver, Colorado based full-line general insurance brokerage firm. Olson & Olson has annual revenues of approximately $4 million and services commercial and retail customers in the Denver metropolitan area. Olson & Olson specializes in providing property and casualty insurance, personal insurance, employee benefit plans and surety products. The transaction was accounted for under the purchase method of accounting.

      On January 4, 2002, the Company completed the acquisition of Horizons Insurance Group, Inc. (“Horizons”), a Dallas, Texas based full-line general insurance brokerage firm with annual revenues of more than $4 million. Horizons services commercial and retail customers in the Dallas/ Fort Worth metroplex and the southwestern United States. Horizons specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and individuals. The transaction was accounted for under the purchase method of accounting.

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

      Several of the acquisition agreements, related to the insurance agencies and the investment advisory firm, include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals, for a period of typically three years. At December 31, 2003, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $22.7 million, primarily in the form of stock.

Divestitures

      During 2003, the Company completed the sale of two non-strategic banking centers in Nebraska. A gain of $2.1 million was realized on the sale and is included in other income on the Consolidated Statements of Income for the year ended December 31, 2003.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

(16) Income Taxes

      For the years ended December 31, 2003, 2002 and 2001, income tax expense consists of:

	2003	2002	2001

	(in Thousands)
Current income tax expense:
Federal	$167,415	$141,442	$175,354
State	9,747	8,051	3,301

Total	177,162	149,493	178,655

Deferred income tax expense (benefit):
Federal	726	13,800	(38,548)
State	(1,606)	(534)	(278)

Total	(880)	13,266	(38,826)

Total income tax expense	$176,282	$162,759	$139,829

      During 2003, the Company made income tax payments of approximately $206.4 million and received cash income tax refunds amounting to approximately $378,000. For 2002 and 2001, income tax payments were approximately $208.4 million and $113.2 million, respectively. Cash income tax refunds amounted to approximately $2.6 million for 2002 and $4.4 million for 2001.

      Income tax expense differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

	2003		2002		2001

		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings

			(in Thousands)
Income tax expense at federal statutory rate	$181,353	35.0%	$167,005	35.0%	$143,579	35.0%
Increase (decrease) resulting from:
Tax-exempt income	(8,538)	(1.6)	(9,754)	(2.0)	(10,385)	(2.5)
State income tax expense net of federal income tax benefit	5,292	1.0	4,886	1.0	1,965	0.5
Other	(1,825)	(0.4)	622	0.1	4,670	1.1

Income tax expense	$176,282	34.0%	$162,759	34.1%	$139,829	34.1%

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below:

	2003	2002

	(in Thousands)
Deferred tax assets:
Allowance for loan losses	$94,824	$88,057
Other deferred tax assets	15,090	18,357

Total assets	109,914	106,414

Deferred tax liabilities:
Premises and equipment	34,303	24,965
Lease financing	37,623	55,546
Net unrealized gains on securities available for sale and hedging instruments	20,322	64,628
Core deposit and other acquired intangibles	18,785	16,130
Prepaid pension benefit cost	14,344	8,294
Other deferred tax liabilities	15,185	12,685

Total liabilities	140,562	182,248

Net deferred tax liability	$(30,648)	$(75,834)

(17) Parent Company

      The condensed financial information for Compass Bancshares, Inc. (Parent Company only) is presented as follows:

Balance Sheets

	December 31

	2003	2002

	(in Thousands)
Assets
Cash and due from banks*	$300,322	$378,616
Investment securities	30,810	—
Investment in subsidiaries*	2,095,857	2,177,285
Other assets*	52,986	24,659

Total assets	$2,479,975	$2,580,560

Liabilities and Shareholders’ Equity
Commercial paper	$73,512	$76,928
Accrued expenses and other liabilities*	18,790	25,208
Junior subordinated debt payable to unconsolidated subsidiary trusts	463,843	417,644
Subordinated debentures and other borrowings	51,947	129,278

Total liabilities	608,092	649,058
Shareholders’ equity	1,871,883	1,931,502

Total liabilities and shareholders’ equity	$2,479,975	$2,580,560

*	Eliminates in consolidation

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

Statements of Income

	Year Ended December 31

	2003	2002	2001

	(in Thousands)
Income:
Cash dividends from subsidiaries*	$350,371	$205,319	$105,000
Interest on investments with affiliates*	7,797	7,740	9,365
Other	1,690	565	3,031

Total income	359,858	213,624	117,396
Expense:
Interest on commercial paper and other borrowings	4,828	21,670	18,568
Other	18,876	5,218	5,151

Total expense	23,704	26,888	23,719
Income before income tax benefit and equity in undistributed earnings of subsidiaries	336,154	186,736	93,677
Applicable income tax benefit	(5,372)	(6,959)	(4,277)

	341,526	193,695	97,954
Equity in undistributed earnings of subsidiaries*	342	120,704	172,443

Net income	$341,868	$314,399	$270,397

*	Eliminates in consolidation

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

Statements of Cash Flows

	Year Ended December 31

	2003	2002	2001

	(in Thousands)
Operating Activities:
Net income	$341,868	$314,399	$270,397
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	2,994	2,293	1,931
Equity in undistributed earnings	(342)	(120,704)	(172,443)
(Increase) decrease in other assets	(2,954)	(8,061)	2,055
Increase (decrease) in other liabilities	(7,492)	8,144	5,864

Net cash provided by operating activities	334,074	196,071	107,804
Investing Activities:
Proceeds from sales of investment securities available for sale	—	1,441	21,653
Net decrease in reverse repurchase agreements with affiliates	—	—	182,214
Capital contributions made to subsidiaries	(1,683)	(368)	(3,995)
Payments from subsidiaries on notes receivable	—	—	2,000

Net cash (used in) provided by investing activities	(1,683)	1,073	201,872
Financing Activities:
Net (decrease) increase in commercial paper	(3,416)	(18,172)	9,774
Repayment of other borrowings	(75,000)	—	(24,501)
Issuance (repurchase) of junior subordinated debt payable to subsidiary trusts	(12,000)	300,000	(29,044)
Common dividends paid	(139,376)	(128,183)	(117,760)
Purchase of treasury stock	(210,733)	(126,467)	(50,146)
Issuance of treasury stock for benefit plans, net	5,972	5,936	—
Repayment of loans to finance stock purchases	1,126	5,404	1,372
Proceeds from exercise of stock options	22,742	30,354	11,224

Net cash (used in) provided by financing activities	(410,685)	68,872	(199,081)

Net increase (decrease) in cash and due from banks	(78,294)	266,016	110,595
Cash and due from banks at beginning of the year	378,616	112,600	2,005

Cash and due from banks at end of the year	$300,322	$378,616	$112,600

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
December 31, 2003, 2002 and 2001

      The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and due from banks: Fair value equals the carrying value of such assets.

Investment securities held to maturity and investment securities available for sale: Fair values for investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Trading account assets: Fair value of the Company’s trading account securities are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments except in the case of certain options and swaps where pricing models are used.

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

Off-balance sheet instruments: The Company’s loan commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time. Therefore, the estimated value of the Company’s loan commitments approximates carrying amount.

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

	At December 31, 2003		At December 31, 2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

		(in Thousands)
Financial Instruments:
Assets:
Cash and due from banks	$726,492	$726,492	$734,540	$734,540
Investment securities held to maturity	2,936,344	2,949,023	475,445	490,518
Investment securities available for sale	4,375,208	4,375,208	4,783,696	4,783,696
Trading account assets	59,024	59,024	63,590	63,590
Federal funds sold and securities purchased under agreements to resell	78,165	78,165	24,822	24,822
Loans	17,365,802	17,397,215	16,481,320	16,715,818
Liabilities:
Noninterest bearing deposits	$4,627,153	$4,627,153	$3,964,471	$3,964,471
Interest bearing deposits	11,060,670	11,101,440	11,170,916	11,244,760
Federal funds purchased and securities sold under agreements to repurchase	4,118,624	4,118,624	1,343,200	1,343,200
Other short-term borrowings	263,537	263,537	290,939	290,939
FHLB and other borrowings	4,827,814	5,034,436	4,900,132	5,167,757

(19) Segment Information

      The Company’s segment information is presented by line of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics, through various products and services. The segment results include certain overhead allocations and intercompany transactions. All intercompany transactions have been eliminated to determine the consolidated balances. The Company’s reportable operating segments are Corporate Banking, Retail Banking, Wealth Management and Treasury.

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

      The Retail Banking segment serves the Company’s consumer customers through its 376 banking centers and through the use of alternative delivery channels such as personal computer banking, the internet and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds and brokerage. In addition, Retail Banking serves the Company’s small business customers, and is responsible for the indirect automobile portfolio.

      The Wealth Management segment provides specialized investment portfolio management, traditional credit products, financial counseling and customized services to the Company’s private clients and foundations as well as investment management and retirement services to companies and their employees. The Wealth Management segment is also the discretionary investment manager of Expedition Funds®, the Company’s family of proprietary mutual funds.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

      The Treasury segment’s primary function is to manage the investment securities portfolio, certain residential real estate loans, public entity deposits and the liquidity and funding positions of the Company.

      Corporate Support and Other includes activities that are not directly attributable to the reportable segments. Included in this category are the activities of the parent company and support functions, (i.e., accounting, loan review, etc.) and the elimination of intercompany transactions.

      The following table presents the segment information for the Company’s segments as of and for the year ended December 31, 2003, 2002 and 2001.

For the Year ended December 31, 2003

(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income (expense)	$392,768	$387,794	$53,820	$97,257	$(22,109)	$909,530
Noninterest income	131,628	349,096	28,396	23,024	(5,960)	526,184
Noninterest expense	181,702	369,405	38,338	15,548	192,890	797,883

Segment net income (loss)	$342,694	$367,485	$43,878	$104,733	$(220,959)	637,831

Provision for loan losses						119,681

Net income before income tax expense						518,150
Income tax expense						176,282

Net income						$341,868

Balance Sheet
Average assets	$9,229,548	$5,964,213	$1,025,860	$6,018,938	$2,904,160	$25,142,719
Average loans	9,073,732	5,723,673	1,017,139	—	981,644	16,796,188
Average deposits	3,995,441	8,946,111	1,226,041	788,355	39,901	14,995,849

Period-end assets	$9,554,499	$6,416,220	$1,092,820	$6,831,022	$3,068,552	$26,963,113
Period-end loans	9,420,318	6,135,952	1,084,257	—	725,275	17,365,802
Period-end deposits	4,383,399	9,035,549	1,265,938	1,028,329	(25,392)	15,687,823

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

For the Year ended December 31, 2002

(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income	$375,598	$371,008	$51,644	$102,917	$23,688	$924,855
Noninterest income	92,232	289,057	26,925	29,854	2,995	441,063
Noninterest expense	172,277	336,068	35,598	16,492	191,994	752,429

Segment net income (loss)	$295,553	$323,997	$42,971	$116,279	$(165,311)	613,489

Provision for loan losses						136,331

Net income before income tax expense						477,158
Income tax expense						162,759

Net income						$314,399

Balance Sheet
Average assets	$8,907,958	$5,020,622	$883,518	$5,955,654	$2,586,575	$23,354,327
Average loans	8,800,480	4,750,674	874,052	—	675,638	15,100,844
Average deposits	3,501,461	8,831,535	1,126,950	585,319	98,025	14,143,290

Period-end assets	$9,053,564	$5,599,000	$951,361	$5,333,263	$2,988,401	$23,925,589
Period-end loans	8,914,048	5,335,395	942,029	—	1,289,848	16,481,320
Period-end deposits	3,865,849	8,782,923	1,212,365	1,204,919	69,331	15,135,387

For the Year ended December 31, 2001

(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income	$336,659	$335,490	$50,745	$66,512	$36,453	$825,859
Noninterest income	65,310	241,653	27,124	33,689	8,602	376,378
Noninterest expense	134,779	309,456	33,648	13,022	194,865	685,770

Segment net income (loss)	$267,190	$267,687	$44,221	$87,179	$(149,810)	516,467

Provision for loan losses						106,241

Net income before income tax expense						410,226
Income tax expense						139,829

Net income						$270,397

Balance Sheet
Average assets	$8,305,828	$3,854,887	$751,052	$6,004,674	$3,076,146	$21,992,587
Average loans	8,198,501	3,477,887	739,926	—	592,447	13,008,761
Average deposits	3,178,107	9,057,077	1,115,327	252,973	157,683	13,761,167

Period-end assets	$8,656,128	$4,310,234	$824,357	$6,728,580	$2,495,701	$23,015,000
Period-end loans	8,549,075	3,987,944	814,511	—	355,756	13,707,286
Period-end deposits	3,417,856	8,739,745	1,219,140	286,530	71,974	13,735,245

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

      The financial information presented was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies that have been developed to reflect the underlying economics of the businesses. The policies address the methodologies applied and include policies related to funds transfer pricing. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics.

      The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The 2002 and 2001 segment information has been revised to conform to the 2003 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

(20) Earnings Per Share

      Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31

	2003	2002	2001

	(in Thousands Except Per Share Data)
BASIC EARNINGS PER SHARE:
Net income	$341,868	$314,399	$270,397
Plus: Gain on redemption of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—	—	1,766

Net income available to common shareholders	$341,868	$314,399	$272,163

Weighted average basic common shares outstanding	124,656	127,575	127,617

Basic earnings per share	$2.74	$2.46	$2.13

DILUTED EARNINGS PER SHARE:
Net income	$341,868	$314,399	$270,397
Plus: Gain on redemption of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—	—	1,766

Net income available to common shareholders and assumed conversions	$341,868	$314,399	$272,163

Weighted average common shares outstanding	124,656	127,575	127,617
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using average market price for the year	2,530	2,275	1,521

Weighted average diluted common shares outstanding	127,186	129,850	129,138

Diluted earnings per share	$2.69	$2.42	$2.11

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

(21) Comprehensive Income

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources.

      The following is a summary of the components of other comprehensive income:

	Year Ended December 31

	2003	2002	2001

	(in Thousands)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on investment securities available for sale, net	$(106,955)	$119,306	$81,679
Less reclassification adjustment for gains (losses) on investment securities available for sale	(43)	4,233	7,583
Unrealized holding losses on investment securities held to maturity transferred to investment securities available for sale	—	—	(809)
Unamortized unrealized net holding losses on investment securities available for sale transferred to investment securities held to maturity	(2,437)	—	—
Net change in accumulated gains (losses) on cash-flow hedging instruments	(48,974)	(10,165)	68,892

Other comprehensive income (loss), before income taxes and cumulative effect adjustment	(158,323)	104,908	142,179

Income tax expense (benefit) related to other comprehensive income:
Unrealized holding gain (loss) on investment securities available for sale	(40,211)	44,149	30,455
Less reclassification adjustment for gains (losses) on investment securities available for sale	(16)	1,591	2,850
Unrealized holding losses on investment securities held to maturity transferred to investment securities available for sale	—	—	(304)
Unamortized unrealized net holding losses on investment securities available for sale transferred to investment securities held to maturity	(916)	—	—
Net change in accumulated gains (losses) on cash-flow hedging instruments	(18,409)	(3,821)	25,897

Total income tax expense (benefit) related to other comprehensive income	(59,520)	38,737	53,198

Total comprehensive income (loss) before cumulative effect adjustment	(98,803)	66,171	88,981
Cumulative effect adjustment for accumulated net losses on hedging instruments, net of tax	—	—	(2,247)

Other comprehensive income (loss), after income taxes	$(98,803)	$66,171	$86,734

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003, 2002 and 2001

(22) Supplemental Disclosure for Statement of Cash Flows

      The Company paid approximately $380 million, $460 million and $732 million in interest on deposits and other liabilities during 2003, 2002 and 2001, respectively. The following table presents the Company’s noncash investing and financing activities for the years ended December 31, 2003, 2002 and 2001.

	December 31

	2003	2002	2001

	(in Thousands)
Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$32,255	$17,901	$23,936
Transfers of investment securities to available for sale securities	—	—	475,087
Transfers of investment securities to held to maturity securities	2,766,955	—	—
Increase in other assets and investment securities available for sale and long-term debt from FIN 46 deconsolidation	43,893	—	—
Loans to facilitate the sale of other real estate owned	324	291	597
Assets retained in loan securitizations	1,141,866	—	246,014
Loans to finance stock purchases	372	3,568	2,994
Change in unrealized gain on available-for-sale securities	(106,912)	115,073	73,287
Issuance of restricted stock, net of cancellations	6,546	2,764	2,230

Business combinations and divestitures:
Common stock issued	15,721	43,690	—
Assets acquired	20,876	73,637	—
Liabilities assumed	6,824	24,606	—
Assets sold	41,853	1,180	—
Liabilities sold	70,032	1,136	—

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

ITEM 9A —	CONTROLS AND PROCEDURES

      The management of the Company is responsible for periodically evaluating the Company’s disclosure controls and procedures, which are defined under applicable Securities and Exchange Commission regulations as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the Commission is recorded, processed, summarized and reported on a timely basis.

      As of December 31, 2003, the Company’s management, with the participation of its Chairman and Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10 —	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, the information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Additional Information Concerning the Board of Directors,” “Code of Conduct and Ethics” and “Executive Compensation and Other Information” of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

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

ITEM 11 — EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the sections entitled “Executive Compensation and Other Information” of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders. See Item 5 of this Annual Report on Form 10-K for information concerning the Company’s equity compensation plans.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

      The information required by this item is incorporated by reference to the sections entitled “Beneficial Security Ownership of Management and Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14 —	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is incorporated by reference to the section entitled “Fees paid to PricewaterhouseCoopers LLP” of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index of documents filed as part of this report:

Compass Bancshares, Inc. and Subsidiaries

Financial Statements

(b)	Reports on Form 8-K

      On April 18, 2003, the Parent Company filed a Form 8-K in which it furnished a press release announcing its financial results for the three-month period ended March 31, 2003. A copy of this press release, dated April 18, 2003, was attached as an exhibit to the Form 8-K.

      On July 16, 2003, the Parent Company filed a Form 8-K in which it furnished a press release announcing its financial results for the three and six-month periods ended June 30, 2003. A copy of this press release, dated July 16, 2003, was attached as an exhibit to the Form 8-K.

      On August 20, 2003, the Parent Company filed a Form 8-K in which it announced that the board of directors had authorized a share repurchase program allowing for the purchase of 3.3 percent of the Parent Company’s outstanding common stock. A copy of the press release, dated August 20, 2003, was attached as an exhibit to the Form 8-K.

      On October 17, 2003, the Parent Company filed a Form 8-K in which it furnished a press release announcing its financial results for the three and nine-month periods ended September 30, 2003. A copy of this press release, dated October 17, 2003, was attached as an exhibit to the Form 8-K.

      On January 20, 2004, the Parent Company filed a Form 8-K in which it furnished a press release announcing its financial results for the twelve-month period ended December 31, 2003. A copy of this press release, dated January 20, 2004, was attached as an exhibit to the Form 8-K.

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

(c) Exhibits (continued)

Page

(d)
Certificate of Amendment, dated September 16, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(e)
Certificate of Amendment, dated November 3, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(f)
Certificate of Amendment, dated May 15, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(g)
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

(c) Exhibits (continued)

Page

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

(21)	Subsidiaries of the Registrant	98
(23)	Consents of experts and counsel
(24)	Power of Attorney
(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer
(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer
(32.1)	Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer
(32.2)	Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer

      Certain financial statement schedules and exhibits have been omitted because they are not applicable.

Exhibit 21 — Subsidiaries of the Registrant

State or Other Jurisdiction
Subsidiaries	of Incorporation

Compass Bank	Alabama
Central Bank of the South	Alabama
Schaefer-Smith-Ankeney Insurance Agency, L.L.C	Arizona
Horizons Insurance Group, Inc.	Texas

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS BANCSHARES, INC.

Date: February 16, 2004	By /s/ D. Paul Jones, Jr. D. Paul Jones, Jr. Chairman and Chief Executive Officer

Date: February 16, 2004	By /s/ Garrett R. Hegel Garrett R. Hegel Chief Financial Officer

Date: February 16, 2004	By /s/ Kirk P. Pressley Kirk P. Pressley Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors	Date

/s/ James H. Click, Jr. James H. Click, Jr.	February 16, 2004

/s/ Charles W. Daniel Charles W. Daniel	February 16, 2004

/s/ W. Eugene Davenport W. Eugene Davenport	February 16, 2004

/s/ Tranum Fitzpatrick Tranum Fitzpatrick	February 16, 2004

/s/ Carl J. Gessler, Jr. Carl J. Gessler, Jr.	February 16, 2004

/s/ D. Paul Jones, Jr. D. Paul Jones, Jr.	February 16, 2004

/s/ Charles E. McMahen Charles E. McMahen	February 16, 2004

/s/ John S. Stein John S. Stein	February 16, 2004

/s/ J. Terry Strange J. Terry Strange	February 16, 2004

      The Directors of Compass Bancshares, Inc. executed a power of attorney appointing Jerry W. Powell, Joseph B. Cartee and Marc P. Follmer their attorneys-in-fact, empowering them to sign this report on their behalf.