Form 10-Q
period 2004-03-31
COMPASS BANCSHARES INC
filed 2004-05-07
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2004	Commission File No. 0-6032

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004

Common Stock, $2 Par Value	122,430,903

The number of pages of this report is 36.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$684,290	$726,492
Federal funds sold and securities purchased under agreements to resell	20,470	78,165
Trading account assets	76,490	59,024
Investment securities available for sale	4,540,592	4,375,208
Investment securities held to maturity (fair value of $3,381,942 and $2,949,023 for 2004 and 2003, respectively)	3,337,051	2,936,344
Loans	17,352,143	17,365,802
Allowance for loan losses	(244,655)	(244,882)

Net loans	17,107,488	17,120,920
Premises and equipment, net	530,297	527,295
Bank owned life insurance	413,241	409,188
Goodwill	298,857	293,839
Other assets	471,808	436,638

Total assets	$27,480,584	$26,963,113

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$5,065,470	$4,627,153
Interest bearing	11,458,975	11,060,670

Total deposits	16,524,445	15,687,823
Federal funds purchased and securities sold under agreements to repurchase	3,881,404	4,118,624
Other short-term borrowings	86,284	263,537
FHLB and other borrowings	4,812,828	4,827,814
Accrued expenses and other liabilities	248,433	193,432

Total liabilities	25,553,394	25,091,230
Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; Issued – none)	—	—
Common stock of $2 par value:
Authorized – 300,000,000 shares; Issued – 132,151,410 shares in 2004 and 131,569,085 shares in 2003	264,303	263,138
Treasury stock, at cost (9,956,145 shares in 2004 and 9,482,900 shares in 2003)	(337,628)	(317,669)
Surplus	239,660	227,404
Loans to finance stock purchases	(1,057)	(809)
Unearned restricted stock	(5,866)	(6,485)
Accumulated other comprehensive income	52,074	37,306
Retained earnings	1,715,704	1,668,998

Total shareholders’ equity	1,927,190	1,871,883

Total liabilities and shareholders’ equity	$27,480,584	$26,963,113

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
Interest income:
Interest and fees on loans	$231,807	$258,778
Interest on investment securities available for sale	44,012	61,552
Interest on investment securities held to maturity	34,568	5,677
Interest on federal funds sold and securities purchased under agreements to resell	152	115
Interest on trading account assets	140	124

Total interest income	310,679	326,246
Interest expense:
Interest on deposits	36,035	48,146
Interest on federal funds purchased and securities sold under agreements to repurchase	10,112	4,761
Interest on other short-term borrowings	202	237
Interest on FHLB and other borrowings	41,469	45,857

Total interest expense	87,818	99,001

Net interest income	222,861	227,245
Provision for loan losses	24,345	29,779

Net interest income after provision for loan losses	198,516	197,466
Noninterest income:
Service charges on deposit accounts	64,328	51,279
Credit card service charges and fees	16,569	14,017
Insurance commissions	14,587	10,804
Retail investment sales	7,558	7,161
Corporate and correspondent investment sales	5,963	8,423
Asset management fees	5,735	5,346
Bank owned life insurance	4,172	4,458
Investment securities gains, net	2,207	—
Other	20,792	21,619

Total noninterest income	141,911	123,107
Noninterest expense:
Salaries, benefits and commissions	118,137	107,729
Equipment	18,353	17,786
Net occupancy	16,478	14,560
Professional services	13,142	12,485
Marketing	8,669	9,227
Communications	5,523	6,017
Amortization of intangibles	1,626	1,799
Merger and integration	245	466
Other	27,974	26,064

Total noninterest expense	210,147	196,133

Net income before income tax expense	130,280	124,440
Income tax expense	44,033	42,355

Net income	$86,247	$82,085

Basic earnings per share	$0.71	$0.65
Basic weighted average shares outstanding	122,064	125,901
Diluted earnings per share	$0.69	$0.64
Diluted weighted average shares outstanding	125,146	128,083
Dividends per share	$0.3125	$0.2800

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2004 and 2003
(In Thousands)
(Unaudited)

					Accumulated
					Other		Total
	Common	Treasury		Retained	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Other	Equity	Income
					(in Thousands)
Balance, December 31, 2002	$260,824	$(129,415)	$199,907	$1,468,517	$136,109	$(4,440)	$1,931,502
Net income	—	—	—	82,085	—	—	82,085	$82,085
Change in unrealized holding gains on securities available for sale, net of tax	—	—	—	—	(8,210)	—	(8,210)	(8,210)
Change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	(9,493)	—	(9,493)	(9,493)

Comprehensive income								$64,382

Common dividends declared ($0.2800 per share)	—	—	—	(35,468)	—	—	(35,468)
Exercise of stock options and other issuances	387	—	3,197	(194)	—	—	3,390
Issuance of restricted stock, net of cancellations	305	—	4,483	—	—	(4,788)	—
Repayment of loans to finance stock purchases, net of advances	—	—	—	—	—	2	2
Issuance of treasury stock for acquisitions and employee benefit plans	—	11,070	227	—	—	—	11,297
Amortization of restricted stock	—	—	—	—	—	466	466

Balance, March 31, 2003	$261,516	$(118,345)	$207,814	$1,514,940	$118,406	$(8,760)	$1,975,571

Balance, December 31, 2003	$263,138	$(317,669)	$227,404	$1,668,998	$37,306	$(7,294)	$1,871,883
Net income	—	—	—	86,247	—	—	86,247	$86,247
Change in unrealized holding gains on securities available for sale, net of tax	—	—	—	—	13,603	—	13,603	13,603
Change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	1,165	—	1,165	1,165

Comprehensive income								$101,015

Common dividends declared ($0.3125 per share)	—	—	—	(38,781)	—	—	(38,781)
Exercise of stock options and other issuances	1,206	—	11,742	(760)	—	—	12,188
Cancellations of restricted stock, net of issuances	(41)	—	(399)	—	—	(71)	(511)
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(248)	(248)
Issuance of treasury stock for acquisitions and employee benefit plans	—	5,970	913	—	—	—	6,883
Amortization of restricted stock	—	—	—	—	—	690	690
Purchase of treasury stock	—	(25,929)	—	—	—	—	(25,929)

Balance, March 31, 2004	$264,303	$(337,628)	$239,660	$1,715,704	$52,074	$(6,923)	$1,927,190

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
Operating Activities:
Net income	$86,247	$82,085
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	26,350	26,962
Accretion of discount and loan fees	(6,184)	(4,240)
Provision for loan losses	24,345	29,779
Net change in trading account assets	(17,466)	(14,039)
Net gain on sale of investment securities available for sale	(2,207)	—
Increase in other assets	(35,458)	(17,941)
Increase in other liabilities	45,153	3,626

Net cash provided by operating activities	120,780	106,232
Investing Activities:
Proceeds from maturities/calls of investment securities held to maturity	170,750	103,373
Proceeds from sales of investment securities available for sale	210,480	68,111
Proceeds from maturities/calls of investment securities available for sale	252,415	543,767
Purchases of investment securities available for sale	(598,316)	(806,713)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	57,695	(121,289)
Net increase in loan portfolio	(601,903)	(316,454)
Net cash received in acquisitions	—	1,371
Purchases of premises and equipment	(16,621)	(20,324)
Proceeds from sales of other real estate owned	6,387	4,156

Net cash used by investing activities	(519,113)	(544,002)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows— Continued
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	710,771	741,057
Net increase (decrease) in time deposits	124,454	(634,355)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(237,220)	499,773
Net decrease in short-term borrowings	(177,253)	(199,719)
Proceeds from FHLB advances and other borrowings	200,100	—
Repayment of FHLB advances and other borrowings	(200,090)	(5,083)
Redemption of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	(18,690)	—
Common dividends paid	(38,324)	(35,149)
Purchase of treasury stock	(19,046)	—
Repayment of loans to finance stock purchases	248	68
Proceeds from exercise of stock options	11,181	3,296

Net cash provided by financing activities	356,131	369,888

Net decrease in cash and due from banks	(42,202)	(67,882)
Cash and due from banks at beginning of period	726,492	734,540

Cash and due from banks at end of period	$684,290	$666,658

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$6,911	$12,110
Loans to facilitate the sale of other real estate owned	—	47
Assets retained in loan securitizations	588,757	—
Loans to finance stock purchases	496	66
Change in unrealized gain on available for sale investment securities	25,479	(13,170)
Issuance of restricted stock, net of cancellations	71	4,734
Treasury stock exchanged for the exercise of stock options	6,883	—
Business combinations and divestitures:
Assets acquired	—	16,095
Liabilities assumed	—	6,141
Treasury stock issued	—	11,325

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

     The Company has two bank subsidiaries. The Company’s principal bank subsidiary is Compass Bank (“Compass Bank”), an Alabama banking corporation headquartered in Birmingham, Alabama. The Company’s other bank subsidiary is Central Bank of the South (“Central Bank of the South”), an Alabama banking corporation headquartered in Anniston, Alabama. Central Bank of the South has limited activities. The bank subsidiaries of the Company are referred to collectively as the “Subsidiary Banks”.

     The consolidated financial statements of the Company in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 12, 2004.

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

     Management’s evaluation process to determine the adequacy of the allowance for loan losses combines three factors which involve the use of estimates, assumptions and judgments: historical loss experience derived from analytical models, current trends and economic conditions and reasonably foreseeable events. Since current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements.

     In various segments of its business, the Company uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. The Company believes that its methods for addressing these judgmental areas are in accordance with generally accepted accounting principles in the United States and are in line with industry practices in assessing hedge effectiveness. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained.

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

     The calculation of the Company’s income tax provision is complex and requires the use of estimates and judgments in its determination. As part of the Company’s evaluation and implementation of business strategies, consideration is given to the regulations and tax laws that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments in order to evaluate the effect they may have on the Company’s overall tax position. Management believes the income tax provision is adequate and properly recorded in the financial statements.

Stock-Based Compensation

     The Company has long-term incentive stock option plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income of the Company for these plans.

     Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003, respectively: risk-free interest rates of 3.31 percent and 3.10 percent; expected dividend yields of 3.94 percent and 4.78 percent; volatility factors of the expected market price of the Company’s common stock of 0.295 and 0.309; and a weighted-average expected life of the options of 5 years for both periods.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, such as expected stock price volatility. Since the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

     The Company’s options granted in 2003 vest 50 percent at the end of the first year and 25 percent at the end of each of the next two years. The compensation expense related to these options has been allocated over the vesting period for purposes of pro forma disclosures. Options expire ten years after the date of grant.

     The Company’s actual and pro forma information follows (in thousands except per share data):

	Three Months Ended
	March 31
	2004	2003
Net income:
As reported	$86,247	$82,085
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,611	2,410

Pro forma net income	$83,636	$79,675

Basic earnings per share:
As reported	$0.71	$0.65
Pro forma	$0.69	$0.63
Diluted earnings per share:
As reported	$0.69	$0.64
Pro forma	$0.67	$0.62

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements – Continued

Website Availability of Reports Filed with the Securities and Exchange Commission

The Company maintains an Internet website located at www.compassweb.com on which, among other things, the Company makes available, free of charge, various reports that it files with, or furnishes to, the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission. To access these reports directly, users may visit the following Internet address: http://ir.shareholder.com/cbss/sec.cfm. The information contained on this Internet address is not nor should be considered part of this filing.

NOTE 2 — Business Combinations and Divestitures

Business Combinations

     On July 2, 2003, the Company completed the acquisition of Apogee Holdings, Inc. (“Apogee”); a Houston, Texas based compensation and benefits consulting company. Apogee specializes in providing health and welfare plans, qualified retirement plan services, executive benefits and compensation consulting to corporate clients, as well as personal wealth transfer planning to high net worth individuals. The transaction was accounted for under the purchase method of accounting.

     On March 10, 2003, the Company completed the acquisition of Maxson-Mahoney-Turner, Inc. (“MM&T”); a Dallas, Texas based full-line general insurance brokerage firm. MM&T had annual revenues of approximately $5 million and services commercial and retail customers in the Dallas/Ft. Worth metroplex and the southwestern United States. MM&T specializes in providing property and casualty insurance, personal insurance, employee benefit plans and surety products. The transaction was accounted for under the purchase method of accounting.

     On March 3, 2003, the Company completed the acquisition of Mueller & Associates, Inc. (“Mueller”); a Tucson, Arizona based full-line general insurance brokerage firm. Mueller had annual revenues of approximately $4 million and services commercial and retail customers in Tucson and throughout the state of Arizona. Mueller specializes in providing property and casualty insurance, personal insurance, life insurance and surety products. The transaction was accounted for under the purchase method of accounting.

     Several of the acquisition agreements include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals, for a period of typically three years. At March 31, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $18.0 million, primarily in the form of stock.

Divestitures

     During 2003, the Company completed the sale of two non-strategic banking centers in Nebraska. A gain of $2.1 million was realized on the sale and is included in other income on the Consolidated Statements of Income for the year ended December 31, 2003.

NOTE 3 — Capital Securities and Preferred Stock

Capital Securities

     The Company currently has two subsidiary business trusts (Compass Trust I and Compass Trust III) which have issued mandatorily redeemable preferred securities (“Trust Preferred Securities”). As guarantor, the Company unconditionally guarantees payment of: accrued and unpaid distributions required to be paid on the Trust Preferred Securities; the redemption price when the Trust Preferred Securities are called for redemption; and amounts due if a trust is liquidated or terminated.

     The Company owns all of the outstanding common stock of each of the two trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common stock to buy debentures issued by the Parent Company (“Capital Securities”). These Capital Securities are the trusts’ only assets and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. The Capital Securities are reflected as other borrowing in the Company’s Consolidated Balance Sheets as of March 31, 2004.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements – Continued

     The Trust Preferred Securities must be redeemed when the related Capital Securities mature, or earlier, if provided in the governing indenture. Each issue of Trust Preferred Securities carries an interest rate identical to that of the related Capital Securities. The Trust Preferred Securities qualify as Tier 1 Capital, subject to regulatory limitations, under guidelines established by the Board of Governors of the Federal Reserve System (“Federal Reserve”).

     The subsidiary business trusts have the right to redeem their Trust Preferred Securities: (i) in whole or in part, on or after January 15, 2007 (for securities issued by Compass Trust I) and March 22, 2007 (for securities issued by Compass Trust III); and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the offering circulars). If the Trust Preferred Securities issued by Compass Trust I are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the Trust Preferred Securities issued by Compass Trust III are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest.

     On March 19, 2004, the Company redeemed the Trust Preferred Securities issued by FW Capital I, a subsidiary business trust.

Class B Preferred Stock

     In December 2000, a subsidiary of the Company issued $21 million of Class B Preferred Stock (the “Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at March 31, 2004 and December 31, 2003. The Preferred Stock qualifies as Tier I Capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.

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

     The Company’s Capital Securities and Preferred Stock are summarized below.

	Maturity	March 31	December 31
	Dates	2004	2003
		(in Thousands)
Capital Securities:
8.23% debentures payable to Compass Trust I	2027	$103,093	$103,093
9.38% debentures payable to FW Capital I *	2029	—	23,711
7.35% debentures payable to Compass Trust III	2032	309,279	309,279
Fair value of hedged Capital Securities		32,489	27,760
Class B Preferred Stock		17,964	17,955

Total Capital Securities and Preferred Stock		$462,825	$481,798

* All Capital Securities issued by the Company were redeemed on March 19, 2004.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 4 – Earnings Per Share

	Three Months Ended
	March 31
	2004	2003
	(In Thousands Except Per Share Data)
	(Unaudited)
BASIC EARNINGS PER SHARE:
Net income	$86,247	$82,085

Weighted average shares outstanding	122,064	125,901

Basic earnings per share	$0.71	$0.65

DILUTED EARNINGS PER SHARE:
Net income and assumed conversions	$86,247	$82,085

Weighted average shares outstanding	122,064	125,901
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using average market price for the period	3,082	2,182

Weighted average diluted shares outstanding	125,146	128,083

Diluted earnings per share	$0.69	$0.64

NOTE 5 – Segment Information

     The Company’s segment information is presented by line of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics, through various products and services. The segment results include certain overhead allocations and intercompany transactions. All intercompany transactions have been eliminated to determine the consolidated balances. The Company’s reportable operating segments are Corporate Banking, Retail Banking, Wealth Management, and Treasury.

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

     The Wealth Management segment provides specialized investment portfolio management, traditional credit products, financial counseling, and customized services to the Company’s private clients and foundations as well as investment management and retirement services to companies and their employees. The Wealth Management segment is also the discretionary investment manager of Expedition Funds®, the Company’s family of proprietary mutual funds.

     The Treasury segment’s primary function is to manage the investment securities portfolio, the interest rate sensitivity of the Company’s balance sheet, and the liquidity and funding positions of the Company.

     Corporate Support and Other includes activities that are not directly attributable to the reportable segments. Included in this category are the activities of the Parent Company and support functions, including accounting, loan review and the elimination of intercompany transactions.

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

     The development and application of these methodologies is a dynamic process. Accordingly, financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The segment information for 2003 has been revised to conform to the 2004 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles in the United States. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

     The following table presents information for the Company’s segments as of and for the three months ended March 31, 2004 and 2003.

For the Three Months Ended March 31, 2004
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$81,149	$74,980	$10,334	$23,680	$32,718	$222,861
Noninterest income	36,652	89,431	7,283	8,252	293	141,911
Noninterest expense	50,260	96,853	10,428	2,810	49,796	210,147

Segment income (loss)	$67,541	$67,558	$7,189	$29,122	$(16,785)	154,625

Provision for loan losses						24,345

Net income before income tax expense						130,280
Income tax expense						44,033

Net income						$86,247

Balance Sheet
Average assets	$9,661,834	$6,450,947	$1,126,237	$7,494,532	$2,224,659	$26,958,209
Average loans	9,507,094	6,201,400	1,117,543	—	758,057	17,584,094
Average deposits	4,408,094	9,090,492	1,259,271	1,476,965	(560,666)	15,674,156
Period-end assets	$9,809,747	$6,549,766	$1,173,094	$7,669,174	$2,278,803	$27,480,584
Period-end loans	9,652,994	6,298,381	1,165,145	—	235,623	17,352,143
Period-end deposits	4,869,438	9,281,172	1,265,515	1,802,723	(694,403)	16,524,445

For the Three Months Ended March 31, 2003
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$76,624	$64,479	$8,733	$18,592	$58,817	$227,245
Noninterest income	32,848	76,749	6,862	6,554	94	123,107
Noninterest expense	46,277	88,282	9,893	3,075	48,606	196,133

Segment income	$63,195	$52,946	$5,702	$22,071	$10,305	154,219

Provision for loan losses						29,779

Net income before income tax expense						124,440
Income tax expense						42,355

Net income						$82,085

Balance Sheet
Average assets	$9,124,080	$5,648,249	$974,026	$5,965,554	$2,094,486	$23,806,395
Average loans	8,975,008	5,404,825	965,271	—	1,260,983	16,606,087
Average deposits	3,743,227	8,900,922	1,168,107	934,971	63,351	14,810,578
Period-end assets	$9,208,851	$5,734,563	$990,451	$6,311,659	$2,115,612	$24,361,136
Period-end loans	9,040,975	5,496,687	982,708	—	1,242,181	16,762,551
Period-end deposits	4,093,624	9,106,446	1,261,951	710,558	67,743	15,240,322

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 6 – Loans and Allowance for Loan Losses

     The following presents the composition of the loan portfolio at March 31, 2004 and December 31, 2003.

	March 31	December 31
	2004	2003
	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,699,303	$3,621,778
Commercial real estate – construction	1,488,984	1,428,676
Residential real estate – construction	1,124,791	1,081,339
Commercial real estate – mortgage	3,990,707	3,856,793

Total commercial loans	10,303,785	9,988,586
Consumer loans:
Residential real estate – mortgage	1,176,428	1,656,388
Equity lines of credit	1,194,313	1,122,725
Equity loans	1,053,817	1,046,881
Credit card	479,105	485,487
Consumer installment – direct	414,865	435,326
Consumer installment – indirect	2,729,830	2,630,409

Total consumer loans	7,048,358	7,377,216

Total	$17,352,143	$17,365,802

     A summary of the activity in the allowance for loan losses for the three months ended March 31, 2004 and 2003 follows:

	Three Months Ended March 31
	2004	2003
	(in Thousands)
Balance at beginning of period	$244,882	$232,830
Provision charged to income	24,345	29,779
Allowance for loans securitized/sold	(591)	—
Net charge-offs (recoveries):
Commercial, financial and agricultural	3,602	3,110
Commercial real estate – mortgage	107	720
Real estate – construction	145	(3)
Residential real estate – mortgage	356	570
Equity lines of credit	726	975
Equity loans	573	1,682
Credit card	9,579	9,187
Consumer installment – direct	1,623	1,764
Consumer installment – indirect	7,270	7,504

Total net charge-offs	23,981	25,509

Balance at end of period	$244,655	$237,100

     Nonperforming assets at March 31, 2004 and December 31, 2003 are detailed in the following table.

	March 31	December 31
	2004	2003
	(in Thousands)
Nonaccrual loans	$79,052	$65,870
Renegotiated loans	64	218

Total nonperforming loans	79,116	66,088
Other real estate	30,782	29,014

Total nonperforming assets	$109,898	$95,102

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 7 – Securitized Assets

     The Company enters into securitization transactions involving its residential loan portfolio, including home equity loans, and participations in the guaranteed portion of its Small Business Administration loans. These transactions result in certain assets being reclassified from loans to investment securities and in improved liquidity. These assets, which the Company continues to manage and service, approximated $2.0 billion and $1.5 billion at March 31, 2004 and December 31, 2003, respectively.

     During March of 2004, the Company securitized $589 million of residential mortgage loans and retained 100 percent of the beneficial interests and retained interests. The beneficial interests are AAA/Aaa rated securities, by Standard & Poor’s and Moody’s, respectively, and the retained interests include an interest only strip. The value of the Company’s retained interests, which are subordinate to the beneficial interests, are subject to credit, prepayment, and interest rate risks on the transferred financial assets. The beneficial interests are reflected as Investment Securities Held to Maturity and the interest only strip is reflected as Investment Securities Available for Sale on the Company’s Consolidated Balance Sheet as of March 31, 2004. No gain or loss was recognized as a result of this transaction. In this securitization, the Company retained servicing responsibilities and receives annual servicing fees amounting to 25 basis points of the outstanding balance of fixed rate loans and 37.5 basis points of the outstanding balance of adjustable rate loans. The securitization trust has no recourse to the Company’s other assets for failure of debtors to pay when due.

     At March 31, 2004, key economic assumptions used in measuring the interest only strip and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

I/O Strip
Carrying amount/fair value of retained interests	$13,884
Weighted-average life (in years)	4.7
Prepayment speed assumption (annual rate)	43.0% CPR *
Impact on fair value of 10% adverse change	$(1,333)
Impact on fair value of 20% adverse change	$(2,493)
Expected credit losses	0.25%
Impact on fair value of 10% adverse change	$(107)
Impact on fair value of 20% adverse change	$(219)
Residual cash flows discount rate (annual)	10.0%
Impact on fair value of 10% adverse change	$(461)
Impact on fair value of 20% adverse change	$(900)

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

     Following are the expected static pool credit losses:

	2004	2005	2006	2007	2008
Actual and Projected Credit Losses	0.01%	0.04%	0.07%	0.07%	0.05%

     Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 8 – Off-Balance Sheet Activities, Derivatives and Hedging

Accounting for Derivative Instruments and Hedging Activities

     The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contractual or notional amount of all derivative instruments as of March 31, 2004 and December 31, 2003.

	March 31		December 31
	2004		2003
		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading
	(in Thousands)
Forward and futures contracts	$1,325,116	$—	$771,993	$—
Interest rate swap agreements:
Pay fixed versus receive float	1,374,609	—	1,491,175	—
Receive fixed versus pay float	1,392,737	1,900,200	1,514,564	1,805,200
Floors and caps written	26,704	—	32,850	—
Floors and caps purchased	72,512	—	78,551	—

     The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both March 31, 2004 and December 31, 2003. These derivative positions are primarily executed in the over-the-counter market. For the three months ended March 31, 2004 and March 31, 2003, there were no credit losses associated with derivative instrument contracts.

	March 31, 2004		December 31, 2003
	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value
	(in Thousands)
Cash Flow Hedges:
Interest rate swap agreements	$1,000,000	$7,297	$1,000,000	$589
Floors and caps purchased	—	—	—	—
Fair Value Hedges:
Interest rate swap agreements	900,200	83,275	805,200	73,238

Interest-Rate Risk

     The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Fair-Value Hedges

     The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three months ended March 31, 2004 and 2003. The Company recognized a decrease to interest expense of $11.1 million and $11.4 million for the three months ended March 31, 2004 and 2003, respectively, related to interest rate swaps accounted for as fair value hedges. At March 31, 2004, the fair value hedges had a carrying value of $83.3 million and a weighted average remaining term of 3.4 years.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Cash-Flow Hedges

     The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no cash flow hedging gains or losses recognized for the three-month periods ended March 31, 2004 and 2003, resulting from hedge ineffectiveness. During the fourth quarter of 2002, the Company terminated interest rate swaps that were hedging floating rate commercial loans. At March 31, 2004, a deferred gain from this termination of $771,000 remained in accumulated other comprehensive income and will be amortized into income over the next two months as the related loan interest income is recognized. As of March 31, 2004, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. The Company recognized additional interest income of $6.6 million and $17.7 million related to interest rate swaps and floors accounted for as cash flow hedges for the three months ended March 31, 2004 and 2003, respectively. Deferred net gains of $7.3 million on derivative instruments not terminated are recorded in other comprehensive income at March 31, 2004. Based on the current interest rate environment these gains are expected to be reclassified to interest income over the next twelve months as net settlements occur.

Off-Balance Sheet Activities

     During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. The purpose of the conduit is to diversify the Company’s funding sources. Sunbelt was structured as a Qualifying Special Purpose Entity (“QSPE”), as defined by SFAS No. 140, with a limited business purpose of purchasing highly-rated investment grade debt securities from the Company’s trading account securities portfolio and financing its purchases through the issuance of P-1/F1 rated commercial paper. All assets sold to the conduit were performing and no significant gains or losses were recognized on the sale.

     At March 31, 2004, all securities held by Sunbelt were AAA/Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. Approximately 99 percent of the securities held by Sunbelt at March 31, 2004 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.1 billion at March 31, 2004 and $904 million at December 31, 2003, respectively. The Company realized fee income of $1.5 million and $1.8 million for the three months ended March 31, 2004 and 2003, respectively, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At March 31, 2004 and December 31, 2003, receivables from Sunbelt were $3 million. There were no outstanding payables to Sunbelt at either March 31, 2004 or December 31, 2003. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if such an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of March 31, 2004.

     There is currently a proposed amendment to SFAS 140, which could result in Sunbelt no longer qualifying as a QSPE. If this amendment is finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company would not have a significant impact on the Company’s regulatory capital ratios, as they would continue to exceed the minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 13 - Recently Issued Accounting Standards.

NOTE 9 – Shareholders’ Equity

     In January and August of 2003, the Company announced that its board of directors authorized share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, respectively, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through March 31, 2004, 6.1 million shares had been repurchased under the January 2003 plan at a cost of $221 million. Approximately 475,000 of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At March 31, 2004, approximately 4.3 million shares remained available for repurchase under both 2003 plans. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions, and other factors.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

     In February 2004, the Company increased its quarterly dividend 12 percent to $0.3125 per common share, from $0.2800 per common share in 2003.

     At March 31, 2004, accumulated other comprehensive income included $5.0 million from the effective portion of cash flow hedges and $47.0 million of net unrealized gains on investment securities available for sale. At December 31, 2003, accumulated other comprehensive income reflected $3.9 million associated with the effective portion of cash flow hedges and $33.4 million of net unrealized gains on investment securities available for sale.

NOTE 10 – Goodwill and Other Acquired Intangible Assets

     As of March 31, 2004, the Company had four reporting units with goodwill, which include Corporate Banking with $136 million, Retail Banking with $96 million, Insurance with $60 million and Wealth Management with $7 million. During the three months ended March 31, 2004, goodwill increased $4 million, $477,000, and $242,000 within the Insurance reporting unit, the Corporate Banking reporting unit and the Wealth Management reporting unit, respectively. These amounts increased primarily from contingent consideration payments related to prior acquisition activity.

     Each reporting unit was tested for impairment in the third quarter of 2003. The fair value of the reporting units were estimated using the expected present value of future cash flows. This cash flow approach indicated no impairment charge was required at the test date.

     Acquired intangible assets as of March 31, 2004 are detailed in the following table.

	As of March 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
	(in Thousands)
Nonamortizing goodwill	$352,590	$(53,733)	$298,857

Amortizing intangible assets:
Core deposit intangibles	$70,259	$(56,089)	$14,170
Other customer intangibles	38,078	(9,302)	28,776

Total amortizing intangible assets	$108,337	$(65,391)	$42,946

     The Company recognized $1.6 million and $1.8 million in amortization expense on acquired intangible assets for the three months ended March 31, 2004 and 2003, respectively. Aggregate amortization expense for the years ending December 31, 2004 through December 31, 2008 are estimated to be $6.4 million, $5.4 million, $4.1 million, $3.3 million, and $3.0 million, respectively.

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

     Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. As of March 31, 2004, the recorded amount of these deferred fees was $4 million. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $531 million.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

     The following represent the Company’s commitments to extend credit and standby letters of credit as of March 31, 2004, and December 31, 2003:

	March 31	December 31
	2004	2003
	(in Thousands)
Commitments to extend credit	$10,467,587	$9,993,691
Standby and commercial letters of credit	530,643	451,868

     At March 31, 2004, the Company has potential recourse related to FNMA securitizations of approximately $18 million.

     Certain acquisition agreements, related to the insurance agencies and the investment advisory firm, include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals, for a period of typically three years. At March 31, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $18 million, primarily in the form of stock.

     In the ordinary course of business, the Company has entered into indemnification agreements covering claims and potential legal proceedings against its directors and officers and the Company has entered into similar but time limited agreements with respect to the directors and officers of acquired entities. The Company also makes standard representations and warranties in underwriting agreements, merger and acquisition agreements, brokerage activities, and other similar arrangements. The counterparties to many of these indemnifications provide similar indemnifications to the Company.

NOTE 12 – Defined Benefit Pension Plan

     The following table provides certain information with respect to the Company’s defined benefit pension plan for the periods ending March 31, 2004 and 2003.

	March 31	March 31
	2004	2003
	(in Thousands)
Service cost	$1,720	$1,545
Interest cost	2,108	1,950
Expected return on plan assets	(2,582)	(2,254)
Amortization of prior service cost	8	8
Amortization of net loss	555	251

Net periodic benefit cost	$1,809	$1,500

     For the three months ended March 31, 2004, the Company has not made any contributions to the defined benefit pension plan due to the defined benefit pension plan being fully funded. For the remainder of 2004, the Company does not anticipate making any contributions to the defined benefit pension plan. In the future, the Company anticipates contributing amounts to the defined benefit pension plan sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.

NOTE 13 – Recently Issued Accounting Standards

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

Consolidation of Variable Interest Entities

     On January 15, 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. Compass’ securitization structure, as of March 31, 2004, met QSPE standards, and therefore, will not be affected by the adoption of FIN 46 or FIN 46R.

     Additionally, in June 2003, the FASB issued a proposed amendment to SFAS 140, which would amend the requirements for QSPE status. Sunbelt would no longer meet QSPE requirements if the proposed amendment were finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue off-balance sheet treatment.

     Prior to the adoption of FIN 46R the Company classified its subsidiary business trust’s Trust Preferred Securities as Capital Securities on the Consolidated Balance Sheets. The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trust’s Trust Preferred Securities. The Company’s Capital Securities are now classified as Other Borrowings on the Consolidated Balance Sheets.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments

     On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair-value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB No. 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. Management does not believe the provisions of this standard will have a material impact on the results of future operations.

Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Forward-Looking Information

     This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Company’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These forward-looking statements involve risks and uncertainties including, but not limited to: regional and local economic conditions; regulatory actions; capital markets volatility; the level of interest rates and effects of such interest rates on derivatives contracts; changes in laws and regulations relating to financial services and significant changes in accounting, tax or regulatory practices or requirements; the growth and credit performance of the loan portfolios; competition for our customers from other financial service providers; the dividend capabilities of subsidiaries; and the resolution of legal proceedings and related matters. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company disclaims any obligation to update any such forward-looking statements.

Overview

     The Company had net income of $86.2 million for the first quarter of 2004, a five percent increase over the $82.1 million earned during the first quarter of 2003. For the same time period, diluted earnings per share increased eight percent to $0.69 from $0.64 in the prior year.

     The Company operates 376 full-service banking centers including 136 in Texas, 89 in Alabama, 71 in Arizona, 42 in Florida, 28 in Colorado and 10 in New Mexico.

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

     Net interest income for the three months ended March 31, 2004, decreased to $223.7 million from $228.2 million, for the three months ended March 31, 2003, as interest income decreased $15.7 million and interest expense decreased $11.2 million. The decrease in interest income was due to a 108 basis point decrease in the average yield on earning assets from 6.15 percent to 5.07 percent, partially offset by an increase in average earning assets of $3.1 billion, or 15 percent. The increase in average earning assets from the first quarter of 2003 was primarily the result of a $2.1 billion increase in average investment securities, including both investment securities available for sale and investment securities held to maturity, and an increase of $978 million in average loans. The increase in the investment securities was primarily due to the securitization and retention of loans as investment securities throughout the last three quarters of 2003 and into 2004, including $589 million in residential real estate loans during the first quarter of 2004. Loans increased due to continued loan demand through all of the Company’s markets. The 11 percent decrease in interest expense over the prior year quarter was primarily the result of a 53 basis point decrease in the rate paid on interest bearing liabilities, offset partially by a $2.5 billion increase in average interest-bearing liabilities. The increase in average interest-bearing liabilities was primarily the result of a $2.5 billion increase in fed funds purchased and a $60 million increase in total interest bearing deposits, offset partially by a $48 million decrease in FHLB and other borrowings.

     Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin decreased to 3.64 percent for the first quarter of 2004, compared to 4.29 percent for the first quarter of 2003. This decrease resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. During the first quarter of 2004, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 29 basis points as compared to a 55 basis point positive impact for the first quarter of 2003.

     The following table presents the actual and projected impact of the Company’s derivatives held for hedging purposes on net interest margin by quarter for fiscal years 2003 and 2004. The derivatives included in the table below are both cash flow hedges and fair value hedges, including terminated cash flow hedges. The table assumes interest rates remain at March 31, 2004 levels.

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
	Actual	Actual	Actual	Actual	Total
	(in Thousands)
Hedging derivatives positive impact to net interest margin	$29,148	$26,034	$21,918	$21,755	$98,855

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	Total
	Actual	Projected*	Projected*	Projected*	Projected*
Hedging derivatives positive impact to net interest margin	$17,668	$13,959	$13,176	$12,455	$57,258

* Projected impact based on March 31, 2004 interest rates.

     Derivative instruments are subject to market risk. While the Company does have trading derivatives to facilitate customer transactions, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date, and the receive fixed coupon rate for derivative instruments used for hedging activities as of March 31, 2004. The maturity date used in the table below is the first call date, when applicable. See Note 8 – Off-Balance Sheet Activities, Derivatives and Hedging for further information about the Company’s use of derivatives and the fair value of those instruments.

	April 1, 2004
	through December 31,	For the Year Ended December 31
	2004	2005	2006	Thereafter
	($ in Thousands)
Non-trading interest rate contracts
Cash Flow Hedges
Notional maturity	$—	$500,000 (1)	$500,000	$—
Weighted average coupon received on maturities	—%	2.60%	2.10%	—%
Weighted average time to maturity (months)	—	16	25	—
Fair Value Hedges
Notional maturity	$190,000	$—	$—	$710,200
Weighted average coupon received on maturities	5.48%	—%	—%	6.70%
Weighted average time to maturity (months)	4	—	—	51

(1)	Represents $300 million of notional swaps that became effective in February 2004 and $200 million of notional forward starting swaps that will be effective in August 2004.

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

     The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three month period ended March 31, 2004, as compared to the same period in 2003 (in thousands):

	Three Months Ended
	March 31, 2004
	Change
	2003 To	Attributed to
	2004	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$37	$47	$(7)	$(3)
Trading account securities	21	18	3	—
Investment securities available for sale	(18,005)	(3,976)	(14,989)	960
Investment securities held to maturity	29,249	33,623	(662)	(3,712)
Loans	(26,963)	15,249	(39,864)	(2,348)

Increase (decrease) in interest income	$(15,661)	$44,961	$(55,519)	$(5,103)

Interest expense:
Deposits	$(12,111)	$(1,744)	$(10,320)	$(47)
Federal funds purchased and securities sold under agreements to repurchase	5,351	7,023	(676)	(996)
Other short-term borrowings	(35)	27	(56)	(6)
FHLB and other borrowings*	(4,388)	(461)	(3,967)	40

Increase (decrease) in interest expense	$(11,183)	$4,845	$(15,019)	$(1,009)

* Includes Capital Securities and Preferred Stock.

Noninterest Income and Noninterest Expense

     During the first quarter of 2004, noninterest income increased $18.8 million, or 15 percent, to $141.9 million, over first quarter 2003. The increase in noninterest income is directly attributable to increases in most of the fee-based businesses of the Company, including a $13.0 million increase in service charges on deposit accounts, a $3.8 million increase in insurance commissions, a $2.6 million increase in credit card service charges and fees, offset partially by a decrease of $2.5 million in corporate and correspondent investment sales. The increase in service charges on deposit accounts was primarily due to increases in noninterest bearing demand deposit accounts, while the increase in credit card service charges and fees was due to increased volume of activity in credit card and debit card business. The increase in insurance commissions is due to continued expansion of the property and casualty line of business throughout the Company’s franchise primarily through internal growth and acquisitions. Corporate and correspondent investment sales is comprised of commissions on the sales of bonds to approximately 750 correspondent banks and matched interest rate protection contracts to corporate customers. The decrease in this caption is due to the uncertainty of future interest rate movements, which slowed the sale of these products.

     Noninterest expense, for the quarter ended March 31, 2004, increased $14.0 million, or 7 percent, over the first quarter of 2003. The majority of the increase was in salaries, benefits and commissions. The increase in salaries, benefits and commissions is due to an increase in full-time equivalent employees. Full-time equivalent employees were 7,653 at March 31, 2004 compared to 7,303 at March 31, 2003. This increase in full-time equivalent employees is primarily the result of insurance agency acquisition activity and the opening of new branches.

Income Taxes

     The increase in income tax expense for the three month period ended March 31, 2004, as compared to the same periods in 2003, is directly attributable to the increase in pretax income.

Provision and Allowance for Loan Losses

     The provision for loan losses for the three months ended March 31, 2004 was $24.3 million compared to $29.8 million for the same period in 2003. The allowance for loan losses and the resulting provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and existing economic conditions. The allowance for loan losses at March 31, 2004 was $245 million. The ratio of the allowance for loan losses to loans outstanding was 1.41 percent at March 31, 2004 and December 31, 2003. Management believes that the allowance for loan losses at March 31, 2004 is adequate.

Nonperforming Assets and Past Due Loans

     Stated as a percentage of total loans and other real estate owned, nonperforming assets at March 31, 2004, were 0.63 percent, compared to 0.55 percent at December 31, 2003. At March 31, 2004, the allowance for loan losses as a percentage of nonperforming loans was 309 percent, compared to 371 percent at December 31, 2003. The allowance for loan losses as a percentage of nonperforming assets was 257 percent at December 31, 2003, compared to 223 percent at March 31, 2004.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, and other real estate, totaled $110 million at March 31, 2004, compared to $95 million at December 31, 2003. The increase in nonperforming assets was attributable to an increase in nonaccrual loans. The increase in nonaccrual loans was primarily the result of two secured commercial loans totaling $10 million. Loans past due ninety days or more but still accruing interest were $19 million at March 31, 2004 compared to $26 million at December 31, 2003. The decrease in this caption is the result of a $6 million loan which had matured at December 31, 2003. This loan was current and renewed during the first quarter.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
Allowance for Loan Losses
Balance at beginning of period	$244,882	$232,830
Add: Provision charged to income	24,345	29,779
Deduct: Allowance for loans sold / securitized	591	—
Loans charged off	30,062	29,433
Loan recoveries	(6,081)	(3,924)

Net charge-offs	23,981	25,509

Balance at end of period	$244,655	$237,100

Net charge-offs as a percentage of average loans (annualized)	0.55%	0.62%

	March 31, 2004	December 31, 2003
Nonperforming Assets
Nonaccrual loans	$79,052	$65,870
Renegotiated loans	64	218

Total nonperforming loans	79,116	66,088
Other real estate	30,782	29,014

Total nonperforming assets	$109,898	$95,102

Accruing loans ninety days or more past due	$18,663	$26,159
Other repossessed assets	1,472	427
Allowance as a percentage of loans	1.41%	1.41%
Total nonperforming loans as a percentage of loans	0.46	0.38
Total nonperforming assets as a percentage of loans and ORE	0.63	0.55
Accruing loans ninety days or more past due as a percentage of loans	0.11	0.15
Allowance for loan losses as a percentage of nonperforming loans	309.24	370.54
Allowance for loan losses as a percentage of nonperforming assets	222.62	257.49

Financial Condition

Overview

     Total assets at March 31, 2004 were $27.5 billion, up from $27.0 billion at December 31, 2003. The increase in assets was due primarily to internal loan growth and the subsequent securitization and reclassification of these loans into investment securities.

Assets and Funding

     At March 31, 2004, earning assets totaled $25.3 billion, an increase of approximately $500 million from the $24.8 billion in earning assets at December 31, 2003. The mix of earning assets changed slightly with total investment securities and loans comprising 31 percent and 69 percent, respectively, of total earning assets at March 31, 2004, while at December 31, 2003 total investment securities and loans were 30 percent and 70 percent, respectively, of earning assets. The asset mix shifted due to the residential real estate securitization the Company completed in the first quarter of 2004, which transferred $589 million from loans to investment securities. The $566 million growth in investment securities, including investment securities held to maturity and investment securities available for sale, was funded by a $837 million increase in deposits, offset partially by a decrease of $237 million in fed funds purchased and a decrease of $177 million in other short-term borrowings.

Liquidity and Capital Resources

     Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At March 31, 2004, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $155 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

     The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong as the ratio of total shareholders’ equity to total assets at March 31, 2004 was 7.01 percent compared to 6.94 percent at December 31, 2003. The increase in this ratio was due to an increase in retained earnings and accumulated other comprehensive income, partially offset by the Company’s utilization of its share repurchase authorization.

     In January and August of 2003, the Company announced that its board of directors authorized share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, respectively, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through March 31, 2004, 6.1 million shares had been repurchased under the January 2003 plan at a cost of $221 million. Approximately 475,000 of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At March 31, 2004, approximately 4.3 million shares remained available for repurchase under both 2003 plans. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions, and other factors.

     In addition to the capital ratios mentioned above, banking industry regulators have defined minimum regulatory capital ratios that the Parent Company and the Subsidiary Banks are required to maintain. These regulatory capital guidelines take into consideration risk factors, as defined by the banking industry regulators, associated with various categories of assets, both on and off balance sheet. Under the guidelines, capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I Capital is defined as common shareholders’ equity, excluding the net unrealized holding gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments and disallowed credit-enhancing interest-only strips, plus perpetual preferred stock and the Trust Preferred Securities, subject to regulatory limitations, minus goodwill and other disallowed intangible assets. Other disallowed intangibles represent intangible assets, other than goodwill, recorded after February 19, 1992. Total Qualifying Capital is defined as Tier I Capital plus Tier II Capital components, which include such items as qualifying allowance for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt.

     Tier I Capital and Total Qualifying Capital as of March 31, 2004 exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at March 31, 2004 were 8.87 percent and 11.23 percent, respectively, compared to 9.09 percent and 11.52 percent at December 31, 2003. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments, disallowed credit-enhancing interest-only strips, period-end goodwill, and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 7.15 percent at March 31, 2004 and 7.25 percent at December 31, 2003. The Company’s tangible leverage ratio was 7.11 percent at March 31, 2004 compared to 7.20 percent at December 31, 2003.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

     The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described in the annual report on Form 10-K for the period ended December 31, 2003. Net interest income sensitivities over a one-year time horizon as of March 31, 2004 and December 31, 2003 are shown below.

		Percentage
		Increase/(Decrease)
		in Interest Income/
		Expense Given
		Immediate and
	Principal	Sustained Parallel
	Amount of Earning Assets, Interest	Interest Rates Shifts
	Bearing Liabilities	Down 50	Up 100
	and Swaps	Basis Points	Basis Points
	(In thousands)
	(Unaudited)
March 31, 2004
Assets which reprice in: *
One year or less	$11,799,628	(5.96)%	15.26%
Over one year	13,464,366	(3.11)	4.84

	$25,263,994	(4.32)	9.25

Liabilities which reprice in:
One year or less	$16,070,819	(35.08)	82.54
Over one year	4,168,672	(0.71)	1.49

	$20,239,491	(15.49)	36.34

Total net interest income sensitivity		0.03%	(1.30)%
December 31, 2003:
Assets which reprice in: *
One year or less	$11,538,030	(5.88)%	14.73%
Over one year	13,226,089	(2.72)	4.55

	$24,764,119	(4.07)	8.92

Liabilities which reprice in:
One year or less	$16,252,098	(30.31)	76.28
Over one year	4,018,547	(0.76)	1.58

	$20,270,645	(13.85)	34.68

Total net interest income sensitivity		(0.11)%	(1.51)%

* – Excludes noninterest earning trading account securities

     As shown in the table above, in the 100 basis point increase scenario, the Company became slightly less sensitive to rising rates from December 31, 2003 to March 31, 2004. This decrease in sensitivity is due primarily to an increase in variable interest loans the Company has originated. In the 50 basis point decrease scenario, the Company remained relatively neutral to declining rates.

     Given the low interest rate environment at March 31, 2004, the calculations above are based upon a decrease of 50 basis points in the yield curve rather than the 100 basis point decrease that has been used historically.

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

     As of March 31, 2004, the Company’s management, with the participation of its Chairman and Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Changes in Securities and Use of Proceeds

     Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased
	Shares Purchased	Paid Per Share	Announced Program	Under the Program (1)
January 1, 2004 – January 31, 2004	—	$—	—	4,938,600
February 1, 2004 – February 29, 2004	—	—	—	4,938,600
March 1, 2004 – March 31, 2004	600,000	40.3914	600,000	4,338,600

Total	600,000	$40.3914	600,000

(1)	On January 16, 2003, the Company announced that its Board of Directors had authorized management to purchase 5.0 percent, or 6.3 million shares, of the Company’s outstanding common stock through open market transactions. Additionally, on August 16, , the Company announced that its Board of Directors had authorized management to purchase an additional 3.3 percent, or 4.1 million shares, of the Company’s outstanding common stock through open market transactions.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

(d)	Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(a)	Exhibits (continued)

(e)	Certificate of Amendment, dated November 8, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(f)	Certificate of Amendment, dated June 2, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(10)	Material Contracts

(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(e)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(f)	Employment Agreement, dated April 15, 1997, between Compass Bancshares, Inc. and George M. Boltwood (incorporated by reference to Exhibit 10(f) to Compass Bancshares, Inc.’s March 31, 2003 Form 10-Q filed with the Commission)

(g)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(a)	Exhibits (continued)

(h)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(i)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(j)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(l)	Amendment to Employment Agreement, dated October 23, 2001, between Compass Bancshares, Inc. and George M. Boltwood (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s March 31, 2003 Form 10-Q filed with the Commission)

(m)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(n)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(o)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(p)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(q)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(r)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001(incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(s)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission)

(t)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer

(a)	Exhibits (continued)

(32.1)	Certification Pursuant 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(32.2)	Certification Pursuant 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

(a) Reports on Form 8-K

On January 20, 2004, the Company filed a Form 8-K in which it furnished a press release announcing its financial results for full-year ended December 31, 2003. A copy of this press release, dated January 20, 2004, was attached as an exhibit to the Form 8-K.

On April 16, 2004, the Company filed a Form 8-K in which it furnished a press release announcing its financial results for the three months period ended March 31, 2004. A copy of this press release, dated April 16, 2004, was attached as an exhibit to the Form 8-K.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2004	By:	/s/ Garrett R. Hegel

Date		Garrett R. Hegel
Chief Financial Officer