Form 10-Q
period 2004-06-30
COMPASS BANCSHARES INC
filed 2004-08-06
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period June 30, 2004	Commission File No. 0-6032

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004

Common Stock, $2 Par Value	122,650,263

The number of pages of this report is 37.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$685,682	$726,492
Federal funds sold and securities purchased under agreements to resell	56,018	78,165
Trading account assets	55,039	59,024
Investment securities available for sale	4,753,319	4,375,208
Investment securities held to maturity (fair value of $3,082,658 and $2,949,023 for 2004 and 2003, respectively)	3,103,685	2,936,344
Loans	17,762,727	17,365,802
Allowance for loan losses	(250,573)	(244,882)

Net loans	17,512,154	17,120,920
Premises and equipment, net	533,207	527,295
Bank owned life insurance	417,271	409,188
Goodwill	298,839	293,839
Other assets	485,878	436,638

Total assets	$27,901,092	$26,963,113

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$5,096,601	$4,627,153
Interest bearing	11,188,220	11,060,670

Total deposits	16,284,821	15,687,823
Federal funds purchased and securities sold under agreements to repurchase	4,205,149	4,118,624
Other short-term borrowings	170,238	263,537
FHLB and other borrowings	5,092,010	4,827,814
Accrued expenses and other liabilities	233,072	193,432

Total liabilities	25,985,290	25,091,230
Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; Issued – none)	—	—
Common stock of $2 par value:
Authorized – 300,000,000 shares; Issued – 132,553,609 shares in 2004 and 131,569,085 shares in 2003	265,107	263,138
Treasury stock, at cost (9,956,145 shares in 2004 and 9,482,900 shares in 2003)	(344,312)	(317,669)
Surplus	251,066	227,404
Loans to finance stock purchases	(1,004)	(809)
Unearned restricted stock	(10,770)	(6,485)
Accumulated other comprehensive income (loss)	(13,107)	37,306
Retained earnings	1,768,822	1,668,998

Total shareholders’ equity	1,915,802	1,871,883

Total liabilities and shareholders’ equity	$27,901,092	$26,963,113

See accompanying Notes to Consolidated Financial Statements

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$223,331	$248,365	$455,138	$507,143
Interest on investment securities available for sale	50,894	64,920	94,906	126,472
Interest on investment securities held to maturity	38,503	4,163	73,071	9,840
Interest on federal funds sold and securities purchased under agreements to resell	164	103	316	218
Interest on trading account assets	116	123	256	247

Total interest income	313,008	317,674	623,687	643,920
Interest expense:
Interest on deposits	35,925	44,022	71,960	92,168
Interest on federal funds purchased and securities sold under agreements to repurchase	9,908	7,012	20,020	11,773
Interest on other short-term borrowings	191	274	393	511
Interest on FHLB and other borrowings	40,245	43,037	81,714	88,894

Total interest expense	86,269	94,345	174,087	193,346

Net interest income	226,739	223,329	449,600	450,574
Provision for loan losses	28,178	27,909	52,523	57,688

Net interest income after provision for loan losses	198,561	195,420	397,077	392,886
Noninterest income:
Service charges on deposit accounts	72,994	60,232	137,322	111,511
Credit card service charges and fees	19,016	15,713	35,585	29,730
Insurance commissions	12,806	10,051	27,393	20,855
Retail investment sales	8,092	7,323	15,650	14,484
Asset management fees	5,684	5,452	11,419	10,798
Corporate and correspondent investment sales	4,910	7,057	10,873	15,480
Bank owned life insurance	4,031	4,460	8,203	8,918
Investment securities gains, net	—	—	2,207	—
Other	22,486	21,685	43,278	43,304

Total noninterest income	150,019	131,973	291,930	255,080
Noninterest expense:
Salaries, benefits and commissions	111,330	106,948	229,467	214,677
Equipment	18,948	18,413	37,301	36,199
Net occupancy	16,768	15,259	33,246	29,819
Professional services	13,605	14,515	26,747	27,000
Marketing	10,467	6,923	19,136	16,150
Communications	5,838	6,285	11,361	12,302
Amortization of intangibles	1,624	1,827	3,250	3,626
Merger and integration	300	455	545	921
Other	32,301	24,872	60,275	50,936

Total noninterest expense	211,181	195,497	421,328	391,630

Net income before income tax expense	137,399	131,896	267,679	256,336
Income tax expense	45,654	44,848	89,687	87,203

Net income	$91,745	$87,048	$177,992	$169,133

Basic earnings per share	$0.75	$0.69	$1.46	$1.34
Basic weighted average shares outstanding	122,074	125,858	122,069	125,879
Diluted earnings per share	$0.73	$0.68	$1.42	$1.32
Diluted weighted average shares outstanding	124,947	128,602	125,046	128,288
Dividends per share	$0.3125	$0.2800	$0.6250	$0.5600

See accompanying Notes to Consolidated Financial Statements

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity
For the Six Months Ended June 30, 2004 and 2003
(In Thousands)
(Unaudited)

					Accumulated
					Other		Total
	Common	Treasury		Retained	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Other	Equity	Income
Balance, December 31, 2002	$260,824	$(129,415)	$199,907	$1,468,517	$136,109	$(4,440)	$1,931,502
Net income	—	—	—	169,133	—	—	169,133	$169,133
Change in unrealized holding gains on securities available for sale, net of tax	—	—	—	—	(12,692)	—	(12,692)	(12,692)
Change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	(18,552)	—	(18,552)	(18,552)

Comprehensive income								$137,889

Common dividends declared ($0.5600 per share)	—	—	—	(70,750)	—	—	(70,750)
Exercise of stock options and other issuances	1,104	—	10,117	(605)	—	—	10,616
Issuance of restricted stock, net of cancellations	327	—	5,302	—	—	(5,629)	—
Repayment of loans to finance stock purchases, net of advances	—	—	—	—	—	347	347
Issuance of treasury stock for acquisitions and employee benefit plans	—	12,485	227	—	—	—	12,712
Amortization of restricted stock	—	—	—	—	—	1,338	1,338
Purchase of treasury stock	—	(49,238)	—	—	—	—	(49,238)

Balance, June 30, 2003	$262,255	$(166,168)	$215,553	$1,566,295	$104,865	$(8,384)	$1,974,416

Balance, December 31, 2003	$263,138	$(317,669)	$227,404	$1,668,998	$37,306	$(7,294)	$1,871,883
Net income	—	—	—	177,992	—	—	177,992	$177,992
Change in unrealized holding gains / losses on securities available for sale, net of tax	—	—	—	—	(45,124)	—	(45,124)	(45,124)
Change in accumulated gains / losses on cash-flow hedging instruments, net of tax	—	—	—	—	(5,289)	—	(5,289)	(5,289)

Comprehensive income								$127,579

Common dividends declared ($0.6250 per share)	—	—	—	(77,162)	—	—	(77,162)
Exercise of stock options and other issuances	1,727	—	17,532	(1,006)	—	—	18,253
Issuance of restricted stock, net of cancellations	242	—	5,217	—	—	(5,970)	(511)
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(195)	(195)
Issuance of treasury stock for acquisitions and employee benefit plans	—	6,453	913	—	—	—	7,366
Amortization of restricted stock	—	—	—	—	—	1,685	1,685
Purchase of treasury stock	—	(33,096)	—	—	—	—	(33,096)

Balance, June 30, 2004	$265,107	$(344,312)	$251,066	$1,768,822	$(13,107)	$(11,774)	$1,915,802

See accompanying Notes to Consolidated Financial Statements

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Operating Activities:
Net income	$177,992	$169,133
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	49,941	58,692
Accretion of discount and loan fees	(10,886)	(5,954)
Provision for loan losses	52,523	57,688
Net change in trading account assets	3,985	(11,033)
Net gain on sale of investment securities available for sale	(2,207)	—
Net gain on sale of branches	—	(2,128)
Increase in other assets	(79,269)	(62,108)
Increase (decrease) in other liabilities	52,791	(20,197)

Net cash provided by operating activities	244,870	184,093
Investing Activities:
Proceeds from maturities/calls of investment securities held to maturity	402,288	205,057
Proceeds from sales of investment securities available for sale	215,370	73,890
Proceeds from maturities/calls of investment securities available for sale	486,405	1,258,411
Purchases of investment securities available for sale	(1,139,759)	(2,677,824)
Net decrease in federal funds sold and securities purchased under agreements to resell	22,147	10,179
Net increase in loan portfolio	(1,039,435)	(725,055)
Net cash received in acquisitions	—	1,371
Net cash paid in sale of branches	—	(26,028)
Purchases of premises and equipment	(35,491)	(46,929)
Proceeds from sales of other real estate owned	14,522	12,699

Net cash used by investing activities	(1,073,953)	(1,914,229)

See accompanying Notes to Consolidated Financial Statements

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	562,909	963,809
Net increase (decrease) in time deposits	38,565	(889,794)
Net increase in federal funds purchased and securities sold under agreements to repurchase	86,525	1,938,333
Net decrease in short-term borrowings	(93,299)	(141,724)
Proceeds from FHLB advances and other borrowings	1,025,100	—
Repayment of FHLB advances and other borrowings	(717,774)	(80,301)
Redemption of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	(23,000)	(12,000)
Common dividends paid	(77,829)	(70,390)
Purchase of treasury stock	(30,471)	(47,851)
Repayment of loans to finance stock purchases	301	510
Proceeds from exercise of stock options	17,246	10,453

Net cash provided by financing activities	788,273	1,671,045

Net decrease in cash and due from banks	(40,810)	(59,091)
Cash and due from banks at beginning of period	726,492	734,540

Cash and due from banks at end of period	$685,682	$675,449

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$11,984	$16,872
Loans to facilitate the sale of other real estate owned	723	97
Assets retained in loan securitizations	589,912	767,510
Loans to finance stock purchases	496	163
Change in unrealized gain on available for sale investment securities	(65,206)	(20,364)
Issuance of restricted stock, net of cancellations	5,970	5,156
Treasury stock exchanged for stock options and acquisition earnouts	7,155	1,415
Business combinations and divestitures:
Assets acquired	—	16,095
Liabilities assumed	—	6,141
Treasury stock issued	—	11,325
Assets sold	—	41,876
Liabilities sold	—	70,032

See accompanying Notes to Consolidated Financial Statements

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

     Allowance for Loan Losses: Management’s evaluation process to determine the adequacy of the allowance for loan losses combines three factors which involve the use of estimates, assumptions and judgments: historical loss experience derived from analytical models, current trends and economic conditions and reasonably foreseeable events. Since current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements.

     Derivative Instruments: In various segments of its business, the Company uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. The Company believes that its methods for addressing these judgmental areas are in accordance with generally accepted accounting principles in the United States and are in line with industry practices in assessing hedge effectiveness. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained. Further discussion regarding the Company’s use of derivatives is included in Note 8, Off-Balance Sheet Activities, Derivatives and Hedging.

     Consolidation of Variable Interest Entities: The Company utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. Because these financing arrangements are made with separate legal entities, they are not consolidated in the Company’s balance sheet. The Company evaluates whether these entities should

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

be consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the entity is a Qualifying Special Purpose Entity (“QSPE”) as defined in Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For nonconsolidation, SFAS No. 140 requires the financing entity to be legally isolated, bankruptcy remote and beyond the control of the seller. Management believes these financing entities which qualify as QSPE’s fulfill the nonconsolidation requirements specified in SFAS No. 140.

     Calculation of Income Taxes: The calculation of the Company’s income tax provision is complex and requires the use of estimates and judgments in its determination. As part of the Company’s evaluation and implementation of business strategies, consideration is given to the regulations and tax laws that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments in order to evaluate the effect they may have on the Company’s overall tax position. Management believes the income tax provision is adequate and properly recorded in the financial statements.

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

     Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003, respectively: risk-free interest rates of 3.64 percent and 3.10 percent; expected dividend yields of 4.14 percent and 4.78 percent; volatility factors of the expected market price of the Company’s common stock of 0.275 and 0.309; and a weighted-average expected life of the options of 5 years for both periods.

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

     The Company’s options granted in 2004 vest either entirely at the end of the third year after grant or 50 percent at the end of the first year and 25 percent at the end of each of the next two years. The Company’s options granted in 2003 vest 50 percent at the end of the first year and 25 percent at the end of each of the next two years. The compensation expense related to these options has been allocated over the vesting period for purposes of pro forma disclosures. Options expire ten years after the date of grant.

     The Company’s actual and pro forma information follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$91,745	$87,048	$177,992	$169,133
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,318	2,834	4,929	5,244

Pro forma net income	$89,427	$84,214	$173,063	$163,889

Basic earnings per share:
As reported	$0.75	$0.69	$1.46	$1.34
Pro forma	$0.73	$0.67	$1.42	$1.30
Diluted earnings per share:
As reported	$0.73	$0.68	$1.42	$1.32
Pro forma	$0.71	$0.66	$1.38	$1.28

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Website Availability of Reports Filed with the Securities and Exchange Commission

     The Company maintains an Internet website located at www.compassweb.com on which, among other things, the Company makes available, free of charge, various reports that it files with, or furnishes to, the Securities and Exchange Commission, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission. To access these reports directly, users may visit the following Internet address: http://ir.shareholder.com/cbss/sec.cfm. The information contained at this Internet address is not nor should be considered part of this filing.

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

     Several of the acquisition agreements include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At June 30, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $18 million, primarily in the form of the Company’s common stock.

Divestitures

     In June 2003, the Company completed the sale of two non-strategic banking centers in Nebraska. A gain of $2.1 million was realized on the sale and is included in other income on the Consolidated Statements of Income for the three and six-month periods ended June 30, 2003.

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

     The Company owns all of the outstanding common stock of each of the two trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common stock to buy debentures issued by the Parent Company (“Capital Securities”). These Capital Securities are the trusts’ only assets and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trust’s Trust Preferred Securities. The Capital Securities are reflected as FHLB and other borrowings in the Company’s Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.

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

     The subsidiary business trusts have the right to redeem their Trust Preferred Securities: (i) in whole or in part, on or after January 15, 2007 (for securities issued by Compass Trust I) and March 22, 2007 (for securities issued by Compass Trust III); and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the offering circulars). If the Trust Preferred Securities issued by Compass Trust I or Compass Trust III are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest.

     On March 19, 2004, the Company redeemed the Capital Securities issued in connection with FW Capital I, a subsidiary business trust.

Class B Preferred Stock

     In December 2000, a subsidiary of the Company issued $21 million of Class B Preferred Stock (“Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at both June 30, 2004 and December 31, 2003. The Preferred Stock qualifies as Tier I Capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.

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

     The Company’s Capital Securities and Preferred Stock are summarized below.

	Maturity	June 30,	December 31,
	Dates	2004	2003
		(in Thousands)
Capital Securities:
8.23% debentures payable to Compass Trust I	2027	$103,093	$103,093
9.38% debentures payable to FW Capital I *	2029	—	23,711
7.35% debentures payable to Compass Trust III	2032	309,279	309,279
Fair value of hedged Capital Securities		19,137	27,760
Class B Preferred Stock	N/A	17,983	17,955

Total Capital Securities and Preferred Stock		$449,492	$481,798

*	All FW Capital I securities were redeemed on March 19, 2004.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 4 – Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In Thousands Except Per Share Data)
	(Unaudited)
BASIC EARNINGS PER SHARE:
Net income	$91,745	$87,048	$177,992	$169,133

Weighted average shares outstanding	122,074	125,858	122,069	125,879

Basic earnings per share	$0.75	$0.69	$1.46	$1.34

DILUTED EARNINGS PER SHARE:
Net income	$91,745	$87,048	$177,992	$169,133

Weighted average shares outstanding	122,074	125,858	122,069	125,879
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using the average market price for the period	2,873	2,744	2,977	2,409

Weighted average diluted shares outstanding	124,947	128,602	125,046	128,288

Diluted earnings per share	$0.73	$0.68	$1.42	$1.32

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

     The following table presents information for the Company’s segments as of and for the three and six months ended June 30, 2004 and 2003.

For the Three Months Ended June 30, 2004
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$84,616	$81,916	$11,246	$24,745	$24,216	$226,739
Noninterest income	34,886	104,364	7,491	6,436	(3,158)	150,019
Noninterest expense	48,307	99,461	9,253	2,798	51,362	211,181

Segment income (loss)	$71,195	$86,819	$9,484	$28,383	$(30,304)	165,577

Provision for loan losses						28,178

Net income before income tax expense						137,399
Income tax expense						45,654

Net income						$91,745

Balance Sheet
Average assets	$9,856,131	$6,635,220	$1,205,295	$7,776,566	$2,312,334	$27,785,546
Average loans	9,712,934	6,385,491	1,196,758	—	332,861	17,628,044
Average deposits	4,569,886	9,250,251	1,246,753	1,886,839	(549,954)	16,403,775
Period-end assets	$9,858,028	$6,712,003	$1,214,806	$7,769,649	$2,346,606	$27,901,092
Period-end loans	9,709,814	6,449,110	1,206,840	—	396,963	17,762,727
Period-end deposits	4,773,811	9,242,833	1,220,119	1,561,399	(513,341)	16,284,821

For the Three Months Ended June 30, 2003
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$75,776	$65,518	$8,798	$14,953	$58,284	$223,329
Noninterest income	29,465	87,831	7,216	7,532	(71)	131,973
Noninterest expense	42,503	89,416	9,304	2,650	51,624	195,497

Segment income	$62,738	$63,933	$6,710	$19,835	$6,589	159,805

Provision for loan losses						27,909

Net income before income tax expense						131,896
Income tax expense						44,848

Net income						$87,048

Balance Sheet
Average assets	$9,136,993	$5,793,751	$1,015,187	$6,532,463	$2,129,481	$24,607,875
Average loans	8,979,555	5,563,166	1,006,553	5	1,020,044	16,569,323
Average deposits	3,930,585	9,004,213	1,215,242	711,954	65,894	14,927,888
Period-end assets	$9,179,241	$5,899,588	$1,038,645	$7,240,169	$2,316,060	$25,673,703
Period-end loans	9,008,980	5,683,961	1,030,264	8	606,146	16,329,359
Period-end deposits	4,279,285	9,002,171	1,230,601	603,360	21,416	15,136,833

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

For the Six Months Ended June 30, 2004
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$165,765	$156,897	$21,579	$48,425	$56,934	$449,600
Noninterest income	71,540	193,790	14,771	14,688	(2,859)	291,930
Noninterest expense	98,551	196,314	19,681	5,608	101,174	421,328

Segment income (loss)	$138,754	$154,373	$16,669	$57,505	$(47,099)	320,202

Provision for loan losses						52,523

Net income before income tax expense						267,679
Income tax expense						89,687

Net income						$177,992

Balance Sheet
Average assets	$9,759,885	$6,543,084	$1,165,766	$7,635,549	$2,267,594	$27,371,878
Average loans	9,610,014	6,293,445	1,157,150	—	545,460	17,606,069
Average deposits	4,488,990	9,170,371	1,253,012	1,681,902	(555,310)	16,038,965
Period-end assets	$9,858,028	$6,712,003	$1,214,806	$7,769,649	$2,346,606	$27,901,092
Period-end loans	9,709,814	6,449,110	1,206,840	—	396,963	17,762,727
Period-end deposits	4,773,811	9,242,833	1,220,119	1,561,399	(513,341)	16,284,821

For the Six Months Ended June 30, 2003
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$152,400	$129,998	$17,531	$33,545	$117,100	$450,574
Noninterest income	62,313	164,580	14,079	14,086	22	255,080
Noninterest expense	88,780	177,698	19,197	5,725	100,230	391,630

Segment income	$125,933	$116,880	$12,413	$41,906	$16,892	314,024

Provision for loan losses						57,688

Net income before income tax expense						256,336
Income tax expense						87,203

Net income						$169,133

Balance Sheet
Average assets	$9,130,572	$5,721,131	$994,720	$6,251,016	$2,111,910	$24,209,349
Average loans	8,977,294	5,484,433	986,026	3	1,139,848	16,587,604
Average deposits	3,837,463	8,952,853	1,191,804	822,846	64,591	14,869,557
Period-end assets	$9,179,241	$5,899,588	$1,038,645	$7,240,169	$2,316,060	$25,673,703
Period-end loans	9,008,980	5,683,961	1,030,264	8	606,146	16,329,359
Period-end deposits	4,279,285	9,002,171	1,230,601	603,360	21,416	15,136,833

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 6 – Loans and Allowance for Loan Losses

     The following presents the composition of the loan portfolio at June 30, 2004 and December 31, 2003.

	June 30,	December 31,
	2004	2003
	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,525,770	$3,576,115
Real estate – construction	2,781,534	2,481,281
Commercial real estate – mortgage	4,014,151	3,933,773

Total commercial loans	10,321,455	9,991,169
Consumer loans:
Residential real estate – mortgage	1,367,895	1,653,805
Equity lines of credit	1,253,853	1,122,725
Equity loans	1,068,753	1,046,881
Credit card	490,245	485,487
Consumer installment – direct	439,652	435,326
Consumer installment – indirect	2,820,874	2,630,409

Total consumer loans	7,441,272	7,374,633

Total	$17,762,727	$17,365,802

     A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2004 and 2003 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in Thousands)
Balance at beginning of period	$244,655	$237,100	$244,882	$232,830
Add: Provision charged to income	28,178	27,909	52,523	57,688
Deduct: Allowance for loans securitized/sold	—	2,942	591	2,942
Net charge-offs (recoveries):
Commercial, financial and agricultural	2,374	5,388	5,976	8,498
Commercial real estate – mortgage	2,534	1,044	2,641	1,764
Real estate – construction	(33)	671	112	668
Residential real estate – mortgage	159	251	515	821
Equity lines of credit	351	597	1,077	1,572
Equity loans	889	1,763	1,462	3,445
Credit card	8,865	9,396	18,444	18,583
Consumer installment – direct	1,500	1,746	3,123	3,510
Consumer installment – indirect	5,621	7,053	12,891	14,557

Total net charge-offs	22,260	27,909	46,241	53,418

Balance at end of period	$250,573	$234,158	$250,573	$234,158

     Nonperforming assets at June 30, 2004 and December 31, 2003 are detailed in the following table.

	June 30,	December 31,
	2004	2003
	(in Thousands)
Nonaccrual loans	$62,536	$65,870
Renegotiated loans	41	218

Total nonperforming loans	62,577	66,088
Other real estate	27,070	29,014

Total nonperforming assets	$89,647	$95,102

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 7 – Securitized Assets

     The Company enters into securitization transactions involving its residential loan portfolio, including home equity loans, and participations in the guaranteed portion of its Small Business Administration loans. The sale of the participations in the guaranteed portion of Small Business Administration loans are to external investors. Generally, the residential loan portfolio securitization activities are not sold to external investors, but rather are securitized and reclassified from loans to investment securities. These assets, which the Company continues to manage and service, approximated $1.8 billion and $1.5 billion at June 30, 2004 and December 31, 2003, respectively.

NOTE 8 – Off-Balance Sheet Activities, Derivatives and Hedging

Accounting for Derivative Instruments and Hedging Activities

     The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contractual or notional amount of all derivative instruments as of June 30, 2004 and December 31, 2003.

	June 30,		December 31,
	2004		2003
		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading
	(in Thousands)
Forward and futures contracts	$1,254,152	$35,077	771,993	—
Interest rate swap agreements:
Pay fixed versus receive float	1,299,582	—	1,491,175	—
Receive fixed versus pay float	1,394,587	1,915,200	1,514,564	1,805,200
Written options	56,284	45,252	32,850	—
Purchased options	102,199	—	78,551	—

     For the three months ended June 30, 2004, there were no credit losses associated with derivative instrument contracts. For the three months ended June 30, 2003, credit losses associated with derivative instruments were $1.7 million.

     The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both June 30, 2004 and December 31, 2003. These derivative positions are primarily executed in the over-the-counter market.

	June 30, 2004		December 31, 2003
	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value
	(in Thousands)
Cash Flow Hedges:
Interest rate swap agreements	$1,000,000	$(2,275)	$1,000,000	$589
Written options (1)	45,252	122	—	—
Fair Value Hedges:
Interest rate swap agreements	915,200	48,644	805,200	73,238
Forward contracts (1)	35,077	(220)	—	—

(1)	Derivatives relate to the Company’s mortgage banking activities

Interest-Rate Risk

     The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

Fair-Value Hedges

     The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three or six months ended June 30, 2004 and 2003. The Company recognized a decrease to interest expense of $11.1 million and $11.9 million for the three months ended June 30, 2004 and 2003, respectively, and $22.1 million and $23.3 million for the six months ended June 30, 2004 and 2003, respectively, related to interest rate swaps accounted for as fair value hedges. At June 30, 2004, the fair value hedges had a carrying value of $48.6 million and a weighted average remaining term of 3.1 years.

     Additionally, in 2004 the Company began entering into forward sales commitments, which are commitments for future sales of closed mortgage loans to third parties at a specified price. The change in the value of the forward sales commitments is recognized through current period earnings. The recognition of the change in value of the closed mortgage loans depends on the effectiveness of the hedge. When hedge effectiveness is met, the change in value of the loans is recognized through current period earnings. When hedge effectiveness is not met, the change in the value of the loans is not recognized, but instead is based on the lower of cost or market guidelines. Therefore, any potential gain will not be recognized until the sale of the loan. Fair value hedged gains or losses were immaterial for the three and six months ended June 30, 2004.

Cash-Flow Hedges

     The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no cash flow hedging gains or losses recognized for either the three or six-month periods ended June 30, 2004 and 2003, resulting from hedge ineffectiveness. As of June 30, 2004, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. The Company recognized additional interest income of $2.9 million and $14.2 million related to interest rate swaps and floors accounted for as cash flow hedges for the three months ended June 30, 2004 and 2003, respectively, and $9.5 million and $31.8 million for the six months ended June 30, 2004 and 2003, respectively. Deferred net losses of $3.8 million on derivative instruments not terminated are recorded in other comprehensive income at June 30, 2004. Based on the current interest rate environment these losses are expected to be reclassified to interest income over the next twelve months as net settlements occur.

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

     At June 30, 2004, all securities held by Sunbelt were AAA/Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. Approximately 99 percent of the securities held by Sunbelt at June 30, 2004 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.4 billion at June 30, 2004 and $904 million at December 31, 2003, respectively. The Company realized fee income of $1.7 million and $2.9 million for the three months ended June 30, 2004 and 2003, respectively, and $3.2 million and $4.7 million for the six months ended June 30, 2004 and 2003, respectively, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At June 30, 2004 and December 31, 2003, receivables from Sunbelt were $3 million. There were no outstanding payables to Sunbelt at either June 30, 2004 or December 31, 2003. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if such an event occurs, the Company has the ability to provide funding without any material

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of June 30, 2004.

     There is currently a proposed amendment to SFAS 140, which could result in Sunbelt no longer qualifying as a QSPE. If this amendment is finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company, as of June 30, 2004, would not have had a significant impact on the Company’s regulatory capital ratios, which would have still exceeded the minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 13 — Recently Issued Accounting Standards.

NOTE 9 – Shareholders’ Equity

     In January and August of 2003, the Company announced that its board of directors authorized share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, respectively, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through June 30, 2004, 6.1 million shares had been repurchased under the January 2003 plan at a cost of $229 million. Approximately 475,000 of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At June 30, 2004, approximately 4.3 million shares remained available for repurchase under both 2003 plans. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions, and other factors.

     In February 2004, the Company increased its quarterly dividend 12 percent to $0.3125 per common share, from $0.2800 per common share in 2003.

     At June 30, 2004, accumulated other comprehensive income included negative $1.4 million from the effective portion of cash flow hedges and $11.7 million of net unrealized losses on investment securities available for sale. At December 31, 2003, accumulated other comprehensive income reflected a positive $3.9 million associated with the effective portion of cash flow hedges and $33.4 million of net unrealized gains on investment securities available for sale.

NOTE 10 – Goodwill and Other Acquired Intangible Assets

     As of June 30, 2004, the Company had four reporting units with goodwill, which include Corporate Banking with $136 million, Retail Banking with $96 million, Insurance with $60 million and Wealth Management with $7 million. During the six months ended June 30, 2004, goodwill increased $4 million, $468,000, and $240,000 within the Insurance reporting unit, the Corporate Banking reporting unit and the Wealth Management reporting unit, respectively. These amounts increased primarily due to prior acquisition contingent consideration payments in the current year.

     Each reporting unit was tested for impairment in the third quarter of 2003. The fair value of the reporting units were estimated using the expected present value of future cash flows. This cash flow approach indicated no impairment charge was required at the test date. No events have occurred subsequent to the test date that would indicate a need to perform a revised assessment.

     Acquired intangible assets as of June 30, 2004 are detailed in the following table.

	As of June 30, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
	(in Thousands)
Nonamortizing goodwill	$352,572	$(53,733)	$298,839

Amortizing intangible assets:
Core deposit intangibles	$69,756	$(56,765)	$12,991
Other customer intangibles	38,173	(9,746)	28,427

Total amortizing intangible assets	$107,929	$(66,511)	$41,418

     The Company recognized $1.6 million and $1.8 million in amortization expense on acquired intangible assets for the three months ended June 30, 2004 and 2003, respectively, and $3.3 million and $3.6 million for the six months ended June 30, 2004 and 2003, respectively. Aggregate amortization expense for the years ending December 31, 2004 through December 31, 2008 are estimated to be $6.4 million, $5.4 million, $4.1 million, $3.3 million, and $3.0 million, respectively.

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

     Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. As of June 30, 2004, the recorded amount of these deferred fees was $4 million. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At June 30, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $594 million.

     The following represents the Company’s commitments to extend credit and standby letters of credit as of June 30, 2004, and December 31, 2003:

	June 30,	December 31,
	2004	2003
	(in Thousands)
Commitments to extend credit	$10,609,545	$9,993,691
Standby and commercial letters of credit	593,909	451,868

     At June 30, 2004, the Company has potential recourse related to FNMA securitizations of approximately $22 million.

     Certain acquisition agreements, related to the insurance agencies and the investment advisory firm, include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals, for a period of typically three years. At June 30, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $18 million, primarily in the form of the Company’s common stock.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

NOTE 12 – Defined Benefit Pension Plan

     The following table provides certain information with respect to the Company’s defined benefit pension plan for the periods ending June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In Thousands)
Service cost	$1,695	$1,545	$3,415	$3,090
Interest cost	2,116	1,950	4,224	3,900
Expected return on plan assets	(2,731)	(2,254)	(5,313)	(4,508)
Amortization of prior service cost	9	8	17	16
Amortization of net loss	262	251	817	502

Net periodic benefit cost	$1,351	$1,500	$3,160	$3,000

     In June 2004, the Company contributed $13.2 million to the defined benefit pension plan. For the remainder of 2004, the Company does not anticipate making any further contributions to the defined benefit pension plan. In the future, the Company anticipates contributing amounts to the defined benefit pension plan sufficient to satisfy minimum funding requirements of the Employee Retirement Income Security Act of 1974.

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

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

     On May 30, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective for fiscal periods beginning after June 15, 2003. However, on November 7, 2003, FASB issued FASB Staff Position (“FSP”) FAS 150-3, which deferred the effective date for portions of SFAS 150 indefinitely. Management does not believe the provisions of this standard currently in effect or the deferred provision will have a material impact on the results of future operations.

Consolidation of Variable Interest Entities

     On January 15, 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — Continued

adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. Compass’ securitization structure, as of June 30, 2004, met QSPE standards, and therefore, will not be affected by the adoption of FIN 46 or FIN 46R.

     Additionally, in June 2003, the FASB issued a proposed amendment to SFAS 140, which would amend the requirements for QSPE status. Sunbelt would no longer meet QSPE requirements if the proposed amendment were finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue off-balance sheet treatment.

     Prior to the adoption of FIN 46R the Company classified its subsidiary business trust’s Trust Preferred Securities as Capital Securities on the Consolidated Balance Sheets. The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trust’s Trust Preferred Securities. The Company’s Capital Securities are now classified as FHLB and other borrowings on the Consolidated Balance Sheets.

Accounting for Certain Loans or Debt Securities in a Transfer

     In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. Management does not believe the provision of this standard will have a material impact on the results of future operations.

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

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

     In November 2003, the Emerging Issues Task Force (“EITF”) issued issue summary 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 addressed an entity’s treatment of the impairment of securities when such impairment is considered other than temporary. The preliminary summary required disclosures only related to other than temporary impairment. In March 2004, the EITF continued its discussion and reached a consensus on the procedures for recognizing an impairment of securities considered other than temporarily impaired. The guidance in EITF 03-1 is effective for reporting periods beginning after June 15, 2004. Management does not believe the provision of this standard will have a material impact on the results of future operations.

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

Overview

     The Company had net income of $91.7 million for the second quarter of 2004, a five percent increase over the $87.0 million earned during the second quarter of 2003. For the same time period, diluted earnings per share increased seven percent to $0.73 from $0.68 in the prior year.

     For the first six months of 2004, net income increased five percent to $178.0 million compared to $169.1 million for the same period last year. Diluted earnings per share for the first six months of 2004 increased eight percent to $1.42 from $1.32 in the first six months of 2003.

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

     Net interest income for the three months ended June 30, 2004, increased to $227.6 million from $224.3 million for the three months ended June 30, 2003, as interest income decreased $4.7 million and interest expense decreased $8.1 million. The decrease in interest income was due to a 78 basis point decrease in the average yield on earning assets from 5.71 percent to 4.93 percent, partially offset by an increase in average earning assets of $3.2 billion, or 14 percent. The increase in average earning assets from the second quarter of 2004 was primarily the result of a $2.1 billion increase in average investment securities, including both investment securities available for sale and investment securities held to maturity, and an increase of $1.1 billion in average loans. The increase in the investment securities was primarily due to the securitization and retention of loans as investment securities throughout the last two quarters of 2003 and into 2004. During the second quarter of 2004, loans increased due to continued loan demand through all of the Company’s markets. The nine percent decrease in interest expense over the second quarter of 2003 was primarily the result of a 41 basis point decrease in the rate paid on interest bearing liabilities, offset partially by a $2.5 billion increase in average interest-bearing liabilities. The increase in average interest-bearing liabilities was primarily the result of a $1.6 billion increase in fed funds purchased, a $663 million increase in total interest bearing deposits and an increase of $276 million in FHLB and other borrowings.

     For the first six months of 2004, net interest income decreased $1.1 million over the first six months of 2003 to $451.4 million, with interest income decreasing $20.4 million and interest expense decreasing $19.3 million. The decrease in interest income was due to a 92 basis point decrease in the average yield from earning assets from 5.92 percent to 5.00 percent, offset partially by an increase in average earning assets of $3.2 billion, or 14 percent. The increase in average earning assets over the first six months of 2003 was primarily the result of a $2.1 billion increase in investment securities, including both investment securities available for sale and investment securities held to maturity, and a $1.0 billion increase in loans. The increase in the investment securities was primarily due to the securitization and retention of loans as investment securities throughout the last two quarters of 2003 and into 2004. The 10 percent decrease in interest expense over the first six months of the prior year was the result of a 46 basis point decrease in the rate paid on interest bearing liabilities offset partially by a $2.5 billion increase in average interest bearing liabilities. The increase in average interest-bearing liabilities was primarily the result of a $2.1 billion increase in fed funds purchased and a $362 million increase in total interest bearing deposits.

     Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between the overall interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin decreased to 3.58 percent for the second quarter of 2004, compared to 4.02 percent for the second quarter of 2003. For the six months ended June 30, 2004, net interest margin decreased from 4.15 percent in the prior year to 3.61 percent. These decreases resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. During the second quarter of 2004, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 22 basis points as compared to a 47 basis point positive impact for the second quarter of 2003. For the six months ended June 30, 2004, the Company’s use of interest rate contracts increased the Company’s net interest margin by 26 basis points as compared to a 51 basis point positive impact for the first six months of 2003.

     The following table presents the actual and projected impact of the Company’s derivatives held for hedging purposes on net interest margin by quarter for fiscal years 2003 and 2004, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The derivatives included in the table below are both cash flow hedges and fair value hedges, including terminated cash flow hedges. The table assumes interest rates remain at June 30, 2004, levels.

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
	Actual	Actual	Actual	Actual	Total
	(in Thousands)
Hedging derivatives positive impact to net interest margin	$29,148	$26,034	$21,918	$21,755	$98,855

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	Total
	Actual	Actual	Projected*	Projected*	Projected*
	(in Thousands)
Hedging derivatives positive impact to net interest margin	$17,668	$13,931	$12,029	$11,055	$54,683

*	Projected impact based on June 30, 2004 interest rates.

     Derivative instruments are subject to market risk. While the Company does have trading derivatives to facilitate customer transactions, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date, and the receive fixed coupon rate for derivative instruments used for hedging activities as of June 30, 2004, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The maturity date used in the table below is the first call date, when applicable. See Note 8 – Off-Balance Sheet Activities, Derivatives and Hedging for further information about the Company’s use of derivatives and the fair value of those instruments.

	July 1, 2004
	through	For the Year Ended December 31,
	December 31,
	2004	2005	2006	Thereafter
		($ in Thousands)
Non-trading interest rate contracts
Cash Flow Hedges
Notional maturity	$300,000	$500,000 (1)	$200,000	$—
Weighted average coupon received on maturities	2.08%	2.60%	2.13%	—%
Weighted average time to maturity (months)	6	13	22	—
Fair Value Hedges
Notional maturity	$165,000	$40,000	$—	$710,200
Weighted average coupon received on maturities	5.58%	4.86%	—%	6.70%
Weighted average time to maturity (months)	2	11	—	48

(1)	Represents $300 million of notional swaps that became effective in February 2004 and $200 million of notional forward starting swaps that will be effective in August 2004.

     The notional amounts shown in the table above should be viewed in the context of the Company’s overall interest rate risk management activities to assess the impact on net interest margin. As is the case with cash securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the derivative instruments on net interest income. This will depend, in large part, on the shape of the yield curve as well as the absolute levels of interest rates.

     The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2004, as compared to the same period in 2003 (in thousands):

	Three Months Ended
	June 30, 2004
	Change
	2003	Attributed to
	To
	2004	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$61	$107	$(22)	$(24)
Trading account assets	(4)	(11)	8	(1)
Investment securities available for sale	(14,492)	(9,529)	(5,810)	847
Investment securities held to maturity	34,702	39,655	(501)	(4,452)
Loans	(24,980)	15,878	(38,404)	(2,454)

Increase (decrease) in interest income	$(4,713)	$46,100	$(44,729)	$(6,084)

Interest expense:
Deposits	$(8,097)	$1,811	$(9,220)	$(688)
Federal funds purchased and securities sold under agreements to repurchase	2,896	4,717	(1,089)	(732)
Other short-term borrowings	(83)	(59)	(31)	7
FHLB and other borrowings*	(2,792)	2,510	(5,010)	(292)

Increase (decrease) in interest expense	$(8,076)	$8,979	$(15,350)	$(1,705)

	Six Months Ended
	June 30, 2004
	Change
	2003	Attributed to
	To
	2004	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$98	$152	$(32)	$(22)
Trading account assets	17	6	11	—
Investment securities available for sale	(32,497)	(13,921)	(20,853)	2,277
Investment securities held to maturity	63,951	73,458	(1,185)	(8,322)
Loans	(51,943)	31,154	(78,290)	(4,807)

Increase (decrease) in interest income	$(20,374)	$90,849	$(100,349)	$(10,874)

Interest expense:
Deposits	$(20,208)	$62	$(19,592)	$(678)
Federal funds purchased and securities sold under agreements to repurchase	8,247	11,790	(1,770)	(1,773)
Other short-term borrowings	(118)	(34)	(90)	6
FHLB and other borrowings*	(7,180)	2,128	(9,090)	(218)

Increase (decrease) in interest expense	$(19,259)	$13,946	$(30,542)	$(2,663)

*	Includes Capital Securities and Preferred Stock.

Noninterest Income and Noninterest Expense

     During the second quarter of 2004, noninterest income increased $18.0 million, or 14 percent, to $150.0 million, from $132.0 for the second quarter 2003. The increase in noninterest income is directly attributable to increases in most of the fee-based businesses of the Company, including a $12.8 million increase in service charges on deposit accounts, a $3.3 million increase in credit card service charges and fees, a $2.8 increase in insurance commissions, offset partially by a decrease of $2.1 million in corporate and correspondent investment sales. Noninterest income for the first six months of 2004 compared to the same period in 2003 increased $36.9 million, or 14 percent, to $291.9 million due to a $25.8 million increase in service charges on deposit accounts, a $6.5 million increase in insurance commissions, a $5.9 million increase in credit card service charges and fees, offset partially by a decrease of $4.6 million in corporate and correspondent investment sales. The increase in service charges on deposit accounts was primarily due to increases in noninterest bearing demand deposit accounts, while the increase in credit card service charges and fees was due to increased volume of activity in credit card and debit card business. The increase in insurance commissions is due to continued expansion of the property and casualty business throughout the Company’s franchise through internal growth and acquisitions. Corporate and correspondent investment sales is comprised of commissions on the sales of bonds to approximately 750 correspondent banks and matched interest rate protection contracts to corporate customers. The decrease in this caption is due to a decrease in sales of derivative interest rate contracts.

     Noninterest expense, for the quarter ended June 30, 2004, increased $15.7 million, or eight percent, compared to the second quarter of 2003 due to a $4.4 million increase in salaries and benefits and a $3.5 million increase in marketing expenses. For the first six months of 2004, noninterest expense increased $29.7 million, or eight percent, to $421.3 million due to a $14.8 million increase in salaries and benefits, a $3.4 million increase in net occupancy expenses and a $3.0 million increase in marketing expenses.

Income Taxes

     The increase in income tax expense for the three and six-month periods ended June 30, 2004, as compared to the same periods in 2003, is directly attributable to the increase in pretax income.

Provision and Allowance for Loan Losses

     The provision for loan losses for the three and six month periods ended June 30, 2004 increased $269,000 and decreased $5.2 million respectively, from the same periods in 2003. The allowance for loan losses and the corresponding provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and existing economic conditions. The allowance for loan losses at June 30, 2004, was $251 million and at December 31, 2003, was $245 million. The ratio of the allowance for loan losses to loans outstanding was 1.41 percent at June 30, 2004 and December 31, 2003. Management believes that the allowance for loan losses at June 30, 2004 is adequate.

Nonperforming Assets and Past Due Loans

     Stated as a percentage of total loans and other real estate owned, nonperforming assets at June 30, 2004, were 0.50 percent, compared to 0.55 percent at December 31, 2003. At June 30, 2004, the allowance for loan losses as a percentage of nonperforming loans was 400 percent, compared to 371 percent at December 31, 2003. The allowance for loan losses as a percentage of nonperforming assets was 257 percent at December 31, 2003, compared to 280 percent at June 30, 2004.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, and other real estate, totaled $90 million at June 30, 2004, compared to $95 million at December 31, 2003. Loans past due ninety days or more but still accruing interest were $14 million at June 30, 2004, compared to $26 million at December 31, 2003.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Allowance for Loan Losses
Balance at beginning of period	$244,882	$232,830
Add: Provision charged to income	52,523	57,688
Deduct: Allowance for loans sold / securitized	591	2,942
Loans charged off	58,742	62,435
Loan recoveries	(12,501)	(9,017)

Net charge-offs	46,241	53,418

Balance at end of period	$250,573	$234,158

Net charge-offs as a percentage of average loans (annualized)	0.53%	0.65%

	June 30, 2004	December 31, 2003
Nonperforming Assets
Nonaccrual loans	$62,536	$65,870
Renegotiated loans	41	218

Total nonperforming loans	62,577	66,088
Other real estate	27,070	29,014

Total nonperforming assets	$89,647	$95,102

Accruing loans ninety days or more past due	$14,343	$26,159
Other repossessed assets	1,520	427
Allowance as a percentage of loans	1.41%	1.41%
Total nonperforming loans as a percentage of loans	0.35	0.38
Total nonperforming assets as a percentage of loans and ORE	0.50	0.55
Accruing loans ninety days or more past due as a percentage of loans	0.08	0.15
Allowance for loan losses as a percentage of nonperforming loans	400.42	370.54
Allowance for loan losses as a percentage of nonperforming assets	279.51	257.49

Financial Condition

Overview

     Total assets at June 30, 2004 were $27.9 billion, up from $27.0 billion at December 31, 2003. The increase in assets was due primarily to internal loan growth. However, the growth in loans was offset due to the securitization of these loans and the subsequent reclassification of these loans to investment securities.

Assets and Funding

     At June 30, 2004, earning assets totaled $25.7 billion, an increase of approximately $925 million from the $24.8 billion in earning assets at December 31, 2003. The mix of earning assets changed slightly with total investment securities and loans comprising 31 percent and 69 percent, respectively, of total earning assets at June 30, 2004, while at December 31, 2003 total investment securities and loans were 30 percent and 70 percent, respectively, of earning assets. The asset mix shifted primarily due to a residential real estate securitization the Company completed in the first quarter of 2004, which transferred approximately $600 million from loans to investment securities. The $545 million growth in investment securities, including investment securities held to maturity and investment securities available for sale, and the $397 million growth in loans was primarily funded by a $597 million increase in deposits and a $264 million increase in FHLB and other borrowings.

Liquidity and Capital Resources

     Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At June 30, 2004, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $195 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

     The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong, as the ratio of total shareholders’ equity to total assets at June 30, 2004 was 6.87 percent compared to 6.94 percent at December 31, 2003. The decrease in this ratio was due to the assets growing at a quicker pace than shareholders’ equity. Shareholders’ equity increased during the first six months of 2004 primarily due to an increase in retained earnings, partially offset by decreases in accumulated other comprehensive income and treasury stock due to the Company’s utilization of its share repurchase authorization during 2004.

     In January and August of 2003, the Company announced that its board of directors authorized share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, respectively, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through June 30, 2004, 6.1 million shares had been repurchased under the January 2003 plan at a cost of $229 million. Approximately 475,000 of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At June 30, 2004, approximately 4.3 million shares remained available for repurchase under both 2003 plans. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions, and other factors.

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

     Tier I Capital and Total Qualifying Capital as of June 30, 2004 exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at June 30, 2004 were 8.96 percent and 11.22 percent, respectively, compared to 9.09 percent and 11.52 percent at December 31, 2003. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments, disallowed credit-enhancing interest-only strips, period-end goodwill, and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 7.12 percent at June 30, 2004 and 7.25 percent at December 31, 2003. The Company’s tangible leverage ratio was 7.08 percent at June 30, 2004 compared to 7.20 percent at December 31, 2003.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

     The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described in the annual report on Form 10-K for the period ended December 31, 2003. Net interest income sensitivities given an immediate and sustained parallel interest rate shift over a one-year time horizon as of June 30, 2004 and December 31, 2003 are shown below.

	Principal	Percentage Increase/(Decrease)
	Amount of Earning	in Interest Income/Expense
	Assets, Interest
	Bearing Liabilities	Down 50	Up 100
	and Swaps	Basis Points	Basis Points
	(In thousands)
	(Unaudited)
June 30, 2004:
Assets which reprice in: *
One year or less	$11,744,635	(6.54)%	15.85%
Over one year	13,944,612	(2.32)	3.51

	$25,689,247	(4.12)	8.79

Liabilities which reprice in:
One year or less	$16,533,452	(27.52)	61.91
Over one year	4,122,165	(0.89)	1.90

	$20,655,617	(14.13)	31.73

Total net interest income sensitivity		0.29%	(1.32)%
December 31, 2003:
Assets which reprice in: *
One year or less	$11,538,030	(5.88)%	14.73%
Over one year	13,226,089	(2.72)	4.55

	$24,764,119	(4.07)	8.92

Liabilities which reprice in:
One year or less	$16,252,098	(30.31)	76.28
Over one year	4,018,547	(0.76)	1.58

	$20,270,645	(13.85)	34.68

Total net interest income sensitivity		(0.11)%	(1.51)%

*	– Excludes noninterest earning trading account assets

     As shown in the table above, the Company’s balance sheet became slightly less sensitive to rising rates from December 31, 2003 to June 30, 2004 in the 100 basis point increase scenario. On the asset side of the balance sheet, the increase in the proportion of variable rate loans decreased sensitivity to rising rates. This decrease in sensitivity to rising rates was offset by a decrease in investment securities cash flows from a current rate scenario to the 100 basis point increase scenario due to the steepness of the yield curve. On the liability side, the decrease in sensitivity is due primarily to a change in deposit pricing assumptions. Due to the current low rate environment, the relationship of deposit pricing to their relative indices is inverted causing less price sensitivity in the 100 basis point increase scenario. In the 50 basis point decrease scenario, the sensitivity remained relatively neutral.

     Given the low interest rate environment at June 30, 2004, the calculations above are based upon a decrease of 50 basis points in the yield curve rather than the 100 basis point decrease that has been used historically.

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

     As of June 30, 2004, the Company’s management, with the participation of its Chairman and Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

     In the ordinary course of business, the Company is subject to legal proceedings, which involve claims for substantial monetary relief. However, based upon the advice of legal counsel, management is of the opinion that any legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 2 – Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

     Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased
	Shares Purchased (1)	Paid Per Share	Announced Program (2)	Under the Program (2)
April 1, 2004 – April 30, 2004	4,574	$40.4879	—	4,338,600
May 1, 2004 – May 31, 2004	5,085	40.9995	—	4,338,600
June 1, 2004 – June 30, 2004	2,063	43.1800	—	4,338,600

Total	11,722	$41.1836	—

(1)	This column includes (a) purchases of equity instruments under the Company’s publicly announced share repurchased programs described in (2) below and (b) the surrender to the Company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options during the period indicated.

(2)	On January 16, 2003, the Company announced that its Board of Directors had authorized management to purchase 6.3 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date. Additionally, on August 16, 2003, the Company announced that its Board of Directors had authorized management to purchase an additional 4.1 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date.

(3)	During the three months ended June 30, 2004, the Company repurchased 11,722 shares of common stock in connection with various exercises of stock options.

Item 4 – Submission of Matters to Vote of Security Holders

     The Company’s Annual Meeting was held April 19, 2004 at which the shareholders of the Company voted upon (I) the election of three directors, (II) a monthly investment plan for the Company’s employees, and (III) the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditor for 2004.

I.	Election of Directors: Carl J. Gessler, Jr., D. Paul Jones, Jr., and J. Terry Strange were elected upon receipt of the following votes for / withheld, respectively, 102,458,607 / 2,036,204, 102,592,295 / 1,902,518, and 102,322,635 / 2,172,176.

II.	Approval of a Monthly Investment Plan for Compass Employees: The Compensation Committee of the Company’s Board of Directors adopted and recommended for shareholder approval, the Compass Bancshares, Inc. Monthly Investment Plan (“MIP”). The MIP will replace the existing Share Accumulation Plan, which is an employee stock purchase plan under Internal Revenue Code

Section 423, and will permit eligible employees to purchase shares of Compass Bancshares, Inc. common stock through payroll contribution in an amount up to 10% of salary. Compass would make matching contributions up to 25% of employee contributions. The MIP will become effective January 1, 2005. Shareholders approved the MIP upon the following votes: FOR-69,199,106; AGAINST-2,035,238; ABSTAIN-499,508; NOT VOTED-32,761,032.

III.	Ratification of PricewaterhouseCoopers LLP as Independent Auditor: The Company’s Audit Committee appointed PricewaterhouseCoopers LLP to serve as the Company’s independent auditors for 2004. Shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent auditor upon the following votes: FOR-102,331,298; AGAINST-1,855,187; ABSTAIN-308,324.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

(d)	Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(e)	Certificate of Amendment, dated November 8, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(f)	Certificate of Amendment, dated June 2, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(a)	Exhibits (continued)

(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(10)	Material Contracts

(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(e)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(f)	Employment Agreement, dated April 15, 1997, between Compass Bancshares, Inc. and George M. Boltwood (incorporated by reference to Exhibit 10(f) to Compass Bancshares, Inc.’s March 31, 2003 Form 10-Q filed with the Commission)

(g)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(h)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(i)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(j)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(l)	Amendment to Employment Agreement, dated October 23, 2001, between Compass Bancshares, Inc. and George M. Boltwood (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s March 31, 2003 Form 10-Q filed with the Commission)

(m)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(n)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(a)	Exhibits (continued)

(o)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(p)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(q)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(r)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001(incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(s)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission)

(t)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer

(32.1)	Certification Pursuant 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(32.2)	Certification Pursuant 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

(a) Reports on Form 8-K

     On April 16, 2004, the Company filed a Form 8-K in which it furnished a press release announcing its financial results for the three month period ended March 31, 2004. A copy of this press release, dated April 16, 2004, was attached as an exhibit to the Form 8-K.

     On July 15, 2004, the Company filed a Form 8-K in which it furnished a press release announcing its financial results for the three and six-month periods ended June 30, 2004. A copy of this press release, dated July 15, 2004, was attached as an exhibit to the Form 8-K.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2004	By:	/s/ Garrett R. Hegel
Garrett R. Hegel
Date		Chief Financial Officer