Form 10-Q
period 2004-09-30
COMPASS BANCSHARES INC
filed 2004-11-04
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2004	Commission File No. 0-6032

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004

Common Stock, $2 Par Value	122,873,908

The number of pages of this report is 37.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
(In Thousands)
(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$635,533	$726,492
Federal funds sold and securities purchased under agreements to resell	42,503	78,165
Trading account assets	54,965	59,024
Investment securities available for sale	4,245,188	4,375,208
Investment securities held to maturity (fair value of $2,937,718 and $2,949,023 for 2004 and 2003, respectively)	2,918,380	2,936,344
Loans	18,419,986	17,365,802
Allowance for loan losses	(256,038)	(244,882)

Net loans	18,163,948	17,120,920
Premises and equipment, net	530,583	527,295
Bank owned life insurance	419,023	409,188
Goodwill	298,839	293,839
Other assets	472,196	436,638

Total assets	$27,781,158	$26,963,113

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$5,319,272	$4,627,153
Interest bearing	11,172,875	11,060,670

Total deposits	16,492,147	15,687,823
Federal funds purchased and securities sold under agreements to repurchase	4,716,861	4,118,624
Other short-term borrowings	204,887	263,537
FHLB and other borrowings	4,153,745	4,827,814
Accrued expenses and other liabilities	227,780	193,432

Total liabilities	25,795,420	25,091,230
Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; Issued – none)	—	—
Common stock of $2 par value:
Authorized – 300,000,000 shares; Issued – 132,730,134 shares in 2004 and 131,569,085 shares in 2003	265,460	263,138
Treasury stock, at cost (9,956,145 shares in 2004 and 9,482,900 shares in 2003)	(344,312)	(317,669)
Surplus	257,005	227,404
Loans to finance stock purchases	(1,059)	(809)
Unearned restricted stock	(11,077)	(6,485)
Accumulated other comprehensive income (loss)	(4,031)	37,306
Retained earnings	1,823,752	1,668,998

Total shareholders’ equity	1,985,738	1,871,883

Total liabilities and shareholders’ equity	$27,781,158	$26,963,113

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$238,392	$236,525	$693,530	$743,668
Interest on investment securities available for sale	42,914	54,816	137,820	181,288
Interest on investment securities held to maturity	34,709	25,292	107,780	35,132
Interest on federal funds sold and securities purchased under agreements to resell	283	100	599	318
Interest on trading account assets	111	133	367	380

Total interest income	316,409	316,866	940,096	960,786
Interest expense:
Interest on deposits	37,861	35,714	109,821	127,882
Interest on federal funds purchased and securities sold under agreements to repurchase	15,438	8,468	35,458	20,241
Interest on other short-term borrowings	395	247	788	758
Interest on FHLB and other borrowings	36,184	42,179	117,898	131,073

Total interest expense	89,878	86,608	263,965	279,954

Net interest income	226,531	230,258	676,131	680,832
Provision for loan losses	25,617	30,354	78,140	88,042

Net interest income after provision for loan losses	200,914	199,904	597,991	592,790
Noninterest income:
Service charges on deposit accounts	73,401	63,907	210,723	175,418
Credit card service charges and fees	19,554	15,165	55,139	44,895
Insurance commissions	11,787	11,601	39,180	32,456
Retail investment sales	8,501	6,736	24,151	21,220
Asset management fees	5,479	5,475	16,898	16,273
Corporate and correspondent investment sales	4,347	7,740	15,220	23,220
Bank owned life insurance	4,224	4,066	12,427	12,984
Investment securities gains, net	25,129	3	27,336	3
Other	19,892	19,319	63,170	62,623

Total noninterest income	172,314	134,012	464,244	389,092
Noninterest expense:
Salaries, benefits and commissions	111,061	108,580	340,528	323,257
Equipment	19,301	17,778	56,602	53,977
Net occupancy	16,377	15,857	49,623	45,676
Professional services	13,407	14,260	40,154	41,260
Marketing	9,749	8,019	28,885	24,169
Communications	5,246	8,085	16,607	20,387
Amortization of intangibles	1,621	1,841	4,871	5,467
Merger and integration	233	343	778	1,264
Loss on prepayment of FHLB advances	25,136	–	25,136	–
Other	30,370	27,917	90,645	78,853

Total noninterest expense	232,501	202,680	653,829	594,310

Net income before income tax expense	140,727	131,236	408,406	387,572
Income tax expense	47,125	44,679	136,812	131,882

Net income	$93,602	$86,557	$271,594	$255,690

Basic earnings per share	$0.76	$0.70	$2.22	$2.04
Basic weighted average shares outstanding	122,320	124,869	122,153	125,538
Diluted earnings per share	$0.75	$0.68	$2.17	$2.00
Diluted weighted average shares outstanding	125,557	127,566	125,218	127,986
Dividends per share	$0.3125	$0.2800	$0.9375	$0.8400

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity
For the Nine Months Ended September 30, 2004 and 2003
(In Thousands)
(Unaudited)

					Accumulated
					Other		Total
	Common	Treasury		Retained	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Other	Equity	Income
Balance, December 31, 2002	$260,824	$(129,415)	$199,907	$1,468,517	$136,109	$(4,440)	$1,931,502
Net income	–	–	–	255,690	–	–	255,690	$255,690
Change in unrealized holding gains on securities available for sale, net of tax	–	–	–	–	(59,877)	–	(59,877)	(59,877)
Change in accumulated gains on cash-flow hedging instruments, net of tax	–	–	–	–	(23,617)	–	(23,617)	(23,617)

Comprehensive income								$172,196

Common dividends declared ($0.8400 per share)	–	–	–	(105,713)	–	–	(105,713)
Exercise of stock options and other issuances	1,636	–	15,495	(878)	–	–	16,253
Issuance of restricted stock, net of cancellations	337	–	5,464	–	–	(5,801)	–
Repayment of loans to finance stock purchases, net of advances	–	–	–	–	–	728	728
Issuance of treasury stock for acquisitions and employee benefit plans	–	15,073	620	–	–	–	15,693
Amortization of restricted stock	–	–	–	–	–	2,039	2,039
Purchase of treasury stock	–	(119,358)	–	–	–	–	(119,358)

Balance, September 30, 2003	$262,797	$(233,700)	$221,486	$1,617,616	$52,615	$(7,474)	$1,913,340

Balance, December 31, 2003	$263,138	$(317,669)	$227,404	$1,668,998	$37,306	$(7,294)	$1,871,883
Net income	–	–	–	271,594	–	–	271,594	$271,594
Change in unrealized holding gains / losses on securities available for sale, net of tax	–	–	–	–	(37,056)	–	(37,056)	(37,056)
Change in accumulated gains / losses on cash-flow hedging instruments, net of tax	–	–	–	–	(4,281)	–	(4,281)	(4,281)

Comprehensive income								$230,257

Common dividends declared ($0.9375 per share)	–	–	–	(115,528)	–	–	(115,528)
Exercise of stock options and other issuances	2,060	–	21,968	(1,312)	–	–	22,716
Issuance of restricted stock, net of cancellations	262	–	6,720	–	–	(7,651)	(669)
Advances on loans to finance stock purchases, net of repayments	–	–	–	–	–	(250)	(250)
Issuance of treasury stock for acquisitions and employee benefit plans	–	7,100	913	–	–	–	8,013
Amortization of restricted stock	–	–	–	–	–	3,059	3,059
Purchase of treasury stock	–	(33,743)	–	–	–	–	(33,743)

Balance, September 30, 2004	$265,460	$(344,312)	$257,005	$1,823,752	$(4,031)	$(12,136)	$1,985,738

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Operating Activities:
Net income	$271,594	$255,690
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	79,440	85,334
Accretion of discount and loan fees	(13,827)	(11,471)
Provision for loan losses	78,140	88,042
Net change in trading account assets	4,059	(8,542)
Net gain on sale of investment securities available for sale	(27,336)	(3)
Net loss on prepayment of FHLB advances	25,136	—
Net gain on sale of branches	—	(2,128)
Increase in other assets	(75,162)	(75,705)
Increase (decrease) in other liabilities	58,750	(6,340)

Net cash provided by operating activities	400,794	324,877
Investing Activities:
Proceeds from maturities/calls of investment securities held to maturity	585,879	489,570
Proceeds from sales of investment securities available for sale	812,248	225,184
Proceeds from maturities/calls of investment securities available for sale	684,966	1,904,307
Purchases of investment securities available for sale	(1,392,921)	(3,583,840)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	35,662	(7,820)
Net increase in loan portfolio	(1,724,255)	(1,452,408)
Net cash received in acquisitions	—	1,669
Net cash paid in sale of branches	—	(26,051)
Purchases of premises and equipment	(46,910)	(69,598)
Proceeds from sales of other real estate owned	23,958	18,138

Net cash used by investing activities	(1,021,373)	(2,500,849)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Continued
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	579,824	983,454
Net increase (decrease) in time deposits	225,700	(928,107)
Net increase in federal funds purchased and securities sold under agreements to repurchase	598,237	2,530,112
Net decrease in short-term borrowings	(58,650)	(164,975)
Proceeds from FHLB advances and other borrowings	1,025,101	800,000
Repayment of FHLB advances and other borrowings	(1,693,004)	(780,386)
Redemption of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	(23,000)	(12,000)
Common dividends paid	(115,914)	(105,399)
Cash paid for the purchase of treasury stock	(30,471)	(119,358)
Repayment of loans to finance stock purchases	357	971
Proceeds from exercise of stock options	21,440	16,010

Net cash provided by financing activities	529,620	2,220,322

Net increase (decrease) in cash and due from banks	(90,959)	44,350
Cash and due from banks at beginning of period	726,492	734,540

Cash and due from banks at end of period	$635,533	$778,890

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$20,093	$23,451
Loans to facilitate the sale of other real estate owned	1,006	324
Transfers of investment securities available for sale to securities held to maturity	—	2,797,765
Assets retained in loan securitizations	589,912	767,510
Loans to finance stock purchases	607	243
Change in unrealized gain on available for sale investment securities	(50,175)	(99,902)
Issuance of restricted stock, net of cancellations	7,651	5,801
Treasury stock exchanged for stock options and acquisition earnouts	7,802	—
Business combinations and divestitures:
Assets acquired	—	20,876
Liabilities assumed	—	6,824
Treasury stock issued	—	15,721
Assets sold	—	41,853
Liabilities sold	—	70,032

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Unaudited)

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

Critical Accounting Policies

     The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles in the United States and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) the assessment of hedge effectiveness of derivatives and other hedging instruments, (3) the transfer of financial assets and the determination of when special purpose vehicles should be included in the Consolidated Balance Sheet and Consolidated Statements of Income, (4) income taxes and (5) goodwill impairment. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

     Allowance for Loan Losses: Management’s evaluation process to determine the adequacy of the allowance for loan losses combines four factors which involve the use of estimates, assumptions and judgments: historical loss experience derived from analytical models, current trends and economic conditions and reasonably foreseeable events. Since current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements.

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

     Consolidation: The Company utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. Because these financing arrangements are made with separate legal entities, they are not

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

consolidated in the Company’s balance sheet. The Company evaluates whether these entities should be consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the entity is a Qualifying Special Purpose Entity (“QSPE”) as defined in Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For nonconsolidation, SFAS No. 140 requires the financing entity to be legally isolated, bankruptcy remote and beyond the control of the seller. Management believes these financing entities which qualify as QSPE’s fulfill the nonconsolidation requirements specified in SFAS No. 140.

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

     Goodwill Impairment: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill on an annual basis, or more frequently if events or circumstances indicate that there may have been impairment. The goodwill impairment test estimates the fair value of each reporting unit, through the use of a discounted cash flows model, and compares this fair value to the reporting unit’s carrying value. The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations. Management believes goodwill is not impaired and is properly recorded in the financial statements.

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

     Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003, respectively: risk-free interest rates of 3.64 percent and 3.10 percent; expected dividend yields of 4.13 percent and 4.78 percent; volatility factors of the expected market price of the Company’s common stock of 0.275 and 0.309; and a weighted-average expected life of the options of 5 years for both periods.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

     The Company’s actual and pro forma information follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income:
As reported	$93,602	$86,557	$271,594	$255,690
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,234	2,776	7,163	8,020

Pro forma net income	$91,368	$83,781	$264,431	$247,670

Basic earnings per share:
As reported	$0.76	$0.70	$2.22	$2.04
Pro forma	$0.74	$0.67	$2.16	$1.97
Diluted earnings per share:
As reported	$0.75	$0.68	$2.17	$2.00
Pro forma	$0.73	$0.66	$2.11	$1.94

Website Availability of Reports Filed with the Securities and Exchange Commission

     The Company maintains an Internet website located at www.compassweb.com on which, among other things, the Company makes available, free of charge, various reports that it files with, or furnishes to, the Securities and Exchange Commission, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission. To access these reports directly, users may visit the following Internet address: http://ir.shareholder.com/cbss/sec.cfm. The information contained at this Internet address is not and should not be considered part of this filing.

NOTE 2 — Business Combinations and Divestitures

Business Combinations

     On October 4, 2004, the Company completed the acquisition of Sevier Insurance Agency (“Sevier”); a Birmingham, Alabama based full-line general insurance brokerage firm, which services commercial and retail customers in the southeastern United States. Sevier specializes in providing property and casualty insurance, personal insurance, life insurance and surety products.

     On July 2, 2003, the Company completed the acquisition of Apogee Holdings, Inc. (“Apogee”); a Houston, Texas based compensation and benefits consulting company, which specializes in providing health and welfare plans, qualified retirement plan services, executive benefits and compensation consulting to corporate clients, as well as personal wealth transfer planning to high net worth individuals.

     On March 10, 2003, the Company completed the acquisition of Maxson-Mahoney-Turner, Inc. (“MM&T”); a Dallas, Texas based full-line general insurance brokerage firm, which services commercial and retail customers in the Dallas/Ft. Worth metroplex and the southwestern United States. MM&T specializes in providing property and casualty insurance, personal insurance, employee benefit plans and surety products.

     On March 3, 2003, the Company completed the acquisition of Mueller & Associates, Inc. (“Mueller”); a Tucson, Arizona based full-line general insurance brokerage firm, which services commercial and retail customers in Tucson and throughout the state of Arizona. Mueller specializes in providing property and casualty insurance, personal insurance, life insurance and surety products.

     Several of the acquisition agreements include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At September 30, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $18 million, primarily in the form of the Company’s common stock.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

Divestitures

     In June 2003, the Company completed the sale of two non-strategic banking centers in Nebraska. A gain of $2.1 million was realized on the sale and is included in other income on the Consolidated Statements of Income for the nine-month period ended September 30, 2003.

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

     The Company owns all of the outstanding common securities of each of the two trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent Company (“Capital Securities”). These Capital Securities are the trusts’ only assets and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trust’s Trust Preferred Securities. The Capital Securities are reflected as FHLB and other borrowings in the Company’s Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003.

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

Class B Preferred Stock

     In December 2000, a subsidiary of the Company issued $21 million of Class B Preferred Stock (“Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at both September 30, 2004 and December 31, 2003. The Preferred Stock qualifies as Tier I Capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

     The Company’s Capital Securities and Preferred Stock are summarized below.

	Maturity	September 30,	December 31,
	Dates	2004	2003
	(in Thousands)
Capital Securities:
8.23% debentures payable to Compass Trust I	2027	$103,093	$103,093
9.38% debentures payable to FW Capital I *	2029	—	23,711
7.35% debentures payable to Compass Trust III	2032	309,279	309,279
Fair value of hedged Capital Securities		24,742	27,760
Class B Preferred Stock	N/A	17,993	17,955

Total Capital Securities and Preferred Stock		$455,107	$481,798

* Redeemed on March 19, 2004.

NOTE 4 – Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In Thousands Except Per Share Data)
BASIC EARNINGS PER SHARE:
Net income	$93,602	$86,557	$271,594	$255,690

Weighted average shares outstanding	122,320	124,869	122,153	125,538

Basic earnings per share	$0.76	$0.70	$2.22	$2.04

DILUTED EARNINGS PER SHARE:
Net income	$93,602	$86,557	$271,594	$255,690

Weighted average shares outstanding	122,320	124,869	122,153	125,538
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using the average market price for the period	3,237	2,697	3,065	2,448

Weighted average diluted shares outstanding	125,557	127,566	125,218	127,986

Diluted earnings per share	$0.75	$0.68	$2.17	$2.00

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

     The Retail Banking segment serves the Company’s consumer customers through its 376 banking centers and through the use of alternative delivery channels such as personal computer, internet, and telephone banking. The Retail

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage. In addition, Retail Banking serves the Company’s small business customers, and includes the Company’s indirect automobile portfolio.

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

     Activities that are not directly attributable to the reportable operating segments, for example, the activities of the Parent Company and support functions, including accounting, loan review and the elimination of intercompany transactions, are presented under Corporate Support and Other.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

     The following table presents information for the Company’s segments as of and for the three and nine months ended September 30, 2004 and 2003.

	For the Three Months Ended September 30, 2004
	(in Thousands)
					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$87,630	$90,280	$12,465	$17,820	$18,336	$226,531
Noninterest income (expense)	31,459	104,098	7,174	31,987	(2,404)	172,314
Noninterest expense	47,915	99,941	9,216	28,951	46,478	232,501

Segment income (loss)	$71,174	$94,437	$10,423	$20,856	$(30,546)	166,344

Provision for loan losses						25,617

Net income before income tax expense						140,727
Income tax expense						47,125

Net income						$93,602

Balance Sheet
Average assets	$9,950,238	$6,805,509	$1,235,366	$7,671,708	$2,063,225	$27,726,046
Average loans	9,815,068	6,545,662	1,226,708	—	486,251	18,073,689
Average deposits	4,697,484	9,297,687	1,226,798	1,274,815	(7,325)	16,489,459

Period-end assets	$10,121,535	$6,922,967	$1,271,920	$7,595,306	$1,869,430	$27,781,158
Period-end loans	9,985,392	6,649,454	1,263,732	—	521,408	18,419,986
Period-end deposits	4,811,143	9,363,248	1,216,904	1,111,115	(10,263)	16,492,147

	For the Three Months Ended September 30, 2003
	(in Thousands)
					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$78,945	$72,258	$9,746	$17,113	$52,196	$230,258
Noninterest income (expense)	33,949	93,503	7,104	5,842	(6,386)	134,012
Noninterest expense	46,955	94,113	9,785	2,617	49,210	202,680

Segment income (loss)	$65,939	$71,648	$7,065	$20,338	$(3,400)	161,590

Provision for loan losses						30,354

Net income before income tax expense						131,236
Income tax expense						44,679

Net income						$86,557

Balance Sheet
Average assets	$9,196,879	$6,060,588	$1,039,661	$6,936,352	$2,367,791	$25,601,271
Average loans	9,028,543	5,833,512	1,030,840	—	764,604	16,657,499
Average deposits	4,074,240	8,912,261	1,245,040	624,820	28,059	14,884,420

Period-end assets	$9,211,549	$6,260,345	$1,037,331	$7,089,422	$2,597,997	$26,196,644
Period-end loans	9,053,746	6,019,910	1,029,273	—	924,596	17,027,525
Period-end deposits	4,213,721	8,907,925	1,287,265	683,973	22,461	15,115,345

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2004
	(in Thousands)
					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$253,395	$247,168	$34,044	$59,924	$81,600	$676,131
Noninterest income (expense)	102,981	297,873	21,971	48,264	(6,845)	464,244
Noninterest expense	146,510	296,195	28,903	36,149	146,072	653,829

Segment income (loss)	$209,866	$248,846	$27,112	$72,039	$(71,317)	486,546

Provision for loan losses						78,140

Net income before income tax expense						408,406
Income tax expense						136,812

Net income						$271,594

Balance Sheet
Average assets	$9,823,825	$6,631,198	$1,189,135	$7,647,690	$2,198,948	$27,490,796
Average loans	9,678,865	6,378,131	1,180,505	—	525,579	17,763,080
Average deposits	4,558,995	9,213,120	1,244,210	1,180,149	(6,248)	16,190,226

Period-end assets	$10,121,535	$6,922,967	$1,271,920	$7,595,306	$1,869,430	$27,781,158
Period-end loans	9,985,392	6,649,454	1,263,732	—	521,408	18,419,986
Period-end deposits	4,811,143	9,363,248	1,216,904	1,111,115	(10,263)	16,492,147

	For the Nine Months Ended September 30, 2003
	(in Thousands)
					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$231,380	$202,256	$27,277	$50,658	$169,261	$680,832
Noninterest income (expense)	96,262	258,083	21,042	20,068	(6,363)	389,092
Noninterest expense	136,486	271,732	28,975	8,481	148,636	594,310

Segment income	$191,156	$188,607	$19,344	$62,245	$14,262	475,614

Provision for loan losses						88,042

Net income before income tax expense						387,572
Income tax expense						131,882

Net income						$255,690

Balance Sheet
Average assets	$9,152,917	$5,835,527	$1,009,863	$6,481,972	$2,198,142	$24,678,421
Average loans	8,994,565	5,602,071	1,001,128	—	1,013,394	16,611,158
Average deposits	3,917,256	8,939,174	1,209,744	756,112	52,280	14,874,566

Period-end assets	$9,211,549	$6,260,345	$1,037,331	$7,089,422	$2,597,997	$26,196,644
Period-end loans	9,053,746	6,019,910	1,029,273	—	924,596	17,027,525
Period-end deposits	4,213,721	8,907,925	1,287,265	683,973	22,461	15,115,345

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 6 – Loans and Allowance for Loan Losses

     The following presents the composition of the loan portfolio at September 30, 2004 and December 31, 2003.

	September 30,	December 31,
	2004	2003
	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,658,392	$3,576,115
Real estate – construction	2,945,522	2,481,281
Commercial real estate – mortgage	4,040,591	3,933,773

Total commercial loans	10,644,505	9,991,169
Consumer loans:
Residential real estate – mortgage	1,448,596	1,653,805
Equity lines of credit	1,323,416	1,122,725
Equity loans	1,068,603	1,046,881
Credit card	491,134	485,487
Consumer installment – direct	459,235	435,326
Consumer installment – indirect	2,984,497	2,630,409

Total consumer loans	7,775,481	7,374,633

Total	$18,419,986	$17,365,802

     A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2004 and 2003 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in Thousands)
Balance at beginning of period	$250,573	$234,158	$244,882	$232,830
Add: Provision charged to income	25,617	30,354	78,140	88,042
Deduct: Allowance for loans securitized/sold	—	—	591	2,942
Net charge-offs:
Commercial, financial and agricultural	612	3,240	6,588	11,738
Commercial real estate – mortgage	328	856	2,969	2,620
Real estate – construction	3	20	115	688
Residential real estate – mortgage	489	183	1,004	1,004
Equity lines of credit	812	869	1,889	2,441
Equity loans	142	928	1,604	4,373
Credit card	7,266	9,296	25,710	27,879
Consumer installment – direct	2,992	2,415	6,115	5,925
Consumer installment – indirect	7,508	6,734	20,399	21,291

Total net charge-offs	20,152	24,541	66,393	77,959

Balance at end of period	$256,038	$239,971	$256,038	$239,971

     Nonperforming assets at September 30, 2004 and December 31, 2003 are detailed in the following table.

	September 30,	December 31,
	2004	2003
	(in Thousands)
Nonaccrual loans	$47,774	$65,870
Renegotiated loans	724	218

Total nonperforming loans	48,498	66,088
Other real estate	25,778	29,014

Total nonperforming assets	$74,276	$95,102

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 7 – Securitized Assets

     The Company enters into securitization transactions involving its residential loan portfolio, including home equity loans, and participations in the guaranteed portion of its Small Business Administration loans. The sale of the participations in the guaranteed portion of Small Business Administration loans are to external investors. Generally, the residential loan portfolio securitization activities are not sold to external investors, but rather are securitized and reclassified from loans to investment securities. These assets, which the Company continues to manage and service, approximated $1.7 billion and $1.5 billion at September 30, 2004 and December 31, 2003, respectively.

     Included in securitized assets are $10 million and $9 million in nonaccrual and past due loans greater than 90 days at September 30, 2004 and December 31, 2004, respectively. Also included in securitized assets were $4 million in foreclosed assets at both September 30, 2004 and December 31, 2003, respectively.

NOTE 8 – Off-Balance Sheet Activities, Derivatives and Hedging

Accounting for Derivative Instruments and Hedging Activities

     The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contractual or notional amount of all derivative instruments as of September 30, 2004 and December 31, 2003.

	September 30,		December 31,
	2004		2003
		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading
	(in Thousands)
Forward and futures contracts	$333,757	$22,740	$771,993	$—
Interest rate swap agreements:
Pay fixed versus receive float	1,322,240	—	1,491,175	—
Receive fixed versus pay float	1,419,679	1,828,836	1,514,564	1,805,200
Written options	56,364	27,129 (1)	32,850	—
Purchased options	102,385	—	78,551	—

(1)	Written options classified as other than trading represent interest rate loan commitments related to the Company’s mortgage banking activities

     For the three months ended September 30, 2004 and 2003, there were no credit losses associated with derivative instruments. For the nine months ended September 30, 2004, there were no credit losses associated with derivative instruments. For the nine months ended September 30, 2003, credit losses associated with derivative instruments were $1.7 million.

     The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both September 30, 2004 and December 31, 2003. These derivative positions are primarily executed in the over-the-counter market.

	September 30, 2004		December 31, 2003
	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value
	(in Thousands)
Cash Flow Hedges:
Interest rate swap agreements	$1,000,000	$(659)	$1,000,000	$589
Fair Value Hedges:
Interest rate swap agreements	828,836	62,860	805,200	73,238
Forward contracts (1)	22,740	(127)	—	—

(1)	Derivatives related to the Company’s mortgage banking activities

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

Interest-Rate Risk

     The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Fair-Value Hedges

     The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three or nine months ended September 30, 2004 and 2003. The Company recognized a decrease in interest expense of $10.2 million and $11.2 million for the three months ended September 30, 2004 and 2003, respectively, and $32.3 million and $34.5 million for the nine months ended September 30, 2004 and 2003, respectively, related to interest rate swaps accounted for as fair value hedges. At September 30, 2004, the fair value hedges had a carrying value of $829 million and a weighted average remaining term of 3.2 years.

     Additionally, in 2004 the Company began entering into forward sales commitments, which are commitments for future sales of closed mortgage loans to third parties at a specified price. The change in the value of the forward sales commitments is recognized through current period earnings. The recognition of the change in value of the closed mortgage loans depends on the effectiveness of the hedge. When hedge effectiveness is met, the change in value of the loans is recognized through current period earnings. When hedge effectiveness is not met, the change in the value of the loans is not recognized, but instead is based on the lower of cost or market guidelines. Therefore, any potential gain will not be recognized until the sale of the loan. Fair value hedged gains or losses were immaterial for the three and nine months ended September 30, 2004.

Cash-Flow Hedges

     The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no cash flow hedging gains or losses recognized for either the three or nine-month periods ended September 30, 2004 and 2003, resulting from hedge ineffectiveness. As of September 30, 2004, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. The Company recognized additional interest income of $1.8 million and $10.7 million related to interest rate swaps and floors accounted for as cash flow hedges for the three months ended September 30, 2004 and 2003, respectively, and $11.3 million and $42.6 million for the nine months ended September 30, 2004 and 2003, respectively. Deferred net losses of $1.1 million on derivative instruments not terminated are recorded in other comprehensive income at September 30, 2004. Based on the current interest rate environment these losses are expected to be reclassified to interest income over the next twelve months as net settlements occur.

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

     At September 30, 2004, all securities held by Sunbelt were AAA/Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. Approximately 99 percent of the securities held by Sunbelt at September 30, 2004 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.6 billion at September 30, 2004 and $904 million at December 31, 2003, respectively. The Company realized fee income of $1.2 million and $1.7 million for the three months ended September 30, 2004 and 2003, respectively, and $4.4 million and $6.3 million for the nine months ended September 30, 2004 and 2003, respectively, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At September 30, 2004 receivables from Sunbelt were $2 million and at December 31, 2003 were $3 million. There were no outstanding payables to Sunbelt at either September 30, 2004 or December 31, 2003. The Company, under agreements with Sunbelt, may be required to purchase assets or provide

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if such an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of September 30, 2004.

     There is currently a proposed amendment to SFAS 140, which could result in Sunbelt no longer qualifying as a QSPE. If this amendment is finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company, as of September 30, 2004, would not have had a significant impact on the Company’s regulatory capital ratios, which would have still exceeded the minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 13 – Recently Issued Accounting Standards.

NOTE 9 – Shareholders’ Equity

     In January and August of 2003, the Company announced that its board of directors authorized share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, respectively, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through September 30, 2004, 6.1 million shares had been repurchased under the January 2003 program at a cost of $229 million. Approximately 475,000 of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At September 30, 2004, approximately 4.3 million shares remained available for repurchase under the programs. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions, and other factors.

     In February 2004, the Company increased its quarterly dividend 12 percent to $0.3125 per common share, from $0.2800 per common share in 2003.

     At September 30, 2004, accumulated other comprehensive income included an unrealized loss of $411,000 from the effective portion of cash flow hedges and $3.6 million of net unrealized losses on investment securities available for sale. At December 31, 2003, accumulated other comprehensive income reflected an unrealized gain of $3.9 million associated with the effective portion of cash flow hedges and $33.4 million of net unrealized gains on investment securities available for sale.

NOTE 10 – Goodwill and Other Acquired Intangible Assets

     As of September 30, 2004, the Company had four reporting units with goodwill, including Corporate Banking with $136 million, Retail Banking with $96 million, Insurance with $60 million and Wealth Management with $7 million. During the nine months ended September 30, 2004, goodwill increased $4 million, $468,000, and $240,000 within the Insurance reporting unit, the Corporate Banking reporting unit and the Wealth Management reporting unit, respectively. These amounts increased primarily due to the payment of contingent consideration payments in the current year from prior acquisitions.

     Each reporting unit was tested for impairment during the third quarter of 2004. The fair value of each of the reporting units was estimated using the expected present value of future cash flows. The Company’s impairment test indicated no impairment charge was required as of the test date.

     Acquired intangible assets as of September 30, 2004 are detailed in the following table.

	As of September 30, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
	(in Thousands)
Nonamortizing goodwill	$352,572	$(53,733)	$298,839

Amortizing intangible assets:
Core deposit intangibles	$63,890	$(52,076)	$11,814
Other customer intangibles	38,173	(10,191)	27,982

Total amortizing intangible assets	$102,063	$(62,267)	$39,796

     The Company recognized $1.6 million and $1.8 million in amortization expense on acquired intangible assets for the three months ended September 30, 2004 and 2003, respectively, and $4.9 million and $5.5 million for the nine months ended September 30, 2004 and 2003, respectively. Aggregate amortization expense for the years ending December 31,

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

2004 through December 31, 2008 are estimated to be $6.5 million, $5.8 million, $4.5 million, $3.8 million, and $3.5 million, respectively.

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

     Standby and commercial letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. As of September 30, 2004, the recorded amount of these deferred fees was $4 million. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At September 30, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby and commercial letters of credit was $615 million.

     The following represents the Company’s commitments to extend credit and standby and commercial letters of credit as of September 30, 2004, and December 31, 2003:

	September 30,	December 31,
	2004	2003
	(in Thousands)
Commitments to extend credit	$10,983,176	$9,993,691
Standby and commercial letters of credit	615,816	451,868

     At September 30, 2004, the Company has potential recourse related to FNMA securitizations of approximately $22 million.

     Certain acquisition agreements related to the insurance agencies and an investment advisory firm include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At September 30, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $18 million, primarily in the form of the Company’s common stock.

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

     The Company is subject to review and examination from various tax authorities. The Company is currently under examination by a number of states and has received notices of proposed adjustments related to state income taxes due for prior years. Management intends to challenge the proposed adjustments and expects that the final resolution of the examinations will not have a material impact on the Company’s financial position.

     The Parent Company and its Subsidiary Banks are subject to regulation by the Board of Governors of the Federal Reserve System. The Subsidiary Banks are also subject to regulation by the Alabama State Banking Department. Various federal and state laws and regulations affect the manner in which the Company operates including minimum capital requirements, limitations on loans and transactions with affiliates and management, and prohibitions on certain

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

tie-in arrangements in connection with an extension of credit. The Company is also regularly reviewed with respect to its compliance with various consumer protection laws and regulations.

     The recently enacted USA PATRIOT ACT, which is designed to address potential terrorist threats, requires the Company to establish an anti-money laundering program, including customer identification programs and establish due diligence requirements with respect to its private banking operations. The Bank Secrecy Act requires the filing of currency transaction reports and suspicious activity reports with appropriate governmental authorities identifying possible criminal activity conducted through depository institutions.

     If the Company fails to comply with these or other applicable laws and regulations, it may be subject to civil money penalties, imposition of cease and desist orders or other written directives, removal of management and in certain circumstances criminal penalties.

NOTE 12 – Defined Benefit Pension Plan

     The following table provides certain information with respect to the Company’s defined benefit pension plan for the three and nine-month periods ending September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In Thousands)
Service cost	$1,770	$1,575	$5,185	$4,665
Interest cost	2,191	1,988	6,415	5,888
Expected return on plan assets	(3,016)	(2,831)	(8,329)	(7,339)
Amortization of prior service cost	9	9	26	25
Amortization of net loss	424	259	1,241	761

Net periodic benefit cost	$1,378	$1,000	$4,538	$4,000

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

Consolidation of Variable Interest Entities

     On January 15, 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R,Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. The Company’s securitization structure, as of September 30, 2004, met QSPE standards, and therefore, will not be affected by the adoption of FIN 46 or FIN 46R.

     Additionally, in June 2003, the FASB issued a proposed amendment to SFAS 140, which would amend the requirements for QSPE status. Sunbelt would no longer meet QSPE requirements if the proposed amendment were finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue off-balance sheet treatment.

     Prior to the adoption of FIN 46R the Company classified its subsidiary business trust’s Trust Preferred Securities as Capital Securities on the Consolidated Balance Sheets. The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trust’s Trust Preferred Securities. The Company’s Capital Securities are classified as FHLB and other borrowings on the Consolidated Balance Sheet.

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

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

     In November 2003, the Emerging Issues Task Force (“EITF”) issued issue summary 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 addressed an entity’s treatment of the impairment of securities when such impairment is considered other than temporary. The preliminary summary required disclosures only related to other than temporary impairment. In March 2004, the EITF continued its discussion and reached a consensus on the procedures for recognizing an impairment of securities considered other than temporarily impaired. The guidance in EITF 03-1 was intended to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the FASB issued FSP EITF 03-1-1, which deferred the effective date for the measurement and recognition provisions of EITF 03-1 until further implementation guidance could be established. Management does not believe the provision of this standard, as currently written, will have a material impact on the results of future operations.

Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Forward-Looking Information

     This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward looking statements are subject to numerous assumptions, estimates, risks and uncertainties that could cause actual conditions, events or results to differ materially from those stated or implied by such forward-looking statements.

     A variety of factors may affect the operations, performance, business strategy and results of the Company including, but not limited to: financial market volatility including the level of interest rates and effects of such interest rates on derivative contracts; the strength of the US economy in general and the strength of the local economies in which Compass operates may be different than expected resulting in deteriorating credit quality, a reduced demand for credit or a weakened ability to generate deposits; the impact of changes in financial services’ laws and regulations; technological changes; unfavorable judicial or regulatory proceedings or rulings; the impact of changes in accounting principles and practices; actions and initiatives by current and potential competitors; the ability to retain key personnel; the failure of assumptions underlying the establishment of reserves for loan losses; and significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses.

     If the Company’s assumptions and estimates are incorrect, or if the Company or the Subsidiary Banks become subject to significant limitations as the result of litigation or regulatory action then the Company’s actual results could vary materially from the forward-looking statements made herein. Investors are cautioned not to place undue reliance on any forward-looking statements and to read this Quarterly Report on Form 10-Q in conjunction with the Company’s other filings with the Securities and Exchange Commission including the Company’s Annual Report on Form 10-K which is available on the Commission’s website, http://www.sec.gov, as well as on the Company’s website http://ir.shareholder.com/cbss/sec.cfm. The Company disclaims any obligation to update any such forward-looking statements.

Overview

     The Company had net income of $93.6 million for the third quarter of 2004, an eight percent increase over the $86.6 million earned during the third quarter of 2003. For the same time period, diluted earnings per share increased 10 percent to $0.75 from $0.68 earned in the prior year.

     For the first nine months of 2004, net income increased six percent to $271.6 million compared to $255.7 million for the same period last year. Diluted earnings per share for the first nine months of 2004 increased nine percent to $2.17 from $2.00 in the first nine months of 2003.

     In August of 2004, the Company modestly repositioned its balance sheet by prepaying approximately $900 million of FHLB advances resulting in a loss of $25.1 million and sold approximately $500 million investment securities available for sale resulting in a gain of $25.1 million. The Company believes the prepayment of FHLB advances will provide a modest improvement in net interest margin and better position the balance sheet going forward.

     The Company operates 376 full-service banking centers including 137 in Texas, 89 in Alabama, 71 in Arizona, 41 in Florida, 28 in Colorado and 10 in New Mexico.

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

     Net interest income for the three months ended September 30, 2004, decreased to $227.4 million from $231.2 million for the three months ended September 30, 2003, as interest income decreased $483,000 and interest expense increased $3.3 million. The decrease in interest income was due to a 44 basis point decrease in the average yield on earning assets from 5.38 percent to 4.94 percent, partially offset by an increase in average earning assets of $2.2 billion, or nine percent. The increase in average earning assets from the third quarter of 2003 was primarily the result of a $1.4 billion increase in average loans and an increase of $697 million in investment securities, including both investment securities available for sale and investment securities held to maturity. The increase in the average loans was due to continued strong loan demand through all of the Company’s major markets. The increase in investment securities was primarily due to the securitization and retention of loans as investment securities in the fourth quarter of 2003 and the first quarter of 2004. The four percent increase in interest expense over the third quarter of 2003 was primarily the result of a $1.5 billion increase in average interest-bearing liabilities, partially offset by a 7 basis point decrease in the rate paid on interest bearing liabilities. The increase in total interest-bearing liabilities was driven by an increase of $889 million in average interest bearing deposits and an $841 million increase in fed funds purchased, partially offset by a decrease of $253 million in FHLB and other borrowings.

     For the first nine months of 2004, net interest income decreased $4.9 million over the first nine months of 2003 to $678.8 million, with interest income decreasing $20.9 million and interest expense decreasing $16.0 million. The decrease in interest income was due to a 75 basis point decrease in the average yield from earning assets from 5.73 percent to 4.98 percent, partially offset by an increase in average earning assets of $2.8 billion, or 13 percent. The increase in average earning assets over the first nine months of 2003 was primarily the result of a $1.6 billion increase in investment securities, including both investment securities available for sale and investment securities held to maturity, and a $1.2 billion increase in loans. The increase in investment securities was primarily due to the securitization and retention of loans as investment securities during the last quarter of 2003 and the first quarter of 2004. The six percent decrease in interest expense over the first nine months of the prior year was the result of a 33 basis point decrease in the rate paid on interest bearing liabilities partially offset by a $2.2 billion increase in average interest bearing liabilities. The increase in average interest-bearing liabilities was primarily the result of a $1.6 billion increase in fed funds purchased and a $539 million increase in total interest bearing deposits.

     Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin decreased to 3.54 percent for the third quarter of 2004, compared to 3.92 percent for the third quarter of 2003. For the nine months ended September 30, 2004, net interest margin decreased from 4.07 percent in the prior year to 3.58 percent. These decreases resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. During the third quarter of 2004, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 19 basis points as compared to a 37 basis point positive impact for the third quarter of 2003. For the nine months ended September 30, 2004, the Company’s use of interest rate contract increased the Company’s net interest margin by 23 basis points as compared to a 46 basis point positive impact for the first nine months of 2003.

     The following table presents the actual and projected impact of the Company’s derivatives held for hedging purposes on net interest margin by quarter for fiscal years 2003 and 2004, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The derivatives included in the table below are both cash flow hedges and fair value hedges, including terminated cash flow hedges. The table assumes interest rates remain at September 30, 2004, levels.

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
	Actual	Actual	Actual	Actual	Total
	(in Thousands)
Hedging derivatives positive impact to net interest margin	$29,148	$26,034	$21,918	$21,755	$98,855

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	Total
	Actual	Actual	Actual	Projected*	Projected*
	(in Thousands)
Hedging derivatives positive impact to net interest margin	$17,668	$13,931	$12,012	$11,055	$54,666

*	Projected impact based on September 30, 2004 interest rates.

     Derivative instruments are subject to market risk. While the Company utilizes trading derivatives to facilitate customer transactions, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date, and the receive fixed coupon rate for derivative instruments used for hedging activities as of September 30, 2004, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The maturity date used in the table below is the first call date, when applicable. See Note 8 – Off-Balance Sheet Activities, Derivatives and Hedging for further information about the Company’s use of derivatives and the fair value of those instruments.

	October 1, 2004
	through December 31,	For the Year Ended December 31,
	2004	2005	2006	Thereafter
	($ in Thousands)
Non-trading interest rate contracts
Cash Flow Hedges
Notional maturity	$300,000	$500,000	$200,000	$—
Weighted average coupon received on maturities	2.08%	2.60%	2.13%	—%
Weighted average time to maturity (months)	3	10	19	—
Fair Value Hedges
Notional maturity	$60,000	$70,000	$—	$698,836
Weighted average coupon received on maturities	5.40%	4.65%	—%	6.76%
Weighted average time to maturity (months)	2	6	—	44

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

     The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 2004, as compared to the same period in 2003 (in thousands):

	Three Months Ended
	September 30, 2004
	Change
	2003 To	Attributed to
	2004	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$183	$136	$20	$27
Trading account assets	(20)	(25)	6	(1)
Investment securities available for sale	(12,076)	(3,626)	(9,046)	596
Investment securities held to maturity	9,474	12,920	(2,298)	(1,148)
Loans	1,956	20,119	(16,740)	(1,423)

Increase (decrease) in interest income	$(483)	$29,524	$(28,058)	$(1,949)

Interest expense:
Deposits	$2,147	$3,848	$(1,493)	$(208)
Federal funds purchased and securities sold under agreements to repurchase	6,970	2,042	3,971	957
Other short-term borrowings	148	42	91	15
FHLB and other borrowings*	(5,995)	(2,240)	(3,965)	210

Increase (decrease) in interest expense	$3,270	$3,692	$(1,396)	$974

	Nine Months Ended
	September 30, 2004
	Change
	2003 To	Attributed to
	2004	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$281	$295	$(7)	$(7)
Trading account assets	(3)	(17)	15	(1)
Investment securities available for sale	(44,573)	(17,368)	(30,066)	2,861
Investment securities held to maturity	73,425	82,360	(2,734)	(6,201)
Loans	(49,987)	51,598	(94,997)	(6,588)

Increase (decrease) in interest income	$(20,857)	$116,868	$(127,789)	$(9,936)

Interest expense:
Deposits	$(18,061)	$4,025	$(21,040)	$(1,046)
Federal funds purchased and securities sold under agreements to repurchase	15,217	13,139	1,260	818
Other short-term borrowings	30	8	22	—
FHLB and other borrowings*	(13,175)	(252)	(12,948)	25

Increase (decrease) in interest expense	$(15,989)	$16,920	$(32,706)	$(203)

*	Includes Capital Securities and Preferred Stock.

Noninterest Income and Noninterest Expense

     During the third quarter of 2004, noninterest income increased $38.3 million, or 29 percent, to $172.3 million, from $134.0 million for the third quarter 2003. For the quarter, excluding gains on the sale of securities of $25.1 million, noninterest income increased $13.2 million, or 10 percent, to $147.2 million, as compared to the third quarter of 2003. The increase in noninterest income is directly attributable to increases in most of the fee-based businesses of the Company, including a $9.5 million increase in service charges on deposit accounts, a $4.4 million increase in credit card service charges and fees, and a $1.8 million increase in retail investment sales, partially offset by a decrease of $3.4 million in corporate and correspondent investment sales. Noninterest income for the first nine months of 2004 compared to the same period in 2003 increased $75.2 million, or 19 percent, to $464.2 million. For the nine months ended

September 30, 2004, excluding gains on the sale of securities of $27.3 million, noninterest income increased $47.8 million, or 12 percent, to $436.9 million, as compared to the previous year period. The increase in noninterest income is primarily the result of a $35.3 million increase in service charges on deposit accounts, a $10.2 million increase in credit card service charges and fees, a $6.7 million increase in insurance commissions and a $2.9 million increase in retail investment sales, partially offset by a decrease of $8.0 million in corporate and correspondent investment sales. The increase in service charges on deposit accounts was primarily due to increases in noninterest bearing demand deposit accounts, while the increase in credit card service charges and fees was due to increased volume of activity in credit card and debit card business. The increase in insurance commissions is due to continued expansion of the property and casualty business throughout the Company’s franchise through internal growth and acquisitions. Corporate and correspondent investment sales is comprised of commissions on the sales of bonds to approximately 750 correspondent banks and matched interest rate protection contracts to corporate customers. The decrease in this caption is due to a decrease in sales of matched interest rate contracts.

     Noninterest expense, for the quarter ended September 30, 2004, increased $29.8 million, or 15 percent, compared to the third quarter of 2003. Excluding losses from the prepayment of FHLB advances of $25.1 million, noninterest expense increased $4.7 million, or two percent, to $207.4 for the quarter ended September 30, 2004. This increase was due primarily the result of an increase of $2.5 million in salaries and benefits, a $2.5 million increase in other expense, a $1.5 million increase in equipment expense, partially offset by a decrease of $2.8 million in communications expense. For the first nine months of 2004, noninterest expense increased $59.5 million, or 10 percent, to $653.8 million. For the first nine months ended September 30, 2004, excluding losses from the prepayment of FHLB advances of $25.1 million, noninterest expense increased $34.4 million, or six percent, to $628.7 million. This increase is primarily the result of an increase in salaries and benefits of $17.3 million, an increase of $11.8 million in other expense, an increase of $4.7 million in marketing expense and an increase of $3.9 million in net occupancy expense, partially offset by a decrease of $3.8 million in communications expense.

Income Taxes

     Income tax expense totaled $47.1 million for the quarter and $136.8 million for the nine months ended September 30, 2004. Income tax expense totaled $44.7 million and $131.9 million, respectively for the same periods in 2003. The effective tax rate for the quarter ended September 30, 2004 was 33.5% compared to 34.0% in 2003. The effective tax rate for the nine months ended September 30, 2004 was 33.5% compared to 34.0% in 2003.

Provision and Allowance for Loan Losses

     The provision for loan losses for the three and nine-month periods ended September 30, 2004 decreased $4.7 million and $9.9 million respectively, from the same periods in 2003. The allowance for loan losses and the corresponding provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and existing economic conditions. The allowance for loan losses at September 30, 2004, was $256 million and at December 31, 2003, was $245 million. The ratio of the allowance for loan losses to loans outstanding was 1.39 percent at September 30, 2004 and 1.41 percent at December 31, 2003. The decrease in this ratio is the result of improving credit quality. Management believes that the allowance for loan losses at September 30, 2004 is adequate.

Nonperforming Assets and Past Due Loans

     Stated as a percentage of total loans and other real estate owned, nonperforming assets at September 30, 2004, were 0.40 percent, compared to 0.55 percent at December 31, 2003. At September 30, 2004, the allowance for loan losses as a percentage of nonperforming loans was 528 percent, compared to 371 percent at December 31, 2003. The allowance for loan losses as a percentage of nonperforming assets was 345 percent at September 30, 2004, compared to 257 percent at December 31, 2003.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, and other real estate, totaled $74 million at September 30, 2004, compared to $95 million at December 31, 2003. Loans past due ninety days or more but still accruing interest were $16 million at September 30, 2004, compared to $26 million at December 31, 2003.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Allowance for Loan Losses
Balance at beginning of period	$244,882	$232,830
Add: Provision charged to income	78,140	88,042
Deduct: Allowance for loans sold / securitized	591	2,942
Loans charged off	86,161	92,477
Loan recoveries	(19,768)	(14,518)

Net charge-offs	66,393	77,959

Balance at end of period	$256,038	$239,971

Net charge-offs as a percentage of average loans (annualized)	0.50%	0.63%

	September 30, 2004	December 31, 2003
Nonperforming Assets
Nonaccrual loans	$47,774	$65,870
Renegotiated loans	724	218

Total nonperforming loans	48,498	66,088
Other real estate	25,778	29,014

Total nonperforming assets	$74,276	$95,102

Accruing loans ninety days or more past due	$15,595	$26,159
Other repossessed assets	1,559	427
Allowance as a percentage of loans	1.39%	1.41%
Total nonperforming loans as a percentage of loans	0.26	0.38
Total nonperforming assets as a percentage of loans and ORE	0.40	0.55
Accruing loans ninety days or more past due as a percentage of loans	0.08	0.15
Allowance for loan losses as a percentage of nonperforming loans	527.94	370.54
Allowance for loan losses as a percentage of nonperforming assets	344.71	257.49

Financial Condition

Overview

     Total assets at September 30, 2004 were $27.8 billion, up from $27.0 billion at December 31, 2003. The increase in assets was due primarily to internal loan growth.

Assets and Funding

     At September 30, 2004, earning assets totaled $25.6 billion, an increase of approximately $875 million from the $24.8 billion in earning assets at December 31, 2003. The mix of earning assets changed slightly with total investment securities and loans comprising 28 percent and 72 percent, respectively, of total earning assets at September 30, 2004, while at December 31, 2003 total investment securities and loans were 30 percent and 70 percent, respectively, of earning assets. The asset mix shifted primarily due to the modest balance sheet repositioning and internal loan growth as loans increased $1.1 billion. This loan growth was funded primarily through an $804 million increase in total deposits, a $598 million increase in fed funds purchased, a decrease of $148 million of investment securities, including both investment securities available for sale and investment securities held to maturity, partially offset by a $674 million decrease in FHLB and other borrowings.

Liquidity and Capital Resources

     Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At September 30, 2004, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $202 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

     The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong, as the ratio of total shareholders’ equity to total assets at September 30, 2004 was 7.15 percent compared to 6.94 percent at December 31, 2003. Shareholders’ equity increased during the first nine months of 2004 primarily due to an increase in retained earnings, partially offset by a decrease in accumulated other comprehensive income and an increase in treasury stock due to the Company’s utilization of its share repurchase authorization during 2004.

     In January and August of 2003, the Company announced that its board of directors authorized share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, respectively, or approximately 6.3 million shares and

4.1 million shares, respectively, of the Company’s outstanding common stock. Through September 30, 2004, 6.1 million shares had been repurchased under the January 2003 program at a cost of $229 million. Approximately 475,000 of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At September 30, 2004, approximately 4.3 million shares remained available for repurchase under the programs. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions, and other factors.

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

     Tier I Capital and Total Qualifying Capital as of September 30, 2004 exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at September 30, 2004 were 8.99 percent and 11.06 percent, respectively, compared to 9.09 percent and 11.52 percent at December 31, 2003. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments, disallowed credit-enhancing interest-only strips, period-end goodwill, and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 7.35 percent at September 30, 2004 and 7.25 percent at December 31, 2003. The Company’s tangible leverage ratio was 7.32 percent at September 30, 2004 compared to 7.20 percent at December 31, 2003.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

     The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described in the annual report on Form 10-K for the period ended December 31, 2003. Net interest income sensitivities given an immediate and sustained parallel interest rate shift over a one-year time horizon using current yield curves as of September 30, 2004 and December 31, 2003, respectively, are shown in the table below.

     Given the low interest rate environment at September 30, 2004, the calculations below are based upon a decrease of 50 basis points in the yield curve rather than the 100 basis point decrease that has been used historically.

		Percentage
	Principal	Increase/(Decrease)
	Amount of Earning Assets, Interest	in Interest Income/Expense
	Bearing Liabilities	Down 50	Up 100
	and Swaps	Basis Points	Basis Points
	(In thousands)
	(Unaudited)
September 30, 2004:
Assets which reprice in:*
One year or less	$12,204,241	(7.18)%	15.77%
Over one year	13,435,162	(2.12)	3.67

	$25,639,403	(4.49)	9.33

Liabilities which reprice in:
One year or less	$16,367,522	(27.32)	59.24
Over one year	3,880,846	(1.01)	2.10

	$20,248,368	(15.27)	33.06

Total net interest income sensitivity		0.11%	(0.80)%
December 31, 2003:
Assets which reprice in: *
One year or less	$11,538,030	(5.88)%	14.73%
Over one year	13,226,089	(2.72)	4.55

	$24,764,119	(4.07)	8.92

Liabilities which reprice in:
One year or less	$16,252,098	(30.31)	76.28
Over one year	4,018,547	(0.76)	1.58

	$20,270,645	(13.85)	34.68

Total net interest income sensitivity		(0.11)%	(1.51)%

*	– Excludes noninterest earning trading account assets

     As shown in the table above, the Company’s balance sheet became less sensitive to rising rates from December 31, 2003 to September 30, 2004 in the 100 basis point increase scenario. On the asset side, an increase in the proportion of variable rate loans and an increase in projected investment portfolio cash flows in the 100 basis point increase scenario, resulted in decreased sensitivity to rising rates. On the liability side, the decrease in net interest income sensitivity is due primarily to a change in deposit pricing assumptions. Due to the current low rate environment, the relationship of deposit pricing to their relative indices is tighter than normal causing less price sensitivity in the 100 basis point increase scenario. In the 50 basis point decrease scenario, net interest income sensitivity changed from slightly negative to slightly positive primarily due to increases in wholesale funding.

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

     As of September 30, 2004, the Company’s management, with the participation of its Chairman and Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

     Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased
	Shares Purchased (1)	Paid Per Share	Announced Program (2)	Under the Program (2)
July 1, 2004 – July 31, 2004	225	$43.07	—	4,338,600
August 1, 2004 – August 31, 2004	14,057	$45.32	—	4,338,600
September 1, 2004 – September 30, 2004	—	—	—	4,338,600

Total	14,282	$45.29	—

(1)	This column includes (a) purchases of equity instruments under the Company’s publicly announced share repurchase programs described in (2) below and (b) the surrender to the Company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options during the period indicated.

(2)	On January 16, 2003, the Company announced that its Board of Directors had authorized management to purchase 6.3 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date. Additionally, on August 16, 2003, the Company announced that its Board of Directors had authorized management to purchase an additional 4.1 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date.

Item 6 – Exhibits

(3)	Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)

(a) Exhibits (continued)

(d)	Certificate of Amendment, dated September 19, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(e)	Certificate of Amendment, dated November 8, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(f)	Certificate of Amendment, dated June 2, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(10)	Material Contracts

(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(e)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(a) Exhibits (continued)

(f)	Employment Agreement, dated April 15, 1997, between Compass Bancshares, Inc. and George M. Boltwood (incorporated by reference to Exhibit 10(f) to Compass Bancshares, Inc.’s March 31, 2003 Form 10-Q filed with the Commission)

(g)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(h)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(i)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(j)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Charles E. McMahen (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(l)	Amendment to Employment Agreement, dated October 23, 2001, between Compass Bancshares, Inc. and George M. Boltwood (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s March 31, 2003 Form 10-Q filed with the Commission)

(m)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(n)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(o)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(p)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

(q)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(r)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001(incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

(s)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission)

(a) Exhibits (continued)

(t)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer

(32.1)	Certification Pursuant 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(32.2)	Certification Pursuant 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2004	By:	/s/ Garrett R. Hegel

Date		Garrett R. Hegel
Chief Financial Officer