Form 10-K
period 2004-12-31
COMPASS BANCSHARES INC
filed 2005-02-28
CIK 18568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004 Commission File No. 0-6032
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2):     Yes ☑          No ☐
As of June 30, 2004, the aggregate market value of voting and non-voting common equity held by non-affiliates was $5,038,132.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2005

Common Stock, $2 Par Value	123,564,786

Documents Incorporated by Reference	Part of 10-K in which Incorporated

Certain information required for Part III of this report is incorporated herein by reference to the Proxy Statement for the 2005 Annual Meeting of the Company’s stockholders	Part III

COMPASS BANCSHARES, INC.
TABLE OF CONTENTS
FORM 10-K
DECEMBER 31, 2004

PART I

ITEM 1 —	BUSINESS
      The term “Company” is used throughout this Annual Report on Form 10-K to refer to Compass Bancshares, Inc. and its subsidiaries. The term “Parent Company” is used to refer to Compass Bancshares, Inc. wherever a distinction between Compass Bancshares, Inc. and its subsidiaries aids in the understanding of this Annual Report on Form 10-K.
General Development of the Company
      The Company is a financial services company with its principal place of business in Birmingham, Alabama. The Parent Company was organized in 1970 as “Central Bancshares of the South, Inc.” The Company has two bank subsidiaries. The Company’s principal bank subsidiary is Compass Bank, an Alabama banking corporation headquartered in Birmingham, Alabama. Compass Bank currently operates in Alabama, Arizona, Texas, Colorado, Florida and New Mexico. The Company’s other bank subsidiary is Central Bank of the South, an Alabama banking corporation headquartered in Anniston, Alabama. Central Bank of the South has limited activities. The bank subsidiaries of the company are referred to collectively as the “Subsidiary Banks.”
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
Subsidiary Banks
      Compass Bank conducts a general commercial banking and trust business at 382 banking centers, including 139 in Texas, 89 in Alabama, 73 in Arizona, 41 in Florida, 30 in Colorado, and 10 in New Mexico. In addition, Compass Bank operates loan production offices in Georgia and Maryland. Compass Bank performs banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposits, making personal and commercial loans and furnishing personal and commercial checking accounts. Compass Bank, through its Wealth Management segment and wholly owned subsidiaries, St. Johns Investment Management Company and Stavis, Margolis Advisory Services, Inc., offers its customers a variety of fiduciary services, including portfolio management and administration and investment services to estates, trusts and employee benefit plans. Compass Bank, through its wholly owned subsidiary, Compass Insurance Agency, Inc., makes available to its customers and others, as agent for a variety of insurance companies, term life insurance, fixed-rate annuities, property and casualty insurance and other insurance products. Compass Mortgage Corporation and Arizona Financial Products, Inc., wholly owned subsidiaries of Compass Bank, provide loans and related products to consumers and investor advisory services to Compass Bank and others.
      Compass Bank provides correspondent banking services, including educational seminars and operational and investment services, to approximately 850 financial institutions located throughout the United States. Through the Correspondent and Investment Services Division, Compass Bank distributes or makes available a variety of investment services and products to institutional and individual investors, including institutional sales, bond accounting, safekeeping and interest rate risk analysis services. Through its wholly owned subsidiary Compass Brokerage, Inc., Compass Bank also provides discount brokerage services, mutual funds and variable annuities to individuals and businesses. Compass Bank provides lease financing services to individuals and businesses through its wholly owned subsidiary Compass Financial Corporation.
Lines of Business
      The Company is currently organized along lines of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics through various products and services. The Company’s primary operating segments are Corporate Banking, Retail Banking, Wealth Management and Treasury.

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
      The Retail Banking segment serves the Company’s consumer customers through its 382 full-service banking centers and through the use of alternative delivery channels such as personal computer, internet and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds and brokerage. In addition, Retail Banking serves the Company’s small business customers and the Company’s indirect automobile portfolio.
      The Wealth Management segment provides specialized investment portfolio management, traditional credit products, financial counseling and customized services to the Company’s private clients and foundations, as well as investment management and retirement services to companies and their employees.
      The Treasury segment’s primary function is to manage the investment securities portfolio, public entity deposits, the interest rate sensitivity of the Company’s balance sheet and the liquidity and funding positions of the Company.
      Activities that are not directly attributable to the reportable operating segments, for example, the activities of the Parent Company and support functions, including accounting, loan review and the elimination of intercompany transactions, are presented under Corporate Support and Other.
      For financial information regarding the Company’s segments, which are presented by line of business, as of and for the years ended December 31, 2004, 2003 and 2002, see Note 19, Segment Information, in the Notes to Consolidated Financial Statements.
Business Combinations and Divestitures
      The Company may seek to combine with or acquire other financial services companies, banks and banking offices should suitable opportunities arise. Discussions are held from time to time with institutions about their possible affiliation with the Company. It is impossible to predict accurately whether any discussions will lead to agreement. Any agreement for the acquisition of additional banks or other entities is subject to approval by appropriate regulatory authorities. Refer to “Supervision and Regulation” below for a discussion of certain aspects of the regulatory environment in which the Company operates. Since 1987, the Company has combined with approximately 50 financial institutions, 8 insurance agencies, 2 investment advisory firms and engaged in numerous asset and deposit purchase and sale transactions.

Business Combinations
      On January 7, 2005, the Company completed the acquisition of Stavis, Margolis Advisory Services, Inc. (“SMA”), a Houston, Texas based investment advisory firm with approximately $500 million in assets under management. SMA specializes in providing independent financial planning advisory services including investment, estate, retirement and business succession planning for high net worth individuals, corporate executives, business owners and professionals.
      On January 5, 2005, the Company completed the acquisition of Warren Benefits Group, LP, a Houston, Texas based full-line general insurance brokerage firm, which specializes in providing broad-based group health and welfare plans as well as health and life insurance products.
      On October 4, 2004, the Company completed the acquisition of Sevier Insurance Agency (“Sevier”), a Birmingham, Alabama based full-line general insurance brokerage firm, which services commercial and retail customers in the southeastern United States. Sevier specializes in providing property and casualty insurance, personal insurance, life insurance and surety products.
      On July 2, 2003, the Company completed the acquisition of Apogee Holdings, Inc., a Houston, Texas based compensation and benefits consulting company, which specializes in providing health and welfare plans, qualified retirement plan services, executive benefits and compensation consulting to corporate clients, as well as personal wealth transfer planning to high net worth individuals.
      On March 10, 2003, the Company completed the acquisition of Maxson-Mahoney-Turner, Inc. (“MM&T”), a Dallas, Texas based full-line general insurance brokerage firm, which services commercial and retail customers in the Dallas/Ft. Worth metroplex and the southwestern United States. MM&T specializes in providing property and casualty insurance, personal insurance, employee benefit plans and surety products.
      On March 3, 2003, the Company completed the acquisition of Mueller & Associates, Inc. (“Mueller”), a Tucson, Arizona based full-line general insurance brokerage firm, which services commercial and retail customers in Tucson and throughout the state of Arizona. Mueller specializes in providing property and casualty insurance, personal insurance, life insurance and surety products.
      On December 2, 2002, the Company completed the acquisition of St. Johns Investment Management Company, a Jacksonville, Florida based investment advisory firm, which specializes in providing comprehensive wealth management for high net worth individuals, families, not-for-profit organizations, trusts, 401(k) plans, retirement and pension plans, corporations, endowments and foundations.
      On July 10, 2002, the Company completed the acquisition of Schaefer-Smith-Ankeney Insurance Agency, Inc., a Phoenix, Arizona based full-line general insurance brokerage firm, which services commercial and retail customers in the Phoenix metropolitan area.
      On May 30, 2002, the Company completed the acquisition of Olson & Olson, Ltd. (“Olson & Olson”), a Denver, Colorado based full-line general insurance brokerage firm, which services commercial and retail customers in the Denver metropolitan area. Olson & Olson specializes in providing property and casualty insurance, personal insurance, employee benefit plans and surety products.
      On January 4, 2002, the Company completed the acquisition of Horizons Insurance Group, Inc. (“Horizons”), a Dallas, Texas based full-line general insurance brokerage firm, which services commercial and retail customers in the Dallas/Fort Worth metroplex and the southwestern United States. Horizons specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and individuals.
      Several of the acquisition agreements include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At December 31, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $20 million, primarily in the form of stock.

Divestitures
      During 2003, the Company completed the sale of two non-strategic banking centers in Nebraska. A gain of $2.1 million was realized on the sale and is included in other income in the Consolidated Statements of Income for the year ended December 31, 2003.
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
      The Company believes that intense competition for banking business among bank holding companies with operations in Alabama, Arizona, Colorado, Florida, New Mexico and Texas will continue. During 2005, the competition may further intensify if additional financial services companies enter these states through the acquisition of local financial institutions.
Employees
      At December 31, 2004, the Company had 7,832 full-time equivalent employees.
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
      The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of financial institutions in the past and will continue to do so in the future. Changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities can have a significant impact on interest rates, deposit levels or loan demand, which in turn may have a significant effect on the business and income of the Parent Company and the Subsidiary Banks.
SUPERVISION AND REGULATION
The Company

General
      During 2000, the Parent Company filed a declaration with the Federal Reserve to be certified as a financial holding company (“FHC”) under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”). As a bank holding company, the Parent Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act of 1956 (“BHC Act”). The Federal Reserve also may make examinations of the Parent Company and each of its subsidiaries. In addition, certain financial activities of the Company that are permitted by the GLB Act are subject to functional regulation by other state and federal regulatory authorities as described below.
      The GLB Act was enacted on November 12, 1999. The GLB Act permits bank holding companies meeting certain management, capital and community reinvestment standards to engage in a substantially broader range of non-banking activities than were permitted previously, including insurance underwriting and merchant banking activities. The Parent Company has certified that it meets these criteria. The GLB Act repealed sections 20 and 32 of the Glass Steagall Act, permitting affiliations of banks with securities firms and registered investment companies. The GLB Act permits banks to be under common control with securities firms, insurance companies, investment companies and other financial interests if these companies are subsidiaries of an FHC. Some of these affiliations are also permissible for bank subsidiaries. The GLB Act gives the Federal Reserve broad authority to regulate FHCs, but provides for functional regulation of subsidiary activities by the Securities and Exchange Commission, the Federal Trade Commission, state insurance and securities authorities and similar regulatory agencies.
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

Interstate Banking and Bank Acquisitions
      The Company continues to be regulated by the BHC Act which requires an FHC to obtain the prior approval of the Federal Reserve before it may acquire substantially all the assets of any bank or ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of any such bank. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) facilitates branching and the establishment of agency relationships across state lines and permits bank holding companies to acquire banks located in any state without regard to whether the transaction is prohibited under any state law, subject to certain state provisions, including the establishment by states of a minimum age of their local banks subject to interstate acquisition by out-of-state companies. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years.
      The states of Alabama, Arizona, Colorado, Florida, New Mexico and Texas, where the Company currently operates banking centers, each have laws relating specifically to acquisitions of banks, bank holding companies and other types of financial institutions organized in those states. The laws of each of these states currently permit out-of-state bank holding companies to acquire banks in Alabama, Arizona, Colorado, Florida, New Mexico and Texas, regardless of where the acquiror is based, subject to the satisfaction of various provisions of state law, including the requirement that the bank to be acquired has been in existence at least five years in Alabama, Arizona, Colorado, New Mexico and Texas and three years in Florida.

Limitations on Loans and Transactions
      The Federal Reserve Act generally imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve and other affiliates (which includes any holding company of which a bank is a subsidiary and any other non-bank subsidiary of such holding company). Banks that are not members of the Federal Reserve are also subject to these limitations. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or the furnishing of services.

Capital Requirements
      In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was enacted. This act recapitalized the Bank Insurance Fund, of which the Subsidiary Banks are members, and the Savings Association Insurance Fund, which insures certain of the Subsidiary Banks’ deposits; substantially revised statutory provisions regarding capital standards; restricted certain powers of state banks; gave regulators the authority to limit officer and director compensation; and required holding companies to guarantee the capital compliance of their banks in certain instances. Among other things, FDICIA requires the federal banking agencies to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized,” as defined by regulations adopted by the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to the greater of 2 percent of total tangible assets or 65 percent of the minimum leverage ratio to be prescribed by regulation. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.
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
      At December 31, 2004, the Subsidiary Banks were “well capitalized” and were not subject to any of the foregoing restrictions. The Subsidiary Banks do not rely upon brokered deposits as a primary source of deposit funding.
The Subsidiary Banks

General
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

Dividend Limitations
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
      Federal law further provides that no insured depository institution may make any capital distribution, including a cash dividend if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments may be deemed to constitute an unsafe and unsound practice. Insured banks are prohibited from paying dividends on their capital stock while in default in the payment of any assessment due to the FDIC except in those cases where the amount of the assessment is in dispute and the insured bank has deposited satisfactory security for the payment thereof.

Laws & Regulations
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
      The USA Patriot Act, which is designed to address potential terrorist threats, requires the Company to establish an anti-money laundering program, including customer identification programs and establish due diligence requirements with respect to its private banking operations. The Bank Secrecy Act requires the filing of currency transaction reports and suspicious activity reports with appropriate governmental authorities identifying possible criminal activity conducted through depository institutions.
      If the Company fails to comply with these or other applicable laws and regulations, it may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and in certain circumstances criminal penalties.
STATISTICAL DISCLOSURE

Page(s)

Loan Portfolio	15
Selected Loan Maturity and Interest Rate Sensitivity	16
Managed Loan Portfolio	16
Investment Securities Held to Maturity and Available for Sale	18
Investment Securities Held to Maturity and Available for Sale Maturity Schedule	19
Trading Account Assets and Liabilities	20
Maturities of Time Deposits	21
Short-Term Borrowings	22
Contractual Obligations	23
Commitments	24
Net Interest Income Sensitivity	24 and 25
Return on Equity and Assets	26
Capital Ratios	27
Consolidated Average Balance Sheets and Rate/ Volume Variances	32 and 33
Summary of Loan Loss Experience	35
Allocation of Allowance for Loan Losses	36
Nonperforming Assets	37
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
      The Company owns or leases buildings that are used in the normal course of business. The principal executive office is owned by the Company and is located at 15 South 20th Street, Birmingham, Alabama, in a 289,000 square-foot office building. The Company owns a 322,000 square-foot administrative headquarters facility located in Birmingham, Alabama. The Company owns or leases various other offices and facilities in Alabama, Arizona, Colorado, Florida, New Mexico and Texas.

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
      None
Executive Officers of the Registrant
      The names, ages and positions held by the executive officers of the Company on December 31, 2004 are set forth in the following table. All of the persons listed are officers of Compass Bank and, where specifically indicated, are also officers of Compass Bancshares, Inc.

			Elected to
			Officer
Name	Position	Age	Position

D. Paul Jones, Jr.	Chairman of the Board and Chief Executive Officer of Compass Bancshares, Inc.	62	1978
Garrett R. Hegel	Chief Financial Officer of Compass Bancshares, Inc.	54	1990
G. Ray Stone	Senior Executive Vice President and Chief Credit Policy Officer of Compass Bancshares, Inc.	61	1991
George M. Boltwood	Senior Executive Vice President — Corporate Banking	55	1996
James D. Barri	Executive Vice President — Retail Banking	60	1997
E. Lee Harris, Jr.	Executive Vice President — Human Resources	52	1994
William C. Helms	Executive Vice President — Wealth Management Group, Prior to joining Compass, President of Investment Group for Trustmark Bank from 2002 to 2003; Executive Vice President of LJH Global Investments from 2001 to 2002; and Co-President of Private Banking for Bank of America from 1999 to 2001	53	2003
Clayton D. Pledger	Executive Vice President — Chief Information Officer	60	1998
Jerry W. Powell	General Counsel and Secretary of Compass Bancshares, Inc.	55	1981
      All of the above named Executive Officers, except William C. Helms, have been employed by the Company in their present position for more than five years.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
      The primary market for the Parent Company’s common stock is the National Association of Securities Dealers, Inc. Automated Quotation National Market System (the “NASDAQ”). The Parent Company’s common stock is quoted under the symbol of “CBSS.” The following table sets forth the high and low sales prices and the end-of-quarter closing price of the common stock of the Parent Company as reported through the NASDAQ and the per-share dividends paid thereon during the periods indicated.

	High	Low	Close	Dividend

2004:
First Quarter	$42.86	$37.77	$41.47	$0.3125
Second Quarter	43.25	38.20	43.00	0.3125
Third Quarter	46.25	42.50	43.82	0.3125
Fourth Quarter	48.67	43.79	48.67	0.3125
2003:
First Quarter	$32.18	$29.99	$31.27	$0.2800
Second Quarter	37.37	31.72	34.73	0.2800
Third Quarter	36.24	33.19	34.70	0.2800
Fourth Quarter	39.59	35.32	39.35	0.2800
Dividends
      The payment of dividends on the Parent Company’s common stock is subject to determination and declaration by the Board of Directors of the Parent Company. In making the determination whether to and in what amount to declare dividends, the Parent Company’s Board of Directors considers a number of factors, including general economic conditions, regulatory limitations on the payment of dividends, the Company’s capital requirements, the results of operations and financial condition of the Company and tax considerations. There is no assurance that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue.
Holders
      As of January 31, 2005, there were approximately 5,200 stockholders of record of the Parent Company’s common stock.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased
	Shares Purchased(1)	Paid Per Share	Announced Programs(2)	Under the Programs(2)

October 1, 2004 — October 31, 2004	635	$45.96	—	4,338,600
November 1, 2004 — November 30, 2004	721	46.20	—	4,338,600
December 1, 2004 — December 31, 2004	493	47.85	—	4,338,600

Total	1,849	$46.56	—

(1)	This column includes (a) the number of shares purchased under the Company’s publicly announced share repurchase programs described in (2) below and (b) the number of shares surrendered to the Company by plan participants to satisfy the exercise price related to the exercise of employee stock options during the period indicated.

(2)	On January 16, 2003, the Company announced that its Board of Directors had authorized management to purchase 6.3 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date. Additionally, on August 16, 2003, the Company announced that its Board of Directors had authorized management to purchase an additional 4.1 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date.

ITEM 6 —	SELECTED FINANCIAL DATA
      The following table sets forth selected financial data for the last five years.

	2004	2003	2002	2001	2000

	(In Thousands, Except Per Share Data)
Net interest income	$911,828	$909,530	$924,855	$825,859	$718,512
Provision for loan losses	105,658	119,681	136,331	106,241	65,578
Net income	369,784	341,868	314,399	270,397	241,623
Per share data:
Basic earnings	$3.02	$2.74	$2.46	$2.13	$1.91
Diluted earnings	2.95	2.69	2.42	2.11	1.90
Cash dividends declared	1.25	1.12	1.00	0.92	0.88
Balance sheet:
Average total equity	$1,952,359	$1,937,330	$1,893,637	$1,656,544	$1,353,387
Average assets	27,661,075	25,142,719	23,354,327	21,992,587	19,800,819
Period-end FHLB and other borrowings	4,140,972	4,827,814	4,900,132	3,837,450	2,585,185
Period-end total equity	2,045,253	1,871,883	1,931,502	1,715,641	1,510,004
Period-end assets	28,184,628	26,963,113	23,925,589	23,015,000	20,877,160

      The following is a summary of the results of operations for each quarter of 2004 and 2003.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In Thousands, Except Per Share Data)
2004
Total interest income	$310,679	$313,008	$316,409	$333,430
Total interest expense	87,818	86,269	89,878	97,733
Net interest income	222,861	226,739	226,531	235,697
Provision for loan losses	24,345	28,178	25,617	27,518
Net interest income after provision for loan losses	198,516	198,561	200,914	208,179
Total noninterest income	141,911	150,019	172,314	153,346
Total noninterest expense	210,147	211,181	232,501	214,649
Income tax expense	44,033	45,654	47,125	48,686
Net income	86,247	91,745	93,602	98,190
Per common share:
Basic earnings	0.71	0.75	0.76	0.80
Diluted earnings	0.69	0.73	0.75	0.78
2003
Total interest income	$326,246	$317,674	$316,866	$316,501
Total interest expense	99,001	94,345	86,608	87,803
Net interest income	227,245	223,329	230,258	228,698
Provision for loan losses	29,779	27,909	30,354	31,639
Net interest income after provision for loan losses	197,466	195,420	199,904	197,059
Total noninterest income	123,107	131,973	134,012	137,092
Total noninterest expense	196,133	195,497	202,680	203,573
Income tax expense	42,355	44,848	44,679	44,400
Net income	82,085	87,048	86,557	86,178
Per common share:
Basic earnings	0.65	0.69	0.70	0.70
Diluted earnings	0.64	0.68	0.68	0.69

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Forward-Looking Statements
      This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties that could cause actual conditions, events or results to differ materially from those stated or implied by such forward-looking statements.
      A variety of factors may affect the operations, performance, business strategy and results of the Company including, but not limited to: financial market volatility including the level of interest rates and effects of such interest rates on derivative contracts; the strength of the US economy in general and the strength of the local economies in which Compass operates may be different than expected resulting in deteriorating credit quality, a reduced demand for credit or a weakened ability to generate deposits; the impact of changes in financial services’ laws and regulations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; technological changes; unfavorable judicial or regulatory proceedings or rulings; the impact of changes in accounting principles and practices; actions and initiatives by current and potential competitors; the ability to retain key personnel; the failure of assumptions underlying the establishment of reserves for loan losses; and significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses.
      If the Company’s assumptions and estimates are incorrect, or if the Company or the Subsidiary Banks become subject to significant limitations as the result of litigation or regulatory action, then the Company’s actual results could vary materially from the forward-looking statements made herein. Investors are cautioned not to place undue reliance on any forward-looking statements and to read this Annual Report on Form 10-K in conjunction with the Company’s other filings with the Securities and Exchange Commission, which are available on the Commission’s website, http://www.sec.gov, as well as on the Company’s website, http://ir.shareholder.com/cbss/sec.cfm. The Company disclaims any obligation to update any such forward-looking statements.
Critical Accounting Policies
      The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles in the United States and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) the assessment of hedge effectiveness of derivatives and other hedging instruments, (3) the transfer of financial assets and the determination of when special purpose vehicles should be included in the Consolidated Balance Sheets and Consolidated Statements of Income, (4) income taxes and (5) goodwill impairment. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.
      Allowance for Loan Losses: Management’s evaluation process to determine the adequacy of the allowance for loan losses combines four factors which involve the use of estimates, assumptions and judgments: historical loss experience derived from analytical models, current trends, economic conditions and reasonably foreseeable events. Since current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change and these estimates may not reflect actual losses. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements. For further discussion of the allowance for loan losses, see Provisions for Loan Losses, Net Charge-Offs and Allowance for Loan Losses in the Management Discussion and Analysis section of this report.
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
      Consolidation: The Company utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. Because these financing arrangements are made with separate legal entities, they are not consolidated in the Company’s Consolidated Balance Sheets. The Company evaluates whether these entities should be consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the entity is a Qualifying Special Purpose Entity (“QSPE”) as defined in Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For nonconsolidation, SFAS No. 140 requires the financing entity to be legally isolated, bankruptcy remote and beyond the control of the seller. Management believes these financing entities which qualify as QSPEs fulfill the nonconsolidation requirements specified in SFAS No. 140.
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
Net Income and Earnings Per Share
      In 2004, the Company reported record net income of $369.8 million, an eight percent increase over net income of $341.9 million in 2003, which represented a nine percent increase from 2002 levels. Basic earnings per share for 2004 were $3.02, also a record, compared with $2.74 per share in 2003 and $2.46 per share in 2002, representing a 10 percent increase in 2004 and an 11 percent increase in 2003. Diluted earnings per share increased to $2.95 in 2004, a 10 percent increase from $2.69 per share in 2003. Diluted earnings per share in 2003 increased 11 percent over 2002 levels. Pretax income for 2004 increased $37.1 million, or seven percent, over 2003 levels while income tax expense increased five percent over the same period. The effective tax rate was 33.4 percent for 2004 and 34.0 percent for 2003.
Earning Assets
      Average earning assets in 2004 increased 11 percent over 2003 levels due principally to a 21 percent increase in investment securities, including both held to maturity and available for sale, and a 7 percent increase in total loans. The average earning asset mix in 2004 changed slightly from 2003 with loans comprising 71 percent and 73 percent of earning assets for 2004 and 2003, respectively, while total investment securities accounted for the remaining 29 percent and 27 percent for 2004 and 2003, respectively. The mix of earning assets is monitored on a continuous basis in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.

Loans
      Total loans outstanding at year-end 2004 increased nine percent over previous year-end levels. Real estate construction loans increased 22 percent, equity lines of credit increased 25 percent, consumer installment indirect loans increased 18 percent and consumer installment direct loans increased 11 percent. The increase in real estate construction loans and equity lines of credit is due to a favorable interest rate environment, which resulted in strong demand. The increases in consumer installment indirect loans, which are primarily automobile loans, and consumer installment direct loans are a result of favorable interest rates and targeted growth in these markets. Residential real estate mortgage loans decreased five percent compared to 2003 levels. The decrease in residential real estate mortgage loans reflects a securitization in the amount of $589 million in 2004. On a managed loan basis, which includes loans that have been securitized, residential real estate mortgage loans increased seven percent over prior year levels. For additional information, see Note 4, Managed Loans, in the Notes to Consolidated Financial Statements.
      Total loans outstanding at December 31, 2003 increased five percent over 2002 year-end levels. Commercial real estate mortgage loans increased 22 percent, equity lines of credit increased 15 percent and consumer installment indirect loans increased 23 percent. The increase in commercial real estate mortgage loans and equity lines of credit was due to favorable interest rates and targeted growth. Equity loans decreased 21 percent compared to 2002 levels and residential real estate mortgage loans decreased 2 percent compared to 2002 levels. The decrease in equity loans and residential real estate mortgages reflect securitizations in the amount of $750 million and $373 million, respectively, in 2003. Excluding the effect of the securitizations, equity loans increased 17 percent and residential real estate mortgage loans decreased 3 percent over 2002 year-end levels. For additional information regarding the Company’s loan portfolio, see Note 3, Loans and Allowance for Loan Losses, in the Notes to Consolidated Financial Statements.
      The Loan Portfolio table presents the classifications of loans by major category at December 31, 2004, and for each of the preceding four years. The table on the following page presents maturities of certain loan classifications at December 31, 2004, and an analysis of the rate structure for such loans with maturities greater than one year.
Loan Portfolio

	December 31

	2004		2003		2002		2001		2000

		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,750,063	19.9%	$3,576,115	20.6%	$3,693,454	22.4%	$3,697,639	27.0%	$3,645,699	29.7%
Real estate — construction	3,027,228	16.1	2,481,281	14.3	2,531,580	15.4	2,312,591	16.9	2,291,580	18.7
Commercial real estate — mortgage	3,943,163	20.9	3,933,773	22.6	3,214,712	19.5	2,417,195	17.6	2,140,270	17.5

Total commercial loans	10,720,454	56.9	9,991,169	57.5	9,439,746	57.3	8,427,425	61.5	8,077,549	65.9
Consumer loans:
Residential real estate — mortgage	1,566,370	8.3	1,653,805	9.6	1,685,176	10.2	1,281,090	9.4	1,137,456	9.3
Equity lines of credit	1,401,604	7.4	1,122,725	6.5	978,920	5.9	478,424	3.5	319,107	2.6
Equity loans	1,069,614	5.7	1,046,881	6.0	1,322,092	8.0	1,072,437	7.8	797,825	6.5
Credit card	505,090	2.7	485,487	2.8	462,252	2.8	426,644	3.1	417,002	3.4
Consumer installment — direct	484,657	2.5	435,326	2.5	455,976	2.8	515,093	3.7	475,795	3.9
Consumer installment — indirect	3,109,133	16.5	2,630,409	15.1	2,137,158	13.0	1,506,173	11.0	1,034,020	8.4

Total consumer loans	8,136,468	43.1	7,374,633	42.5	7,041,574	42.7	5,279,861	38.5	4,181,205	34.1

	18,856,922	100%	17,365,802	100%	16,481,320	100%	13,707,286	100%	12,258,754	100%

Less: Allowance for loan losses	258,339		244,882		232,830		191,393		167,288

Net loans	$18,598,583		$17,120,920		$16,248,490		$13,515,893		$12,091,466

Selected Loan Maturity and Interest Rate Sensitivity

					Rate Structure For Loans
	Maturity				Maturing Over One Year

	One	Over One Year	Over		Fixed	Floating or
	Year or	Through Five	Five		Interest	Adjustable
	Less	Years	Years	Total	Rate	Rate

	(In Thousands)
Commercial, financial and agricultural	$1,899,352	$1,390,557	$460,154	$3,750,063	$395,874	$1,454,837
Real estate construction	1,685,839	1,193,778	147,611	3,027,228	127,448	1,213,941

	$3,585,191	$2,584,335	$607,765	$6,777,291	$523,322	$2,668,778

      Managed loans include loans recorded on the balance sheet and loans that have been securitized and sold or retained as investment securities, in either the held to maturity or available for sale portfolios. A detailed discussion of securitization transactions utilized by the Company is included in Note 4, Managed Loans, in the Notes to Consolidated Financial Statements.
      At December 31, 2004, managed loans totaled $20.4 billion, compared to $18.9 billion at December 31, 2003 and $17.6 billion at December 31, 2002. The growth and change in mix of the Company’s managed loan portfolio is consistent with the discussion of loans recorded on the balance sheet.
Managed Loan Portfolio

	December 31

	2004		2003		2002

		Percent		Percent		Percent
		of Total		of Total		of Total
		Managed		Managed		Managed
	Amount	Loans	Amount	Loans	Amount	Loans

	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,890,866	19.0%	$3,728,172	19.7%	$3,824,800	21.7%
Real estate — construction	3,027,228	14.8	2,481,281	13.2	2,531,580	14.5
Commercial real estate — mortgage	3,943,163	19.3	3,933,773	20.8	3,214,712	18.3

Total commercial loans	10,861,257	53.1	10,143,226	53.7	9,571,092	54.5
Consumer loans:
Residential real estate — mortgage	2,688,768	13.1	2,514,169	13.3	2,604,591	14.8
Equity lines of credit	1,401,604	6.9	1,122,725	5.9	978,920	5.6
Equity loans	1,391,668	6.8	1,546,894	8.2	1,322,092	7.5
Credit card	505,090	2.5	485,487	2.6	462,252	2.6
Consumer installment — direct	484,657	2.4	435,326	2.3	455,976	2.6
Consumer installment — indirect	3,109,133	15.2	2,630,409	14.0	2,166,687	12.4

Total consumer loans	9,580,920	46.9	8,735,010	46.3	7,990,518	45.5

Total managed loans	$20,442,177	100.0%	$18,878,236	100.0%	$17,561,610	100.0%

Investment Securities
      The composition of the Company’s investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate sensitivity position while at the same time producing adequate levels of interest income. The Company’s investment securities are classified into one of three categories based upon management’s intent to hold the investment securities: (i) trading account assets and liabilities, (ii) investment securities held to maturity or (iii) investment securities available for sale. Investment securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Investment securities designated to be held to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, with such amortization and accretion being determined by the interest method. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Management of the maturity of the portfolio is necessary to provide liquidity and control interest rate risk. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain or loss on the portfolio of investment securities available for sale are reflected as adjustments to the carrying value of the portfolio and as an adjustment net of tax to accumulated other comprehensive income.
      Fair values of trading account assets and liabilities, investment securities held to maturity and investment securities available for sale are based primarily on quoted or other independent market prices. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics or discounted cash flows. Fair values for trading account derivatives are estimated using pricing models.
      Interest earned on investment securities held to maturity, investment securities available for sale and trading account assets and liabilities is included in interest income in the Consolidated Statements of Income. Net gains and losses on the sale of investment securities available for sale, computed principally on the specific identification method, are shown separately in noninterest income in the Consolidated Statements of Income.
      For additional financial information regarding the Company’s investment securities, see Note 2, Investment Securities Held to Maturity and Investment Securities Available for Sale, in the Notes to Consolidated Financial Statements.
      Maturities of investment securities held to maturity in 2004, 2003 and 2002 were $736 million, $707 million and $428 million, respectively. In 2004, sales and maturities of investment securities available for sale were $814 million and $847 million, respectively, while sales and maturities of investment securities available for sale were $268 million and $2.2 billion, respectively, in 2003. In 2002, sales and maturities of investment securities available for sale were $582 million and $2.1 billion, respectively. Net gains realized on the sale of investment securities available for sale were $27.3 million for the year ended December 31, 2004. Net losses realized on the sale of investment securities available for sale were $43,000 in 2003 and net gains realized on the sale of investment securities available for sale were $4 million in 2002. Gross unrealized gains in the Company’s investment securities held to maturity portfolio at year-end 2004 totaled $21 million and gross unrealized losses totaled $20 million. At December 31, 2004, gross unrealized gains and losses in the investment securities available for sale portfolio were $16 million and $28 million, respectively, and recognized through other comprehensive income. For an analysis of unrealized gains and losses recognized in other comprehensive income, see Note 21, Comprehensive Income, in the Notes to Consolidated Financial Statements.

      Total average investment securities, including both held to maturity and available for sale, increased 21 percent in 2004 after remaining stable in 2003. The increase in 2004 was primarily due to the purchase of investment securities available for sale of $1.7 billion in 2004 and $4.2 throughout 2003, partially offset by proceeds from sales and maturities of available for sale securities of $1.7 billion in 2004 and $2.5 billion in 2003. Additionally during 2003, the Company transferred approximately $2.8 billion of investment securities available for sale to investment securities held to maturity. At the end of 2004, total investment securities, including both held to maturity and available for sale, decreased $146 million from the end of 2003, primarily due to a balance sheet repositioning in the third quarter of 2004 in which the Company prepaid approximately $900 million of FHLB advances and sold approximately $500 million investment securities available for sale. The following table reflects the carrying amount of the investment securities portfolio at the end of each of the last three years.
Investment Securities Held to Maturity and Available for Sale

	December 31

	2004	2003	2002

	(In Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$60,860	$72,696	$87
Mortgage-backed pass-through securities	1,125,080	1,362,745	163,748
Collateralized mortgage obligations:
Agency	455,191	466,956	9,662
Non-agency	712,096	416,669	257,557
Asset-backed securities	320,058	510,892	—
States and political subdivisions	93,714	105,886	43,791
Other	100	500	600

	2,767,099	2,936,344	475,445

Investment securities available for sale:
U.S. Treasury	38,886	40,650	43,374
U.S. Government agencies and corporations	666	792	80,890
Mortgage-backed pass-through securities	499,525	796,688	1,593,399
Collateralized mortgage obligations:
Agency	3,530,987	2,972,164	1,254,899
Non-agency	2,189	94,919	1,176,942
Asset-backed securities and corporate bonds	1,039	3,638	50,181
States and political subdivisions	11,943	11,007	93,444
Other	325,379	399,292	327,597

	4,410,614	4,319,150	4,620,726
Net unrealized gain (loss)	(12,430)	56,058	162,970

	4,398,184	4,375,208	4,783,696

Total	$7,165,283	$7,311,552	$5,259,141

      The maturities and weighted average yields of the investment securities held to maturity and investment securities available for sale portfolios at the end of 2004 are presented in the table on the following page using average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the amortized cost rather than the net carrying value (fair value) of these securities. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.

Investment Securities Held to Maturity and Available for Sale Maturity Schedule

	Maturing

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(In Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$—	—%	$60,828	6.29%	$32	3.07%	$—	—%
Mortgage-backed pass-through securities	881	6.94	761,002	4.70	356,441	4.32	6,756	6.31
Collateralized mortgage obligations	758	5.17	1,154,391	4.59	12,138	5.70	—	—
Asset-backed securities	—	—	320,058	4.99	—	—	—	—
States and political subdivisions	7,402	9.29	23,142	8.30	10,565	7.92	52,605	7.32
Other	100	6.58	—	—	—	—	—	—

	9,141	8.69	2,319,421	4.76	379,176	4.47	59,361	7.20

Investment securities available for sale — amortized cost:
U.S. Treasury	—	—	38,886	3.49	—	—	—	—
U.S. Government agencies and corporations	500	4.73	—	—	29	3.19	137	2.25
Mortgage-backed pass-through securities	2,476	6.44	457,758	4.51	36,135	5.19	3,156	5.10
Collateralized mortgage obligations	63,941	4.28	3,306,040	3.86	163,195	4.43	—	—
Asset-backed securities	—	—	1,039	5.90	—	—	—	—
States and political subdivisions	2,000	7.14	3,647	7.24	119	7.23	6,177	8.97
Other	259,365	3.36	36,674	10.19	—	—	29,340	8.89

	328,282	3.59	3,844,044	4.00	199,478	4.57	38,810	8.57

Total	$337,423	3.72	$6,163,465	4.29	$578,654	4.50	$98,171	7.74

      While the weighted average stated maturities of total mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are 16.4 years and 16.1 years, respectively, the corresponding weighted average expected lives assumed in the above table are 4.4 years and 3.0 years, respectively. During a period of rising rates, prepayment speeds generally slow on MBS and CMOs with a resulting extension in average life, and vice versa during declining rates. At December 31, 2004, given a 100 basis point immediate and permanent parallel increase in rates, the expected average lives for MBS and CMOs would be 5.1 years and 3.5 years, respectively. Similarly, given a 100 basis point immediate and permanent parallel decrease in rates, the expected average lives for MBS and CMOs would be 2.8 and 1.4 years, respectively.
      The weighted average market prices as a percentage of par value for MBS and CMOs at December 31, 2004, were 100.3 and 99.9 percent, respectively. The market prices for MBS and CMOs generally decline in a rising rate environment due to the resulting increase in average life, the below market yield on fixed rate securities and the impact of annual and life rate caps on adjustable-rate securities. The opposite is generally true during a period of declining rates. At December 31, 2004, fixed-rate MBS and CMOs totaled $1.5 billion and $4.4 billion, respectively, with corresponding weighted average expected lives of 4.5 and 3.0 years. Adjustable-rate MBS and CMOs totaled $84 million and $334 million, respectively, with corresponding weighted average expected lives of 3.0 and 2.9 years. Substantially all adjustable-rate MBS and CMOs are subject to life rate caps, and MBS are also generally subject to a two percent annual cap. The weighted average life rate caps at December 31, 2004 were 10.9 and 11.3 percent for MBS and CMOs, respectively, and the corresponding weighted average coupon rates were 5.1 and 2.9 percent, respectively.
      At December 31, 2004, given a 100 basis point immediate and permanent parallel increase in rates, the estimated market prices for MBS and CMOs would be 96.7 and 97.0 percent, respectively, of their actual market price as of each date. Given a 100 basis point immediate and permanent parallel decrease in rates, the estimated market prices for MBS and CMOs would be 102.8 and 101.6 percent, respectively, of their actual market price as of each date. For additional information regarding the Company’s investment securities, see Note  2, Investment Securities Held to Maturity and Investment Securities Available for Sale, in the Notes to Consolidated Financial Statements.
Trading Account Assets and Liabilities
      Securities carried in the Company’s trading account portfolio are primarily held for sale to institutional customers for their investment portfolios and generally are sold within 30 days of purchase. Interest rate floors, caps and swaps are sold to customers as protection against interest rate fluctuation. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk of default by its corporate customers through credit limit approval and monitoring procedures. Both the derivative contracts entered into with the Company’s customers and the offsetting derivative positions are recorded at their estimated fair value. Market value changes on these derivative instruments are recognized in noninterest income in the period of change. The volume of activity is directly related to general market conditions and reactions to the changes in the interest rate environment. The average balance in the trading account assets portfolio decreased 21 percent from $73 million for the year ended December 31, 2003 to $58 million for the year ended December 31, 2004. The average balance in the trading account assets portfolio increased $47 million to $73 million for the year ending December 31, 2003. The average balance in the trading account liabilities portfolio decreased 34 percent to $30 million for the year ended December 31, 2004 from $45 million for the year ended December 31, 2003. The average balance in the trading account liabilities portfolio increased $41 million to $45 million for the year ending December 31, 2003. See Note 10, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for a summary of interest rate contracts held in the trading account at December 31, 2004 and 2003.
      The following table details the composition of the Company’s trading account assets and liabilities at December 31, 2004 and 2003.
Trading Account Assets and Liabilities

	December 31

	2004	2003

	(In Thousands)
Trading account assets:
U.S. Treasury and Government agencies	$6,651	$2,816
States and political subdivisions	2,834	1,881
Mortgage-backed pass-through securities	8,060	3,039
Collateralized mortgage obligations	4,180	864
Interest rate floors, caps and swaps	38,431	50,424

Total trading account assets	$60,156	$59,024

Trading account liabilities:
Short sales	$2,956	$572
Interest rate floors, caps and swaps	19,931	31,426

Total trading account liabilities	$22,887	$31,998

      Trading account liabilities related to interest rate floors, caps and swaps are classified as other liabilities and the short-sale transactions are classified as short-term borrowings in the Company’s Consolidated Balance Sheets. These short-sale transactions could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable until the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to United States

Government securities for which there is an active, liquid market. The Company does not expect the amount of losses, if any, on such transactions to be material because the short-sale transactions are used as a hedge against offsetting long positions in the trading account.
Deposits and Borrowed Funds
      Average deposits totaled $16 billion at December 31, 2004, a nine percent increase over prior year levels. The increase in deposits was primarily attributable to a 19 percent increase in noninterest bearing demand deposits, a 13 percent increase in time deposits and a 2 percent increase in interest bearing transaction accounts. As part of its overall funding strategy, the Company focuses on the mix of deposits and, in particular, maintaining an appropriate level of transaction accounts as a percentage of total deposits. During 2004, average transaction accounts made up 77 percent of total deposits. Average interest bearing deposits made up 56 percent of total average interest bearing liabilities in 2004, down from 58 percent in 2003 and 60 percent in 2002.
      The following table summarizes the maturities of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2004.
Maturities of Time Deposits

	Certificates	Other Time
	of Deposit	Deposits
	Over	Over
	$100,000	$100,000	Total

	(In Thousands)
Three months or less	$1,029,523	$131,785	$1,161,308
Over three through six months	219,958	—	219,958
Over six through twelve months	319,874	—	319,874
Over twelve months	631,995	—	631,995

	$2,201,350	$131,785	$2,333,135

      While the Company continues to emphasize funding earning asset growth through internal deposit generation, average earning asset growth has exceeded deposit growth. As a result, the Company has relied more on borrowed funds as a supplemental source of funding. Borrowed funds consist of Federal Home Loan Bank (“FHLB”) advances, subordinated debentures, other borrowings and short-term borrowings, primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Average borrowed funds increased $1.2 billion and $828 million in 2004 and 2003, respectively. Included in other short-term borrowings are trading account short sales and the commercial paper of the Company. For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 8, FHLB and Other Borrowings, and Note 9, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements. For additional information about deposits, see Note 6, Deposits, in the Notes to Consolidated Financial Statements.

      The following table presents the distribution of the Company’s short-term borrowed funds and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year-end for the last three years. For additional information regarding the Company’s short-term borrowings, see Note 7, Short-Term Borrowings, in the Notes to Consolidated Financial Statements.
Short-Term Borrowings

	Year Ended December 31

	Maximum				Average
	Outstanding		Average		Interest
	At Any	Average	Interest	Ending	Rate At
	Month End	Balance	Rate	Balance	Year-End

	(In Thousands)
2004
Federal funds purchased	$4,374,545	$3,906,691	1.38%	$4,218,045	2.17%
Securities sold under agreements to repurchase	425,246	371,444	1.06	313,959	1.73
Short sales	4,324	2,058	2.96	2,956	2.99
Commercial paper	97,498	77,625	0.75	97,498	1.25
Other short-term borrowings	143,603	35,898	1.75	75,317	1.74

	$5,045,216	$4,393,716		$4,707,775

2003
Federal funds purchased	$3,715,593	$2,476,686	1.06%	$3,715,593	0.89%
Securities sold under agreements to repurchase	457,078	441,896	0.85	403,031	0.71
Short sales	5,583	2,419	2.51	572	3.35
Commercial paper	73,512	80,057	0.63	73,512	0.50
Other short-term borrowings	189,453	31,074	1.45	189,453	0.70

	$4,441,219	$3,032,132		$4,382,161

2002
Federal funds purchased	$2,923,865	$1,842,137	1.68%	$895,685	1.01%
Securities sold under agreements to repurchase	567,180	458,465	1.40	447,515	0.94
Short sales	5,369	3,647	1.40	2,461	0.04
Commercial paper	76,928	68,980	1.18	76,928	0.76
Other short-term borrowings	452,754	79,410	2.12	211,550	0.92

	$4,026,096	$2,452,639		$1,634,139

Liquidity Management
      Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At

December 31, 2004, the Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $129 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.
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
      The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities held to maturity and available for sale and, to a lesser extent, sales of investment securities available for sale and trading account assets. Other short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest bearing deposits with other banks, are additional sources of liquidity funding.
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
      During 2004, the Company funded the $2.5 billion of growth in average interest earning assets through increases in federal funds purchased, noninterest bearing deposits and interest bearing deposits. Average federal funds purchased increased $1.4 billion, average noninterest bearing deposits increased $814 million and average interest bearing deposits increased $607 million. For additional information about possible liquidity uses, see Note 11, Commitments, Contingencies and Guarantees, in the Notes to Consolidated Financial Statements.
      The following tables present information about the Company’s contractual obligations and commitments at December 31, 2004.
Contractual Obligations

	Payments Due by Period

		Less than			More than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years

	(In Thousands)
FHLB and other borrowings*	$4,140,972	$300,170	$700,388	$1,614,297	$1,526,117
Capital lease obligations	—	—	—	—	—
Operating leases	152,506	20,183	35,712	26,204	70,407
Unconditional purchase obligations	—	—	—	—	—
Certificates of deposit	3,941,188	2,410,131	1,009,506	411,894	109,657
Other time deposits	131,785	131,785	—	—	—
Other long-term obligations	—	—	—	—	—

	$8,366,451	$2,862,269	$1,745,606	$2,052,395	$1,706,181

*	Refer to Note 8, FHLB and Other Borrowings, and Note 9, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements for additional information about these obligations, including certain redemption features.

Commitments

	Payments Due by Period

		Less than			More than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years

	(In Thousands)
Lines of credit	$11,265,440	$8,096,866	$525,108	$272,833	$2,370,633
Standby and commercial letters of credit	716,195	76,379	248,112	287,581	104,123
Other contingent liabilities and commitments	—	—	—	—	—

	$11,981,635	$8,173,245	$773,220	$560,414	$2,474,756

Interest Rate Sensitivity Management
      The Company’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. The Company manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee (“ALCO”). The ALCO meets periodically and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.
      Management utilizes an interest rate simulation model to estimate the sensitivity of the Company’s net interest income to changes in interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.
      The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 2004 is shown in the following table along with comparable prior year information. Such analysis assumes, consistently for both years, an immediate and sustained parallel shift in interest rates, a static balance sheet and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario.
Net Interest Income Sensitivity

		Percentage Increase (Decrease)
		in Interest Income/Expense
	Principal	Given Immediate and Sustained
	Amount of	Parallel Interest Rate Shifts
	Earning
	Assets, Interest	Up 100	Down 50	Down 100
	Bearing Liabilities	Basis Points	Basis Points	Basis Points

	(In Thousands)
December 31, 2004:
Assets which reprice in:
One year or less	$12,480,418	14.42%	(7.06)%	(13.58)%
Over one year	13,610,460	3.50	(2.13)	(5.36)

	$26,090,878	8.89	(4.49)	(9.41)

Liabilities which reprice in:
One year or less	$16,491,092	43.31%	(20.20)%	(40.45)%
Over one year	3,920,666	3.15	(1.25)	(2.51)

	$20,411,758	27.57	(12.78)	(25.58)

Total net interest income sensitivity		(0.25)%	(0.55)%	(1.50)%

		Percentage Increase (Decrease)
		in Interest Income/Expense
	Principal	Given Immediate and Sustained
	Amount of	Parallel Interest Rate Shifts
	Earning
	Assets, Interest	Up 100	Down 50	Down 100
	Bearing Liabilities	Basis Points	Basis Points	Basis Points

	(In Thousands)
December 31, 2003:
Assets which reprice in:
One year or less	$11,538,030	14.73%	(5.88)%
Over one year	13,276,513	4.55	(2.72)

	$24,814,543	8.92	(4.07)

Liabilities which reprice in:
One year or less	$16,252,098	76.28%	(30.31)%
Over one year	4,018,547	1.58	(0.76)

	$20,270,645	34.68	(13.85)

Total net interest income sensitivity		(1.51)%	(0.11)%
      As shown in the previous table, the Company’s balance sheet became less sensitive to rising rates from December 31, 2003 to December 31, 2004. On the asset side, an increase in the proportion of variable rate loans decreased sensitivity to rising rates. On the liability side, the decrease in sensitivity to rising rates is due to an increase in non-interest bearing transaction accounts and a modest change in non-term repricing assumptions. Also contributing to the change is a lower notional amount of derivatives. In addition, all of these changes contributed to an increase in the loss in the down 50 basis point scenario.
      Given the interest rate environment at both December 31, 2004 and 2003, the calculations in the preceding table are based upon an immediate and sustained decrease of 50 basis points and an immediate and sustained increase of 100 basis points. Additionally, the table discloses interest rates at December 31, 2004 assuming an immediate and sustained decrease of 100 basis points. An immediate and sustained interest rate decrease of 100 basis points at December 31, 2003 was not presented as many of the liabilities would have repriced to an interest rate of zero.
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
Capital Resources
      Shareholders’ equity increased by $173 million during 2004 following a $60 million decrease during 2003. The increase in 2004 was the result of increases in retained earnings, due to increased earnings, offset partially by a decrease in accumulated other comprehensive loss.
      Dividends of $154 million were declared on the Company’s common stock in 2004, as compared to the $140 million declared in 2003. The annual dividend rate in 2004 was $1.25 per common share, a 12 percent increase over 2003. The dividend payout ratio was 42 percent for both 2004 and 2003, and 41 percent for 2002. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. Subsequent to year-end, the Company’s Board of Directors approved a 12 percent increase in the quarterly dividend rate, raising the annual dividend rate to an indicated $1.40 per common share for 2005. This marked the 24th consecutive year the Company has increased its dividend rate paid to shareholders.
      A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The Company’s five-year compound growth rate in shareholders’ equity of 10 percent was achieved primarily through retained earnings.
      In January and August of 2003, the Company announced that its Board of Directors authorized share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, respectively, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through December 31, 2004, 6.1 million shares had been repurchased under the January 2003 program at a cost of $229 million. Approximately 792,000 of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At December 31, 2004, approximately 4.3 million shares remained available for repurchase under the programs. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors.
      The ratio of average common shareholders’ equity as a percentage of total average assets is one measure used to determine capital strength. Overall, the Company’s capital position remains strong as the ratio of average common shareholders’ equity to average assets for 2004 was 7.06 percent compared to 7.71 percent in 2003 and 8.11 percent in 2002. In order to maintain this ratio at appropriate levels with continued growth in total average assets, a corresponding level of capital growth must be achieved. The following table summarizes these and other key ratios for the Company for each of the last three years.
Return on Equity and Assets

	December 31

	2004	2003	2002

Return on average assets	1.34%	1.36%	1.35%
Return on average equity	18.94	17.65	16.60
Dividend payout ratio	42.37	41.64	40.68
Average common shareholders’ equity to average assets ratio	7.06	7.71	8.11
      In addition to the capital ratios mentioned above, banking industry regulators have defined minimum regulatory capital ratios that the Parent Company and the Subsidiary Banks are required to maintain. These risk-based capital guidelines take into consideration risk factors, as defined by the banking industry regulators, associated with various categories of assets, both on and off balance sheet. Under the guidelines, capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I Capital is defined as common shareholders’ equity, excluding the net unrealized holding gain (loss) on available for sale securities (except for net unrealized losses on marketable equity securities), plus perpetual preferred stock and certain debentures issued by the Parent Company, minus goodwill and other disallowed intangible assets. Other disallowed intangibles represent intangible assets, other than goodwill, recorded after February 19, 1992. Total Qualifying Capital is defined as Tier I Capital plus Tier II Capital components, which include such items as qualifying allowance for loan losses and qualifying subordinated debt.
      At December 31, 2004, the Company’s Tier I Capital and Total Qualifying Capital totaled $2.1 billion and $2.6 billion, respectively. The percentage ratios, as calculated under the guidelines, were 9.09 percent and 11.12 percent for Tier I and Total Qualifying Capital, respectively, at year-end 2004. These ratios are well above the minimum requirements of four percent for Tier I Capital and eight percent for Total Qualifying Capital. Tier I Capital increased by $196 million, or 10 percent, in 2004 primarily as a result of the increase in retained earnings.

      Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted average quarterly assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available for sale securities (except for net unrealized losses on marketable equity securities), period-end goodwill and other disallowed assets. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The Company’s leverage ratio was 7.51 percent at year-end 2004 and 7.25 percent at year-end 2003, while its tangible leverage ratio was 7.48 percent at year-end 2004 and 7.20 percent at year-end 2003.
      The following table shows the calculation of capital ratios for the Company for the last two years.
Capital Ratios

	December 31

	2004	2003

	(In Thousands)
Risk-based capital:
Tier I Capital	$2,088,501	$1,892,501
Tangible Tier I Capital	2,077,921	1,879,759
Total Qualifying Capital	2,555,415	2,397,884
Assets:
Net risk-adjusted assets	$22,981,908	$20,821,477
Adjusted quarterly average assets	27,797,386	26,117,962
Adjusted tangible quarterly average assets	27,786,806	26,105,220
Ratios:
Tier I Capital	9.09%	9.09%
Total Qualifying Capital	11.12	11.52
Leverage	7.51	7.25
Tangible leverage	7.48	7.20
      The regulatory capital ratios of the Subsidiary Banks currently exceed the minimum ratios of 5 percent leverage capital, 6 percent Tier I Capital and 10 percent Total Qualifying Capital required in 2004 for “well-capitalized” banks as defined by federal banking regulators. The Company continually monitors these ratios to ensure that the Subsidiary Banks exceed these guidelines. For further information regarding the regulatory capital ratios of the Parent Company and the Subsidiary Banks, see Note 12, Regulatory Matters and Dividends from Subsidiaries, in the Notes to Consolidated Financial Statements.
Off-Balance Sheet Activities

Sunbelt Funding Corporation
      In an effort to diversify its funding sources, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. Sunbelt was structured as a QSPE, as defined by SFAS No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account portfolio and financing its purchases through the issuance of P-1/F1 rated commercial paper. As of December 31, 2004, all assets sold to the conduit were performing and no significant gains or losses were recognized on the sales.
      At December 31, 2004, all securities held by Sunbelt were either AAA or Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. Approximately 100 percent of the securities held by Sunbelt at December 31, 2004 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.8 billion and $904 million at December 31, 2004 and 2003, respectively. The Company realized fee income of $6.0 million and $8.0 million for the years ended December 31, 2004 and 2003, respectively, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At December 31, 2004 and 2003, receivables from Sunbelt were $2 million and $3 million, respectively. There were no outstanding payables to Sunbelt at either December 31, 2004 or 2003. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets has occurred as of December 31, 2004.
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
      Net interest income for 2004 increased slightly from $913 million in 2003 to $915 million in 2004, following a $16 million decrease in 2003 from 2002 levels. Interest income in 2004 remained relatively stable, decreasing $4 million from the prior levels, a decrease of less than one percent. The stability of interest income was caused by a 56 basis point decrease in the yield on earning assets, offset by an increase of $2.5 billion in the volume of average earning assets. Interest expense decreased $6 million, or two percent, in 2004 due to a decrease of 21 basis points on the rate paid on interest bearing liabilities, partially offset by an increase of $1.8 billion in the volume of average interest bearing liabilities. In 2003, interest income decreased eight percent caused by a 96 basis point decrease in the yield on earning assets, partially offset by an increase of $1.7 billion in the volume of average earning assets. Interest expense decreased 20 percent in 2003 due to a 65 basis point decrease in the rate paid on interest bearing liabilities, partially offset by a $1.0 billion increase in the volume of average interest bearing liabilities. The schedule on pages 32 and 33 provides detail regarding interest income, interest expense and net interest income due to changes in volumes, rates and mix of interest bearing assets and liabilities.
      The 2004 yield on average earning assets decreased due to decreases in yields on all major earning asset categories, including a 66 basis point decrease in the yield on investment securities available for sale and a 58 basis point decrease in the yield on loans. The decrease in yields was primarily attributable to the low level of interest rates and the corresponding impact on investment opportunities. The increase in the volume of average earning assets was driven by a $1.3 billion increase in investment securities, including both held to maturity and available for sale, and a $1.2 billion increase in loans.
      Total interest expense decreased two percent in 2004 due to a decrease of 21 basis points on the rate paid on interest bearing liabilities, partially offset by a $1.8 billion increase in the volume of average interest bearing liabilities. Interest expense on interest bearing deposits decreased $12 million due to a 19 basis point decrease in the rate, partially offset by an increase of $607 million in the average volume. For borrowed funds, which represent interest bearing liabilities that are not classified as deposits, a $22 million decrease in interest expense on FHLB and other borrowings was the result of a 34 basis point decrease in the rate paid combined with a 4 percent decrease in the average balance. Conversely, a $27 million increase in interest expense on federal funds purchased was the result of a $1.4 billion increase in the average balance combined with a 32 basis point increase on the rate paid.
      The 2003 yield on average earning assets decreased due to decreases in yields on all asset categories, led by a 100 basis point decrease in the yield on loans. The decrease in yields was primarily attributable to the continued effects of the low level of interest rates and the corresponding impact on investment opportunities. The increase in average earning assets was due primarily to a $1.7 billion increase in loans. Additionally, during 2003, the Company transferred approximately $2.8 billion of investment securities available for sale to investment securities held to maturity. This transfer resulted in a decrease in average investment securities available for sale of $710 million, offset partially by an increase of $691 million in average investment securities held to maturity.
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
      Net interest income is commonly evaluated in terms of average rates using the net yield and the interest rate spread. The net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average total earning assets, excluding market adjustments for investment securities available for sale and hedges. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net yield on earning assets decreased 38 basis points to 3.60 percent in 2004 after decreasing 39 basis points to 3.98 in 2003. The decrease in 2004 was due to the 56 basis point decrease in the yield on average earning assets that was partially offset by a 21 basis point decrease in the rate paid on interest bearing liabilities. The decrease in 2003 was due to the 96 basis point decrease in the yield on average earning assets that was partially offset by a 65 basis point decrease in the rate paid on interest bearing liabilities.
      The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During 2004, the net interest rate spread decreased 35 basis points to 3.25 percent from the 2003 spread of 3.60 percent. During 2003, the net interest rate spread decreased 31 basis points from the 2002 spread of 3.91 percent. See the accompanying table entitled Consolidated Average Balance Sheets and Rate/Volume Variances on pages 32 and 33 for more information.
      During 2004, the net yield on earning assets was positively impacted by the Company’s use of interest rate contracts, primarily interest rate swaps, which increased the taxable equivalent net yield on earning assets by $52.7 million. The net yield on earning assets was positively impacted by interest rate contracts during 2003 and 2002, which increased the taxable equivalent net yield by $98.9 million in 2003 and $104.3 million in 2002.

      The following table presents the actual and projected impact of the Company’s derivatives held for hedging purposes on net interest margin by quarter for fiscal years 2003, 2004 and 2005, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The derivatives included in the table below are both cash flow hedges and fair value hedges, including terminated cash flow hedges. The table assumes interest rates will remain at December 31, 2004 levels.

	For the Quarter Ending

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
	Actual	Actual	Actual	Actual	Total

	(In Thousands)
Hedging derivatives positive impact to net interest margin	$29,148	$26,034	$21,918	$21,755	$98,855

	For the Quarter Ending

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	Actual	Actual	Actual	Actual	Total

	(In Thousands)
Hedging derivatives positive impact to net interest margin	$17,668	$13,931	$12,012	$9,121	$52,732

	For the Quarter Ending

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	Total
	Projected*	Projected*	Projected*	Projected*	Projected*

	(In Thousands)
Hedging derivatives positive impact to net interest margin	$6,617	$6,251	$5,981	$5,905	$24,754

*	Projected impact based on current interest rates as of December 31, 2004.
      As the table above demonstrates, the Company’s impact of interest rate contracts in 2005 is anticipated to decrease from $53 million in 2004 to a projected $25 million in 2005. This year over year decrease is due to a runoff of derivative instruments during 2004 and an increase in interest rates during 2004. In a rising rate environment, the impact to net interest margin from receive fixed versus pay float swap agreements decreases. It should be noted that the majority of the decrease in the run rate for derivative income was realized prior to the fourth quarter of 2004.

      Derivative instruments are subject to market risk. While the Company does have trading derivatives to facilitate customer transactions, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date and the receive fixed coupon rate for derivative instruments used for hedging activities as of December 31, 2004, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The maturity date used in the table below is the first call date, when applicable. See Note 10, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for further information about the Company’s use of derivatives and the fair value of those instruments.

	For the Year Ended December 31,

	2005	2006	2007	Thereafter

	(In Thousands)
Non-trading interest rate contracts:
Cash Flow Hedges:
Notional maturity	$500,000	$200,000	$—	$—
Weighted average coupon received on maturities	2.60%	2.13%	—%	—%
Weighted average time to maturity (months)	7	16	—	—
Fair Value Hedges:
Notional maturity	$105,000	$—	$323,500	$375,336
Weighted average coupon received on maturities	4.71%	—%	7.55%	6.09%
Weighted average time to maturity (months)	3	—	26	55
      The notional amounts shown in the preceding table should be viewed in the context of the Company’s overall interest rate risk management activities to assess the impact on net interest margin. As is the case with cash securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the derivative instruments on net interest income. This will depend, in large part, on the shape of the yield curve as well as the level of interest rates.
      The following table presents certain interest rates on a tax equivalent basis. The table on pages 32 and 33 contains these same percentages and all major categories of interest earning assets and interest bearing liabilities. Tax-exempt earning assets continue to make up a small percentage of total earning assets.

	December 31

	2004	2003	2002

Rate earned on interest earning assets	5.02%	5.58%	6.54%
Rate paid on interest bearing liabilities	1.77	1.98	2.63
Interest rate spread	3.25	3.60	3.91
Net yield on earning assets	3.60	3.98	4.37

Consolidated Average Balance Sheets and Rate/Volume Variances

Taxable Equivalent Basis
(Dollars in Thousands)

	Year Ended December 31

	2004			2003

	Average	Income/	Yield/	Average	Income/	Yield/
Yield/Rate Analysis	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Loans [a]	$17,999,355	$950,925	5.28%	$16,796,188	$984,045	5.86%
Investment securities available for sale [b]	4,401,132	181,234	4.12	4,702,137	224,854	4.78
Investment securities held to maturity	2,996,342	143,637	4.79	1,403,812	71,085	5.06
Other [b]	60,491	1,306	2.16	44,253	1,001	2.26

Total earning assets	25,457,320	1,277,102	5.02	22,946,390	1,280,985	5.58
Allowance for loan losses	(251,713)			(237,365)
Unrealized gain (loss) on investment securities available for sale	24,865			107,937
Cash and due from banks	675,339			625,052
Other assets	1,755,264			1,700,705

Total assets	$27,661,075			$25,142,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$60,211	1,134	1.88	$95,380	1,051	1.10
Savings deposits	7,570,719	46,555	0.61	7,374,341	59,017	0.80
Certificates of deposit less than $100,000 and other time deposits	2,004,181	63,321	3.16	1,900,864	67,716	3.56
Certificates of deposit of $100,000 or more [b]	1,779,343	41,240	2.32	1,436,716	36,265	2.52

Total interest bearing deposits	11,414,454	152,250	1.33	10,807,301	164,049	1.52
Federal funds purchased	3,906,691	53,729	1.38	2,476,686	26,332	1.06
Securities sold under agreements to repurchase	371,444	3,934	1.06	441,896	3,772	0.85
Other short-term borrowings [b]	115,581	1,267	1.10	113,550	987	0.87
FHLB and other borrowings [b]	4,589,059	150,518	3.28	4,770,676	172,617	3.62

Total interest bearing liabilities	20,397,229	361,698	1.77	18,610,109	367,757	1.98

Net interest income/net interest spread		915,404	3.25%		913,228	3.60%

Noninterest bearing demand deposits	4,999,763			4,185,527
Accrued expenses and other liabilities	311,724			409,753
Shareholders’ equity	1,952,359			1,937,330

Total liabilities and shareholders’ equity	$27,661,075			$25,142,719

Net yield on earning assets			3.60%			3.98%

Taxable equivalent adjustment:
Loans		764			523
Investment securities available for sale		159			1,280
Investment securities held to maturity		2,613			1,868
Other		40			27

Total taxable equivalent adjustment		3,576			3,698

Net interest income		$911,828			$909,530

  [a] Includes nonaccrual loans
  [b] Excludes adjustment for mark-to-market valuation

Year Ended December 31
			Change in Interest Income/Expense Attributable to

2002
			2004			2003
Average	Income/	Yield/
Balance	Expense	Rate	Volume	Rate	Mix	Volume	Rate	Mix

$15,100,844	$1,036,269	6.86%	$70,506	$(97,418)	$(6,208)	$116,301	$(151,008)	$(17,517)
5,412,176	310,949	5.75	(14,388)	(31,034)	1,802	(40,827)	(52,498)	7,230
712,403	42,735	6.00	80,582	(3,790)	(4,240)	41,485	(6,697)	(6,438)
42,254	1,373	3.25	367	(44)	(18)	65	(418)	(19)

21,267,677	1,391,326	6.54	137,067	(132,286)	(8,664)	117,024	(210,621)	(16,744)
(210,205)
135,708
602,608
1,558,539

$23,354,327

$83,567	1,374	1.64	(387)	744	(274)	194	(451)	(66)
6,963,573	94,528	1.36	1,571	(14,011)	(22)	5,586	(38,996)	(2,101)
2,272,227	99,363	4.37	3,678	(7,603)	(470)	(16,229)	(18,405)	2,987
1,294,230	44,429	3.43	8,634	(2,873)	(786)	4,887	(11,777)	(1,274)

10,613,597	239,694	2.26	13,496	(23,743)	(1,552)	(5,562)	(69,629)	(454)
1,842,137	30,910	1.68	15,158	7,925	4,314	10,660	(11,421)	(3,817)
458,465	6,431	1.40	(599)	928	(167)	(232)	(2,522)	95
152,037	2,544	1.67	18	261	1	(643)	(1,216)	302
4,522,157	182,489	4.04	(6,575)	(16,220)	696	10,040	(18,993)	(919)

17,588,393	462,068	2.63	21,498	(30,849)	3,292	14,263	(103,781)	(4,793)

	929,258	3.91%	$115,569	$(101,437)	$(11,956)	$102,761	$(106,840)	$(11,951)

3,527,777
344,520
1,893,637

$23,354,327

		4.37%

	530
	2,108
	1,710
	55

	4,403

	$924,855

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
      The allowance for loan losses at December 31, 2004, was $258 million, or 1.37 percent of loans, compared with $245 million, or 1.41 percent of loans, at December 31, 2003, and $233 million, or 1.41 percent of loans, at December 31, 2002. The increase in the allowance, for both 2004 and 2003, was to provide adequate coverage for loan growth and to maintain the level of coverage based upon current economic conditions. As shown in the following table, net loan charge-offs in 2004 were $92 million, or 0.51 percent of average loans, compared with $104 million, or 0.62 percent of average loans, in 2003 and $95 million, or 0.63 percent of average loans, in 2002. Management believes that the allowance for loan losses at December 31, 2004 is adequate and appropriate given past experience and the underlying strength of the loan portfolio.

      The following table sets forth information with respect to the Company’s loans and the allowance for loan losses for the last five years.
Summary of Loan Loss Experience

	2004	2003	2002	2001	2000

	(In Thousands)
Average loans outstanding during the year	$17,999,355	$16,796,188	$15,100,844	$13,008,761	$12,112,471

Allowance for loan losses, beginning of year	$244,882	$232,830	$191,393	$167,288	$151,211
Charge-offs:
Commercial, financial and agricultural	14,863	23,078	26,608	37,769	24,548
Commercial real estate — mortgage	4,564	2,836	3,155	796	196
Real estate — construction	246	2,290	3,735	1,487	140
Residential real estate — mortgage	1,778	1,547	1,887	1,672	1,182
Equity lines of credit	2,437	2,973	1,343	462	34
Equity loans	2,549	5,065	2,926	890	270
Credit card	37,625	36,248	35,296	23,375	17,931
Consumer installment — direct	14,675	15,825	11,376	11,595	11,092
Consumer installment — indirect	38,860	33,865	23,061	16,613	13,800

Total	117,597	123,727	109,387	94,659	69,193
Recoveries:
Commercial, financial and agricultural	5,549	5,285	2,759	2,168	2,202
Commercial real estate — mortgage	274	149	211	116	23
Real estate — construction	110	472	54	3	5
Residential real estate — mortgage	133	207	390	236	160
Equity lines of credit	271	54	127	4	4
Equity loans	434	198	18	—	—
Credit card	2,830	2,038	2,015	2,086	1,881
Consumer installment — direct	5,966	4,786	4,570	3,985	3,279
Consumer installment — indirect	10,420	6,271	4,349	4,975	4,578

Total	25,987	19,460	14,493	13,573	12,132

Net charge-offs	91,610	104,267	94,894	81,086	57,061
Provision charged to income	105,658	119,681	136,331	106,241	65,578
Allowance for loans acquired (sold/ securitized)	(591)	(3,362)	—	(1,050)	7,560

Allowance for loan losses, end of year	$258,339	$244,882	$232,830	$191,393	$167,288

Net charge-offs to average loans outstanding	.51%	.62%	.63%	.62%	.47%

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
Allocation of Allowance for Loan Losses

	December 31

	2004		2003		2002		2001		2000

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	(In Thousands)
Commercial, financial and agricultural	$55,077	19.9%	$59,308	20.6%	$57,685	22.4%	$54,400	27.0%	$66,454	29.7%
Real estate — construction	24,613	16.1	22,119	14.3	28,123	15.3	26,720	16.9	26,587	18.7
Real estate — mortgage:
Residential	17,897	21.4	14,420	22.1	14,188	24.2	8,498	20.7	5,561	18.4
Commercial	29,011	20.9	31,746	22.6	23,642	19.5	18,787	17.6	18,760	17.5
Consumer	131,741	21.7	117,289	20.4	109,192	18.6	82,988	17.8	49,926	15.7

	$258,339	100.0%	$244,882	100.0%	$232,830	100.0%	$191,393	100.0%	$167,288	100.0%

Nonperforming Assets
      Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed real estate. It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or commercial real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer loans, including residential real estate loans, is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. Credit card loans are charged off before the end of the month when the loan becomes 180 days past due with the related interest accrued but not collected reversed against current income. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.
      Nonperforming assets at December 31, 2004, were $71 million, a decrease of $24 million from year-end 2003. Nonperforming loans decreased $15 million from year-end 2003 to $51 million. Other real estate owned (“ORE”) decreased $9 million from year-end 2003.
      The recorded investment in impaired loans at December 31, 2004 and 2003 was $34 million and $55 million, respectively. The Company had specific allowance amounts related to those loans of $6 million and $12 million, respectively. There were no impaired loans without a specific allowance at December 31, 2004 or 2003. The average investment in these loans for the years ended December 31, 2004 and 2003 amounted to $45 million and $58 million, respectively.

      The following table summarizes the Company’s nonperforming assets for each of the last five years.
Nonperforming Assets

	December 31

	2004	2003	2002	2001	2000

	(In Thousands)
Nonaccrual loans	$49,947	$65,870	$81,671	$65,470	$86,168
Renegotiated loans	734	218	38	327	84

Total nonperforming loans	50,681	66,088	81,709	65,797	86,252
Other real estate	19,998	29,014	17,300	26,478	15,476

Total nonperforming assets	$70,679	$95,102	$99,009	$92,275	$101,728

Accruing loans 90 days or more past due	$15,509	$26,159	$16,907	$17,577	$19,884
Total nonperforming loans as a percentage of loans	.27%	.38%	.50%	.48%	.70%
Total nonperforming assets as a percentage of loans and ORE	.37	.55	.60	.67	.83
Accruing loans 90 days or more past due as a percentage of loans	.08	.15	.10	.13	.16
      Details of nonaccrual loans at December 31, 2004, 2003 and 2002 appear below:

	2004	2003	2002

	(In Thousands)
Principal balance	$49,947	$65,870	$81,671
Interest that would have been recorded under original terms	4,819	6,228	7,979
Interest actually recorded	2,195	2,736	4,007
Noninterest Income
      Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, profits and commissions earned through securities and insurance sales and corporate and correspondent investment sales. In addition, gains and losses realized from the sale of investment portfolio securities are included in noninterest income. Noninterest income totaled $617.6 million in 2004, an increase of 17 percent from the prior year, and $526.2 million in 2003, an increase of 19 percent from that reported in 2002. Excluding gains on the sale of securities of $27.3 million in 2004 and losses on investment securities in 2003 of $43,000, noninterest income increased 12 percent or $64.0 million from 2003.
      Fee income from service charges on deposit accounts increased 17 percent in 2004 following a 26 percent increase in 2003. Continued emphasis on low cost personal and small business checking account services, continued growth in revenues derived from the Company’ cash management services and a revised pricing matrix in late 2003 contributed to the increased levels of income for both years. Increases for 2004 and 2003 were further influenced by the increase in both the number of accounts and balances outstanding in transaction deposit accounts.
      Card and merchant processing fees increased 26 percent in 2004 after an increase of 17 percent in 2003. The increase in both years is a direct reflection of the Company’s deposit gathering strategy that has resulted in an increase in the number of debit cards issued as well as an increase in debit card use by the Company’s customers. Increases in interchange income, merchant’s discounts and the volume of credit cards also accounted for increased revenues in 2004 and 2003.
      Insurance commissions increased approximately $7.4 million to $51.4 million in 2004 after an increase of $22.6 million in 2003 to $44.0 million. Income from this line item is primarily generated through commissions on the sales of insurance, primarily property and casualty, and other related products. The Company expanded its insurance business in 2004 and 2003, acquiring four insurance companies throughout its geographic markets.
      Retail investment sales income, comprised primarily of mutual fund and annuity sales income, increased 14 percent in 2004 after increasing 5 percent in 2003. The increase in both 2004 and 2003 reflected improved market conditions.
      Asset management fees increased three percent in 2004 after an increase of nine percent in 2003. Assets under administration, which is the primary driver of income, were $7.6 billion, $11.0 billion and $10.1 billion at December 31, 2004, 2003 and 2002, respectively. The decrease in assets under management was due to the departure of a large non-discretionary, low margin customer at the end of 2004. The reduction in fees resulting from the departure of this customer is not material.
      Corporate and correspondent investment sales decreased 29 percent to $20.5 million in 2004, from $29.0 million in 2003 and $26.0 million in 2002. Income from this line item is primarily generated through commissions on the sales of bonds to approximately 850 correspondent banks and matched interest rate protection contracts to corporate customers. The decrease in this item was due to market conditions, primarily the low interest rate environment, resulting in a decrease in sales of matched interest rate contracts.
Noninterest Expense
      Noninterest expense totaled $868.5 million in 2004, an increase of nine percent from the prior year, and $797.9 million in 2003, an increase of six percent from that reported in 2002. Excluding losses on the prepayment of FHLB advances in 2004, noninterest expense totaled $843.3 million, an increase of six percent from 2003. The increase in 2004 is due primarily to an increase in salaries, benefits and commissions from acquisition activity and the addition of new banking centers. The number of full-time equivalent employees increased by 131 employees from December 31, 2003 to 7,832 at December 31, 2004 and increased by 512 employees from December 31, 2002 to 7,701 at December 31, 2003. The increases in both 2004 and 2003 are primarily the result of expansion through both insurance agency acquisitions and the opening of new banking centers throughout both 2004 and 2003.
      Equipment expense increased 5 percent in 2004 and 11 percent in 2003. The increases in equipment expense were primarily attributable to the Company’s expansion in existing markets as discussed above. Net occupancy expense increased by seven percent in 2004 following an eight percent increase in 2003. The increases in both 2004 and 2003 were due principally to the opening of new banking centers, normal renovation of existing properties and acquisitions.
      Marketing expense increased $1.3 million in 2004 and $3.7 million in 2003. The increases in marketing expense reflect a focused strategy to increase brand awareness throughout all of the Company’s markets. Communications expense decreased $2.7 million in 2004 and increased $2.4 million in 2003. The decrease in 2004 was due to cost savings initiatives implemented during late 2003.
      Amortization of intangibles decreased 10 percent in 2004 and decreased 20 percent in 2003. The decreases in the current and prior year are a result of lower core deposit amortization from bank acquisitions completed in prior years.
      Merger and integration expenses decreased by 31 percent in 2004 after decreasing 35 percent in 2003. The decreases in 2004 and 2003 were the result of a shift in acquisition strategy from primarily bank acquisitions to fee-based business acquisitions. Typically fee-based business acquisitions result in less integration expense than bank acquisitions. Merger and integration expenses include compensation expenses, professional services, data processing systems conversion costs and broker fees incurred.
      Other noninterest expense increased nine percent in 2004 after a nine percent decrease in 2003. The increase in 2004 and the decrease in 2003 were primarily the result of higher than average expenses related to other real estate during 2004 and lower than average expenses related to other real estate during 2003.

Income Taxes
      Income tax expense increased $9 million, or five percent, to $185 million for the year ended December 31, 2004. The effective tax rate as a percentage of pretax income was 33.4 percent in 2004, 34.0 percent in 2003 and 34.1 in 2002. The statutory federal rate was 35 percent during 2004, 2003 and 2002. For further information concerning the provision for income taxes, refer to Note 16, Income Taxes, in the Notes to Consolidated Financial Statements.
Accounting Pronouncements

Consolidation of Variable Interest Entities
      On January 15, 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. The Company adopted the provisions of FIN 46R on December 31, 2003. The Company’s securitization structure, as of December 31, 2004, met QSPE standards, and therefore, was not affected by the adoption of FIN 46 or FIN 46R.
      Additionally, in June 2003, the FASB issued a proposed amendment to SFAS 140, which would amend the requirements for QSPE status. Sunbelt would no longer meet QSPE requirements if the proposed amendment were finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue off-balance sheet treatment.
      The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trust’s Trust Preferred Securities. The Company’s Capital Securities are classified as FHLB and other borrowings in the Consolidated Balance Sheets.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer
      In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. Management does not believe the provisions of this standard will have a material impact on the results of future operations.

Application of Accounting Principles to Loan Commitments
      On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB No. 105 is effective for mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of this standard did not have an impact on the financial condition or the results of operations of the Company.

Share-Based Payments
      On December 15, 2004, the FASB issued SFAS 123R, Share-Based Payments. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of the SFAS 123R are effective for all share-based awards granted after July 1, 2005 and to share-based awards modified, repurchased, or cancelled after that date. Management does not believe the results of the adoption of this standard will differ materially from the previously disclosed pro-forma information.
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
      The financial statements required by Regulation S-X are set forth in the pages listed below. The supplementary data required by Item 302 of Regulation S-K is set forth in Item 6 — Selected Financial Data.
Compass Bancshares, Inc. and Subsidiaries
Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Compass Bancshares, Inc.:
      We have completed an integrated audit of Compass Bancshares, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Notes 1 and 9 to the consolidated financial statements, on December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (Revised December, 2003).
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 25, 2005

Compass Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31

	2004	2003

	(In Thousands)
ASSETS
Cash and due from banks	$585,679	$726,492
Federal funds sold and securities purchased under agreements to resell	46,948	78,165
Trading account assets	60,156	59,024
Investment securities available for sale	4,398,184	4,375,208
Investment securities held to maturity (fair value of $2,768,334 and $2,949,023 for 2004 and 2003, respectively)	2,767,099	2,936,344
Loans	18,856,922	17,365,802
Allowance for loan losses	(258,339)	(244,882)

Net loans	18,598,583	17,120,920
Premises and equipment, net	537,466	527,295
Bank owned life insurance	423,942	409,188
Goodwill	302,619	293,839
Other assets	463,952	436,638

Total assets	$28,184,628	$26,963,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$5,476,140	$4,627,153
Interest bearing	11,563,011	11,060,670

Total deposits	17,039,151	15,687,823
Federal funds purchased and securities sold under agreements to repurchase	4,532,004	4,118,624
Other short-term borrowings	175,771	263,537
FHLB and other borrowings	4,140,972	4,827,814
Accrued expenses and other liabilities	251,477	193,432

Total liabilities	26,139,375	25,091,230
Shareholders’ equity:
Preferred stock (25,000,000 shares authorized)	—	—
Common stock of $2 par value:
Authorized — 300,000,000 shares in 2004 and 2003 Issued — 132,903,225 shares in 2004 and 131,569,085 shares in 2003	265,806	263,138
Treasury stock, at cost (9,639,194 shares in 2004 and 9,482,900 shares in 2003)	(333,351)	(317,669)
Surplus	264,400	227,404
Loans to finance stock purchases	(1,056)	(809)
Unearned restricted stock	(10,624)	(6,485)
Accumulated other comprehensive income (loss)	(23,376)	37,306
Retained earnings	1,883,454	1,668,998

Total shareholders’ equity	2,045,253	1,871,883

Total liabilities and shareholders’ equity	$28,184,628	$26,963,113

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31

	2004	2003	2002

	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$950,161	$983,522	$1,035,739
Interest on investment securities available for sale	181,075	223,574	308,841
Interest on investment securities held to maturity	141,024	69,217	41,025
Interest on federal funds sold and securities purchased under agreements to resell	801	485	508
Interest on trading account assets	465	489	810

Total interest income	1,273,526	1,277,287	1,386,923
Interest expense:
Interest on deposits	152,250	164,049	239,694
Interest on federal funds purchased and securities sold under agreements to repurchase	57,663	30,104	37,341
Interest on other short-term borrowings	1,267	987	2,544
Interest on FHLB and other borrowings	150,518	172,617	182,489

Total interest expense	361,698	367,757	462,068

Net interest income	911,828	909,530	924,855
Provision for loan losses	105,658	119,681	136,331

Net interest income after provision for loan losses	806,170	789,849	788,524
Noninterest income:
Service charges on deposit accounts	282,808	241,419	191,642
Card and merchant processing fees	75,548	60,067	51,220
Insurance commissions	51,437	44,024	21,452
Retail investment sales	31,316	27,440	26,105
Asset management fees	22,666	21,994	20,149
Corporate and correspondent investment sales	20,457	28,957	25,997
Bank owned life insurance	17,169	16,928	18,839
Investment securities gains (losses), net	27,336	(43)	4,233
Other	88,853	85,398	81,426

Total noninterest income	617,590	526,184	441,063
Noninterest expense:
Salaries, benefits and commissions	458,356	429,486	391,056
Equipment	76,169	72,302	65,429
Net occupancy	65,791	61,607	57,137
Professional services	57,380	56,518	53,146
Marketing	33,249	31,946	28,290
Communications	21,859	24,548	22,140
Amortization of intangibles	6,543	7,302	9,175
Merger and integration	1,275	1,853	2,842
Loss on prepayment of FHLB advances	25,136	—	—
Other	122,720	112,321	123,214

Total noninterest expense	868,478	797,883	752,429

Net income before income tax expense	555,282	518,150	477,158
Income tax expense	185,498	176,282	162,759

Net income	$369,784	$341,868	$314,399

Basic earnings per share	$3.02	$2.74	$2.46
Basic weighted average shares outstanding	122,254	124,656	127,575
Diluted earnings per share	$2.95	$2.69	$2.42
Diluted weighted average shares outstanding	125,416	127,186	129,850
See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2004, 2003 and 2002

					Accumulated
					Other
					Comprehensive		Total	Comprehensive
	Common	Treasury		Retained	Income		Shareholders’	Income
	Stock	Stock	Surplus	Earnings	(Loss)	Other	Equity	(Loss)

	(In Thousands)
Balance, December 31, 2001	$257,520	$(50,146)	$160,441	$1,283,601	$69,938	$(5,713)	$1,715,641
Net income — 2002	—	—	—	314,399	—	—	314,399	$314,399
Net change in unrealized gains on securities available for sale, net of tax	—	—	—	—	72,515	—	72,515	72,515
Net change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	(6,344)	—	(6,344)	(6,344)

Comprehensive income								$380,570

Common dividends declared ($1.00 per share)	—	—	—	(127,893)	—	—	(127,893)
Exercise of stock options and other issuances	3,112	—	32,400	(1,590)	—	—	33,922
Issuance of restricted stock	192	—	2,572	—	—	(2,764)	—
Issuance of treasury stock for acquisitions, stock options and benefit plans	—	51,318	4,494	—	—	—	55,812
Repayments on loans to finance stock purchases, net of advances	—	—	—	—	—	1,836	1,836
Amortization of restricted stock	—	—	—	—	—	2,201	2,201
Purchase of treasury stock	—	(130,587)	—	—	—	—	(130,587)

Balance, December 31, 2002	260,824	(129,415)	199,907	1,468,517	136,109	(4,440)	1,931,502
Net income — 2003	—	—	—	341,868	—	—	341,868	$341,868
Net change in unrealized gains on securities available for sale, net of tax	—	—	—	—	(68,238)	—	(68,238)	(68,238)
Net change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	(30,565)	—	(30,565)	(30,565)

Comprehensive income								$243,065

Common dividends declared ($1.12 per share)	—	—	—	(140,450)	—	—	(140,450)
Exercise of stock options and other issuances	1,974	—	22,077	(937)	—	—	23,114
Issuance of restricted stock	340	—	6,206	—	—	(6,546)	—
Issuance of treasury stock for acquisitions, stock options and benefit plans	—	24,973	(786)	—	—	—	24,187
Repayments on loans to finance stock purchases, net of advances	—	—	—	—	—	754	754
Amortization of restricted stock	—	—	—	—	—	2,938	2,938
Purchase of treasury stock	—	(213,227)	—	—	—	—	(213,227)

Balance, December 31, 2003	263,138	(317,669)	227,404	1,668,998	37,306	(7,294)	1,871,883
Net income — 2004	—	—	—	369,784	—	—	369,784	$369,784
Net change in unrealized gains (losses) on securities available for sale, net of tax	—	—	—	—	(49,422)	—	(49,422)	(49,422)
Net change in accumulated gains (losses) on cash-flow hedging instruments, net of tax	—	—	—	—	(9,095)	—	(9,095)	(9,095)
Net change in additional minimum pension liability, net of tax	—	—	—	—	(2,165)	—	(2,165)	(2,165)

Comprehensive income								$309,102

Common dividends declared ($1.25 per share)	—	—	—	(153,970)	—	—	(153,970)
Exercise of stock options and other issuances, net of shares surrendered	2,362	—	28,481	(1,358)	—	—	29,485
Issuance of restricted stock, net of cancellations	306	—	8,265	—	—	(8,571)	—
Issuance of treasury stock for acquisitions, stock options and benefit plans	—	18,147	250	—	—	—	18,397
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(247)	(247)
Amortization of restricted stock	—	—	—	—	—	4,432	4,432
Purchase of treasury stock	—	(33,829)	—	—	—	—	(33,829)

Balance, December 31, 2004	$265,806	$(333,351)	$264,400	$1,883,454	$(23,376)	$(11,680)	$2,045,253

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31

	2004	2003	2002

	(In Thousands)
Operating Activities:
Net income	$369,784	$341,868	$314,399
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	106,243	114,562	116,687
Accretion of discount and loan fees	(15,948)	(17,033)	(29,137)
Provision for loan losses	105,658	119,681	136,331
Net change in trading account assets	(1,132)	4,566	(1,379)
Deferred tax expense (benefit)	3,608	(880)	13,266
Net (gain) loss on sale of investment securities available for sale	(27,336)	43	(4,233)
Loss on prepayment of FHLB advances	25,136	—	—
Gain on sale of branches	—	(2,128)	—
(Increase) decrease in other assets	(82,613)	(86,032)	33,796
Increase (decrease) in other liabilities	30,629	(65,852)	(42,249)

Net cash provided by operating activities	514,029	408,795	537,481
Investing Activities:
Proceeds from maturities/calls of investment securities held to maturity	736,367	706,752	427,860
Purchases of investment securities held to maturity	—	—	(201,400)
Proceeds from sales of investment securities available for sale	814,036	268,263	582,274
Proceeds from maturities/calls of investment securities available for sale	846,600	2,229,999	2,072,280
Purchases of investment securities available for sale	(1,731,966)	(4,237,230)	(798,003)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	31,217	(53,343)	(5,621)
Net increase in loan portfolio	(2,188,966)	(2,197,523)	(2,863,844)
Net cash received (paid) in acquisitions/dispositions	268	(24,382)	(5,292)
Purchases of premises and equipment, net	(69,265)	(87,849)	(83,587)
Proceeds from sales of other real estate owned	30,845	23,455	17,716

Net cash used by investing activities	(1,530,864)	(3,371,858)	(857,617)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	725,615	1,191,274	771,239
Net increase (decrease) in time deposits	628,959	(562,019)	620,799
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	413,380	2,775,424	(1,579,602)
Net decrease in other short-term borrowings	(87,766)	(36,856)	(260,368)
Proceeds from FHLB advances and other borrowings	1,125,100	1,300,000	800,000
Repayment of FHLB advances and other borrowings	(1,793,140)	(1,380,539)	(100,427)
Issuance (redemption) of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	(23,000)	(12,000)	300,000
Common dividends paid	(118,533)	(139,376)	(128,183)
Purchase of treasury stock	(33,829)	(213,227)	(130,587)
Issuance of treasury stock for benefit plans and stock options	9,998	8,466	10,056
Repayment of loans to finance stock purchases	616	1,126	5,404
Proceeds from exercise of stock options	28,622	22,742	30,354

Net cash provided by financing activities	876,022	2,955,015	338,685

Net increase (decrease) in cash and due from banks	(140,813)	(8,048)	18,549
Cash and due from banks at beginning of the year	726,492	734,540	715,991

Cash and due from banks at end of the year	$585,679	$726,492	$734,540

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(1)	Nature of Operations and Summary of Significant Accounting Policies
      The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. Certain principles that significantly affect the determination of financial position, results of operations and cash flows are summarized below.
      Businesses acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the dates of their acquisition.

Basis of Presentation
      The Consolidated Financial Statements include the accounts of Compass Bancshares, Inc. and its subsidiaries, Compass Bank, the Company’s lead bank subsidiary headquartered in Birmingham, Alabama (“Compass Bank”), and Central Bank of the South (collectively with Compass Bank, the “Subsidiary Banks”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations
      Compass Bank operates 382 banking centers in Alabama, Arizona, Colorado, Florida, New Mexico and Texas. The banking centers in Alabama are located throughout the state while its Florida banking centers are concentrated in the Jacksonville area and in the Florida panhandle. In Texas, the banking centers are primarily located in the state’s four largest metropolitan areas of Houston, Dallas, San Antonio and Austin. The Arizona operations are primarily located in Tucson and Phoenix. The New Mexico banking centers are concentrated around the Albuquerque metropolitan area. The Colorado banking centers are concentrated around the Denver metropolitan area. See Note 19, Segment Information, for additional discussion of the Company’s business.

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

Securities
      The Company’s investment securities are classified into one of three categories based upon management’s intent to hold the investment securities: (i) trading account assets and liabilities, (ii) investment securities held to maturity or (iii) investment securities available for sale. Trading account assets and liabilities are stated at fair value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts, with such amortization and accretion being determined by the interest method. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Management of the maturity of the portfolio is necessary to provide liquidity and control interest rate risk. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain or loss on the portfolio of investment securities available for sale are reflected as adjustments to the carrying value of the portfolio and as an adjustment net of tax to accumulated other comprehensive income.
      Fair values of trading account assets and liabilities, investment securities held to maturity and investment securities available for sale are based primarily on quoted, or other independent, market prices. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
instruments with similar characteristics or discounted cash flows. Fair values for trading account derivatives are estimated using pricing models.
      Interest earned on investment securities held to maturity, investment securities available for sale and trading account assets and liabilities is included in interest income in the Consolidated Statements of Income. Net gains and losses on the sale of investment securities available for sale, computed principally on the specific identification method, are shown separately in noninterest income in the Consolidated Statements of Income.

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
      It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or commercial real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer loans, including residential real estate loans, is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. Credit card loans are charged off before the end of the month when the loan becomes 180 days past due with the related interest accrued but not collected reversed against current income. When a loan is placed on a nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.
      Generally, the Company evaluates loans for impairment when a portion of a loan is internally risk rated as substandard or doubtful. All nonaccrual loans not meeting the definition of smaller balance, homogeneous loans are considered impaired. Smaller balance, homogeneous loans include residential mortgages, equity loans, equity lines of credit, credit card receivables and consumer installment loans, primarily direct and indirect automobile loans. The Company generally measures impairment based upon the present value of the loan’s expected future cash flows, discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value of the collateral. In addition, in certain rare circumstances, impairment may be based on the loan’s observable fair value. Impairment with regard to substantially all of the Company’s impaired loans has been measured based on the fair value of the underlying collateral. The Company’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy.

Allowance for Loan Losses
      The amount of the provision for loan losses charged to income is determined on the basis of several factors including actual loss experience, identified loan impairment, current economic conditions and periodic examinations and appraisals of the loan portfolio. Such provisions, less net loan charge-offs and allowance for

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
loans sold/securitized, comprise the allowance for loan losses which is deducted from loans and is maintained at a level management considers to be adequate to absorb loss inherent in the portfolio.
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
December 31, 2004, 2003 and 2002
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

Securitization and Sales of Receivables
      When the Company sells receivables in securitizations of automobile loans, equity loans and residential mortgage loans, it may retain one or more senior tranches, subordinated tranches, servicing rights and in some cases a cash reserve account and interest-only strips, all of which are retained interests in the securitized receivables. Gains or losses on sale of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
their relative fair value at the date of transfer. Subsequent to the sales, interest only strips are carried at fair value as investment securities available for sale. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Company generally estimates fair value based on the present value of future expected cash flows using management’s estimates of the key assumptions, including: credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

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

Stock-Based Compensation
      At December 31, 2004, the Company had three long-term incentive compensation plans and one employee stock purchase plan, which are described more fully in Note 13, Stock Based Compensation. The Company accounts for those plans under the recognition and measurement principles of Accounting Principals Bulletin Opinion 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. No share-based employee compensation cost for stock options is reflected in net income for these plans. Under APB 25 no compensation expense is recognized. Effective July 1, 2005, the Company plans to adopt the provisions of SFAS 123R, which will require compensation expense to be recognized for share-based payments.
      Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.64 percent, 3.10 percent and 4.37 percent; expected dividend yields of 4.13 percent, 4.78 percent and 4.60 percent; volatility factors of the expected market price of the Company’s common stock of 0.276, 0.309 and 0.300 and a weighted-average expected life of the options of 5.0 years for all awards.
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
December 31, 2004, 2003 and 2002
options has been allocated over the vesting period for purposes of pro forma disclosures. Options expire ten years after the date of grant.
      The Company’s actual and pro forma information follows (in thousands, except per share data):

	Year Ended December 31

	2004	2003	2002

Net income:
As reported	$369,784	$341,868	$314,399
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(9,402)	(10,791)	(14,488)

Pro forma net income	$360,382	$331,077	$299,911

Basic earnings per share:
As reported	$3.02	$2.74	$2.46
Pro forma	2.95	2.66	2.35
Diluted earnings per share:
As reported	$2.95	$2.69	$2.42
Pro forma	2.87	2.60	2.31
Recently Issued Accounting Standards

Consolidation of Variable Interest Entities
      On January 15, 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. The Company adopted the provisions of FIN 46R on December 31, 2003. The Company’s securitization structure, as of December 31, 2004, met QSPE standards, and therefore, was not affected by the adoption of FIN 46 or FIN 46R.
      Additionally, in June 2003, the FASB issued a proposed amendment to SFAS 140, which would amend the requirements for QSPE status. Sunbelt Funding Corporation (“Sunbelt”), the Company sponsored asset-backed commercial paper conduit, would no longer meet QSPE requirements if the proposed amendment

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
were finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue off-balance sheet treatment.
      The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trust’s Trust Preferred Securities. The Company’s Capital Securities are classified as FHLB and other borrowings in the Consolidated Balance Sheets.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer
      In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. Management does not believe the provisions of this standard will have a material impact on the results of future operations.

Application of Accounting Principles to Loan Commitments
      On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB No. 105 is effective for mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of this standard did not have an impact on the financial condition or the results of operations of the Company.

Share-Based Payments
      On December 15, 2004, the FASB issued SFAS 123R, Share-Based Payments. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of the SFAS 123R are effective for all share-based awards granted after July 1, 2005 and to share-based awards modified, repurchased, or cancelled after that date. Management does not believe the results of the adoption of this standard will differ materially from the preceding pro-forma disclosures.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
(2)     Investment Securities Held to Maturity and Investment Securities Available for Sale
      The following table presents the adjusted cost and approximate fair value of investment securities held to maturity and investment securities available for sale at December 31, 2004 and 2003.

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$60,860	$61,387	$72,696	$72,548
Mortgage-backed pass-through securities	1,125,080	1,133,696	1,362,745	1,377,698
Collateralized mortgage obligations	1,167,287	1,163,914	883,625	880,464
Asset-backed securities	320,058	312,864	510,892	508,985
States and political subdivisions	93,714	96,373	105,886	108,828
Other	100	100	500	500

Total	$2,767,099	$2,768,334	$2,936,344	$2,949,023

	2004		2003

	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost

	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$39,828	$39,552	$42,746	$41,442
Mortgage-backed pass-through securities	501,978	499,525	830,699	796,688
Collateralized mortgage obligations	3,512,515	3,533,176	3,086,743	3,067,083
Asset-backed securities and corporate bonds	1,059	1,039	3,716	3,638
States and political subdivisions	12,118	11,943	11,329	11,007
Other	125,040	119,746	173,642	172,978
Equity securities	205,646	205,633	226,333	226,314

Total	$4,398,184	$4,410,614	$4,375,208	$4,319,150

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
      At December 31, 2004 approximately $1.8 billion of investment securities held to maturity and $3.0 billion of investment securities available for sale were pledged to secure public deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law. The following table details unrealized gains and losses on investment securities held to maturity and investment securities available for sale as of December 31, 2004 and 2003.

	2004		2003

	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

	(In Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$546	$19	$96	$244
Mortgage-backed pass-through securities	11,457	2,841	18,560	3,607
Collateralized mortgage obligations	6,698	10,071	3,227	6,388
Asset-backed securities	—	7,194	—	1,907
States and political subdivisions	2,659	—	2,942	—
Other	—	—	—	—

Total	$21,360	$20,125	$24,825	$12,146

Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$277	$1	$1,314	$10
Mortgage-backed pass-through securities	6,373	3,920	35,038	1,027
Collateralized mortgage obligations	3,586	24,247	29,345	9,685
Asset-backed securities and corporate bonds	20	—	78	—
States and political subdivisions	203	28	392	70
Other	5,294	—	664	—
Equity securities	13	—	19	—

Total	$15,766	$28,196	$66,850	$10,792

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
      Those investment securities available for sale which have an unrealized loss position at December 31, 2004, are detailed below:

	Securities in a Loss
	Position for Less than 12		Securities in a Loss Position
	Months		for 12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$—	$—	$439	$1	$439	$1
Mortgage-backed pass-through securities	327,904	3,163	45,240	757	373,144	3,920
Collateralized mortgage obligations	2,439,241	18,892	410,809	5,355	2,850,050	24,247
Asset-backed securities and corporate bonds	—	—	—	—	—	—
States and political subdivisions	862	28	—	—	862	28
Other	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

Total	$2,768,007	$22,083	$456,488	$6,113	$3,224,495	$28,196

      Management does not believe that any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses reported for collateralized mortgage obligations and mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and were individually not significant relative to their respective amortized cost.
      The maturities of the securities portfolios are presented in the following tables.

	2004

	Carrying	Fair
	Amount	Value

	(In Thousands)
Investment securities held to maturity:
Maturing within one year	$7,502	$7,580
Maturing after one but within five years	404,028	398,335
Maturing after five but within ten years	10,597	10,931
Maturing after ten years	52,605	53,878

	474,732	470,724
Mortgage-backed securities and collateralized mortgage obligations	2,292,367	2,297,610

Total	$2,767,099	$2,768,334

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002

	Fair	Amortized
	Value	Cost

	(In Thousands)
Investment securities available for sale:
Maturing within one year	$261,897	$261,865
Maturing after one but within five years	82,842	80,246
Maturing after five but within ten years	150	148
Maturing after ten years	38,802	35,654

	383,691	377,913
Mortgage-backed securities and collateralized mortgage obligations	4,014,493	4,032,701

Total	$4,398,184	$4,410,614

      There were gross gains of $27.3 million on sales of investment securities available-for-sale during 2004. There were gross gains of $186,000 and $5.7 million in 2003 and 2002, respectively, and gross losses of $229,000 and $1.5 million in 2003 and 2002.

(3)	Loans and Allowance for Loan Losses
      The following table presents the composition of the loan portfolio at December 31, 2004 and 2003.

	2004	2003

	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,750,063	$3,576,115
Real estate — construction	3,027,228	2,481,281
Commercial real estate — mortgage	3,943,163	3,933,773

Total commercial loans	10,720,454	9,991,169
Consumer loans:
Residential real estate — mortgage	1,566,370	1,653,805
Equity lines of credit	1,401,604	1,122,725
Equity loans	1,069,614	1,046,881
Credit card	505,090	485,487
Consumer installment — direct	484,657	435,326
Consumer installment — indirect	3,109,133	2,630,409

Total consumer loans	8,136,468	7,374,633

Total	$18,856,922	$17,365,802

      At December 31, 2004 approximately $1.2 billion of loans were pledged to secure deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
      A summary of the activity in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002

	(In Thousands)
Balance at beginning of year	$244,882	$232,830	$191,393
Provision charged to income	105,658	119,681	136,331
Allowance for loans sold/securitized	(591)	(3,362)	—
Loans charged off	(117,597)	(123,727)	(109,387)
Loan recoveries	25,987	19,460	14,493

Net charge offs	(91,610)	(104,267)	(94,894)

Balance at end of year	$258,339	$244,882	$232,830

      The recorded investment in impaired loans at December 31, 2004 and 2003 was $34 million and $55 million, respectively. The Company had specific allowance amounts related to those loans of $6 million and $12 million, respectively. There were no impaired loans without a specific allowance at December 31, 2004 or 2003. The average investment in these loans for the years ended December 31, 2004 and 2003 amounted to $45 million and $58 million, respectively.
      Nonperforming assets at December 31, 2004, 2003 and 2002 are detailed in the following table.

	December 31

	2004	2003	2002

	(In Thousands)
Nonaccrual loans	$49,947	$65,870	$81,671
Renegotiated loans	734	218	38

Total nonperforming loans	50,681	66,088	81,709
Other real estate	19,998	29,014	17,300

Total nonperforming assets	$70,679	$95,102	$99,009

      Details of nonaccrual loans at December 31, 2004, 2003 and 2002 appear below:

	2004	2003	2002

	(In Thousands)
Principal balance	$49,947	$65,870	$81,671
Interest that would have been recorded under original terms	4,819	6,228	7,979
Interest actually recorded	2,195	2,736	4,007

(4)	Managed Loans
      In March of 2004 and May of 2003, the Company securitized $589 million of residential mortgage loans and $750 million of equity loans, respectively. In both securitizations, the Company retained 100 percent of the beneficial interests and retained interests. The beneficial interests of both securitizations are AAA and Aaa rated securities by Standard & Poor’s and Moody’s, respectively, and the retained interests include interest only strips (“I/O Strip”) and a servicing asset. The value of the Company’s retained interests, which are subordinate to investors’ interests, are subject to credit, prepayment, and interest rate risks on the transferred financial assets. The beneficial interests are reflected as Investment Securities Held to Maturity, the interest only strips are reflected as Investment Securities Available for Sale and the servicing asset is reflected as Other Assets in the Company’s Consolidated Balance Sheets as of December 31, 2004 and 2003. No gain or

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
loss was recorded on the Company’s Consolidated Statements of Income for either securitization. The Company retained servicing responsibilities in both securitizations and receives annual servicing fees amounting to 37.5 basis points and 25 basis points of the outstanding balance of adjustable rate loans and fixed rate loans, respectively, for the residential mortgage securitization and 50 basis points of the outstanding balance of the equity loan securitization. The securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due.
      At December 31, 2004, key economic assumptions used in measuring the interest only strips and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

		Residential
	Equity	Mortgage
	I/O Strip	I/O Strip

Carrying amount/fair value of retained interests	$22,802	$16,580
Weighted-average life (in years)	1.2	2.4
Prepayment speed assumption (annual rate)	30/36 CPR *	45CPR
Impact on fair value of 10% adverse change	$(676)	$(983)
Impact on fair value of 20% adverse change	$(1,317)	$(1,873)
Expected credit losses (annual rate)	0.68%	0.25%
Impact on fair value of 10% adverse change	$(330)	$(81)
Impact on fair value of 20% adverse change	$(659)	$(163)
Residual cash flows discount rate (annual)	10.0%	10.0%
Impact on fair value of 10% adverse change	$(297)	$(355)
Impact on fair value of 20% adverse change	$(588)	$(700)

*	Constant prepayment rate (CPR) of 30 percent for first liens and 36 percent for second liens
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
      The recorded value of the equity securitization servicing asset was $1.4 million at December 31, 2004. There was no valuation allowance on the originated servicing asset as of December 31, 2004. Additionally, there were no unrecognized servicing assets or liabilities, or servicing assets or liabilities for which it is not practicable to estimate fair value.
      Following are the expected static pool credit losses for both the residential mortgage and the equity loan securitization.

	2004	2005	2006	2007	2008

Actual and Projected Credit Losses	0.24%	0.15%	0.11%	0.08%	0.01%
      Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

Term Securitization Sold
      The Company occasionally sells participations in the guaranteed portion of its Small Business Administration (“SBA”) loans to third parties or securitizes the loans and sells the securities representing the

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
guaranteed portion. The Company does have recourse related to these sales. The Company also retains the unguaranteed portion of the loan or security and classifies this retained portion in loans. The Company retains servicing responsibilities and receives annual servicing fees. The Company recognized gains on the sale of SBA loans of $1.9 million and $4.1 million during 2004 and 2003, respectively.

Securitization Cash Flows
      The table below summarizes certain cash flows received from and paid to securitization trusts (in thousands):

	Year Ended December 31

	2004	2003	2002

Proceeds from collections	$619,600	$779,438	$701,839
Servicing fees received	4,219	2,437	4,725
      The following table presents quantitative information about delinquencies, net credit losses and components of securitized financial assets and other assets managed (in thousands):

		Principal
		Amount of
	Total Principal	Nonaccrual and
	Amount of	90 Days or More	Net Credit
	Loans	Past due Loans	Losses

December 31, 2004:
Loan category:
Commercial, financial and agricultural	$3,890,866	$14,369	$9,314
Commercial real estate — mortgage	3,943,163	15,908	4,290
Real estate — construction	3,027,228	5,073	136
Residential real estate	5,482,040	21,918	8,188
Credit card	505,090	8,957	34,795
Consumer installment	3,593,790	8,769	37,149

Total managed loans	20,442,177	$74,994	$93,872

Loans securitized and sold to third parties	(140,803)
Loans securitized and classified as investment securities held to maturity	(1,444,452)

Loans held in portfolio	$18,856,922

December 31, 2003:
Loan category:
Commercial, financial and agricultural	$3,728,172	$30,468	$17,793
Commercial real estate — mortgage	3,933,773	19,974	2,687
Real estate — construction	2,481,281	10,594	1,818
Residential real estate	5,183,788	20,610	9,936
Credit card	485,487	11,161	34,210
Consumer installment	3,065,735	8,662	38,633

Total managed loans	18,878,236	$101,469	$105,077

Loans securitized and sold to third parties	(152,057)
Loans securitized and classified as investment securities held to maturity	(1,360,377)

Loans held in portfolio	$17,365,802

      At December 31, 2004 and 2003 approximately $3 million and $4 million of securitized loans have been foreclosed, respectively.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002

(5)	Goodwill and Other Acquired Intangible Assets
      The Company has four reporting units with goodwill, which include Corporate Banking with $137 million, Retail Banking with $96 million, Insurance with $63 million and Wealth Management with $7 million. During the year ended December 31, 2004, goodwill increased $8 million, $846,000 and $240,000 within the Insurance, Corporate Banking and the Wealth Management reporting units, respectively, due to an acquisition during 2004 and the payment of contingent consideration during 2004 related to prior acquisitions.
      Each reporting unit is tested for impairment annually in the third quarter. The fair value of each of the reporting units is estimated using the expected present value of future cash flows. The Company’s impairment test indicated that no impairment charge was required at any of the test dates.
      Intangible assets as of December 31, 2004 are detailed in the following table.

	As of December 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

	(In Thousands)
Nonamortizing goodwill	$356,351	$(53,732)	$302,619

Amortizing intangible assets:
Core deposit intangibles	$63,890	$(53,173)	$10,717
Other customer intangibles	39,271	(10,766)	28,505

Total amortizing intangible assets	$103,161	$(63,939)	$39,222

      During the year ended December 31, 2004, the Company recognized $6.5 million in intangible amortization expense and recognized $7.3 million and $9.2 million of intangible amortization expense in the years ended December 31, 2003 and 2002, respectively. Aggregate amortization expense for the years ending December 31, 2005 through December 31, 2009 is estimated to be $5.9 million, $4.6 million, $3.8 million, $3.6 million and $3.3 million, respectively.

(6)	Deposits
      Certificates of deposit of less than $100,000 totaled $1.7 billion at December 31, 2004, while certificates of deposit of $100,000 or more each totaled $2.2 billion. At December 31, 2004, the scheduled maturities of certificates of deposit were as follows (in thousands):

2005	$2,410,131
2006	344,280
2007	665,226
2008	191,909
2009	219,985
Thereafter	109,657

Total	$3,941,188

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002

(7)	Short-Term Borrowings
      The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds and average interest rate at year-end.

	December 31

	2004		2003

		Average		Average
		Interest		Interest
	Ending	Rate at	Ending	Rate at
	Balance	Year-End	Balance	Year-End

	(In Thousands)
Federal funds purchased	$4,218,045	2.17%	$3,715,593	0.89%
Securities sold under agreements to repurchase	313,959	1.73	403,031	0.71

Total	4,532,004		4,118,624
Short sales	2,956	2.99	572	3.35
Commercial paper	97,498	1.25	73,512	0.50
Other short-term borrowings	75,317	1.74	189,453	0.70

Total	175,771		263,537

Total short-term borrowings	$4,707,775		$4,382,161

      Federal funds purchased represent unsecured borrowings from other banks and generally mature within one business day. Securities sold under agreements to repurchase are borrowings with maturities ranging from one to ninety days and are collateralized by securities of the United States Government or its agencies.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002

(8)	Federal Home Loan Bank (“FHLB”) and Other Borrowings
      The following table details the Company’s FHLB advances and other long-term borrowings at December 31, 2004 and 2003, including maturities and interest rates as of December 31, 2004.

		December 31
	Maturity
	Dates	2004	2003

		(In Thousands)
FHLB Advances:
LIBOR-based floating rate (weighted average rate of 3.33%)	2005-2012	$1,825,000	$1,700,000
CMS-based floating rate (weighted average rate of 2.25%)	2006-2009	800,000	1,300,000
Fixed rate, callable quarterly (weighted average rate of 4.19%)	2004-2014	788,536	988,742
Unamortized discount		(15,368)	—

Total FHLB Advances		3,398,168	3,988,742
Subordinated Debentures:
8.375% subordinated debentures	2004	—	50,000
8.10% subordinated debentures	2009	165,000	165,000
6.45% subordinated debentures	2009	96,700	96,700
Fair value of hedged subordinated debentures		33,444	46,043
Unamortized discount		(981)	(1,226)

Total Subordinated Debentures		294,163	356,517
Capital Securities:
8.23% debentures payable to Compass Trust I*	2027	103,093	103,093
9.38% debentures payable to FW Capital I*	2029	—	23,711
7.35% debentures payable to Compass Trust III*	2032	309,279	309,279
Fair value of hedged Capital Securities		17,657	27,760
Class B Preferred Stock		18,012	17,955

Total Capital Securities and Preferred Stock		448,041	481,798
8.25% mortgage payable	2008	600	757

		$4,140,972	$4,827,814

*	Majority of amounts qualify for Tier I Capital
      At December 31, 2004, the FHLB advances were secured by first and second real estate mortgage loans and investment securities totaling $4.6 billion.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
      The following table presents maturity information for the Company’s FHLB and other borrowings as of December 31, 2004.

	FHLB	Subordinated	Capital	Mortgage
	Advances	Debentures	Securities	Payable

	(In Thousands)
Maturing:
2005	$300,000	$—	$—	$170
2006	600,000	—	—	186
2007	100,000	—	—	202
2008	710,460	—	—	42
2009*	609,632	294,163	—	—
Thereafter*	1,078,076	—	448,041	—

Total	$3,398,168	$294,163	$448,041	$600

*	Includes the fair value of hedged subordinated debentures and Capital Securities.

(9)	Capital Securities and Preferred Stock

Capital Securities
      The Company currently has two subsidiary business trusts (Compass Trust I and Compass Trust III) which have issued mandatorily redeemable preferred capital securities (“Trust Preferred Securities”). As guarantor, the Company unconditionally guarantees payment of: accrued and unpaid distributions required to be paid on the Trust Preferred Securities; the redemption price when the Trust Preferred Securities are called for redemption; and amounts due if a trust is liquidated or terminated.
      The Company owns all of the outstanding common stock of each of the two trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent Company (“Capital Securities”). These Capital Securities are the trusts’ only assets and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. The adoption of FIN 46R on December 31, 2003 required the Company to deconsolidate the subsidiary business trust’s Trust Preferred Securities. The Capital Securities are reflected as FHLB and other borrowings in the Company’s Consolidated Balance Sheets.
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
      The subsidiary business trusts have the right to redeem their Trust Preferred Securities: (i) in whole or in part, on or after January 15, 2007 (for debentures owned by Compass Trust I) and March 22, 2007 (for debentures owned by Compass Trust III); and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the offering circulars). If the Trust Preferred Securities issued by Compass Trust I or Compass Trust III are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest.
      On March 19, 2004, the Company redeemed the Capital Securities issued in connection with FW Capital I, a subsidiary business trust.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002

Class B Preferred Stock
      In December 2000, a subsidiary of the Parent Company issued $21 million of Class B Preferred Stock (“Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at December 31, 2004. The Preferred Stock qualifies as Tier I Capital under Federal Reserve Board guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the Board of Directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
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

(10)	Off-Balance Sheet Activities, Derivatives and Hedging

Accounting for Derivative Instruments and Hedging Activities
      The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative instruments as of December 31, 2004 and 2003.

	2004			2003

		Other Than			Other Than
	Trading	Trading		Trading	Trading

	(In Thousands)
Forward and futures contracts	$271,863	$18,708		$771,993	$—
Interest rate swap agreements:
Pay fixed versus receive float	1,384,586	—		1,491,175	—
Receive fixed versus pay float	1,402,189	1,503,836		1,514,564	1,805,200
Written options	63,229	19,812	(1)	32,850	—
Purchased options	97,358	—		78,551	—

(1)	Written options classified as other than trading represent interest rate loan commitments related to the Company’s Mortgage banking activities.
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
      Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. At December 31, 2004, interest rate swap agreements classified as trading were substantially matched. The Company has credit risk of $38 million related to derivative instruments in the trading account portfolio. The credit risk does not consider the value of any collateral but takes into consideration the effects of legally enforceable master netting agreements. For the year ended December 31, 2003, credit losses associated with derivative instruments classified as trading were $1.7 million. There were no credit losses associated with derivative instruments classified as trading for the years ended December 31, 2004 or 2002. At both December 31, 2004 and 2003, there were no nonperforming derivative positions classified as trading.
      The following table presents the notional value and carrying value amounts at December 31, 2004 of the Company’s derivative asset positions held for hedging purposes. These derivative positions are primarily executed in the over-the-counter market. These positions have credit risk of $51 million after consideration of legally enforceable master netting agreements. The credit risk does not take into consideration the value of collateral. The maximum unsecured credit line to any counterparty is $5 million.

	December 31, 2004		December 31, 2003

	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value

	(In Thousands)
Cash Flow Hedges:
Interest rate swap agreements	$700,000	$(3,654)	$1,000,000	$589
Fair Value Hedges:
Interest rate swap agreements	803,836	47,291	805,200	73,238
Forward contracts(1)	18,708	9	—	—

(1)	Derivatives relate to the Company’s mortgage banking activities.
      There were no credit losses associated with derivative instruments classified as nontrading for the years ended December 31, 2004, 2003 or 2002. At both December 31, 2004 and 2003, there were no nonperforming derivative positions classified as nontrading.
      The Company has recorded as liabilities certain short-sale transactions amounting to $3 million and $572,000 at December 31, 2004 and 2003, respectively, which could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable until the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to United States Government securities for which there is an active, liquid market. The Company does not expect the amount of losses, if any, on such transactions to be material because the short-sale transactions are used as a hedge against offsetting long positions in the trading account.

Interest-Rate Risk
      The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.
      Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate swaps and options contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. The Company does not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate options

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
represent contracts that allow the holder of the option to (1) receive cash or (2) purchase, sell or enter into a financial instrument at a specified price within a specified period of time. Certain of these contracts also provide the Company with the right to enter into interest rate swap, cap and floor agreements with the writer of the option.
      By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the Company’s fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Company and, therefore, creates a credit risk for the Company. When the fair value of a derivative instrument contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s credit committee. The Company also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Company’s agreements with derivative counterparties include bilateral collateral arrangements.
      Market risk is the adverse effect that a change in interest rates or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.
      The Company’s derivatives activities are monitored by its Asset/Liability Committee as part of its risk-management oversight of the Company’s treasury functions. The Company’s Asset/Liability Management Committee is responsible for mandating various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate risk management and trading strategies.

Fair-Value Hedges
      The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains and losses, as a result of hedge ineffectiveness, recognized for the years ended December 31, 2004, 2003 and 2002. For the year ended December 31, 2004, the Company recognized a decrease to interest expense of $40.7 million related to interest rate swaps accounted for as fair value hedges. For the years ended December 31, 2003 and 2002, the Company recognized decreases to interest expense of $45.5 million and $37.0 million, respectively. At December 31, 2004, the fair value hedges had a carrying value of $47 million and a weighted average remaining term of 4.0 years.
      Additionally, in 2004 the Company began entering into forward sales commitments, which are commitments for future sales of closed mortgage loans to third parties at a specified price. The change in the value of the forward sales commitment is recognized through current period earnings. The recognition of the change in value of the closed mortgage loans depends on the effectiveness of the hedge. When hedge effectiveness is met, the change in value of the loans is recognized through current period earnings. When hedge effectiveness is not met, the change in the value of the loans is not recognized, but instead is based on the lower of cost or market guidelines. Therefore, any potential gain will not be recognized until the sale of the loan. Fair value hedged gains or losses were immaterial for the twelve months ended December 31, 2004.

Cash-Flow Hedges
      The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets. All components of each derivative instrument’s gain or loss are included

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness were based on the expected change in cash flows of the hedged asset caused by changes in the benchmark interest rate. There were no cash flow hedging gains and losses, as a result of hedge ineffectiveness, recognized for the years ended December 31, 2004 and 2003. During 2004, the Company terminated interest rate swaps that were hedging floating rate commercial loans. At December 31, 2004, a deferred loss of $5 million was included in other comprehensive income and will be amortized into income over the next 17 months as the related loan interest income is recognized. At December 31, 2004, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring. For the year ended December 31, 2004, the Company recognized interest income of $12.1 million related to interest rate swaps and floors accounted for as cash flow hedges. For the years ended December 31, 2003 and 2002, the Company recognized interest income of $53.3 million and $67.3 million, respectively. Deferred net losses of $4 million on derivative instruments not terminated are recorded in other comprehensive income. Based on the current interest rate environment these losses are expected to be reclassified to interest income in the next twelve months as net settlements occur.

Off-Balance Sheet Activities
      During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. The purpose of the conduit is to diversify the Company’s funding sources. Sunbelt was structured as a QSPE, as defined by SFAS No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account portfolio and financing its purchases through the issuance of P-1/F1 rated commercial paper. All assets sold to the conduit were performing and no significant gains or losses were recognized on the sale.
      At December 31, 2004, all securities held by Sunbelt were either AAA or Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. Approximately 100 percent of the securities held by Sunbelt at December 31, 2004 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.8 billion and $904 million at December 31, 2004 and 2003, respectively. The Company realized fee income of $6.0 million and $8.0 million for the years ended December 31, 2004 and 2003, respectively, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At December 31, 2004 and 2003, receivables from Sunbelt were $2 million and $3 million, respectively. There were no outstanding payables to Sunbelt at either December 31, 2004 or 2003. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets has occurred as of December 31, 2004.
      There is currently a proposed amendment to SFAS No. 140, which could result in Sunbelt no longer qualifying as a QSPE. If this amendment is finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company would not have a significant impact on the regulatory capital ratios, as the Company would continue to exceed the minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 1, Summary of Significant Accounting Policies.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002

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
      The following is a schedule of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2004, for leased facilities (in thousands):

2005	$20,183
2006	19,253
2007	16,459
2008	14,424
2009	11,780
Thereafter	70,407

$152,506

      Minimum rentals for all operating leases charged to earnings totaled $27.9 million, $25.7 million and $24.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      The following represents the Company’s commitments to extend credit and standby and commercial letters of credit as of December 31, 2004 and 2003:

	2004	2003

	(In Thousands)
Commitments to extend credit	$11,265,440	$9,993,691
Standby and commercial letters of credit	716,195	451,868
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
      Standby and commercial letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. As of December 31, 2004 and 2003, the recorded amount of these deferred fees was $5 million and $4 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $716 million.
      The Company has potential recourse related to FNMA securitizations. At December 31, 2004, the amount of potential recourse was $22 million.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
      Certain acquisition agreements, related to the insurance agencies and the investment advisory firm, include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals, for a period of typically three years. At December 31, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $20 million, primarily in the form of stock.
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
      The Parent Company and its Subsidiary Banks are subject to regulation by the Board of Governors of the Federal Reserve System. The Subsidiary Banks are also subject to regulation by the Alabama State Banking Department. Various federal and state laws and regulations affect the manner in which the Company operates including minimum capital requirements, limitations on loans and transactions with affiliates and management, and prohibitions on certain tie-in arrangements in connection with an extension of credit. The Company is also regularly reviewed with respect to its compliance with various consumer protection laws and regulations.
      The USA Patriot Act, which is designed to address potential terrorist threats, requires the Company to establish an anti-money laundering program, including customer identification programs and establish due diligence requirements with respect to its private banking operations. The Bank Secrecy Act requires the filing of currency transaction reports and suspicious activity reports with appropriate governmental authorities identifying possible criminal activity conducted through depository institutions.
      If the Company fails to comply with these or other applicable laws and regulations, it may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and in certain circumstances criminal penalties.

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
      At December 31, 2004, the regulatory capital ratios of the Subsidiary Banks exceeded the minimum ratios required for “well-capitalized” banks as defined by federal banking regulators. To be categorized as “well-capitalized”, the Subsidiary Banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10 percent, 6 percent and 5 percent, respectively. Further, in order to continue its status as a financial holding company as defined by the Gramm-Leach-Bliley Act with the enhanced ability afforded thereby to offer products and services and engage in expanded financial activities, the Subsidiary Banks must each comply with such “well-capitalized” standards. There are no conditions or events that management believes have changed the Subsidiary Banks’ category.
      The following table presents the actual capital amounts (in thousands) and ratios of the Company and Compass Bank at December 31, 2004 and 2003.

	Total
	Qualifying Capital		Tier I Capital		Leverage

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004:
Consolidated	$2,555,415	11.12%	$2,088,501	9.09%	$2,088,501	7.51%
Compass Bank	2,420,567	10.56	1,893,653	8.26	1,893,653	6.83
As of December 31, 2003:
Consolidated	$2,397,884	11.52%	$1,892,501	9.09%	$1,892,501	7.25%
Compass Bank	2,213,530	10.67	1,648,147	7.94	1,648,147	6.33
      Dividends paid by the Subsidiary Banks are the primary source of funds available to the Company for payment of dividends to its shareholders and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Subsidiary Banks. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Subsidiary Banks. The Subsidiary Banks could have paid additional dividends to the Parent Company in the amount of $129 million while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2004.
      The Subsidiary Banks are required to maintain cash balances with the Federal Reserve. The average amounts of those balances for the years ended December 31, 2004 and 2003, were approximately $189 million and $212 million, respectively.
      In January and August of 2003, the Company announced that its Board of Directors authorized share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, respectively, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through December 31, 2004, 6.1 million shares had been repurchased under the January 2003 program at a cost of $229 million. Approximately 792,000 of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At December 31, 2004, approximately 4.3 million shares remained available for repurchase under the programs. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions, and other factors.

(13)	Stock Based Compensation
      The Company has three long-term incentive compensation plans and one employee stock purchase plan. The incentive compensation plans provide for employees to purchase shares of the Company’s $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1996 Long Term Incentive Plan, the 1999 Omnibus Incentive Compensation Plan and the 2002 Incentive Compensation Plan, shares of the Company’s common stock have been reserved for issuance. At December 31, 2004, approximately

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
3.5 million shares of the Company’s common stock were available for issuance. The majority of the options granted under the plans must be exercised within 10 years from the date of grant. The stock option agreements state that options may be exercised in whole or in part until the expiration date. The plans also provide for the granting of stock appreciation rights to certain holders of nonqualified stock options. A stock appreciation right allows the holder to surrender an exercisable stock option in exchange for common stock (at fair market value on the date of exercise), cash, or a combination thereof, in an amount equal to the excess of the fair market value of covered shares over the option price of such shares. There were no outstanding stock appreciation rights as of December 31, 2004 or December 31, 2003.
      During 2001, the Company established the Compass Share Accumulation Plan, formerly known as the ShareBuilder Plan, with the intention that the plan qualify under Section 423(b) of the Internal Revenue Code. The purpose of this plan is to provide employees of the Company with an opportunity to purchase the common stock of the Company through accumulated payroll deductions. At December 31, 2004, approximately 3.2 million shares of the Company’s common stock were available for issuance. Under the plan, employees may contribute up to 10 percent of their annual salary to be accumulated for the purchase of the Company’s common stock at a 15 percent discount to the market price on the offering date or the exercise date of the offering period, whichever is lower. During 2004, approximately 242,000 shares of common stock were issued under the Compass Share Accumulation Plan.
      The following summary sets forth activity under the plans for the years ended December 31:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of the year	7,723,209	$25.54	7,112,497	$23.36	7,008,182	$20.89
Granted	1,499,337	38.44	1,806,794	31.82	1,974,313	29.11
Exercised	(1,268,139)	22.75	(1,032,136)	21.16	(1,712,799)	19.85
Forfeited	(186,437)	30.00	(163,946)	27.57	(157,199)	23.60

Outstanding, end of the year	7,767,970	$28.42	7,723,209	$25.54	7,112,497	$23.36

Weighted average fair value of options granted during the year	$7.14		$5.90		$5.87
Exercisable, end of the year	5,055,339		4,747,002		4,567,702
      Of the 7,767,970 outstanding options at December 31, 2004, 5,055,339 were exercisable, at a weighted average exercise price of $24.86, with the remaining 2,712,631 having a vesting period of up to three years. Exercise prices for options outstanding as of December 31, 2004, ranged from $11.55 to $45.85.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
      The following table provides certain information with respect to stock options outstanding at December 31, 2004:

			Weighted-
		Weighted-	Average
	Stock	Average	Remaining
	Options	Exercise	Contractual
Range of Exercise Prices	Outstanding	Price	Life

$10.00 - $14.99	130,973	$13.30	0.68
$15.00 - $19.99	820,839	17.41	4.44
$20.00 - $24.99	1,688,334	22.03	5.21
$25.00 - $29.99	1,966,879	28.92	5.97
$30.00 or more	3,160,945	35.00	8.72

	7,767,970

      At December 31, 2004, the shares under option included nonqualified options issued to certain executive officers to acquire shares of common stock as follows: 3,645,706 shares at year-end 2004, 2,533,210 shares at year-end 2003 and 1,994,402 shares at year-end 2002. Options are issued with exercise prices equal to the market value of the stock on the date of grant.
      During 2004, 2003 and 2002, the Company awarded 162,372, 170,026 and 95,800 shares, respectively, of restricted common stock to certain executive officers with a fair value of $6.3 million, $5.0 million and $2.8 million, respectively, under the long-term incentive compensation plans. The fair value of the shares expected to vest is expensed over a three-year period. Because the restricted stock is legally issued and outstanding, the fair value of the restricted stock is reflected in common stock and surplus with a corresponding offset for the amount of unearned compensation expense. During 2004, 2003 and 2002, compensation expense of $4.4 million, $2.9 million and $2.2 million, respectively, was recognized in connection with the restricted stock.

(14)	Benefit Plans
      The Company sponsors a defined benefit pension plan pursuant to which vested participants are entitled to a monthly benefit upon retirement equal to a percentage of their eligible compensation (generally defined as direct cash compensation exclusive of bonuses and commissions) earned in the five consecutive years of benefit service which produce the highest average. Prior to January 1, 2003, the percentage amount of the benefit was determined by multiplying the number of years, up to 30, of a participant’s service with the Company by 1.8 percent. Benefits were reduced by Social Security payments at the rate of 1.8 percent of the primary Social Security benefit multiplied by years of service up to 30 years. Effective January 1, 2003, the Company-sponsored defined benefit pension plan was modified to eliminate the Social Security offset feature of the monthly benefit calculation. Under the modified formula, benefits are generally based on years of service, age at retirement and the employee’s average compensation earned in the five consecutive years of service which produce the highest average. All employees of the Company who are over the age of 21 and have worked 1,000 hours or more in their first 12 months of employment or 1,000 hours or more in any calendar year thereafter are eligible to participate, except for project consultants, employees of certain insurance and investment management affiliates, or employees hired for the first time by the Company after January 1, 2002. Effective January 1, 2003, the defined benefit pension plan was closed to new participants. Employees are generally vested after five years of service. Benefits are payable monthly commencing on the later of age 65 or the participant’s date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55, if they have at least 5 years of service. The Company makes contributions to the pension

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
fund in amounts at least sufficient to satisfy the funding requirements of the Employee Retirement Income Security Act.
Obligations and Funded Status

	Pension Benefits
	December 31

	2004	2003

	(In Thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$136,147	$117,707
Service cost	6,829	6,179
Interest cost	8,448	7,798
Actuarial loss	20,490	7,201
Benefits paid	(3,053)	(2,738)

Benefit obligation at end of year	168,861	136,147

Change in plan assets
Fair value of plan assets at the beginning of the year	143,552	116,360
Actual return on plan assets	10,539	8,930
Employer contribution	13,220	21,000
Benefits paid	(3,053)	(2,738)

Fair value of plan assets at end of year	164,258	143,552

Funded status	(4,603)	7,405
Unrecognized net actuarial loss	49,726	30,281
Unrecognized prior service cost	266	300

Net amount recognized	$45,389	$37,986

      Amounts recognized in the statement of financial position consist of:

	Pension Benefits
	December 31

	2004	2003

	(In Thousands)
Prepaid benefit cost	$45,389	$37,986
Accrued benefit liability	—	—
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$45,389	$37,986

      The accumulated benefit obligation for the defined benefit pension plan was $141 million and $116 million at December 31, 2004 and 2003, respectively.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
Components of Net Periodic Benefit Cost

	Pension Benefits

	2004	2003

	(In Thousands)
Service cost	$6,829	$6,179
Interest cost	8,448	7,798
Expected return on plan assets	(11,128)	(10,059)
Amortization of prior service cost	34	34
Recognized net actuarial (gain) loss	1,634	1,009

Net periodic benefit cost	$5,817	$4,961

Additional Information

	Pension Benefits

	2004	2003

	(In Thousands)
Increase in minimum liability included in other comprehensive income	$—	$—
Assumptions
Weighted average assumptions used to determine benefit obligation at December 31,
Discount rate	5.75%	6.25%
Rate of compensation increase	4.00	3.50
Weighted average assumptions used to determine net cost for year ended December 31,
Discount rate	6.25%	6.75%
Expected return on plan assets	7.50	8.00
Rate of compensation increase	3.50	4.00
      To develop the assumed long-term rate of return on Plan assets, the company considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation and a range of expected long-term rates of return is developed. Based on this information, developed by a third-party actuary, the Plan’s Retirement Committee sets the expected rate of return assumption. Based on the results of the annual policy review of the Plan in 2004 and 2003 and temporary modifications to the asset allocation targets, the assumed long-term rate of return on Plan assets was lowered from 8.0 percent in 2003 to 7.5 percent in 2004. Also, based on this review in the current year, the assumed long-term rate of return on plan assets has been maintained at 7.5 percent for 2005.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
Plan Assets
      The Company’s pension plan asset allocation at December 31, 2004 and 2003, by asset category are as follows:

	Percentage of
	Plan Assets
	December 31

Asset Category	2004	2003

Cash Securities	2.1%	39.4%
Equity Securities	60.0	40.8
Debt Securities	37.9	19.8

Total	100.0%	100.0%

      Plan assets consist primarily of various listed mutual funds, including money market, equity and fixed income mutual funds. The Company’s funding policy is to contribute cash to its pension plans in amounts at least sufficient to satisfy the minimum funding requirements under the Employee Retirement Income Security Act.
      The Company’s Retirement Committee sets the investment policy for the Plan and reviews investment performance and asset allocation on a quarterly basis. The long-term asset allocation policy for the Plan is a target of 60 percent equities and 40 percent fixed income securities, including both debt and cash and cash equivalent securities. The target asset allocations are subject to substantial adjustment depending on market circumstances and market outlook and may involve temporary deviations from historical ranges of the Plan’s debt to equity ratios, if deemed necessary. Based on market conditions in 2003 and 2004, the Retirement Committee elected to continue with a near-term asset mix that varied from its long-term asset allocation target through most of 2004. During the first two quarters of 2004, the Retirement Committee continued with a near-term asset allocation of 40 percent cash and cash equivalents, 20 percent fixed income and 40 percent equities. In the third quarter, the Retirement Committee approved the reinvestment of assets to reflect the pension plan’s long-term asset allocation policy of 60 percent equities and 40 percent fixed income securities (including debt, cash, and cash equivalents) by the end of 2004.
      Beginning in 2003, the Company sponsored a defined contribution profit sharing plan. During 2002, employees participating in the defined benefit plan could choose to participate in a newly established defined contribution profit sharing plan in lieu of future accumulation of benefit service in the defined benefit plan. The plan, which became effective January 1, 2003, meets the requirements of Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended. The Company will make contributions on behalf of each participant in the plan based on eligible pay and years of service. The Company’s contribution ranges from two to three percent of the employee’s base compensation based on the employee’s years of service. Participation in the plan is limited to employees hired for the first time after January 1, 2002, and those participants in the defined benefit plan who, in 2002, chose to forego future accumulation of benefit service. The Company recognized a curtailment charge of $275,000 in 2002 due to accelerated prior service cost recognition on those defined benefit participants choosing to forego future accumulation of benefit service.
      In 1997, the Company established benefit plans for certain key executives that provide additional retirement benefits not otherwise provided in the Company’s basic benefit plans. These plans had an unfunded projected benefit obligation of $19.3 million in 2004 and $16.4 million in 2003 and a net plan liability of $14.9 million and $11.6 million, that is reflected in accrued expenses and other liabilities, as of December 31, 2004 and 2003, respectively. Net periodic expenses of the plans were $3.4 million, $3.3 million and $3.8 million in 2004, 2003 and 2002 respectively. During 2004, the Company recognized an additional minimum pension liability related to this benefit plan of $3.5 million through other comprehensive income.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
      The Company sponsors an employee stock ownership plan (“ESOP”) which meets the requirements of Sections 401(a), 401(k) and 501(a) of the Internal Revenue Code of 1986, as amended, and the requirements of the Employee Retirement Income Security Act of 1974. Under the plan, employees may contribute up to 25 percent of their salaries on a pretax basis subject to statutory limits. The Company, at its discretion and as specified by the Board of Directors, may match up to 100 percent of 4 percent of the participants’ compensation contributed to the plan for those employees participating in the defined contribution profit sharing plan. For those employees not participating in the defined contribution plan, the Company may match up to 100 percent of 3 percent of the participant’s compensation contributed to the plan. In addition to or in lieu of the matching contributions, the Company may make non-matching contributions in amounts determined by the Board of Directors. The Company’s contributions are invested in common stock of the Company that is purchased on the open market. The Company’s matching contributions are based on predetermined income levels and totaled $6.9 million in 2004, $6.7 million in 2003 and $5.7 million in 2002. The Company did not make non-matching contributions in 2004, 2003 or 2002. Company matching contributions are vested immediately for employees hired before January 1, 2001, and vest ratably over a three-year period for employees hired after January 1, 2001. Company non-matching contributions are allocated to participants’ accounts based on their base compensation and are vested after five years of employment.
      The Company has a Director & Executive Stock Purchase Plan, formerly known as the Monthly Investment Plan. The plan was amended during 2001 to change the name and exclude certain employees that would be participating in the Compass Share Accumulation Plan, formerly the Compass ShareBuilder Plan. Under the amended plan, directors can contribute directors’ compensation up to $50,000 per year and can make additional contributions up to $5,000 per month. Certain employees can contribute excess Section 423(b) plan contributions, but not exceeding 10 percent of their salary when combined with Section 423(b) plan contributions. The Company will match 45 percent of director compensation contributions, 15 percent of additional cash contributions and 30 percent of employee contributions. The common stock is purchased in the open market and brokerage fees and other incidental expenses are absorbed by the Company. Costs incurred by the Company under the plan were $336,000 in 2004, $203,000 in 2003 and $96,000 in 2002 and are reflected in salaries, benefits and commissions expense and other expense.

(15)	Business Combinations and Divestitures

Business Combinations
      On January 7, 2005, the Company completed the acquisition of Stavis, Margolis Advisory Services, Inc. (“SMA”), a Houston, Texas based investment advisory firm with approximately $500 million in assets under management. SMA specializes in providing independent financial planning advisory services including investment, estate, retirement and business succession planning for high net worth individuals, corporate executives, business owners and professionals.
      On January 5, 2005, the Company completed the acquisition of Warren Benefits Group, LP, a Houston, Texas based full-line general insurance brokerage firm, which specializes in providing broad-based group health and welfare plans as well as health and life insurance products.
      On October 4, 2004, the Company completed the acquisition of Sevier Insurance Agency (“Sevier”), a Birmingham, Alabama based full-line general insurance brokerage firm, which services commercial and retail customers in the southeastern United States. Sevier specializes in providing property and casualty insurance, personal insurance, life insurance and surety products.
      On July 2, 2003, the Company completed the acquisition of Apogee Holdings, Inc., a Houston, Texas based compensation and benefits consulting company, which specializes in providing health and welfare plans,

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
qualified retirement plan services, executive benefits and compensation consulting to corporate clients, as well as personal wealth transfer planning to high net worth individuals.
      On March 10, 2003, the Company completed the acquisition of Maxson-Mahoney-Turner, Inc. (“MM&T”), a Dallas, Texas based full-line general insurance brokerage firm, which services commercial and retail customers in the Dallas/Ft. Worth metroplex and the southwestern United States. MM&T specializes in providing property and casualty insurance, personal insurance, employee benefit plans and surety products.
      On March 3, 2003, the Company completed the acquisition of Mueller & Associates, Inc. (“Mueller”), a Tucson, Arizona based full-line general insurance brokerage firm, which services commercial and retail customers in Tucson and throughout the state of Arizona. Mueller specializes in providing property and casualty insurance, personal insurance, life insurance and surety products.
      On December 2, 2002, the Company completed the acquisition of St. Johns Investment Management Company, a Jacksonville, Florida based investment advisory firm, which specializes in providing comprehensive wealth management for high net worth individuals, families, not-for-profit organizations, trusts, 401(k) plans, retirement and pension plans, corporations, endowments and foundations.
      On July 10, 2002, the Company completed the acquisition of Schaefer-Smith-Ankeney Insurance Agency, Inc., a Phoenix, Arizona based full-line general insurance brokerage firm, which services commercial and retail customers in the Phoenix metropolitan area.
      On May 30, 2002, the Company completed the acquisition of Olson & Olson, Ltd. (“Olson & Olson”), a Denver, Colorado based full-line general insurance brokerage firm, which services commercial and retail customers in the Denver metropolitan area. Olson & Olson specializes in providing property and casualty insurance, personal insurance, employee benefit plans and surety products.
      On January 4, 2002, the Company completed the acquisition of Horizons Insurance Group, Inc. (“Horizons”), a Dallas, Texas based full-line general insurance brokerage firm, which services commercial and retail customers in the Dallas/Fort Worth metroplex and the southwestern United States. Horizons specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and individuals.
      Several of the acquisition agreements include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At December 31, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $20 million, primarily in the form of stock.

Divestitures
      During 2003, the Company completed the sale of two non-strategic banking centers in Nebraska. A gain of $2.1 million was realized on the sale and is included in other income in the Consolidated Statements of Income for the year ended December 31, 2003.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002

(16)	Income Taxes
      For the years ended December 31, 2004, 2003 and 2002, income tax expense consists of:

	2004	2003	2002

	(In Thousands)
Current income tax expense:
Federal	$174,118	$167,415	$141,442
State	7,772	9,747	8,051

Total	181,890	177,162	149,493

Deferred income tax expense (benefit):
Federal	3,420	726	13,800
State	188	(1,606)	(534)

Total	3,608	(880)	13,266

Total income tax expense	$185,498	$176,282	$162,759

      During 2004, the Company made income tax payments of approximately $152.9 million and received cash income tax refunds amounting to approximately $871,000. For 2003 and 2002, income tax payments were approximately $206.4 million and $208.4 million, respectively. Cash income tax refunds amounted to approximately $378,000 in 2003 and $2.6 million for 2002.
      Income tax expense differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

	2004		2003		2002

		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings

	(In Thousands)
Income tax expense at federal statutory rate	$194,349	35.0%	$181,353	35.0%	$167,005	35.0%
Increase (decrease) resulting from:
Tax-exempt income	(8,631)	(1.5)	(8,538)	(1.6)	(9,754)	(2.0)
State income tax expense net of federal income tax benefit	5,174	0.9	5,292	1.0	4,886	1.0
Other	(5,394)	(1.0)	(1,825)	(0.4)	622	0.1

Income tax expense	$185,498	33.4%	$176,282	34.0%	$162,759	34.1%

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below:

	2004	2003

	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$98,721	$94,824
Net unrealized losses on securities available for sale, hedging instruments and additional minimum pension liability	14,080	—
Other deferred tax assets	23,235	15,090

Total assets	136,036	109,914

Deferred tax liabilities:
Premises and equipment	42,884	34,303
Lease financing	24,145	37,623
Net unrealized gains on securities available for sale and hedging instruments	—	20,322
Core deposit and other acquired intangibles	19,607	18,785
Prepaid pension benefit cost	17,157	14,344
Loan costs	16,011	—
Other deferred tax liabilities	16,086	15,185

Total liabilities	135,890	140,562

Net deferred tax asset (liability)	$146	$(30,648)

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002

(17)	Parent Company
      The condensed financial information for Compass Bancshares, Inc. (Parent Company only) is presented as follows:
Balance Sheets

	December 31

	2004	2003

	(In Thousands)
ASSETS
Cash and due from banks*	$254,212	$300,322
Investment securities available for sale	29,621	30,810
Investment in subsidiaries*	2,297,169	2,095,857
Other assets*	53,650	52,986

Total assets	$2,634,652	$2,479,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$97,498	$73,512
Accrued expenses and other liabilities*	61,872	18,790
Junior subordinated debt payable to unconsolidated subsidiary trusts	430,029	463,843
Subordinated debentures and other borrowings	—	51,947

Total liabilities	589,399	608,092
Shareholders’ equity	2,045,253	1,871,883

Total liabilities and shareholders’ equity	$2,634,652	$2,479,975

*	Eliminates in consolidation

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
Statements of Income

	Year Ended December 31

	2004	2003	2002

	(In Thousands)
Income:
Cash dividends from subsidiaries*	$120,000	$350,371	$205,319
Interest on investments with affiliates *	7,466	7,797	7,740
Other	3,245	1,690	565

Total income	130,711	359,858	213,624
Expense:
Interest on commercial paper and other borrowings	1,586	4,828	21,670
Other	20,621	18,876	5,218

Total expense	22,207	23,704	26,888
Income before income tax benefit and equity in undistributed earnings of subsidiaries	108,504	336,154	186,736
Applicable income tax benefit	(4,342)	(5,372)	(6,959)

	112,846	341,526	193,695
Equity in undistributed earnings of subsidiaries*	256,938	342	120,704

Net income	$369,784	$341,868	$314,399

*	Eliminates in consolidation

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
Statements of Cash Flows

	Year Ended December 31

	2004	2003	2002

	(In Thousands)
Operating Activities:
Net income	$369,784	$341,868	$314,399
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	4,459	2,994	2,293
Equity in undistributed earnings	(256,938)	(342)	(120,704)
Increase in other assets	(12,741)	(2,954)	(8,061)
Increase (decrease) in other liabilities	6,473	(7,492)	8,144

Net cash provided by operating activities	111,037	334,074	196,071
Investing Activities:
Proceeds from sales of investment securities available for sale	—	—	1,441
Proceeds from call of investment securities available for sale	4,310	—	—
Capital receipts from (contributions to) subsidiaries	683	(1,683)	(368)

Net cash (used in) provided by investing activities	4,993	(1,683)	1,073
Financing Activities:
Net increase (decrease) in commercial paper	23,986	(3,416)	(18,172)
Repayment of other borrowings	(50,000)	(75,000)	—
Issuance (repurchase) of junior subordinated debt payable to subsidiary trusts	(23,000)	(12,000)	300,000
Common dividends paid	(118,533)	(139,376)	(128,183)
Purchase of treasury stock	(33,829)	(213,227)	(130,587)
Issuance of treasury stock for benefit plans and stock options	9,998	8,466	10,056
Repayment of loans to finance stock purchases	616	1,126	5,404
Proceeds from exercise of stock options	28,622	22,742	30,354

Net cash (used in) provided by financing activities	(162,140)	(410,685)	68,872

Net increase (decrease) in cash and due from banks	(46,110)	(78,294)	266,016
Cash and due from banks at beginning of the year	300,322	378,616	112,600

Cash and due from banks at end of the year	$254,212	$300,322	$378,616

(18)	Fair Value of Financial Instruments
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
December 31, 2004, 2003 and 2002
      The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
      Cash and due from banks: Fair value equals the carrying value of such assets.
      Investment securities held to maturity and investment securities available for sale: Fair values of investment securities held to maturity and investment securities available for sale are based primarily on quoted or other independent market prices. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics or discounted cash flows.
      Trading account assets: Fair value of trading account assets are based primarily on quoted or other independent market prices. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics or discounted cash flows.
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002

	At December 31, 2004		At December 31, 2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In Thousands)
Financial Instruments:
Assets:
Cash and due from banks	$585,679	$585,679	$726,492	$726,492
Investment securities held to maturity	2,767,099	2,768,334	2,936,344	2,949,023
Investment securities available for sale	4,398,184	4,398,184	4,375,208	4,375,208
Trading account assets	60,156	60,156	59,024	59,024
Federal funds sold and securities purchased under agreements to resell	46,948	46,948	78,165	78,165
Loans	18,856,922	18,542,415	17,365,802	17,397,215
Liabilities:
Noninterest bearing deposits	$5,476,140	$5,476,140	$4,627,153	$4,627,153
Interest bearing deposits	11,563,011	11,568,839	11,060,670	11,101,440
Federal funds purchased and securities sold under agreements to repurchase	4,532,004	4,532,004	4,118,624	4,118,624
Other short-term borrowings	175,771	175,771	263,537	263,537
FHLB and other borrowings	4,140,972	4,156,322	4,827,814	5,034,436

(19)	Segment Information
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
      The Retail Banking segment serves the Company’s consumer customers through its 382 full-service banking centers and through the use of alternative delivery channels such as personal computer, internet, and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage. In addition, Retail Banking serves the Company’s small business customers and the Company’s indirect automobile portfolio.
      The Wealth Management segment provides specialized investment portfolio management, traditional credit products, financial counseling and customized services to the Company’s private clients and foundations, as well as investment management and retirement services to companies and their employees.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
      The Treasury segment’s primary function is to manage the investment securities portfolio, public entity deposits, the interest rate sensitivity of the Company’s balance sheet and the liquidity and funding positions of the Company.
      Activities that are not directly attributable to the reportable operating segments, for example, the activities of the Parent Company and support functions, including accounting, loan review and the elimination of intercompany transactions, are presented under Corporate Support and Other.
      The following table presents the segment information for the Company’s segments as of and for the year ended December 31, 2004, 2003 and 2002.
For the Year ended December 31, 2004

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

	(In Thousands)
Income Statement:
Net interest income	$343,097	$344,673	$47,549	$80,885	$95,624	$911,828
Noninterest income	139,763	402,495	29,316	55,895	(9,879)	617,590
Noninterest expense	197,038	392,312	39,359	40,886	198,883	868,478

Segment net income (loss)	$285,822	$354,856	$37,506	$95,894	$(113,138)	660,940

Provision for loan losses						105,658

Net income before income tax expense						555,282
Income tax expense						185,498

Net income						$369,784

Balance Sheet:
Average assets	$9,927,938	$6,717,578	$1,213,556	$7,657,565	$2,144,438	$27,661,075
Average loans	9,789,575	6,467,840	1,204,768	—	537,172	17,999,355
Average deposits	4,609,496	9,287,107	1,243,356	1,283,685	(11,847)	16,411,797
Period-end assets	$10,238,188	$7,104,790	$1,294,636	$7,669,452	$1,877,562	$28,184,628
Period-end loans	10,101,932	6,848,770	1,285,285	—	620,935	18,856,922
Period-end deposits	4,826,556	9,615,470	1,211,464	1,420,492	(34,831)	17,039,151

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
For the Year ended December 31, 2003

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

	(In Thousands)
Income Statement:
Net interest income	$313,011	$277,847	$37,758	$64,694	$216,220	$909,530
Noninterest income	131,738	349,410	28,286	26,313	(9,563)	526,184
Noninterest expense	185,164	368,128	38,325	12,073	194,193	797,883

Segment net income	$259,585	$259,129	$27,719	$78,934	$12,464	637,831

Provision for loan losses						119,681

Net income before income tax expense						518,150
Income tax expense						176,282

Net income						$341,868

Balance Sheet:
Average assets	$9,230,631	$5,958,776	$1,025,863	$6,687,490	$2,239,959	$25,142,719
Average loans	9,074,624	5,723,692	1,017,144	—	980,728	16,796,188
Average deposits	3,995,440	8,946,112	1,226,041	788,987	39,269	14,995,849
Period-end assets	$9,555,757	$6,406,731	$1,092,830	$7,673,763	$2,234,032	$26,963,113
Period-end loans	9,421,536	6,135,978	1,084,268	—	724,020	17,365,802
Period-end deposits	4,383,398	9,035,555	1,265,937	1,014,957	(12,024)	15,687,823
For the Year ended December 31, 2002

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

	(In Thousands)
Income Statement:
Net interest income	$375,991	$370,955	$51,643	$115,513	$10,753	$924,855
Noninterest income	92,325	289,205	26,006	33,538	(11)	441,063
Noninterest expense	174,645	336,332	35,579	18,551	187,322	752,429

Segment net income (loss)	$293,671	$323,828	$42,070	$130,500	$(176,580)	613,489

Provision for loan losses						136,331

Net income before income tax expense						477,158
Income tax expense						162,759

Net income						$314,399

Balance Sheet:
Average assets	$8,908,143	$5,016,144	$883,500	$7,043,444	$1,503,096	$23,354,327
Average loans	8,800,787	4,750,679	874,054	—	675,324	15,100,844
Average deposits	3,501,461	8,831,532	1,126,950	612,930	70,417	14,143,290
Period-end assets	$9,054,074	$5,596,187	$951,353	$6,180,044	$2,143,931	$23,925,589
Period-end loans	8,914,602	5,335,406	942,034	—	1,289,278	16,481,320
Period-end deposits	3,865,850	8,782,925	1,212,364	1,205,030	69,218	15,135,387

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002
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
      The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The 2003 and 2002 segment information has been revised to conform to the 2004 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

(20)	Earnings Per Share
      Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31

	2004	2003	2002

	(In Thousands, Except Per Share Data)
BASIC EARNINGS PER SHARE:
Net income	$369,784	$341,868	$314,399
Plus: Adjustment	—	—	—

Net income available to common shareholders	$369,784	$341,868	$314,399

Weighted average basic common shares outstanding	122,254	124,656	127,575

Basic earnings per share	$3.02	$2.74	$2.46

DILUTED EARNINGS PER SHARE:
Net income	$369,784	$341,868	$314,399
Plus: Adjustment	—	—	—

Net income available to common shareholders and assumed conversions	$369,784	$341,868	$314,399

Weighted average common shares outstanding	122,254	124,656	127,575
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using average market price for the year	3,162	2,530	2,275

Weighted average diluted common shares outstanding	125,416	127,186	129,850

Diluted earnings per share	$2.95	$2.69	$2.42

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002

(21)	Comprehensive Income
      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources.
      The following is a summary of the components of other comprehensive income:

	Year Ended December 31

	2004	2003	2002

	(In Thousands)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on investment securities available for sale, net	$(41,152)	$(106,955)	$119,306
Less reclassification adjustment for gains (losses) on investment securities available for sale	27,336	(43)	4,233
Net change in additional minimum pension liability	(3,469)	—	—
Amortization of unrealized net holding losses on investment securities available for sale transferred to investment securities held to maturity	(10,702)	(2,437)	—
Net change in accumulated losses on cash-flow hedging instruments	(14,572)	(48,974)	(10,165)

Other comprehensive income (loss), before income taxes and cumulative effect adjustment	(97,231)	(158,323)	104,908

Income tax expense (benefit) related to other comprehensive income:
Unrealized holding gain (loss) on investment securities available for sale	(15,469)	(40,211)	44,149
Less reclassification adjustment for gains (losses) on investment securities available for sale	10,276	(16)	1,591
Net change in additional minimum pension liability	(1,304)	—	—
Amortization of unrealized net holding losses on investment securities available for sale transferred to investment securities held to maturity	(4,023)	(916)	—
Net change in accumulated gains (losses) on cash-flow hedging instruments	(5,477)	(18,409)	(3,821)

Total income tax expense (benefit) related to other comprehensive income	(36,549)	(59,520)	38,737

Other comprehensive income (loss), after income taxes	$(60,682)	$(98,803)	$66,171

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2004, 2003 and 2002

(22)	Supplemental Disclosure for Statement of Cash Flows
      The Company paid approximately $351 million, $380 million and $460 million in interest on deposits and other liabilities during 2004, 2003 and 2002, respectively. The following table presents the Company’s noncash investing and financing activities for the years ended December 31, 2004, 2003 and 2002.

	December 31

	2004	2003	2002

	(In Thousands)
Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$21,982	$32,255	$17,901
Transfers of investment securities to held to maturity securities	—	2,766,955	—
Increase in other assets and investment securities available for sale and long-term debt from FIN 46 deconsolidation	—	43,893	—
Loans to facilitate the sale of other real estate owned	1,006	324	291
Assets retained in loan securitizations	589,912	1,141,866	—
Loans to finance stock purchases	863	372	3,568
Change in unrealized gain (loss) on available-for-sale securities	(68,488)	(106,912)	115,073
Issuance of restricted stock, net of cancellations	8,571	6,546	2,764
Treasury stock exchanged for acquisition earnout	4,741	—	—
Business combinations and divestitures:
Common stock issued	3,658	15,721	43,690
Assets acquired	5,771	20,876	73,637
Liabilities assumed	2,381	6,824	24,606
Assets sold	—	41,853	1,180
Liabilities sold	—	70,032	1,136

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable

ITEM 9A —	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.
      Based on their evaluation as of December 31, 2004, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting
      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as of December 31, 2004. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B —	OTHER INFORMATION
      None
PART III

ITEM 10 —	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, the information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Additional Information Concerning the Board of Directors,” “Code of Conduct and Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation and Other Information” of the Company’s Proxy Statement to be filed for the 2005 Annual Meeting of Stockholders.

ITEM 11 —	EXECUTIVE COMPENSATION
      The information required by this item is incorporated by reference to the sections entitled “Executive Compensation and Other Information” of the Company’s Proxy Statement for the 2005 Annual Meeting of

Stockholders. See Item 12 of this Annual Report on Form 10-K for additional information concerning the Company’s equity compensation plans.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information required by this item is incorporated by reference to the sections entitled “Beneficial Security Ownership of Management and Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Company’s Proxy Statement to be filed for the 2005 Annual Meeting of Stockholders.
Equity Compensation Plan Information
      The following table presents information regarding the Company’s equity compensation plans at December 31, 2004:

Number of
	Securities to be				Number of Securities Remaining
	Issued upon Exercise		Weighted-Average		Available for Future Issuance under
	of Outstanding		Exercise Price of		Equity Compensation Plans
	Options, Warrants		Outstanding Options,		(Excluding Securities Reflected in
	and Rights		Warrants and Rights		Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders
Stock option awards(1)	8,154,533	(2)	$28.42		3,479,632
Stock purchase plans(3)	—	(4)	—	(4)	3,184,044
Equity compensation plans not approved by security holders	—		—		—

Total	8,154,533		$28.42		6,663,676

(1)	Consists of awards granted under the 1996 Long-Term Incentive Plan, the 1999 Omnibus Incentive Compensation Plan and the 2002 Incentive Compensation Plan.

(2)	Amount includes 386,563 of restricted shares awarded, subject to vesting requirements.

(3)	Consists of the Compass Share Accumulation Plan, formerly known as the Compass ShareBuilder Plan

(4)	The number of shares that may be issued pursuant to Compass’ stock purchase plans during a given period and the purchase price of such shares cannot be determined in advance of such purchases

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14 —	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this item is incorporated by reference to the section entitled “Independent Accountants” of the Company’s Proxy Statement to be filed for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Compass Bancshares, Inc. and Subsidiaries Financial Statements

(b)	Exhibits

(3)		Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

	(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

	(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

	(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

	(d)	Certificate of Amendment, dated September 16, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

	(e)	Certificate of Amendment, dated November 3, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

	(f)	Certificate of Amendment, dated May 15, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

	(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

	(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K filed with the Commission)

(4)		Instruments Defining the Rights of Security Holders, Including Indentures

	(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(b)	Exhibits (continued)

	(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(10)		Material Contracts

	(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

	(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

	(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

	(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

	(e)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-15373, filed November 1, 1996, with the Commission)

	(f)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

	(g)	Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

	(h)	First Amendment to Employment Agreement, dated March 31, 1997, between Compass Bancshares, Inc. and D. Paul Jones, Jr.

	(i)	First Amendment to Employment Agreement, dated April 14, 1997, between Compass Bancshares, Inc. and Garrett R. Hegel

	(j)	First Amendment to Employment Agreement, dated April 18, 1997, between Compass Bancshares, Inc. and G. Ray Stone

	(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

	(l)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

	(m)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

	(n)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission

	(o)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and G. Ray Stone

	(p)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

(b)	Exhibits (continued)

	(q)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

	(r)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K filed with the Commission)

	(s)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q filed with the Commission)

	(t)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

	(u)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001(incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K filed with the Commission)

	(v)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission)

	(w)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)
(21)		Subsidiaries of the Registrant

(23)		Consents of experts and counsel

(24)		Power of Attorney

(31)(a)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(31)(b)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer

(32)(a)		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(32)(b)		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer
      Certain financial statement schedules and exhibits have been omitted because they are either not required or the information is otherwise included in the Notes to Consolidated Financial Statements.
Exhibit 21 — Subsidiaries of the Registrant

Subsidiaries	State of Incorporation

Compass Bank	Alabama
Central Bank of the South	Alabama
Compass Southwest LP	Texas

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS BANCSHARES, INC.

Date: February 21, 2005	By	/s/ D. Paul Jones, Jr. ----------------------------------------------- D. Paul Jones, Jr. Chairman and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Paul Jones, Jr. D. Paul Jones, Jr.	Chairman and Chief Executive Officer	February 21, 2005

/s/ Garrett R. Hegel Garrett R. Hegel	Chief Financial Officer	February 21, 2005

/s/ Kirk P. Pressley Kirk P. Pressley	Chief Accounting Officer	February 21, 2005

/s/ James H. Click Jr. James H. Click Jr.	Director	February 21, 2005

/s/ Charles W. Daniel Charles W. Daniel	Director	February 21, 2005

/s/ W. Eugene Davenport W. Eugene Davenport	Director	February 21, 2005

/s/ Tranum Fitzpatrick Tranum Fitzpatrick	Director	February 21, 2005

/s/ Carl J. Gessler, Jr. Carl J. Gessler, Jr.	Director	February 21, 2005

/s/ Charles E. McMahen Charles E. McMahen	Director	February 21, 2005

/s/ John S. Stein John S. Stein	Director	February 21, 2005

/s/ J. Terry Strange J. Terry Strange	Director	February 21, 2005