Form 10-Q
period 2005-03-31
COMPASS BANCSHARES INC
filed 2005-05-06
CIK 18568

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2005	Commission File No. 1-31272

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005

Common Stock, $2 Par Value	123,931,618

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$832,009	$585,679
Federal funds sold and securities purchased under agreements to resell	29,841	46,948
Trading account assets	66,046	60,156
Investment securities available for sale	4,557,676	4,398,184
Investment securities held to maturity (fair value of $2,612,343 and $2,768,334 for 2005 and 2004, respectively)	2,637,111	2,767,099
Loans	19,167,027	18,856,922
Allowance for loan losses	(246,565)	(258,339)

Net loans	18,920,462	18,598,583
Premises and equipment, net	537,450	537,466
Bank owned life insurance	428,182	423,942
Goodwill	315,882	302,619
Other assets	470,572	463,952

Total assets	$28,795,231	$28,184,628

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$5,728,329	$5,476,140
Interest bearing	11,909,445	11,563,011

Total deposits	17,637,774	17,039,151
Federal funds purchased and securities sold under agreements to repurchase	4,261,366	4,532,004
Other short-term borrowings	125,148	175,771
FHLB and other borrowings	4,424,287	4,140,972
Accrued expenses and other liabilities	264,113	251,477

Total liabilities	26,712,688	26,139,375

Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; Issued – none)	—	—
Common stock of $2 par value:
Authorized – 300,000,000 shares; Issued – 133,167,709 shares in 2005 and 132,903,225 shares in 2004	266,335	265,806
Treasury stock, at cost (9,341,046 shares in 2005 and 9,639,194 shares in 2004)	(323,040)	(333,351)
Surplus	272,249	264,400
Loans to finance stock purchases	(1,054)	(1,056)
Unearned restricted stock	(9,453)	(10,624)
Accumulated other comprehensive loss	(60,468)	(23,376)
Retained earnings	1,937,974	1,883,454

Total shareholders’ equity	2,082,543	2,045,253

Total liabilities and shareholders’ equity	$28,795,231	$28,184,628

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Interest income:
Interest and fees on loans	$269,283	$231,807
Interest on investment securities available for sale	46,161	44,012
Interest on investment securities held to maturity	32,123	34,568
Interest on federal funds sold and securities purchased under agreements to resell	213	152
Interest on trading account assets	172	140

Total interest income	347,952	310,679

Interest expense:
Interest on deposits	48,651	36,035
Interest on federal funds purchased and securities sold under agreements to repurchase	26,192	10,112
Interest on other short-term borrowings	532	202
Interest on FHLB and other borrowings	36,301	41,469

Total interest expense	111,676	87,818

Net interest income	236,276	222,861
Provision for loan losses	20,273	24,345

Net interest income after provision for loan losses	216,003	198,516
Noninterest income:
Service charges on deposit accounts	62,649	64,328
Card and merchant processing fees	21,330	16,569
Insurance commissions	15,724	14,587
Retail investment sales	8,781	7,558
Asset management fees	7,061	5,735
Corporate and correspondent investment sales	4,120	5,963
Bank owned life insurance	4,240	4,172
Investment securities gains, net	—	2,207
Gain on sale of business	4,791	—
Other	25,865	20,792

Total noninterest income	154,561	141,911
Noninterest expense:
Salaries, benefits and commissions	121,344	118,137
Equipment	20,059	18,353
Net occupancy	16,652	16,478
Professional services	14,080	13,142
Marketing	11,885	8,669
Communications	5,476	5,523
Amortization of intangibles	1,527	1,626
Merger and integration	234	245
Other	30,615	27,974

Total noninterest expense	221,872	210,147

Net income before income tax expense	148,692	130,280
Income tax expense	49,936	44,033

Net income	$98,756	$86,247

Basic earnings per share	$0.80	$0.71
Basic weighted average shares outstanding	123,286	122,064
Diluted earnings per share	$0.78	$0.69
Diluted weighted average shares outstanding	126,388	125,146
Dividends per share	$0.3500	$0.3125

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity
For the Three Months Ended March 31, 2005 and 2004
(In Thousands)
(Unaudited)

					Accumulated
					Other		Total
	Common	Treasury		Retained	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Other	Equity	Income
Balance, December 31, 2003	$263,138	$(317,669)	$227,404	$1,668,998	$37,306	$(7,294)	$1,871,883
Net income	—	—	—	86,247	—	—	86,247	$86,247
Net change in unrealized gains on securities available for sale, net of tax	—	—	—	—	13,603	—	13,603	13,603
Net change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	1,165	—	1,165	1,165

Comprehensive income								$101,015

Common dividends declared ($0.3125 per share)	—	—	—	(38,781)	—	—	(38,781)
Exercise of stock options and other issuances	1,206	—	11,742	(760)	—	—	12,188
Cancellations of restricted stock, net of issuances	(41)	—	(399)	—	—	(71)	(511)
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(248)	(248)
Issuance of treasury stock for acquisitions and stock options	—	5,970	913	—	—	—	6,883
Amortization of restricted stock	—	—	—	—	—	690	690
Purchase of treasury stock	—	(25,929)	—	—	—	—	(25,929)

Balance, March 31, 2004	$264,303	$(337,628)	$239,660	$1,715,704	$52,074	$(6,923)	$1,927,190

Balance, December 31, 2004	$265,806	$(333,351)	$264,400	$1,883,454	$(23,376)	$(11,680)	$2,045,253
Net Income	—	—	—	98,756	—	—	98,756	$98,756
Net change in unrealized losses on securities available for sale, net of tax	—	—	—	—	(36,824)	—	(36,824)	(36,824)
Net change in accumulated losses on cash-flow hedging instruments, net of tax	—	—	—	—	(268)	—	(268)	(268)

Comprehensive income								$61,664

Common dividends declared ($0.3500 per share)	—	—	—	(43,338)	—	—	(43,338)
Exercise of stock options and other issuances	528	—	4,657	(898)	—	—	4,287
Issuances of restricted stock, net of cancellations	1	—	(215)	—	—	214	—
Repayments on loans to finance stock purchases, net of advances	—	—	—	—	—	2	2
Issuance of treasury stock for acquisitions and stock options	—	11,842	3,407	—	—	—	15,249
Amortization of restricted stock	—	—	—	—	—	957	957
Purchase of treasury stock	—	(1,531)	—	—	—	—	(1,531)

Balance, March 31, 2005	$266,335	$(323,040)	$272,249	$1,937,974	$(60,468)	$(10,507)	$2,082,543

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating Activities:
Net income	$98,756	$86,247
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	25,147	26,350
Accretion of discount and loan fees	(2,499)	(6,184)
Provision for loan losses	20,273	24,345
Net change in trading account assets	(5,878)	(17,466)
Net gain on sale of investment securities available for sale	—	(2,207)
Net gain on sale of business	(4,791)	—
Decrease (increase) in other assets	1,724	(30,480)
Increase in other liabilities	23,476	45,153

Net cash provided by operating activities	156,208	125,758
Investing Activities:
Proceeds from maturities/calls of investment securities held to maturity	130,281	170,750
Proceeds from sales of investment securities available for sale	21,742	210,480
Proceeds from maturities/calls of investment securities available for sale	158,364	252,415
Purchases of investment securities available for sale	(399,041)	(598,316)
Net decrease in federal funds sold and securities purchased under agreements to resell	17,107	57,695
Net increase in loan portfolio	(334,168)	(601,903)
Net cash paid in acquisitions	(202)	—
Net cash received in sale of business	4,726	—
Purchases of premises and equipment, net	(15,141)	(16,621)
Proceeds from sales of other real estate owned	4,038	6,387

Net cash used by investing activities	(412,294)	(519,113)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	193,556	710,771
Net increase in time deposits	407,705	124,454
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(270,638)	(237,220)
Net decrease in other short-term borrowings	(50,623)	(177,253)
Proceeds from FHLB advances and other borrowings	297,198	300,100
Repayment of FHLB advances and other borrowings	(115)	(300,090)
Redemption of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	—	(18,690)
Common dividends paid	(78,965)	(38,324)
Purchase of treasury stock	(1,531)	(25,929)
Issuance of treasury stock for stock options	1,540	1,905
Repayment of loans to finance stock purchases	206	248
Proceeds from exercise of stock options	4,083	11,181

Net cash provided by financing activities	502,416	351,153

Net increase (decrease) in cash and due from banks	246,330	(42,202)
Cash and due from banks at beginning of period	585,679	726,492

Cash and due from banks at end of period	$832,009	$684,290

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	1,899	6,911
Loans to facilitate the sale of other real estate owned	150	—
Transfers of investment securities available for sale to securities held to maturity	—	588,757
Loans to finance stock purchases	204	496
Change in unrealized gain (loss) on available for sale investment securities	(58,019)	25,479
Issuance of restricted stock, net of cancellations	(214)	71
Treasury stock exchanged for acquisition earnouts	5,840	4,978
Allowance transferred to other liabilities	12,189	—
Business combinations and divestitures:
Common stock issued	7,869	—
Assets acquired	8,092	—
Liabilities assumed	21	—
Assets sold	13	—
Liabilities sold	78	—

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

     The consolidated financial statements of the Company in this report have not been audited. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2005.

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

     Allowance for Loan Losses: Management’s evaluation process to determine the adequacy of the allowance for loan losses combines four factors which involve the use of estimates, assumptions and judgment: historical loss experience derived from analytical models, current trends, economic conditions and reasonably foreseeable events. Since current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change and these estimates may not reflect actual losses. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements.

     Derivative Instruments: In various segments of its business, the Company uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. The Company believes that its methods for addressing these judgmental areas are in accordance with generally accepted accounting principles in the United States and are in line with industry practices in assessing hedge effectiveness. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained. Further discussion regarding the Company’s use of derivatives is included in Note 9, Off-Balance Sheet Activities, Derivatives and Hedging.

     Consolidation: The Company utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. Because these financing arrangements are made with separate legal entities, they are not consolidated in the Company’s Consolidated Balance Sheets. The Company evaluates whether these entities should be

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the entity is a Qualifying Special Purpose Entity (“QSPE”) as defined in the Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For nonconsolidation, SFAS No. 140 requires the financing entity to be legally isolated, bankruptcy remote and beyond the control of the seller. Management believes these financing entities which qualify as QSPE’s fulfill the nonconsolidation requirements specified in SFAS No. 140.

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

Stock-Based Compensation

     The Company has three long-term incentive compensation plans and one employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No share-based employee compensation cost is reflected in net income of the Company for these plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share-Based Payments. The provisions of SFAS 123R were effective for all share-based awards granted, modified, repurchased or cancelled after July 1, 2005. However, on April 15, 2005, the SEC issued release number 33-8568 which delays the effective date of SFAS 123R until January 1, 2006.

     Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004, respectively: risk-free interest rates of 3.65 percent and 3.64 percent; expected dividend yields of 3.75 percent and 4.13 percent; volatility factors of the expected market price of the Company’s common stock of 0.272 and 0.276; and a weighted-average expected life of the options of 5 years for both periods.

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

     The Company’s options granted in 2005 and 2004 vest either entirely at the end of the third year after grant or 50 percent at the end of the first year and 25 percent at the end of each of the next two years. The compensation expense related to these options has been allocated over the vesting period for purposes of pro forma disclosures. Options expire ten years after the date of grant.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

     The Company’s actual and pro forma information follows (in thousands except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income:
As reported	$98,756	$86,247
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax	1,918	2,611

Pro forma net income	$96,838	$83,636

Basic earnings per share:
As reported	$0.80	$0.71
Pro forma	0.79	0.69
Diluted earnings per share:
As reported	$0.78	$0.69
Pro forma	0.77	0.67

Website Availability of Reports Filed with the SEC

     The Company maintains an Internet website located at www.compassweb.com on which, among other things, the Company makes available, free of charge, various reports that it files with, or furnishes to, the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC. To access these reports, users may visit the following Internet address: http://ir.shareholder.com/cbss/sec.cfm. The information contained at this Internet address is not and should not be considered part of this filing.

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

     On January 5, 2005, the Company completed the acquisition of Warren Benefits Group, LP, a Houston, Texas based insurance brokerage firm, which specializes in providing broad-based group health and welfare plans as well as health and life insurance products.

     On October 4, 2004, the Company completed the acquisition of Sevier Insurance Agency (“Sevier”), a Birmingham, Alabama based full-line general insurance brokerage firm, which services commercial and retail customers in the southeastern United States. Sevier specializes in providing property and casualty insurance, personal insurance, life insurance and surety products.

     Several of the acquisition agreements include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At March 31, 2005, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $27 million, primarily in the form of the Company’s common stock.

Divestitures

     On March 31, 2005, the Company completed the sale of a non-core business unit that specialized in the brokerage of oil and gas properties. A gain of $4.8 million was recognized on the sale and is included in noninterest income in the Consolidated Statements of Income for the three-month period ending March 31, 2005.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

     The Company owns all of the outstanding common stock of each of the two trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent Company (“Capital Securities”). These Capital Securities are the trusts’ only assets and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. In December of 2003, the Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”). The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trust’s Trust Preferred Securities. The Capital Securities are reflected as FHLB and other borrowings in the Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.

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

Class B Preferred Stock

     In December 2000, a subsidiary of the Parent Company issued $21 million of Class B Preferred Stock (“Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at both March 31, 2005 and December 31, 2004. The Preferred Stock qualifies as Tier I Capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the Board of Directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.

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

     The Company’s Capital Securities and Preferred Stock are summarized below.

	Maturity	March 31,	December 31,
	Dates	2005	2004
		(in Thousands)
Capital Securities:
8.23% debentures payable to Compass Trust I	2027	$103,093	$103,093
7.35% debentures payable to Compass Trust III	2032	309,279	309,279
Fair value of hedged Capital Securities	2027, 2032	11,536	17,657
Class B Preferred Stock		18,023	18,012

Total Capital Securities and Preferred Stock		$441,931	$448,041

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – Earnings Per Share

	Three Months Ended
	March 31,
	2005	2004
	(In Thousands Except Per Share Data)
BASIC EARNINGS PER SHARE:
Net income	$98,756	$86,247

Weighted average shares outstanding	123,286	122,064

Basic earnings per share	$0.80	$0.71

DILUTED EARNINGS PER SHARE:

Net income and assumed conversions	$98,756	$86,247

Weighted average shares outstanding	123,286	122,064

Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using average market price for the period	3,102	3,082

Weighted average diluted shares outstanding	126,388	125,146

Diluted earnings per share	$0.78	$0.69

NOTE 5 – Segment Information

     The Company’s segment information is presented by line of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics, by offering various products and services. The segment results include certain overhead allocations and intercompany transactions. All intercompany transactions have been eliminated to determine the consolidated balances. The Company’s reportable operating segments are Corporate Banking, Retail Banking, Wealth Management and Treasury.

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

     The Retail Banking segment serves the Company’s consumer customers through its 385 full-service banking centers and through the use of alternative delivery channels such as personal computer and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage services. In addition, Retail Banking serves the Company’s small business customers and the Company’s indirect automobile portfolio.

     The Wealth Management segment provides specialized investment portfolio management, traditional credit products, financial counseling and customized services to the Company’s private clients and foundations, as well as investment management and retirement services to companies and their employees.

     The Treasury segment’s primary function is to manage the investment securities portfolio, public entity deposits, the interest rate sensitivity of the Company’s Consolidated Balance Sheets and the liquidity and funding positions of the Company.

   Activities that are not directly attributable to the reportable operating segments, for example, the activities of the Parent Company and support functions, including accounting, loan review and the elimination of intercompany transactions, are presented under Corporate Support and Other.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

     The development and application of these methodologies is a dynamic process. Accordingly, financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The segment information for 2004 has been revised to conform to the 2005 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles in the United States. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

     The following table presents information for the Company’s segments as of and for the three months ended March 31, 2005 and 2004.

For the Three Months Ended March 31, 2005
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$92,347	$109,659	$14,256	$21,009	$(995)	$236,276
Noninterest income	43,570	99,460	9,414	7,019	(4,902)	154,561
Noninterest expense	50,002	105,280	11,798	4,457	50,335	221,872

Segment income (loss)	$85,915	$103,839	$11,872	$23,571	$(56,232)	168,965

Provision for loan losses						20,273

Net income before income tax expense						148,692
Income tax expense						49,936

Net income						$98,756

Balance Sheet
Average assets	$10,279,538	$8,132,283	$1,306,642	$7,746,227	$1,057,898	$28,522,588
Average loans	10,150,121	7,871,194	1,297,114	—	(304,659)	19,013,770
Average deposits	4,747,689	9,714,376	1,207,383	1,933,917	(65,081)	17,538,284

Period-end assets	$10,320,661	$8,272,114	$1,303,966	$7,884,408	$1,014,082	$28,795,231
Period-end loans	10,171,455	7,993,061	1,294,466	—	(291,955)	19,167,027
Period-end deposits	4,894,181	9,910,223	1,223,191	1,672,907	(62,728)	17,637,774

For the Three Months Ended March 31, 2004
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$81,145	$78,651	$10,334	$20,465	$32,266	$222,861
Noninterest income	36,654	88,967	7,305	9,070	(85)	141,911
Noninterest expense	50,562	96,544	10,482	3,628	48,931	210,147

Segment income (loss)	$67,237	$71,074	$7,157	$25,907	$(16,750)	154,625

Provision for loan losses						24,345

Net income before income tax expense						130,280
Income tax expense						44,033

Net income						$86,247

Balance Sheet
Average assets	$9,663,169	$7,682,586	$1,126,249	$7,497,071	$989,134	$26,958,209
Average loans	9,508,392	7,427,080	1,117,554	—	(468,932)	17,584,094
Average deposits	4,408,091	9,117,918	1,259,270	930,377	(41,500)	15,674,156

Period-end assets	$9,811,143	$7,230,175	$1,173,106	$7,672,962	$1,593,198	$27,480,584
Period-end loans	9,654,355	6,975,000	1,165,157	—	(442,369)	17,352,143
Period-end deposits	4,869,435	9,311,071	1,265,514	1,127,653	(49,228)	16,524,445

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – Loans and Allowance for Loan Losses

     The following presents the composition of the loan portfolio at March 31, 2005 and December 31, 2004.

	March 31,	December 31,
	2005	2004
	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,681,208	$3,750,063
Real estate – construction	3,212,730	3,027,228
Commercial real estate – mortgage	4,006,237	3,943,163

Total commercial loans	10,900,175	10,720,454
Consumer loans:
Residential real estate – mortgage	1,632,475	1,566,370
Equity lines of credit	1,438,809	1,401,604
Equity loans	1,059,820	1,069,614
Credit card	498,749	505,090
Consumer installment – direct	396,303	484,657
Consumer installment – indirect	3,240,696	3,109,133

Total consumer loans	8,266,852	8,136,468

Total	$19,167,027	$18,856,922

     A summary of the activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004 follows:

	Three Months Ended March 31,
	2005	2004
	(in Thousands)
Balance at beginning of period	$258,339	$244,882
Add: Provision charged to income	20,273	24,345
Deduct: Allowance for loans securitized	—	591
Allowance transferred to other liabilities	12,189	—
Net charge-offs (recoveries):
Commercial, financial and agricultural	726	3,602
Commercial real estate – mortgage	164	107
Real estate – construction	(50)	145
Residential real estate – mortgage	459	356
Equity lines of credit	612	726
Equity loans	520	573
Credit card	7,911	9,579
Consumer installment – direct	2,257	1,623
Consumer installment – indirect	7,259	7,270

Total net charge-offs	19,858	23,981

Balance at end of period	$246,565	$244,655

     Nonperforming assets at March 31, 2005 and December 31, 2004 are detailed in the following table.

	March 31,	December 31,
	2005	2004
	(in Thousands)
Nonaccrual loans	$49,908	$49,947
Renegotiated loans	722	734

Total nonperforming loans	50,630	50,681
Other real estate	18,452	19,998

Total nonperforming assets	$69,082	$70,679

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – Securitized Assets

     The Company enters into securitization transactions involving its residential loan portfolio, including home equity loans, and participations in the guaranteed portion of its Small Business Administration loans. The sale of the participations in the guaranteed portion of Small Business Administration loans are to external investors. Generally, the residential loan portfolio securitization activities are not sold to external investors, but rather are securitized and reclassified from loans to investment securities. These assets, which the Company continues to manage and service, approximated $1.5 billion and $1.6 billion at March 31, 2005 and December 31, 2004, respectively.

     Included in securitized assets were $11 million and $10 million of nonaccrual loans and accruing loans 90 days or more past due at March 31, 2005 and December 31, 2004, respectively. Also included in securitized assets were $3 million in foreclosed assets at both March 31, 2005 and December 31, 2004, respectively.

NOTE 8 – Investments (Other than Temporary Impairment)

     The following table summarizes the Company’s investment securities available for sale that are in a loss position at March 31, 2005. The table below discloses the market value and the gross unrealized losses of the Company’s available for sale securities in a loss position at March 31, 2005 and aggregates this information by investment category and length of time the individual securities have been in an unrealized loss position.

	Securities in a loss position		Securities in a loss position
	for less than 12 months		for 12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$45,495	$89	$—	$—	$45,495	$89
Mortgage-backed pass-through securities	306,536	7,111	137,625	4,226	444,161	11,337
Collateralized mortgage obligations	2,434,556	41,784	1,127,875	27,827	3,562,431	69,611
Asset-backed securities and corporate bonds	—	—	—	—	—	—
States and political subdivisions	645	16	—	—	645	16
Other	—	—	—	—	—	—
Equity securities	3	1	—	—	3	1

Total	$2,787,235	$49,001	$1,265,500	$32,053	$4,052,735	$81,054

     Management does not believe that any individual unrealized loss at March 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for collateralized mortgage obligations and mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and were individually not significant relative to their respective amortized cost. Additionally, the Company has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 9 – Off-Balance Sheet Activities, Derivatives and Hedging

Accounting for Derivative Instruments and Hedging Activities

     The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contractual or notional amount of all derivative instruments as of March 31, 2005 and December 31, 2004.

	March 31,			December 31,
	2005			2004
		Other			Other
		Than			Than
	Trading	Trading		Trading	Trading
	(in Thousands)
Forward and futures contracts	$267,505	$26,915		$271,863	$18,708
Interest rate swap agreements:
Pay fixed versus receive float	1,438,485	—		1,384,586	—
Receive fixed versus pay float	1,441,781	1,792,471		1,402,189	1,503,836
Written options	101,417	30,622	(1)	63,229	19,812	(1)
Purchased options	146,388	—		97,358	—

(1)	Written options classified as other than trading represent interest rate loan commitments related to the Company’s mortgage banking activities

     For the three months ended March 31, 2005 and 2004, there were no credit losses associated with derivative instruments.

     The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both March 31, 2005 and December 31, 2004. These derivative positions are primarily executed in the over-the-counter market.

	March 31, 2005		December 31, 2004
	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value
	(in Thousands)
Cash Flow Hedges:
Interest rate swap agreements	$700,000	$(4,917)	$700,000	$(3,654)
Fair Value Hedges:
Interest rate swap agreements	1,092,471	30,017	803,836	47,291
Forward contracts (1)	26,915	150	18,708	9

(1)	Derivatives related to the Company’s mortgage banking activities

Interest-Rate Risk

     The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Fair-Value Hedges

     The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three months ended March 31, 2005 and 2004. The Company recognized a decrease in interest expense of $7.3 million and $11.1 million for the three months ended March 31, 2005 and 2004, respectively, related to interest rate swaps accounted for as fair value hedges. At March 31, 2005, the fair value hedges had a carrying value of $30 million and a weighted average remaining term of 6.9 years.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

     Additionally, in the first quarter of 2004 the Company began entering into forward sales commitments, which are commitments for future sales of closed mortgage loans to third parties at a specified price. The change in the value of the forward sales commitments is recognized through current period earnings. The recognition of the change in value of the closed mortgage loans depends on the effectiveness of the hedge. When hedge effectiveness is met, the change in value of the loans is recognized through current period earnings. When hedge effectiveness is not met, the change in the value of the loans is not recognized, but instead is based on the lower of cost or market guidelines. Therefore, any potential gain will not be recognized until the sale of the loan. Fair value hedging gains or losses related to the forward sales commitments were immaterial for the three months ended March 31, 2005 and 2004.

Cash-Flow Hedges

     The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets and liabilities. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three-month periods ended March 31, 2005 or 2004. During 2004, the Company terminated interest rate swaps that were hedging floating rate commercial loans. At March 31, 2005, a deferred loss of $2 million, net of tax, was included in other comprehensive income and will be amortized into income over the next 14 months as the related loan interest income is recognized. As of March 31, 2005, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. The Company recognized a decrease in interest income of $1.0 million and an increase in interest income of $6.6 million related to interest rate swaps accounted for as cash flow hedges for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, the cash-flow hedges not terminated had a deferred net loss of $4.9 million included in other comprehensive income and a weighted average life of 0.6 years. Based on the current interest rate environment, these losses are expected to be reclassified to interest income over the next 14 months as net settlements occur.

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

     At March 31, 2005, all securities held by Sunbelt were AAA or Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. Approximately 99 percent of the securities held by Sunbelt at March 31, 2005 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.7 billion at March 31, 2005 and $1.8 billion at December 31, 2004, respectively. The Company realized fee income of $1.6 million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At both March 31, 2005 and December 31, 2004, receivables from Sunbelt were $2 million. There were no outstanding payables to Sunbelt at either March 31, 2005 or December 31, 2004. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if such an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of March 31, 2005.

     There is currently a proposed amendment to SFAS 140, which could result in Sunbelt no longer qualifying as a QSPE. If this amendment is finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company, as of March 31, 2005, would not have had a significant impact on the Company’s regulatory capital ratios, which would have still exceeded the minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 14 — Recently Issued Accounting Standards.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 – Shareholders’ Equity

     In January and August of 2003, the Company announced that its board of directors authorized share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, respectively, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through March 31, 2005, 6.1 million shares had been repurchased under the January 2003 program at a cost of $228 million. Approximately 1.1 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At March 31, 2005, approximately 4.3 million shares remained available for repurchase under the programs. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions, and other factors.

     In February 2005, the Company increased its quarterly dividend 12 percent to $0.3500 per common share, from $0.3125 per common share in 2004.

     At March 31, 2005, accumulated other comprehensive income included a deferred loss of $8 million primarily from the effective portion of cash flow hedges and $53 million of net unrealized losses on investment securities available for sale. At December 31, 2004, accumulated other comprehensive income included a deferred loss of $7 million primarily associated with the effective portion of cash flow hedges and $16 million of net unrealized losses on investment securities available for sale.

NOTE 11 – Goodwill and Other Acquired Intangible Assets

     As of March 31, 2005, the Company had four reporting units with goodwill, including Corporate Banking with $137 million, Retail Banking with $96 million, Insurance with $68 million and Wealth Management with $15 million. During the three months ended March 31, 2005, goodwill increased $8 million, $5 million and $550,000 within the Wealth Management reporting unit, Insurance reporting unit, and the Corporate Banking reporting unit, respectively. These amounts increased primarily due to acquisitions and the payment of contingent consideration payments in the current year in connection with prior acquisitions.

     Acquired intangible assets as of March 31, 2005 are detailed in the following table.

	As of March 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
	(in Thousands)
Nonamortizing goodwill	$369,614	$(53,732)	$315,882

Amortizing intangible assets:
Core deposit intangibles	$63,890	$(54,094)	$9,796
Other customer intangibles	42,954	(11,372)	31,582

Total amortizing intangible assets	$106,844	$(65,466)	$41,378

     The Company recognized $1.5 million and $1.6 million in amortization expense on acquired intangible assets for the three months ended March 31, 2005 and 2004, respectively. Aggregate amortization expense for the years ending December 31, 2005 through December 31, 2009 is estimated to be $6.1 million, $4.8 million, $4.1 million, $3.8 million, and $3.5 million, respectively.

NOTE 12 – Commitments and Contingencies

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

     Standby and commercial letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. As of March 31, 2005, the recorded amount of these deferred fees was $5 million. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2005, the maximum

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

potential amount of future undiscounted payments the Company could be required to make under outstanding standby and commercial letters of credit was $755 million.

     The following represents the Company’s commitments to extend credit and standby and commercial letters of credit as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(in Thousands)
Commitments to extend credit	$11,991,446	$11,265,440
Standby and commercial letters of credit	754,795	716,195

     At March 31, 2005, the Company has potential recourse related to FNMA securitizations of approximately $22 million.

     Certain acquisition agreements related to the insurance agencies and an investment advisory firm include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At March 31, 2005, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $27 million, primarily in the form of the Company’s common stock.

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

     The USA Patriot Act, which is designed to address potential terrorist threats, requires the Company to establish an anti-money laundering program, including customer identification programs, and establish due diligence requirements with respect to its private banking operations. The Bank Secrecy Act requires the filing of currency transaction reports and suspicious activity reports with appropriate governmental authorities identifying possible criminal activity conducted through depository institutions.

     If the Company fails to comply with these or other applicable laws and regulations, it may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and in certain circumstances criminal penalties.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 13 – Defined Benefit Pension Plan

     The following table provides certain information with respect to the Company’s defined benefit pension plan for the three-month period ending March 31, 2005 and 2004.

	Three Months Ended
	March 31,
	2005	2004
	(in Thousands)
Service cost	$1,971	$1,720
Interest cost	2,430	2,108
Expected return on plan assets	(3,046)	(2,582)
Amortization of prior service cost	11	8
Amortization of net loss	859	555

Net periodic benefit cost	$2,225	$1,809

     For the three months ended March 31, 2005, the Company has not made any contributions to the defined benefit pension plan. For the remainder of 2005, the Company anticipates contributing amounts to the defined benefit pension plan sufficient to satisfy minimum funding requirements of the Employee Retirement Security Act of 1974.

NOTE 14 – Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

     On January 15, 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. The Company adopted the provisions of FIN 46R on December 31, 2003. The Company’s securitization structure, as of March 31, 2005, met QSPE standards, and therefore, was not affected by the adoption of FIN 46 or FIN 46R.

     Additionally, in June 2003, the FASB issued a proposed amendment to SFAS 140, which would amend the requirements for QSPE status. Sunbelt Funding Corporation (“Sunbelt”), the Company sponsored asset-backed commercial paper conduit, would no longer meet QSPE requirements if the proposed amendment were finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue off-balance sheet treatment.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Application of Accounting Principles to Loan Commitments

     On March 9, 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB No. 105 is effective for mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of this standard did not have an impact on the financial condition or the results of operations of the Company.

Share-Based Payments

     On December 15, 2004, the FASB issued SFAS 123R, Share-Based Payments. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of the SFAS 123R were effective for all share-based awards granted after July 1, 2005 and to share-based awards modified, repurchased, or cancelled after that date. However, on April 15, 2005, the SEC issued release number 33-8568 which delays the effective date of SFAS 123R an additional six months, requiring that companies adopt the provisions of SFAS 123R for annual periods beginning after June 15, 2005. Management does not believe the results of the adoption of this standard will differ materially from the pro-forma disclosures in Note 1 — General.

Exchanges of Nonmonetary Assets

     On December 16 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

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

     If the Company’s assumptions and estimates are incorrect, or if the Company or the Subsidiary Banks become subject to significant limitations as the result of litigation or regulatory action then the Company’s actual results could vary materially from the forward-looking statements made herein. Investors are cautioned not to place undue reliance on any forward-looking statements and to read this Quarterly Report on Form 10-Q in conjunction with the Company’s other filings with the SEC including the Company’s Annual Report on Form 10-K which is available on the Commission’s website, http://www.sec.gov, as well as on the Company’s website http://ir.shareholder.com/cbss/sec.cfm. The Company disclaims any obligation to update any such forward-looking statements.

Overview

     The Company had net income of $98.8 million for the three months ended March 31, 2005, a 15 percent increase over the $86.2 million earned during the three months ended March 31, 2004. For the same time period, diluted earnings per share increased 13 percent to $0.78 from $0.69 earned in the prior year.

     The Company operates 385 full-service banking centers including 139 in Texas, 89 in Alabama, 73 in Arizona, 42 in Florida, 32 in Colorado and 10 in New Mexico.

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

     Net interest income for the three months ended March 31, 2005, increased to $237.2 million from $223.7 million for the three months ended March 31, 2004, as interest income increased $37.3 million and interest expense increased $23.9 million. The increase in interest income was due to a $1.5 billion increase in average earning assets and a 32 basis point increase in the average yield on earning assets from 5.07 percent to 5.39 percent. The increase in average earning assets from the first quarter of 2004 was driven primarily by an increase of $1.4 billion in average loans. The increase in average loans was due to continued strong loan production throughout all of the Company’s major markets. The 27 percent increase in interest expense over the first quarter of 2004 was primarily the result of a 44 basis point increase in the average rate paid on interest bearing liabilities coupled with a $565 million increase in the average interest bearing liabilities. The increase in total interest bearing liabilities was driven by an increase of $1.0 billion in average interest bearing deposits and an increase of $149 million in fed funds purchased, partially offset by a decrease of $624 million in FHLB and other borrowings.

     Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin increased to 3.66 percent for the first quarter of 2005, compared to 3.64 percent for the first quarter of 2004. This increase was caused by changes in the rates and volume of earning assets and the corresponding funding sources noted previously. During the first quarter of 2005, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 9 basis points as compared to a 29 basis point positive impact for the first quarter of 2004.

     The following table presents the actual and projected impact of the Company’s derivatives held for hedging purposes on net interest margin by quarter for fiscal years 2004 and 2005, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The derivatives included in the table below are both cash flow hedges and fair value hedges, including terminated cash flow hedges. The table assumes interest rates remain at March 31, 2005, levels.

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	Actual	Actual	Actual	Actual	Total
		(in Thousands)
Hedging derivatives positive impact to net interest margin	$17,668	$13,931	$12,012	$9,121	$52,732

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	Total
	Actual	Projected*	Projected*	Projected*	Projected*
	(in Thousands)
Hedging derivatives positive impact to net interest margin	$6,329	$6,046	$5,749	$5,913	$24,037

*	Projected impact based on March 31, 2005 interest rates.

     Derivative instruments are subject to market risk. While the Company utilizes trading derivatives to facilitate customer transactions, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date, and the receive fixed coupon rate for derivative instruments used for hedging activities as of March 31, 2005, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The maturity date used in the table below is the first call date, when applicable. See Note 9 – Off-Balance Sheet Activities, Derivatives and Hedging for further information about the Company’s use of derivatives and the fair value of those instruments.

	April 1, 2005
	through
	December 31,	For the Year Ended December 31,
	2005	2006	2007	Thereafter
Non-trading interest rate contracts	($ in Thousands)
Cash Flow Hedges
Notional maturity	$500,000	$200,000	$—	$—
Weighted average coupon received on maturities	2.60%	2.13%	—%	—%
Weighted average time to maturity (months)	4	14	—	—

Fair Value Hedges
Notional maturity	$105,000	$—	$323,500	$663,973
Weighted average coupon received on maturities	4.71%	—%	7.55%	5.88%
Weighted average time to maturity (months)	2	—	24	111

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

     The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three month period ended March 31, 2005, as compared to the same period in 2004 (in thousands):

	Three Months Ended
	March 31, 2005
	Change
	2004
	To	Attributed to
	2005	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$61	$(38)	$132	$(33)
Trading account assets	31	29	2	—
Investment securities available for sale	2,136	2,791	(616)	(39)
Investment securities held to maturity	(2,552)	(1,986)	(599)	33
Loans	37,619	18,859	17,349	1,411

Increase in interest income	$37,295	$19,655	$16,268	$1,372

Interest expense:
Deposits	$12,616	$5,028	$4,578	$3,010
Federal funds purchased and securities sold under agreements to repurchase	16,080	361	15,178	541
Other short-term borrowings	330	35	251	44
FHLB and other borrowings*	(5,168)	(5,448)	322	(42)

Increase (decrease) in interest expense	$23,858	$(24)	$20,329	$3,553

*	Includes Capital Securities and Preferred Stock.

Noninterest Income and Noninterest Expense

     During the first quarter of 2005, noninterest income increased $12.7 million, or nine percent, to $154.6 million, from the $141.9 million earned in the first quarter 2004. The increase in noninterest income is attributed to a $4.8 million gain on sale of a non-core business unit, a $4.8 million increase in card and merchant processing fees, a $1.3 million increase in asset management fees, a $1.2 million increase in retail investment sales and a $5.1 million increase in other income, partially offset by a decrease of $1.8 million in corporate and correspondent investment sales. The increase in card and merchant processing fees was due to increased volume of activity in credit card and debit card business, while the increase in asset management fees was primarily driven by the Company’s acquisition of Stavis, Margolis Advisory Services, Inc., an investment advisory firm in Houston in January 2005. The increase in other income was primarily attributable to activity associated with the Company’s SBA and student loan portfolios. Corporate and correspondent investment sales is comprised of commissions on the sales of bonds to approximately 750 correspondent banks and matched interest rate protection contracts to corporate customers. The decrease in this caption is due to a decrease in sales of matched interest rate contracts.

     Noninterest expense, for the quarter ended March 31, 2005, increased $11.7 million, or six percent, compared to the first quarter of 2004. This increase in noninterest expense is attributed to a $3.2 million increase in salaries and benefits, a $3.2 million increase in marketing expense and a $1.7 million increase in equipment expense. The increase in salaries and benefits and equipment expense was due primarily to the acquisitions of Warren Benefits Group, LP, and Stavis, Margolis Advisory Services Group, Inc. in January 2005, as well as the opening of three de novo banking centers in the first quarter of 2005. The increase in marketing expense was due to the Company’s focused efforts to increase exposure in new and existing markets the Company serves.

Income Taxes

     Income tax expense totaled $49.9 million and $44.0 million for the first quarter of 2005 and 2004, respectively. The effective tax rate for the quarter ended March 31, 2005 was 33.6 percent compared to 33.8 percent for the same period in 2004.

Provision and Allowance for Loan Losses

     The provision for loan losses for the three-month period ended March 31, 2005 decreased $4.1 million from the same period in 2004. The allowance for loan losses and the corresponding provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and existing economic conditions. Additionally, on March 31, 2005 the Company transferred $12 million of allowance for loan losses related to unfunded commitments, letters of credit and fees to other liabilities. The allowance for loan losses at March 31, 2005, was $247 million and at December 31, 2004, was $258 million. The ratio of the allowance for loan losses to loans outstanding was 1.29 percent at March 31, 2005 and 1.37 percent at December 31, 2004. Management believes that the allowance for loan losses at March 31, 2005 is adequate.

Nonperforming Assets and Past Due Loans

     Stated as a percentage of total loans and other real estate owned, nonperforming assets at March 31, 2005, were 0.36 percent, compared to 0.37 percent at December 31, 2004. At March 31, 2005, the allowance for loan losses as a percentage of nonperforming loans was 487 percent, compared to 510 percent at December 31, 2004. The allowance for loan losses as a percentage of nonperforming assets was 357 percent at March 31, 2005, compared to 366 percent at December 31, 2004.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, and other real estate, totaled $69 million at March 31, 2005, compared to $71 million at December 31, 2004. Loans past due ninety days or more but still accruing interest were $14 million at March 31, 2005, compared to $16 million at December 31, 2004.

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Allowance for Loan Losses
Balance at beginning of period	$258,339	$244,882
Add: Provision charged to income	20,273	24,345
Deduct: Allowance for loans securitized	—	591
Allowance transferred to other liabilities	12,189	—
Loans charged off	28,506	30,062
Loan recoveries	(8,648)	(6,081)

Net charge-offs	19,858	23,981

Balance at end of period	$246,565	$244,655

Net charge-offs as a percentage of average loans (annualized)	0.42%	0.55%

	March 31, 2005	December 31, 2004
Nonperforming Assets
Nonaccrual loans	$49,908	$49,947
Renegotiated loans	722	734

Total nonperforming loans	50,630	50,681
Other real estate	18,452	19,998

Total nonperforming assets	$69,082	$70,679

Accruing loans ninety days or more past due	$14,257	$15,509
Other repossessed assets	740	656
Allowance as a percentage of loans	1.29%	1.37%
Total nonperforming loans as a percentage of loans	0.26	0.27
Total nonperforming assets as a percentage of loans and ORE	0.36	0.37
Accruing loans ninety days or more past due as a percentage of loans	0.07	0.08
Allowance for loan losses as a percentage of nonperforming loans	486.99	509.74
Allowance for loan losses as a percentage of nonperforming assets	356.92	365.51

Financial Condition

Overview

     Total assets at March 31, 2005 were $28.8 billion, up from $28.2 billion at December 31, 2004. The increase in assets was due primarily to internal loan growth.

Assets and Funding

     At March 31, 2005, earning assets totaled $26.4 billion, an increase of approximately $328 million from the $26.1 billion in earning assets at December 31, 2004. The mix of earning assets remained relatively consistent with total investment securities and loans comprising 27 percent and 73 percent, respectively, of total earning assets at March 31, 2005, while at December 31, 2004 total investment securities and loans were 27 percent and 72 percent, respectively, of earning assets. The $310 million growth in loans was funded by a $599 million increase in deposits and a $283 million increase in FHLB and other borrowings, partially offset by a decrease of $271 million of fed funds purchased and securities sold under agreements to repurchase. The increase in deposits is due to the Company’s continued emphasis on funding earning asset growth through internal deposit generation. The increase in FHLB and other borrowings was primarily due to the Company’s lead bank subsidiary issuing approximately $300 million of 15 year subordinated notes.

Liquidity and Capital Resources

     Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At March 31, 2005, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $352 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. During the quarter, the Company enhanced its liquidity position by issuing, at the Company’s lead bank subsidiary level, approximately $300 million of 15 year subordinated notes. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

     The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong, as the ratio of total shareholders’ equity to total assets at March 31, 2005 was 7.23 percent compared to 7.26 percent at December 31, 2004. Shareholders’ equity increased during the first three months of 2005 primarily due to an increase in retained earnings partially offset by an increase in accumulated other comprehensive loss.

     In January and August of 2003, the Company announced that its board of directors authorized share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, respectively, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through March 31, 2005, 6.1 million shares had been repurchased under the January 2003 program at a cost of $228 million. Approximately 1.1 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At March 31, 2005, approximately 4.3 million shares remained available for repurchase under the programs. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions, and other factors.

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

     Tier I Capital and Total Qualifying Capital as of March 31, 2005 exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at March 31, 2005 were 9.13 percent and 12.33 percent, respectively, compared to 9.09 percent and 11.12 percent at December 31, 2004. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments, disallowed credit-enhancing interest-only strips, period-end goodwill, and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 7.63 percent at March 31, 2005 and 7.51 percent at December 31, 2004. The Company’s tangible leverage ratio was 7.59 percent at March 31, 2005 compared to 7.48 percent at December 31, 2004.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

     The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described in the annual report on Form 10-K for the period ended December 31, 2004. Net interest income sensitivities given a gradual and sustained parallel interest rate shift over a one-year time horizon using yield curves current as of March 31, 2005 and December 31, 2004, respectively, are shown in the table below.

	Principal	Percentage
	Amount of Earning	Increase/(Decrease)
	Assets, Interest	in Interest Income/Expense
	Bearing Liabilities	Down 100	Up 100
	and Swaps	Basis Points	Basis Points
	(In thousands)
	(Unaudited)
March 31, 2005:
Assets which reprice in: *
One year or less	$12,732,829	(8.51)%	8.63%
Over one year	13,686,154	(2.62)	1.88

	$26,418,983	(5.59)	5.29

Liabilities which reprice in:
One year or less	$16,482,389	(19.36)%	21.47%
Over one year	4,237,857	(0.94)	0.94

	$20,720,246	(12.49)	13.81

Total net interest income sensitivity		(1.62)%	0.38%

December 31, 2004:
Assets which reprice in: *
One year or less	$12,480,418	(8.94)%	9.23%
Over one year	13,610,460	(2.81)	2.40

	$26,090,878	(5.83)	5.77

Liabilities which reprice in:
One year or less	$16,491,092	(24.19)%	27.69%
Over one year	3,920,666	(1.15)	1.33

	$20,411,758	(15.16)	17.36

Total net interest income sensitivity		(1.26)%	0.10%

*	– Excludes noninterest earning trading account assets

     As shown in the table above, the Company’s balance sheet became more sensitive to both rising and falling interest rates from December 31, 2004 to March 31, 2005. The asset side of the balance sheet largely remained stable with its year-end position, while the liability side decreased its sensitivity to both rising and declining interest rates. This decrease in sensitivity on the liability side was primarily due to the extension of short-term liabilities into term deposits.

Item 4 – Controls and Procedures

     The management of the Company is responsible for periodically evaluating the Company’s disclosure controls and procedures, which are defined under applicable SEC regulations as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the Commission is recorded, processed, summarized, and reported on a timely basis.

     As of March 31, 2005, the Company’s management, with the participation of its Chairman and Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased
	Shares Purchased (1)	Paid Per Share	Announced Program (2)	Under the Program (2)
January 1, 2005 – January 31, 2005	28,204	$46.42	—	4,338,600
February 1, 2005 – February 28, 2005	7,032	46.48	—	4,338,600
March 1, 2005 – March 31, 2005	1,155	46.55	—	4,338,600

Total	36,391	$46.43	—

(1)	This column includes (a) purchases of equity instruments under the Company’s publicly announced share repurchase programs described in (2) below and (b) the surrender to the Company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options during the period indicated.

(2)	On January 16, 2003, the Company announced that its Board of Directors had authorized management to purchase 6.3 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date. Additionally, on August 16, 2003, the Company announced that its Board of Directors had authorized management to purchase an additional 4.1 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date.

Item 5 – Other Information

     On February 21, 2005 the Compensation Committee (the “Committee”) of the Board of Directors of Compass Bancshares, Inc. (the “Company”) approved the performance criteria for determination of bonus awards for the 2005 fiscal year under the Compass Bancshares, Inc. 2002 Incentive Compensation Plan (the “Plan”). The performance criteria applicable to all bonus awards under the Plan for 2005 are earnings per share and return on common equity. The actual bonus awards payable for the fiscal year ending December 31, 2005, if any, will vary depending on the extent to which actual performance meets, exceeds or falls short of the performance criteria approved by the Committee. The maximum bonus opportunities established by the Committee for executive officers range from 100 percent to 200 percent of base salary.

     On February 21, 2005, the Board of Directors approved the following fee schedule for non-employee directors: (1) a monthly retainer of $2,687.50 ($3020.83 for committee chairs), (2) $1,750 for each board meeting attended, (3) $1,300 for each committee meeting attended, (4) an annual stock option grant for 2,000 shares of Compass Bancshares, Inc. common stock, and (5) reimbursement of reasonable out-of-pocket expenses incurred for attendance at Board and Board committee meetings. Monthly retainers and fees are paid into an account for the purchase of Compass common stock under Compass’ Director & Executive Stock Purchase Plan, which includes provisions for an additional matching contribution from Compass of 45% and a “gross-up” to reimburse the directors for all federal income tax obligations attributable to these retainer, fees and matching contributions. The form of stock option agreement for non-employee directors is listed as Exhibit 10(cc) to this report.

Item 6 – Exhibits

(3) Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998, with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

(d)	Certificate of Amendment, dated September 16, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(a) Exhibits (continued)

(e)	Certificate of Amendment, dated November 3, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(f)	Certificate of Amendment, dated May 15, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998, with the Commission)

(4) Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(10) Material Contracts

(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission)

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission)

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000, with the Commission)

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000, with the Commission)

(e)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000, with the Commission)

(f)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc. Registration Statement on Form S-4, Registration No. 333-15373, filed November 1, 1996, with the Commission)

(g)	Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc. December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002, with the Commission)

(a) Exhibits (continued)

(h)	First Amendment to Employment Agreement, dated March 31, 1997, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005, with the Commission)

(i)	First Amendment to Employment Agreement, dated April 14, 1997, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005, with the Commission)

(j)	First Amendment to Employment Agreement, dated April 18, 1997, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005, with the Commission)

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002, with the Commission)

(l)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002, with the Commission)

(m)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002, with the Commission)

(n)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002, with the Commission)

(o)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(o) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005, with the Commission)

(p)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000, with the Commission)

(q)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000, with the Commission)

(r)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000, with the Commission)

(s)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000, with the Commission)

     (a) Exhibits (continued)

(t)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file 000-06032, filed March 11, 2002, with the Commission)

(u)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001(incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002, with the Commission)

(v)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission)

(w)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(x)	Form of Performance Contingent Restricted Stock Agreement filed as Exhibit 10.1 to Compass Bancshares, Inc.’s Current Report on Form 8-K dated February 18, 2005 and incorporated herein by reference.

(y)	Executive Officer Compensation Arrangements.

(z)	Form of Incentive Stock Option Agreement filed as Exhibit 10.2 to Compass Bancshares, Inc.’s Current Report on Form 8-K dated February 18, 2005 and incorporated herein by reference.

(aa)	Form of Incentive Stock Option Agreement filed as Exhibit 10.3 to Compass Bancshares, Inc.’s Current Report on Form 8-K dated February 18, 2005 and incorporated herein by reference.

(bb)	Form of Incentive Stock Option Agreement filed as Exhibit 10.4 to Compass Bancshares, Inc.’s Current Report on Form 8-K dated February 18, 2005 and incorporated herein by reference.

(cc)	Form of Stock Option Agreement for Non-Employee Directors

(31)(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(31)(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer

(32)(a)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(32)(b)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer

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

May 5, 2005	By:	/s/ Garrett R. Hegel

Date		Garrett R. Hegel
Chief Financial Officer