Form 10-Q
period 2005-06-30
COMPASS BANCSHARES INC
filed 2005-08-05
CIK 18568

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2005	Commission File No. 1-31272
(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005

Common Stock, $2 Par Value	124,353,573

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements
COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$680,176	$585,679
Federal funds sold and securities purchased under agreements to resell	41,073	46,948
Trading account assets	70,356	60,156
Investment securities available for sale	4,598,312	4,398,184
Investment securities held to maturity (fair value of $2,509,342 and $2,768,334 for 2005 and 2004, respectively)	2,505,436	2,767,099
Loans	20,050,122	18,856,922
Allowance for loan losses	(254,708)	(258,339)

Net loans	19,795,414	18,598,583
Premises and equipment, net	548,328	537,466
Bank owned life insurance	432,335	423,942
Goodwill	316,221	302,619
Other assets	515,276	463,952

Total assets	$29,502,927	$28,184,628

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$5,858,976	$5,476,140
Interest bearing	12,354,405	11,563,011

Total deposits	18,213,381	17,039,151
Federal funds purchased and securities sold under agreements to repurchase	4,520,711	4,532,004
Other short-term borrowings	160,018	175,771
FHLB and other borrowings	4,153,381	4,140,972
Accrued expenses and other liabilities	277,080	251,477

Total liabilities	27,324,571	26,139,375

Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; issued – none)	—	—
Common stock of $2 par value:
Authorized – 300,000,000 shares;
Issued – 133,476,827 shares in 2005 and 132,903,225 shares in 2004	266,954	265,806
Treasury stock, at cost (9,271,505 shares in 2005 and 9,639,194 shares in 2004)	(320,635)	(333,351)
Surplus	281,754	264,400
Loans to finance stock purchases	(1,009)	(1,056)
Unearned restricted stock	(13,459)	(10,624)
Accumulated other comprehensive loss	(32,109)	(23,376)
Retained earnings	1,996,860	1,883,454

Total shareholders’ equity	2,178,356	2,045,253

Total liabilities and shareholders’ equity	$29,502,927	$28,184,628

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$293,740	$223,331	$563,023	$455,138
Interest on investment securities available for sale	45,701	50,894	91,862	94,906
Interest on investment securities held to maturity	30,132	38,503	62,255	73,071
Interest on federal funds sold and securities purchased under agreements to resell	416	164	629	316
Interest on trading account assets	183	116	355	256

Total interest income	370,172	313,008	718,124	623,687

Interest expense:
Interest on deposits	58,810	35,925	107,461	71,960
Interest on federal funds purchased and securities sold under agreements to repurchase	29,500	9,908	55,692	20,020
Interest on other short-term borrowings	972	191	1,504	393
Interest on FHLB and other borrowings	40,704	40,245	77,005	81,714

Total interest expense	129,986	86,269	241,662	174,087

Net interest income	240,186	226,739	476,462	449,600
Provision for loan losses	27,800	28,178	48,073	52,523

Net interest income after provision for loan losses	212,386	198,561	428,389	397,077

Noninterest income:

Service charges on deposit accounts	78,927	72,994	141,576	137,322
Card and merchant processing fees	24,274	19,016	45,604	35,585
Insurance commissions	15,570	12,806	31,294	27,393
Retail investment sales	8,448	8,092	17,229	15,650
Asset management fees	6,646	5,684	13,707	11,419
Corporate and correspondent investment sales	5,234	4,910	9,354	10,873
Bank owned life insurance	4,216	4,031	8,456	8,203
Investment securities gains, net	79	—	79	2,207
Gain on sale of business	—	—	4,791	—
Other	22,623	22,486	48,488	43,278

Total noninterest income	166,017	150,019	320,578	291,930

Noninterest expense:
Salaries, benefits and commissions	118,762	111,330	240,106	229,467
Equipment	20,170	18,948	40,229	37,301
Net occupancy	16,833	16,768	33,485	33,246
Professional services	15,154	13,605	29,234	26,747
Marketing	11,476	10,467	23,361	19,136
Communications	5,447	5,838	10,923	11,361
Amortization of intangibles	1,588	1,624	3,115	3,250
Merger and integration	235	300	469	545
Other	32,930	32,301	63,545	60,275

Total noninterest expense	222,595	211,181	444,467	421,328

Net income before income tax expense	155,808	137,399	304,500	267,679
Income tax expense	53,357	45,654	103,293	89,687

Net income	$102,451	$91,745	$201,207	$177,992

Basic earnings per share	$0.83	$0.75	$1.63	$1.46
Basic weighted average shares outstanding	123,617	122,074	123,452	122,069
Diluted earnings per share	$0.81	$0.73	$1.59	$1.42
Diluted weighted average shares outstanding	126,212	124,947	126,407	125,046
Dividends per share	$0.3500	$0.3125	$0.7000	$0.6250
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity
For the Six Months Ended June 30, 2005 and 2004
(In Thousands)
(Unaudited)

					Accumulated
					Other		Total
	Common	Treasury		Retained	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Other	Equity	Income
Balance, December 31, 2003	$263,138	$(317,669)	$227,404	$1,668,998	$37,306	$(7,294)	$1,871,883

Net income	—	—	—	177,992	—	—	177,992	$177,992
Net change in unrealized gains / losses on securities available for sale, net of tax	—	—	—	—	(45,124)	—	(45,124)	(45,124)
Net change in accumulated gains / losses on cash-flow hedging instruments, net of tax	—	—	—	—	(5,289)	—	(5,289)	(5,289)

Comprehensive income								$127,579

Common dividends declared ($0.6250 per share)	—	—	—	(77,162)	—	—	(77,162)
Exercise of stock options and other issuances	1,727	—	17,532	(1,006)	—	—	18,253
Issuance of restricted stock, net of cancellations	242	—	5,217	—	—	(5,970)	(511)
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(195)	(195)
Issuance of treasury stock for acquisitions, stock options and employee benefit plans	—	6,453	913	—	—	—	7,366
Amortization of restricted stock	—	—	—	—	—	1,685	1,685
Purchase of treasury stock	—	(33,096)	—	—	—	—	(33,096)

Balance, June 30, 2004	$265,107	$(344,312)	$251,066	$1,768,822	$(13,107)	$(11,774)	$1,915,802

Balance, December 31, 2004	$265,806	$(333,351)	$264,400	$1,883,454	$(23,376)	$(11,680)	$2,045,253

Net Income	—	—	—	201,207	—	—	201,207	$201,207
Net change in unrealized losses on securities available for sale, net of tax	—	—	—	—	(10,031)	—	(10,031)	(10,031)
Net change in accumulated losses on cash- flow hedging instruments, net of tax	—	—	—	—	1,298	—	1,298	1,298

Comprehensive income								$192,474

Common dividends declared ($0.7000 per share)	—	—	—	(86,754)	—	—	(86,754)
Exercise of stock options and other issuances	911	—	9,417	(1,047)	—	—	9,281
Issuances of restricted stock, net of cancellations	237	—	4,310	—	—	(4,547)	—
Repayments on loans to finance stock purchases, net of advances	—	—	—	—	—	47	47
Issuance of treasury stock for acquisitions, stock options and employee benefit plans	—	14,502	3,627	—	—	—	18,129
Amortization of restricted stock	—	—	—	—	—	1,712	1,712
Purchase of treasury stock	—	(1,786)	—	—	—	—	(1,786)

Balance, June 30, 2005	$266,954	$(320,635)	$281,754	$1,996,860	$(32,109)	$(14,468)	$2,178,356

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating Activities:
Net income	$201,207	$177,992
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	53,344	49,941
Accretion of discount and loan fees	(3,316)	(10,886)
Provision for loan losses	48,073	52,523
Net change in trading account assets	(9,422)	3,985
Net gain on sale of investment securities available for sale	(79)	(2,207)
Net gain on sale of business	(4,791)	—
Increase in other assets	(45,076)	(79,269)
Increase in other liabilities	44,429	52,791

Net cash provided by operating activities	284,369	244,870

Investing Activities:
Proceeds from maturities/calls of investment securities held to maturity	266,458	402,288
Purchases of investment securities held to maturity	(5,000)	—
Proceeds from sales of investment securities available for sale	48,627	215,370
Proceeds from maturities/calls of investment securities available for sale	325,842	486,405
Purchases of investment securities available for sale	(595,459)	(1,139,759)
Net decrease in federal funds sold and securities purchased under agreements to resell	5,875	22,147
Net increase in loan portfolio	(1,242,444)	(1,039,435)
Net cash paid in acquisitions	(202)	—
Net cash received in sale of business	4,726	—
Purchases of premises and equipment, net	(41,482)	(35,491)
Proceeds from sales of other real estate owned	9,805	14,522

Net cash used by investing activities	(1,223,254)	(1,073,953)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	42,921	562,909
Net increase in time deposits	1,131,183	38,565
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(11,293)	86,525
Net decrease in other short-term borrowings	(15,753)	(93,299)
Proceeds from FHLB advances and other borrowings	396,902	1,125,100
Repayment of FHLB advances and other borrowings	(400,274)	(817,774)
Redemption of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	—	(23,000)
Common dividends paid	(122,266)	(77,829)
Purchase of treasury stock	(1,786)	(32,885)
Issuance of treasury stock for stock options	4,420	2,414
Repayment of loans to finance stock purchases	350	301
Proceeds from exercise of stock options	8,978	17,246

Net cash provided by financing activities	1,033,382	788,273

Net increase (decrease) in cash and due from banks	94,497	(40,810)
Cash and due from banks at beginning of period	585,679	726,492

Cash and due from banks at end of period	$680,176	$685,682

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	4,749	11,984
Loans to facilitate the sale of other real estate owned	150	723
Transfers of investment securities available for sale to investment securities held to maturity	—	589,912
Loans to finance stock purchases	303	496
Change in unrealized gain (loss) on investment securities available for sale	(14,063)	(65,206)
Issuance of restricted stock, net of cancellations	4,547	5,970
Treasury stock exchanged for acquisition earnouts	5,840	4,741
Allowance transferred to other liabilities	12,189	—
Business combinations and divestitures:
Common stock issued	7,869	—
Assets acquired	8,092	—
Liabilities assumed	21	—
Assets sold	13	—
Liabilities sold	78	—
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
     Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net income, total assets, total liabilities or shareholders’ equity.
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
     Consolidation: The Company utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. Because these financing arrangements are made with separate legal entities, they are not consolidated in the Company’s Consolidated Balance Sheets. The Company evaluates whether these entities should be

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the entity is a Qualifying Special Purpose Entity (“QSPE”) as defined in Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For nonconsolidation, SFAS No. 140 requires the financing entity to be legally isolated, bankruptcy remote and beyond the control of the seller. Management believes these financing entities, which qualify as QSPE’s, fulfill the nonconsolidation requirements specified in SFAS No. 140.
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
Stock-Based Compensation
     The Company has three long-term incentive compensation plans and one employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No share-based employee compensation cost is reflected in net income of the Company for these plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share-Based Payments. The provisions of SFAS 123R were effective for all share-based awards granted, modified, repurchased or cancelled after July 1, 2005. However, on April 15, 2005, the SEC issued release number 33-8568 which delayed the effective date of SFAS 123R an additional six months, requiring that companies adopt the provisions of SFAS 123R for annual periods beginning after June 15, 2005.
     Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004, respectively: risk-free interest rates of 3.93 percent and 3.64 percent; expected dividend yields of 4.12 percent and 4.13 percent; volatility factors of the expected market price of the Company’s common stock of 0.237 and 0.276; and a weighted-average expected life of the options of 5.4 and 5.0 years, respectively.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     The Company’s actual and pro forma information follows (in Thousands Except Per Share Data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income:
As reported	$102,451	$91,745	$201,207	$177,992
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax	2,124	2,318	4,042	4,929

Pro forma net income	$100,327	$89,427	$197,165	$173,063

Basic earnings per share:
As reported	$0.83	$0.75	$1.63	$1.46
Pro forma	$0.81	$0.73	$1.60	$1.42
Diluted earnings per share:
As reported	$0.81	$0.73	$1.59	$1.42
Pro forma	$0.79	$0.71	$1.56	$1.38
Website Availability of Reports Filed with the SEC
     The Company maintains an Internet website located at www.compassweb.com on which, among other things, the Company makes available, free of charge, various reports that it files with, or furnishes to, the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC. To access these reports, users may visit the following Internet address: www.compassweb.com. The information contained at this Internet address is not and should not be considered part of this filing.
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
     Several of the acquisition agreements the Company has entered into include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At June 30, 2005, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $27 million, primarily in the form of the Company’s common stock.
Divestitures
     On March 31, 2005, the Company completed the sale of a non-core business unit that specialized in the brokerage of oil and gas properties. A gain of $4.8 million was recognized on the sale and is included in noninterest income in the Consolidated Statements of Income for the six-month period ending June 30, 2005.

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
     The Company owns all of the outstanding common stock of each of the two trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent Company (“Capital Securities”). These Capital Securities are the trusts’ only assets and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. In December of 2003, the Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”). The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trust’s Trust Preferred Securities. The Capital Securities are reflected as FHLB and other borrowings in the Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004.
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
Class B Preferred Stock
     In December 2000, a subsidiary of the Parent Company issued $21 million of Class B Preferred Stock (“Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at both June 30, 2005 and December 31, 2004. The Preferred Stock qualifies as Tier I Capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
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
     The Company’s Capital Securities and Preferred Stock are summarized below.

	Maturity	June 30,	December 31,
	Dates	2005	2004
		(in Thousands)
Capital Securities:
8.23% debentures payable to Compass Trust I	2027	$103,093	$103,093
7.35% debentures payable to Compass Trust III	2032	309,279	309,279
Fair value adjustment of hedged Capital Securities	2027, 2032	14,948	17,657
Class B Preferred Stock		18,044	18,012

Total Capital Securities and Preferred Stock		$445,364	$448,041

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 4 — Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In Thousands Except Per Share Data)
	(Unaudited)
BASIC EARNINGS PER SHARE:
Net income	$102,451	$91,745	$201,207	$177,992

Weighted average shares outstanding	123,617	122,074	123,452	122,069

Basic earnings per share	$0.83	$0.75	$1.63	$1.46

DILUTED EARNINGS PER SHARE:
Net income	$102,451	$91,745	$201,207	$177,992

Weighted average shares outstanding	123,617	122,074	123,452	122,069
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using the average market price for the period	2,595	2,873	2,955	2,977

Weighted average diluted shares outstanding	126,212	124,947	126,407	125,046

Diluted earnings per share	$0.81	$0.73	$1.59	$1.42

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     The following table presents information for the Company’s segments as of and for the three and six months ended June 30, 2005 and 2004.
For the Three Months Ended June 30, 2005
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$98,400	$118,952	$15,052	$17,324	$(9,542)	$240,186
Noninterest income	35,219	118,214	9,370	7,401	(4,187)	166,017
Noninterest expense	49,054	107,185	11,226	4,822	50,308	222,595

Segment income (loss)	$84,565	$129,981	$13,196	$19,903	$(64,037)	183,608

Provision for loan losses						27,800

Net income before income tax expense						155,808
Income tax expense						53,357

Net income						$102,451

Balance Sheet
Average assets	$10,556,569	$8,431,251	$1,311,708	$7,692,735	$1,118,526	$29,110,789
Average loans	10,406,168	8,159,219	1,301,793	—	(275,035)	19,592,145
Average deposits	4,734,582	10,025,577	1,198,010	2,369,095	(50,651)	18,276,613

Period-end assets	$10,725,776	$8,692,505	$1,333,164	$7,734,689	$1,016,793	$29,502,927
Period-end loans	10,548,882	8,395,079	1,323,093	—	(216,932)	20,050,122
Period-end deposits	4,894,724	10,109,844	1,174,193	2,087,381	(52,761)	18,213,381
For the Three Months Ended June 30, 2004
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$84,611	$83,485	$11,246	$21,640	$25,757	$226,739
Noninterest income	34,836	103,667	7,489	7,208	(3,181)	150,019
Noninterest expense	48,412	98,831	9,290	3,569	51,079	211,181

Segment income (loss)	$71,035	$88,321	$9,445	$25,279	$(28,503)	165,577

Provision for loan losses						28,178

Net income before income tax expense						137,399
Income tax expense						45,654

Net income						$91,745

Balance Sheet
Average assets	$9,855,200	$7,382,978	$1,205,296	$7,779,111	$1,562,961	$27,785,546
Average loans	9,714,295	7,130,844	1,196,759	—	(413,854)	17,628,044
Average deposits	4,569,883	9,286,905	1,246,752	1,334,215	(33,980)	16,403,775

Period-end assets	$9,859,425	$7,531,633	$1,214,818	$7,772,418	$1,522,798	$27,901,092
Period-end loans	9,711,177	7,267,544	1,206,852	—	(422,846)	17,762,727
Period-end deposits	4,773,808	9,279,700	1,220,118	1,049,610	(38,415)	16,284,821

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2005
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$190,748	$228,593	$29,308	$38,333	$(10,520)	$476,462
Noninterest income	78,760	217,707	18,779	14,420	(9,088)	320,578
Noninterest expense	99,016	212,470	23,024	9,279	100,678	444,467

Segment income (loss)	$170,492	$233,830	$25,063	$43,474	$(120,286)	352,573

Provision for loan losses						48,073

Net income before income tax expense						304,500
Income tax expense						103,293

Net income						$201,207

Balance Sheet
Average assets	$10,418,824	$8,282,488	$1,309,189	$7,693,937	$1,113,875	$28,818,313
Average loans	10,278,852	8,016,002	1,299,466	—	(289,765)	19,304,555
Average deposits	4,741,099	9,870,836	1,202,670	2,152,708	(57,825)	17,909,488

Period-end assets	$10,725,776	$8,692,505	$1,333,164	$7,734,689	$1,016,793	$29,502,927
Period-end loans	10,548,882	8,395,079	1,323,093	—	(216,932)	20,050,122
Period-end deposits	4,894,724	10,109,844	1,174,193	2,087,381	(52,761)	18,213,381
For the Six Months Ended June 30, 2004
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$165,756	$162,136	$21,579	$42,104	$58,025	$449,600
Noninterest income	71,467	192,671	14,779	16,278	(3,265)	291,930
Noninterest expense	98,951	195,409	19,757	7,198	100,013	421,328

Segment income (loss)	$138,272	$159,398	$16,601	$51,184	$(45,253)	320,202

Provision for loan losses						52,523

Net income before income tax expense						267,679
Income tax expense						89,687

Net income						$177,992

Balance Sheet
Average assets	$9,759,184	$7,532,754	$1,165,772	$7,638,139	$1,276,029	$27,371,878
Average loans	9,611,343	7,278,962	1,157,157	—	(441,393)	17,606,069
Average deposits	4,488,987	9,202,411	1,253,011	1,132,296	(37,740)	16,038,965

Period-end assets	$9,859,425	$7,531,633	$1,214,818	$7,772,418	$1,522,798	$27,901,092
Period-end loans	9,711,177	7,267,544	1,206,852	—	(422,846)	17,762,727
Period-end deposits	4,773,808	9,279,700	1,220,118	1,049,610	(38,415)	16,284,821

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6 — Loans and Allowance for Loan Losses
     The following presents the composition of the loan portfolio at June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004
	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,786,062	$3,750,063
Real estate – construction	3,481,256	3,027,228
Commercial real estate – mortgage	4,085,626	3,943,163

Total commercial loans	11,352,944	10,720,454
Consumer loans:
Residential real estate – mortgage	1,738,650	1,566,370
Equity lines of credit	1,513,864	1,401,604
Equity loans	1,092,719	1,069,614
Credit card	511,889	505,090
Consumer installment – direct	413,090	484,657
Consumer installment – indirect	3,426,966	3,109,133

Total consumer loans	8,697,178	8,136,468

Total	$20,050,122	$18,856,922

     A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2005 and 2004 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in Thousands)
Balance at beginning of period	$246,565	$244,655	$258,339	$244,882
Add: Provision charged to income	27,800	28,178	48,073	52,523
Deduct: Allowance for loans securitized	—	—	—	591
Allowance transferred to other liabilities	—	—	12,189	—
Net charge-offs (recoveries):
Commercial, financial and agricultural	2,522	2,374	3,248	5,976
Commercial real estate – mortgage	516	2,534	680	2,641
Real estate – construction	305	(33)	255	112
Residential real estate – mortgage	316	159	775	515
Equity lines of credit	48	351	660	1,077
Equity loans	300	889	820	1,462
Credit card	9,191	8,865	17,102	18,444
Consumer installment – direct	1,800	1,500	4,057	3,123
Consumer installment – indirect	4,659	5,621	11,918	12,891

Total net charge-offs	19,657	22,260	39,515	46,241

Balance at end of period	$254,708	$250,573	$254,708	$250,573

     Nonperforming assets at June 30, 2005 and December 31, 2004 are detailed in the following table.

	June 30,	December 31,
	2005	2004
	(in Thousands)
Nonaccrual loans	$51,196	$49,947
Renegotiated loans	716	734

Total nonperforming loans	51,912	50,681
Other real estate	15,832	19,998

Total nonperforming assets	$67,744	$70,679

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 — Securitized Assets
     The Company enters into securitization transactions involving its residential loan portfolio, including home equity loans, and participations in the guaranteed portion of its Small Business Administration loans. The sale of the participations in the guaranteed portion of Small Business Administration loans are to external investors. Generally, the residential loan portfolio securitization activities are not sold to external investors, but rather are securitized and reclassified from loans to investment securities. These assets, which the Company continues to manage and service, approximated $1.4 billion and $1.6 billion at June 30, 2005 and December 31, 2004, respectively.
     Included in securitized assets were $10 million of nonaccrual loans and accruing loans 90 days or more past due at June 30, 2005 and December 31, 2004. Also included in securitized assets were $3 million of foreclosed assets at both June 30, 2005 and December 31, 2004, respectively.
NOTE 8 — Investments (Other than Temporary Impairment)
     The following table summarizes the Company’s investment securities available for sale that are in a loss position at June 30, 2005. The table below discloses the market value and the gross unrealized losses of the Company’s available for sale securities in a loss position at June 30, 2005 and aggregates this information by investment category and length of time the individual securities have been in an unrealized loss position.

	Securities in a loss position		Securities in a loss position
	for less than 12 months		for 12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$45,393	$12	$—	$—	$45,393	$12
Mortgage-backed pass-through securities	299,005	2,992	129,680	2,634	428,685	5,626
Collateralized mortgage obligations	1,918,266	13,864	1,439,319	20,785	3,357,585	34,649
Asset-backed securities and corporate bonds	—	—	—	—	—	—
States and political subdivisions	3,570	10	—	—	3,570	10
Other	—	—	—	—	—	—
Equity securities	3	1	—	—	3	1

Total	$2,266,237	$16,879	$1,568,999	$23,419	$3,835,236	$40,298

     Management does not believe that any individual unrealized loss at June 30, 2005 represents an other-than-temporary impairment. The unrealized losses reported for collateralized mortgage obligations and mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and were individually not significant relative to their respective amortized cost. Additionally, the Company has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 9 — Off-Balance Sheet Activities, Derivatives and Hedging
Accounting for Derivative Instruments and Hedging Activities
     The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contractual or notional amount of all derivative instruments as of June 30, 2005 and December 31, 2004.

	June 30,		December 31,
	2005		2004
		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading
	(in Thousands)
Forward and futures contracts	$214,460	$43,614	$271,863	$18,708
Interest rate swap agreements:
Pay fixed versus receive float	1,522,573	50,000	1,384,586	—
Receive fixed versus pay float	1,520,665	1,772,472	1,402,189	1,503,836
Written options	91,386	50,707 (1)	63,229	19,812 (1)
Purchased options	160,676	—	97,358	—

(1)	Written options classified as other than trading represent interest rate loan commitments related to the Company’s mortgage banking activities
     For the three or six months ended June 30, 2005 and 2004, there were no credit losses associated with derivative instruments.
     The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both June 30, 2005 and December 31, 2004. These derivative positions are primarily executed in the over-the-counter market.

	June 30, 2005		December 31, 2004
	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value
	(in Thousands)
Cash Flow Hedges:
Interest rate swap agreements	$750,000	$(3,266)	$700,000	$(3,654)
Fair Value Hedges:
Interest rate swap agreements	1,072,472	61,420	803,836	47,291
Forward contracts (1)	43,614	123	18,708	9

(1)	Derivatives related to the Company’s mortgage banking activities
Interest-Rate Risk
     The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.
Fair-Value Hedges
     The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three or six months ended June 30, 2005 and 2004. The Company recognized a decrease in interest expense of $7.5 million and $11.1 million for the three months ended June 30, 2005 and 2004, respectively, and a decrease in interest expense of $14.8 million and $22.1 million for the six months ended June 30, 2005 and 2004, respectively, related to interest rate swaps accounted for

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
as fair value hedges. At June 30, 2005, the fair value hedges had a carrying value of $61 million and a weighted average remaining term of 6.6 years.
     In the first quarter of 2004, the Company began entering into forward sales commitments, which are commitments for future sales of closed mortgage loans to third parties at a specified price. The change in the value of the forward sales commitments is recognized through current period earnings. The recognition of the change in value of the closed mortgage loans depends on the effectiveness of the hedge. When hedge effectiveness is met, the change in value of the loans is recognized through current period earnings. When hedge effectiveness is not met, the change in the value of the loans is not recognized, but instead is based on the lower of cost or market guidelines. Therefore, any potential gain will not be recognized until the sale of the loan. Fair value hedging gains or losses related to the forward sales commitments were immaterial for the three and six months ended June 30, 2005 and 2004.
Cash-Flow Hedges
     The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets and liabilities. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three or six months ended June 30, 2005 or 2004. During 2004, the Company terminated interest rate swaps that were hedging floating rate commercial loans. At June 30, 2005, a deferred loss of $2 million, net of tax, was included in other comprehensive income and will be amortized into income over the next 11 months as the related loan interest income is recognized. As of June 30, 2005, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. The Company recognized a decrease in interest income of $1.9 million and an increase in interest income of $2.9 million related to interest rate swaps accounted for as cash flow hedges for the three months ended June 30, 2005 and 2004, respectively, and a decrease in interest income of $2.9 million and an increase in interest income of $9.5 million for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, the cash-flow hedges not terminated had a deferred net loss of $3.3 million included in other comprehensive income and a weighted average life of 0.4 years. Based on the current interest rate environment, these losses are expected to be reclassified to interest income over the next 12 months as net settlements occur.
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
     At June 30, 2005, all securities held by Sunbelt were externally rated AAA or Aaa, issued by U.S. government sponsored agencies, or guaranteed by the U.S. government or its agencies. Approximately 99 percent of the securities held by Sunbelt at June 30, 2005 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.8 billion at both June 30, 2005 and December 31, 2004, respectively. The Company realized fee income of $1.4 million and $1.7 million for the three months ended June 30, 2005 and 2004, respectively, and $3.0 million and $3.2 million for the six months ended June 30, 2005 and 2004, respectively, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At both June 30, 2005 and December 31, 2004, receivables from Sunbelt were $2 million. There were no outstanding payables to Sunbelt at either June 30, 2005 or December 31, 2004. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if such an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of June 30, 2005.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     There is currently a proposed amendment to SFAS 140, which could result in Sunbelt no longer qualifying as a QSPE. If this amendment is finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company, as of June 30, 2005, would not have had a significant impact on the Company’s regulatory capital ratios, which would have still exceeded the minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 14 — Recently Issued Accounting Standards.
NOTE 10 — Shareholders’ Equity
     In January and August of 2003, the Company announced that its board of directors authorized share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, respectively, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through June 30, 2005, 6.1 million shares had been repurchased under the January 2003 program at a cost of $228 million. Approximately 1.2 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At June 30, 2005, approximately 4.3 million shares remained available for repurchase under the programs. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions, and other factors.
     In February 2005, the Company increased its quarterly dividend 12 percent to $0.3500 per common share, from $0.3125 per common share in 2004.
     At June 30, 2005, accumulated other comprehensive income included a deferred loss of $6 million primarily from the effective portion of cash flow hedges and $26 million of net unrealized losses on investment securities available for sale. At December 31, 2004, accumulated other comprehensive income included a deferred loss of $7 million primarily associated with the effective portion of cash flow hedges and $16 million of net unrealized losses on investment securities available for sale.
NOTE 11 — Goodwill and Other Acquired Intangible Assets
     As of June 30, 2005, the Company had four reporting units with goodwill, including Corporate Banking with $137 million, Retail Banking with $96 million, Insurance with $68 million and Wealth Management with $15 million. During the six months ended June 30, 2005, goodwill increased $8 million, $5 million and $571,000 within the Wealth Management reporting unit, Insurance reporting unit, and the Corporate Banking reporting unit, respectively. These amounts increased primarily due to current year acquisitions and payments of contingent consideration in the current year in connection with prior acquisitions.
     Acquired intangible assets as of June 30, 2005 are detailed in the following table.

	As of June 30, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
	(in Thousands)
Nonamortizing goodwill	$369,954	$(53,733)	$316,221

Amortizing intangible assets:
Core deposit intangibles	$63,890	$(55,014)	$8,876
Other customer intangibles	43,325	(12,039)	31,286

Total amortizing intangible assets	$107,215	$(67,053)	$40,162

     The Company recognized $1.6 million in amortization expense on acquired intangible assets for the three months ended June 30, 2005 and 2004, and $3.1 million and $3.3 million for the six months ended June 30, 2005 and 2004, respectively. Aggregate amortization expense for the years ending December 31, 2005 through December 31, 2009 is estimated to be $6.2 million, $4.9 million, $4.1 million, $3.8 million, and $3.6 million, respectively.
NOTE 12 — Commitments and Contingencies
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     Standby and commercial letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. As of June 30, 2005, the recorded amount of these deferred fees was $5 million. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At June 30, 2005, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby and commercial letters of credit was $779 million.
     The following represents the Company’s commitments to extend credit and standby and commercial letters of credit as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
	(in Thousands)
Commitments to extend credit	$12,490,327	$11,265,440
Standby and commercial letters of credit	779,326	716,195
     At June 30, 2005, the Company has potential recourse related to FNMA securitizations of approximately $22 million.
     Certain acquisition agreements related to the insurance agencies and an investment advisory firm include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At June 30, 2005, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $27 million, primarily in the form of the Company’s common stock.
     In the ordinary course of business, the Company is subject to legal proceedings, which involve claims for substantial monetary relief. However, based upon the advice of legal counsel, management is of the opinion that any legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.
     The Company is subject to review and examination from various tax authorities. The Company is currently under examination by a number of tax authorities and has received notices of proposed adjustments related to taxes due for prior years. Management intends to challenge the proposed adjustments and expects that the final resolution of the examinations will not have a material impact on the Company’s financial position.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 — Defined Benefit Pension Plan
     The following table provides certain information with respect to the Company’s defined benefit pension plan for the three and six-month periods ending June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In Thousands)
Service cost	$1,833	$1,695	$3,804	$3,415
Interest cost	2,334	2,116	4,764	4,224
Expected return on plan assets	(3,032)	(2,731)	(6,078)	(5,313)
Amortization of prior service cost	6	9	17	17
Amortization of net loss	736	262	1,595	817

Net periodic benefit cost	$1,877	$1,351	$4,102	$3,160

     In June 2005, the Company contributed $8.0 million to the defined benefit pension plan. For the remainder of 2005, the Company does not anticipate making any further contributions to the defined benefit pension plan. In the future, the Company anticipates contributing amounts to the defined benefit pension plan sufficient to satisfy minimum funding requirements of the Employee Retirement Income Security Act of 1974.
NOTE 14 — Recently Issued Accounting Standards
Consolidation of Variable Interest Entities
     On January 15, 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. The Company adopted the provisions of FIN 46R on December 31, 2003. The Company’s securitization structure, as of June 30, 2005, met QSPE standards, and therefore, was not affected by the adoption of FIN 46 or FIN 46R.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
loans acquired in business combinations but does not apply to loans originated by the Company. The initial adoption of this standard did not have an impact on the financial condition or the results of operations of the Company.
Share-Based Payments
     On December 15, 2004, the FASB issued SFAS 123R, Share-Based Payments. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of the SFAS 123R were effective for all share-based awards granted after July 1, 2005 and to share-based awards modified, repurchased, or cancelled after that date. However, on April 15, 2005, the SEC issued release number 33-8568 which delayed the effective date of SFAS 123R an additional six months, requiring that companies adopt the provisions of SFAS 123R for annual periods beginning after June 15, 2005. Management does not believe the results of the adoption of this standard will differ materially from the pro-forma disclosures in Note 1 — General.
Exchanges of Nonmonetary Assets
     On December 16, 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

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
     If the Company’s assumptions and estimates are incorrect, or if the Company or the Subsidiary Banks become subject to significant limitations as the result of litigation or regulatory action then the Company’s actual results could vary materially from the forward-looking statements made herein. Investors are cautioned not to place undue reliance on any forward-looking statements and to read this Quarterly Report on Form 10-Q in conjunction with the Company’s other filings with the SEC including the Company’s Annual Report on Form 10-K which is available on the Commission’s website, www.sec.gov, as well as on the Company’s website, www.compassweb.com. The Company disclaims any obligation to update any such forward-looking statements.
Overview
     The Company had net income of $102.5 million for the three months ended June 30, 2005, a 12 percent increase over the $91.7 million earned during the three months ended June 30, 2004. For the same time period, diluted earnings per share increased 11 percent to $0.81 from $0.73 earned in the prior year.
     For the first six months of 2005, net income increased 13 percent to $201.2 million compared to $178.0 million for the same period last year. Diluted earnings per share for the first six months of 2005 increased 12 percent to $1.59 from $1.42 in the first six months of 2004.
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
     Net interest income for the three months ended June 30, 2005, increased to $241.1 million from $227.6 million for the same period last year, as interest income increased $57.2 million and interest expense increased $43.7 million. The increase in interest income was due to a $1.3 billion increase in average earning assets and a 61 basis point increase in the average yield on earning assets from 4.93 percent to 5.54 percent. The increase in average earning assets over the second quarter of 2004 was driven primarily by an increase in average loans of $2.0 billion, partially offset by a decrease of $716 million in investment securities, including both investment securities available for sale and investment securities held to maturity. The increase in average loans was due to continued strong loan production throughout all of the Company’s major markets. The decrease in investment securities was a result of the Company repositioning its balance sheet in August of 2004 by selling approximately $500 million of investment securities available for sale and, in the current year, the Company choosing to use cash flows from the securities portfolio to fund loan growth rather than reinvesting those cash flows into investment securities. The 51 percent increase in interest expense over the second quarter of 2004 was primarily the result of an 80 basis point increase in the average rate paid on interest bearing liabilities coupled with a $339 million increase in average interest bearing liabilities. The increase in average total interest bearing liabilities was driven by an increase of $1.1 billion in interest bearing deposits, partially offset by a decrease of $846 million in FHLB and other borrowings.
     For the first six months of 2005, net interest income increased $26.9 million over the same period last year to $478.3 million, with interest income increasing $94.5 million and interest expense increasing $67.6 million. The increase in interest income was due to a $1.4 billion increase in average earning assets and a 47 basis point increase in the average yield on earning assets from 5.00 percent to 5.47 percent. The increase in average earning assets from the first six months of 2004 was driven primarily by an increase of $1.7 billion in average loans, offset partially by a decrease of $305 million in investment securities, including both investment securities available for sale and investment securities held to maturity. The changes in these captions for the six months ended June 30, 2005 are consistent with changes between quarters noted previously. The 39 percent increase in interest expense over the first six months of 2004 was primarily the result of a 62 basis point increase in the average rate paid on interest bearing liabilities coupled with a $453 million increase in average interest bearing liabilities. The increase in average total interest bearing liabilities was driven by an increase of $1.1 billion in interest bearing deposits, partially offset by a decrease of $735 million in FHLB and other borrowings.
     Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin increased to 3.60 percent for the second quarter of 2005, compared to 3.58 percent for the same period in 2004. For the six months ended June 30, 2005, net interest margin increased from 3.61 percent in the prior year to 3.63 percent. These increases were caused by the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. During the second quarter of 2005, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 8 basis points as compared to a 22 basis point positive impact for the second quarter of 2004. For the six months ended June 30, 2005, the Company’s use of interest rate contracts increased the Company’s net interest margin by 9 basis points as compared to a positive impact of 26 basis points for the same period last year.
     The following table presents the actual and projected impact of the Company’s derivatives held for hedging purposes on net interest margin by quarter for fiscal years 2004 and 2005, excluding derivatives entered into by the Company related to mortgage banking activities. The derivatives included in the table below are both cash flow hedges and fair value hedges, including terminated cash flow hedges. The table assumes interest rates remain at June 30, 2005 levels.

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	Actual	Actual	Actual	Actual	Total
	(in Thousands)
Hedging derivatives positive impact to net interest margin	$17,668	$13,931	$12,012	$9,121	$52,732

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	Total
	Actual	Actual	Projected*	Projected*	Projected*
	(in Thousands)
Hedging derivatives positive impact to net interest margin	$6,329	$5,634	$4,548	$4,475	$20,986

*	Projected impact based on interest rates remaining at June 30, 2005 levels.

     Derivative instruments are subject to market risk. While the Company utilizes trading derivatives to facilitate customer transactions, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date, and the receive fixed coupon rate for derivative instruments used for hedging activities as of June 30, 2005, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The maturity date used in the following table is the first call date, when applicable. See Note 9 – Off-Balance Sheet Activities, Derivatives and Hedging for further information about the Company’s use of derivatives and the fair value of those instruments.

	July 1, 2005
	through
	December 31,	For the Year Ended December 31,
	2005	2006	2007	Thereafter
	($ in Thousands)
Non-trading interest rate contracts
Cash Flow Hedges
Notional maturity	$500,000	$250,000	$—	$—
Weighted average coupon received on maturities	2.60%	2.34%	—%	—%
Weighted average time to maturity (months)	1	11	—	—

Fair Value Hedges
Notional maturity	$65,000	$20,000	$323,500	$663,972
Weighted average coupon received on maturities	4.78%	4.06%	7.55%	5.88%
Weighted average time to maturity (months)	4	7	21	108
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

     The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2005, as compared to the same period in 2004 (in thousands):

	Three Months Ended
	June 30, 2005
	Change
	2004
	To	Attributed to
	2005	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$252	$1	$249	$2
Trading account assets	72	66	4	2
Investment securities available for sale	(5,208)	(638)	(4,628)	58
Investment securities held to maturity	(8,477)	(7,947)	(664)	134
Loans	70,526	24,903	41,049	4,574

Increase in interest income	$57,165	$16,385	$36,010	$4,770

Interest expense:
Deposits	$22,885	$7,194	$11,179	$4,512
Federal funds purchased and securities sold under agreements to repurchase	19,592	(10)	19,622	(20)
Other short-term borrowings	781	142	367	272
FHLB and other borrowings	459	(6,796)	8,729	(1,474)

Increase (decrease) in interest expense	$43,717	$530	$39,897	$3,290

	Six Months Ended
	June 30, 2005
	Change
	2004
	To	Attributed to
	2005	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$313	$(34)	$389	$(42)
Trading account assets	103	95	6	2
Investment securities available for sale	(3,072)	2,242	(5,191)	(123)
Investment securities held to maturity	(11,029)	(9,986)	(1,205)	162
Loans	108,145	43,939	58,557	5,649

Increase in interest income	$94,460	$36,256	$52,556	$5,648

Interest expense:
Deposits	$35,501	$12,300	$15,551	$7,650
Federal funds purchased and securities sold under agreements to repurchase	35,672	349	34,718	605
Other short-term borrowings	1,111	173	652	286
FHLB and other borrowings	(4,709)	(12,307)	8,945	(1,347)

Increase (decrease) in interest expense	$67,575	$515	$59,866	$7,194

Noninterest Income and Noninterest Expense
     During the second quarter of 2005, noninterest income increased $16.0 million, or 11 percent, to $166.0 million, from the $150.0 million earned in the second quarter of 2004. The increase in noninterest income is directly attributable to increases in all of the major fee-based businesses of the Company, including a $5.9 million increase in service charges on deposit accounts, a $5.3 million increase in card and merchant processing fees and a $2.8 million increase in insurance commissions. Noninterest income for the six months ended June 30, 2005 increased $28.6 million, or 10 percent, to $320.6 million, as compared to the same period in 2004. The increase in noninterest income is primarily the result of a $10.0 million increase in card and merchant processing fees, a $4.8 million gain on sale of a non-core business unit, a $4.3 million increase in service charges on deposit accounts, a $3.9 million increase in insurance commissions, a $2.3 million increase in asset management fees, and a $5.2 million increase in other income. The increase in card and merchant processing fees for both the three and six month periods was due to increased volume of activity in credit card and debit card business, while the increase in service charges on deposit accounts was primarily due to increases in the number of noninterest bearing deposit accounts. The increases in insurance commissions for both the three and six month periods was the result of continued expansion of the property and casualty business throughout the Company’s franchise through internal growth and acquisitions. The increase in asset management fees was primarily driven by the Company’s January 2005 acquisition of Stavis, Margolis Advisory Services, Inc., an investment advisory firm based in Houston. The increase in other income for the six month period ended June 30, 2005 was primarily attributable to activity associated with the Company’s SBA and student loan portfolios during the first quarter of 2005.
     Noninterest expense growth remained well contained for both the three and six month periods ended June 30, 2005. Noninterest expense for the quarter ended June 30, 2005, increased $11.4 million, or five percent, compared to the second quarter of 2004. This increase in noninterest expense is primarily attributed to increases in salaries and benefits stemming from the acquisitions of Sevier Insurance Agency in October of 2004, Warren Benefits Group, LP, and Stavis, Margolis Advisory Services, Inc. in January 2005, as well as the opening of three de novo banking centers in the first six months of 2005. For the six months ended June 30, 2005, noninterest expense increased $23.1 million, or five percent, to $444.5 million compared to the same period last year.
Income Taxes
     Income tax expense totaled $53.4 million and $45.7 million for the second quarter of 2005 and 2004, respectively, and $103.3 million and $89.7 million for the six months ended June 30, 2005 and 2004, respectively. The effective tax rate was 34.2 percent for the second quarter of 2005 compared to 33.2 percent for the same period in 2004, and 33.9 percent and 33.5 percent for the six months ended June 30, 2005 and 2004, respectively.
Provision and Allowance for Loan Losses
     The provision for loan losses for the three and six-month periods ended June 30, 2005, decreased $378,000 and $4.5 million, respectively, from the same periods in 2004. The allowance for loan losses and the corresponding provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and existing economic conditions. Additionally, on March 31, 2005 the Company transferred $12 million of allowance for loan losses related to unfunded commitments, letters of credit and fees to other liabilities. The allowance for loan losses at June 30, 2005, was $255 million and at December 31, 2004, was $258 million. The ratio of the allowance for loan losses to loans outstanding was 1.27 percent at June 30, 2005 and 1.37 percent at December 31, 2004. Management believes that the allowance for loan losses at June 30, 2005 is adequate.
Nonperforming Assets and Past Due Loans
     Stated as a percentage of total loans and other real estate owned, nonperforming assets at June 30, 2005, were 0.34 percent, compared to 0.37 percent at December 31, 2004. At June 30, 2005, the allowance for loan losses as a percentage of nonperforming loans was 491 percent, compared to 510 percent at December 31, 2004. The allowance for loan losses as a percentage of nonperforming assets was 376 percent at June 30, 2005, compared to 366 percent at December 31, 2004.
     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, and other real estate, totaled $68 million at June 30, 2005, compared to $71 million at December 31, 2004. Loans past due ninety days or more but still accruing interest were $14 million at June 30, 2005, compared to $16 million at December 31, 2004.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/Nonperforming Assets
(in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Allowance for Loan Losses
Balance at beginning of period	$258,339	$244,882
Add: Provision charged to income	48,073	52,523
Deduct: Allowance for loans securitized	—	591
Allowance transferred to other liabilities	12,189	—
Loans charged off	54,893	58,742
Loan recoveries	(15,378)	(12,501)

Net charge-offs	39,515	46,241

Balance at end of period	$254,708	$250,573

Net charge-offs as a percentage of average loans (annualized)	0.41%	0.53%

	June 30, 2005	December 31, 2004
Nonperforming Assets
Nonaccrual loans	$51,196	$49,947
Renegotiated loans	716	734

Total nonperforming loans	51,912	50,681
Other real estate	15,832	19,998

Total nonperforming assets	$67,744	$70,679

Accruing loans ninety days or more past due	$13,725	$15,509
Other repossessed assets	705	656
Allowance as a percentage of loans	1.27%	1.37%
Total nonperforming loans as a percentage of loans	0.26	0.27
Total nonperforming assets as a percentage of loans and ORE	0.34	0.37
Accruing loans ninety days or more past due as a percentage of loans	0.07	0.08
Allowance for loan losses as a percentage of nonperforming loans	490.65	509.74
Allowance for loan losses as a percentage of nonperforming assets	375.99	365.51

Financial Condition
Overview
     Total assets at June 30, 2005 were $29.5 billion, up from $28.2 billion at December 31, 2004. The increase in assets was due primarily to loan growth.
Assets and Funding
     At June 30, 2005, earning assets totaled $27.2 billion, an increase of approximately $1.1 billion from the $26.1 billion in earning assets at December 31, 2004. The mix of earning assets shifted slightly with total investment securities and loans comprising 26 percent and 74 percent, respectively, of total earning assets at June 30, 2005, while at December 31, 2004 total investment securities and loans were 27 percent and 72 percent, respectively, of earning assets.
     The $1.2 billion growth in loans was funded by a $791 million increase in interest bearing deposits and a $383 million increase in noninterest bearing deposits. The increase in deposits is due to the Company’s continued emphasis on funding earning asset growth through deposit generation.
Liquidity and Capital Resources
     Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At June 30, 2005, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $457 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. In the first quarter of 2005, the Company enhanced its liquidity position by issuing, at the Company’s lead bank subsidiary level, approximately $300 million of 15 year subordinated notes. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.
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
     The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong, as the ratio of total shareholders’ equity to total assets at June 30, 2005 was 7.38 percent compared to 7.26 percent at December 31, 2004. Shareholders’ equity increased during the first six months of 2005 primarily due to an increase in retained earnings.
     In January and August of 2003, the Company announced that its board of directors authorized share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, respectively, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through June 30, 2005, 6.1 million shares had been repurchased under the January 2003 program at a cost of $228 million. Approximately 1.2 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At June 30, 2005, approximately 4.3 million shares remained available for repurchase under the programs. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions, and other factors.
     In addition to the capital ratios mentioned previously, banking industry regulators have defined minimum regulatory capital ratios that the Parent Company and the Subsidiary Banks are required to maintain. These regulatory capital guidelines take into consideration risk factors, as defined by the banking industry regulators, associated with various categories of assets, both on and off balance sheet. Under the guidelines, capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I Capital is defined as common shareholders’ equity, excluding the net unrealized holding gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments and disallowed credit-enhancing interest-only strips, plus perpetual preferred stock and the Trust Preferred Securities, subject to regulatory limitations, minus goodwill and other disallowed intangible assets. Other disallowed intangibles represent intangible assets, other than goodwill, recorded after February 19, 1992. Total Qualifying Capital is defined as Tier I Capital plus Tier II Capital components, which include such items as qualifying allowance for loan losses, certain qualifying classes of preferred stock and qualifying subordinated debt.
     Tier I Capital and Total Qualifying Capital as of June 30, 2005 exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at June 30, 2005 were 9.03 percent and 12.07 percent, respectively, compared to 9.09 percent and 11.12 percent at December 31, 2004. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments, disallowed credit-enhancing interest-only strips, period-end goodwill, and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 7.70 percent at June 30, 2005 and 7.51 percent at December 31, 2004. The Company’s tangible leverage ratio was 7.66 percent at June 30, 2005 compared to 7.48 percent at December 31, 2004.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described in the annual report on Form 10-K for the period ended December 31, 2004. Net interest income sensitivities, given a gradual and sustained parallel interest rate shift over a one-year time horizon, using yield curves current as of June 30, 2005 and December 31, 2004, respectively, are shown in the table below.

	Principal	Percentage
	Amount of Earning	Increase/(Decrease)
	Assets, Interest	in Interest Income/Expense
	Bearing Liabilities	Down 100	Up 100
	and Swaps	Basis Points	Basis Points
	(in Thousands)
	(Unaudited)
June 30, 2005:
Assets which reprice in: *
One year or less	$13,332,915	(7.89)%	8.03%
Over one year	13,890,927	(2.94)	2.24

	$27,223,842	(5.57)	5.31

Liabilities which reprice in:
One year or less	$16,885,103	(16.67)%	17.75%
Over one year	4,303,412	(1.30)	0.67

	$21,188,515	(11.61)	12.12

Total net interest income sensitivity		(1.64)%	0.88%

December 31, 2004:
Assets which reprice in: *
One year or less	$12,480,418	(8.94)%	9.23%
Over one year	13,610,460	(2.81)	2.40

	$26,090,878	(5.83)	5.77

Liabilities which reprice in:
One year or less	$16,491,092	(24.19)%	27.69%
Over one year	3,920,666	(1.15)	1.33

	$20,411,758	(15.16)	17.36

Total net interest income sensitivity		(1.26)%	0.10%

*	Excludes noninterest earning trading account assets
     As shown in the table above, the Company’s balance sheet became more sensitive to both rising and falling interest rates from December 31, 2004 to June 30, 2005. The asset side of the balance sheet remained stable with its position at year-end, while the liability side decreased its sensitivity to both rising and declining interest rates. This decrease in the overall sensitivity on the liability side of the balance sheet was driven primarily by the Company’s efforts to extend short-term liabilities into term deposits.

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
     As of June 30, 2005, the Company’s management, with the participation of its Chairman and Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased
	Shares Purchased (1)	Paid Per Share	Announced Program (2)	Under the Program (2)
April 1, 2005 — April 31, 2005	—	$—	—	4,338,600
May 1, 2005 — May 31, 2005	—	—	—	4,338,600
June 1, 2005 — June 30, 2005	5,714	44.56	—	4,338,600

Total	5,714	$44.56	—

(1)	This column includes (a) purchases of equity instruments under the Company’s publicly announced share repurchase programs described in (2) below and (b) the surrender to the Company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options during the period indicated.

(2)	On January 16, 2003, the Company announced that its Board of Directors had authorized management to purchase 6.3 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date. Additionally, on August 16, 2003, the Company announced that its Board of Directors had authorized management to purchase an additional 4.1 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date.
Item 4 — Submission of Matters to Vote of Security Holders
     The Company’s Annual Meeting was held April 18, 2005 at which the shareholders of the Company voted upon (i) the election of three directors and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for 2005.
i.	Election of Directors: James H. Click, Jr., Tranum Fitzpatrick, John S. Stein were elected upon receipt of the following votes for / withheld, respectively, 106,892,169 / 904,813, 106,693,797 / 1,103,185, and 106,486,229 / 1,310,753.

ii.	Ratification of Appointment of Independent Accountants: The Company’s Audit Committee appointed PricewaterhouseCoopers LLP to serve as the Company’s independent accountants for 2005. Shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants upon the following votes: FOR-106,658,349; AGAINST-913,179; ABSTAIN-225,453.

Item 6 — Exhibits
(3)	Articles of Incorporation and By-Laws of Compass Bancshares, Inc.
(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998, with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086 filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797 filed with the Commission)

(d)	Certificate of Amendment, dated September 16, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(e)	Certificate of Amendment, dated November 3, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(f)	Certificate of Amendment, dated May 15, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998, with the Commission)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)
(10)	Material Contracts
(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996, with the Commission) *

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999, with the Commission) *

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000, with the Commission) *

Item 6 — Exhibits (continued)
(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000, with the Commission) *

(e)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000, with the Commission) *

(f)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc. Registration Statement on Form S-4, Registration No. 333-15373, filed November 1, 1996, with the Commission) *

(g)	Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc. December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002, with the Commission) *

(h)	First Amendment to Employment Agreement, dated March 31, 1997, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005, with the Commission) *

(i)	First Amendment to Employment Agreement, dated April 14, 1997, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005, with the Commission) *

(j)	First Amendment to Employment Agreement, dated April 18, 1997, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005, with the Commission) *

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002, with the Commission) *

(l)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002, with the Commission) *

(m)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002, with the Commission) *

(n)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002, with the Commission) *

(o)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(o) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005, with the Commission) *

(p)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000, with the Commission) *

(q)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000, with the Commission) *

(r)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000, with the Commission) *

Item 6 — Exhibits (continued)
(s)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000, with the Commission) *

(t)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file 000-06032, filed March 11, 2002, with the Commission) *

(u)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001(incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002, with the Commission) *

(v)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission) *

(w)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission) *

(x)	Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005, with the Commission) *

(y)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005, with the Commission) *

(z)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005, with the Commission) *

(aa)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005, with the Commission) *

(bb)	Executive Officer Compensation Arrangements (incorporated by reference to Exhibit 10(y) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005, with the Commission) *

(cc)	Form of Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(cc) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005, with the Commission) *

(31)(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(31)(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer

(32)(a)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(32)(b)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer
Certain financial statement schedules and exhibits have been omitted because they are either not required or the information is otherwise included in the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2005	By:	/s/ Garrett R. Hegel
Date		Garrett R. Hegel
Chief Financial Officer