Form 10-Q
period 2005-09-30
COMPASS BANCSHARES INC
filed 2005-11-04
CIK 18568

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-31272

(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005

Common Stock, $2 Par Value	124,541,209

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1 – Financial Statements
COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$774,812	$585,679
Federal funds sold and securities purchased under agreements to resell	36,225	46,948
Trading account assets	66,321	60,156
Investment securities available for sale	4,514,493	4,398,184
Investment securities held to maturity (fair value of $2,341,796 and $2,768,334 for 2005 and 2004, respectively)	2,359,824	2,767,099
Loans	20,841,790	18,856,922
Allowance for loan losses	(260,512)	(258,339)

Net loans	20,581,278	18,598,583
Premises and equipment, net	542,613	537,466
Bank owned life insurance	436,611	423,942
Goodwill	316,240	302,619
Other assets	502,863	463,952

Total assets	$30,131,280	$28,184,628

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$6,085,377	$5,476,140
Interest bearing	12,743,779	11,563,011

Total deposits	18,829,156	17,039,151
Federal funds purchased and securities sold under agreements to repurchase	4,405,198	4,532,004
Other short-term borrowings	195,076	175,771
FHLB and other borrowings	4,132,080	4,140,972
Accrued expenses and other liabilities	339,719	251,477

Total liabilities	27,901,229	26,139,375

Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; issued – none)	—	—
Common stock of $2 par value:
Authorized – 300,000,000 shares;
Issued – 133,783,248 shares in 2005 and 132,903,225 shares in 2004	267,566	265,806
Treasury stock, at cost (9,273,328 shares in 2005 and 9,639,194 shares in 2004)	(320,698)	(333,351)
Surplus	290,934	264,400
Loans to finance stock purchases	(1,249)	(1,056)
Unearned restricted stock	(12,327)	(10,624)
Accumulated other comprehensive loss	(52,445)	(23,376)
Retained earnings	2,058,270	1,883,454

Total shareholders’ equity	2,230,051	2,045,253

Total liabilities and shareholders’ equity	$30,131,280	$28,184,628

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$321,087	$238,392	$884,110	$693,530
Interest on investment securities available for sale	48,049	42,914	139,911	137,820
Interest on investment securities held to maturity	29,550	34,709	91,805	107,780
Interest on federal funds sold and securities purchased under agreements to resell	391	283	1,020	599
Interest on trading account assets	222	111	577	367

Total interest income	399,299	316,409	1,117,423	940,096

Interest expense:
Interest on deposits	68,848	37,861	176,309	109,821
Interest on federal funds purchased and securities sold under agreements to repurchase	37,194	15,438	92,886	35,458
Interest on other short-term borrowings	1,418	395	2,922	788
Interest on FHLB and other borrowings	41,899	36,184	118,904	117,898

Total interest expense	149,359	89,878	391,021	263,965

Net interest income	249,940	226,531	726,402	676,131
Provision for loan losses	34,195	25,617	82,268	78,140

Net interest income after provision for loan losses	215,745	200,914	644,134	597,991

Noninterest income:
Service charges on deposit accounts	78,448	73,401	220,024	210,723
Card and merchant processing fees	24,496	19,554	70,100	55,139
Insurance commissions	13,888	11,787	45,182	39,180
Retail investment sales	8,748	8,501	25,977	24,151
Asset management fees	7,386	5,479	21,093	16,898
Corporate and correspondent investment sales	7,037	4,347	16,391	15,220
Bank owned life insurance	4,396	4,224	12,852	12,427
Investment securities gains, net	—	25,129	79	27,336
Gain on sale of business	—	—	4,791	—
Other	26,246	19,892	74,734	63,170

Total noninterest income	170,645	172,314	491,223	464,244

Noninterest expense:
Salaries, benefits and commissions	122,979	111,061	363,085	340,528
Equipment	21,048	19,301	61,277	56,602
Net occupancy	17,036	16,377	50,521	49,623
Professional services	15,154	13,407	44,388	40,154
Marketing	10,505	9,749	33,866	28,885
Communications	5,400	5,246	16,323	16,607
Amortization of intangibles	1,541	1,621	4,656	4,871
Merger and integration	454	233	923	778
Loss on prepayment of FHLB advances	—	25,136	—	25,136
Other	33,279	30,370	96,824	90,645

Total noninterest expense	227,396	232,501	671,863	653,829

Net income before income tax expense	158,994	140,727	463,494	408,406
Income tax expense	53,943	47,125	157,236	136,812

Net income	$105,051	$93,602	$306,258	$271,594

Basic earnings per share	$0.85	$0.76	$2.48	$2.22
Basic weighted average shares outstanding	123,947	122,320	123,619	122,153
Diluted earnings per share	$0.83	$0.75	$2.42	$2.17
Diluted weighted average shares outstanding	126,877	125,557	126,487	125,218
Dividends per share	$0.3500	$0.3125	$1.0500	$0.9375
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity
For the Nine Months Ended September 30, 2005 and 2004
(In Thousands)
(Unaudited)

					Accumulated
					Other		Total
	Common	Treasury		Retained	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Other	Equity	Income
Balance, December 31, 2003	$263,138	$(317,669)	$227,404	$1,668,998	$37,306	$(7,294)	$1,871,883

Net income	—	—	—	271,594	—	—	271,594	$271,594
Change in unrealized net losses on securities available for sale, net of tax	—	—	—	—	(37,056)	—	(37,056)	(37,056)
Change in accumulated net gains / losses on cash- flow hedging instruments, net of tax	—	—	—	—	(4,281)	—	(4,281)	(4,281)

Comprehensive income								$230,257

Common dividends declared ($0.9375 per share)	—	—	—	(115,528)	—	—	(115,528)
Exercise of stock options and other issuances	2,060	—	21,968	(1,312)	—	—	22,716
Issuance of restricted stock, net of cancellations	262	—	6,720	—	—	(7,651)	(669)
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(250)	(250)
Issuance of treasury stock for acquisitions, stock options and employee benefit plans	—	7,100	913	—	—	—	8,013
Amortization of restricted stock	—	—	—	—	—	3,059	3,059
Purchase of treasury stock	—	(33,743)	—	—	—	—	(33,743)

Balance, September 30, 2004	$265,460	$(344,312)	$257,005	$1,823,752	$(4,031)	$(12,136)	$1,985,738

Balance, December 31, 2004	$265,806	$(333,351)	$264,400	$1,883,454	$(23,376)	$(11,680)	$2,045,253

Net Income	—	—	—	306,258	—	—	306,258	$306,258
Change in unrealized net losses on securities available for sale, net of tax	—	—	—	—	(31,429)	—	(31,429)	(31,429)
Change in accumulated net losses on cash- flow hedging instruments, net of tax	—	—	—	—	2,360	—	2,360	2,360

Comprehensive income								$277,189

Common dividends declared ($1.0500 per share)	—	—	—	(130,330)	—	—	(130,330)
Exercise of stock options and other issuances	1,510	—	17,957	(1,112)	—	—	18,355
Issuances of restricted stock, net of cancellations	250	—	4,932	—	—	(5,182)	—
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(193)	(193)
Issuance of treasury stock for acquisitions, stock options and employee benefit plans	—	14,557	3,645	—	—	—	18,202
Amortization of restricted stock	—	—	—	—	—	3,479	3,479
Purchase of treasury stock	—	(1,904)	—	—	—	—	(1,904)

Balance, September 30, 2005	$267,566	$(320,698)	$290,934	$2,058,270	$(52,445)	$(13,576)	$2,230,051

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating Activities:
Net income	$306,258	$271,594
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	77,601	79,440
Accretion of discount and loan fees	(5,068)	(13,827)
Provision for loan losses	82,268	78,140
Net change in trading account assets	(5,183)	4,059
Net gain on sale of investment securities available for sale	(79)	(27,336)
Net loss on prepayment of FHLB advances	—	25,136
Net gain on sale of business	(4,791)	—
Increase in other assets	(59,702)	(75,162)
Increase in other liabilities	113,151	58,750

Net cash provided by operating activities	504,455	400,794

Investing Activities:
Proceeds from prepayments, maturities and calls of investment securities held to maturity	413,086	585,879
Purchases of investment securities held to maturity	(5,000)	—
Proceeds from sales of investment securities available for sale	50,870	812,248
Proceeds from prepayments, maturities and calls of investment securities available for sale	520,399	684,966
Purchases of investment securities available for sale	(744,377)	(1,392,921)
Net decrease in federal funds sold and securities purchased under agreements to resell	10,723	35,662
Net increase in loan portfolio	(2,066,949)	(1,724,255)
Net cash paid in acquisitions	(202)	—
Net cash received in sale of business	4,726	—
Purchases of premises and equipment, net	(49,777)	(46,910)
Proceeds from sales of other real estate owned	15,841	23,958

Net cash used by investing activities	(1,850,660)	(1,021,373)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	633,014	579,824
Net increase in time deposits	1,158,250	225,700
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(126,806)	598,237
Net increase (decrease) in other short-term borrowings	19,305	(58,650)
Proceeds from FHLB advances and other borrowings	396,902	1,125,101
Repayment of FHLB advances and other borrowings	(400,376)	(1,793,004)
Redemption of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	—	(23,000)
Common dividends paid	(165,702)	(115,914)
Purchase of treasury stock	(1,904)	(33,743)
Issuance of treasury stock for benefit plans and stock options	4,493	3,272
Repayment of loans to finance stock purchases	491	357
Proceeds from exercise of stock options	17,671	21,440

Net cash provided by financing activities	1,535,338	529,620

Net increase (decrease) in cash and due from banks	189,133	(90,959)
Cash and due from banks at beginning of period	585,679	726,492

Cash and due from banks at end of period	$774,812	$635,533

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$8,428	$20,093
Loans to facilitate the sale of other real estate owned	780	1,006
Assets retained in loan securitizations	—	589,912
Loans to finance stock purchases	684	607
Change in unrealized gain (loss) on investment securities available for sale	(47,593)	(50,175)
Issuance of restricted stock, net of cancellations	5,182	7,651
Treasury stock exchanged for acquisition earnouts	5,840	4,741
Allowance transferred to other liabilities	12,189	—
Business combinations and divestitures:
Common stock issued from treasury stock	7,869	—
Assets acquired	8,092	—
Liabilities assumed	21	—
Assets sold	13	—
Liabilities sold	78	—
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
     Goodwill Impairment: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill on an annual basis or more frequently if events or circumstances indicate that there may have been impairment. The goodwill impairment test estimates the fair value of each reporting unit, through the use of a discounted cash flows model, and compares this fair value to the reporting unit’s carrying value. The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations. Management believes goodwill is not impaired and is properly recorded in the financial statements.
Stock-Based Compensation
     The Company has three long-term incentive compensation plans and one employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No share-based employee compensation cost was reflected in net income of the Company for these plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share-Based Payments. The provisions of SFAS 123R were effective for all share-based awards granted, modified, repurchased or cancelled after July 1, 2005. However, on April 15, 2005, the SEC issued release number 33-8568 which delayed the effective date of SFAS 123R an additional six months, requiring that companies adopt the provisions of SFAS 123R for annual periods beginning after June 15, 2005.
     Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004, respectively: risk-free interest rates of 3.93 percent and 3.64 percent; expected dividend yields of 4.12 percent and 4.13 percent; volatility factors of the expected market price of the Company’s common stock of 0.238 and 0.276; and a weighted-average expected life of the options of 5.4 and 5.0 years, respectively.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     The Company’s actual and pro forma information follows (in Thousands Except Per Share Data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income:
As reported	$105,051	$93,602	$306,258	$271,594
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax	1,485	2,234	5,527	7,163

Pro forma net income	$103,566	$91,368	$300,731	$264,431

Basic earnings per share:
As reported	$0.85	$0.76	$2.48	$2.22
Pro forma	0.83	0.74	2.43	2.16
Diluted earnings per share:
As reported	$0.83	$0.75	$2.42	$2.17
Pro forma	0.82	0.73	2.38	2.11
Website Availability of Reports Filed with the SEC
     The Company maintains an Internet website located at www.compassbank.com on which, among other things, the Company makes available, free of charge, various reports that it files with, or furnishes to, the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC. To access these reports, users may visit the following Internet address: www.compassbank.com. The information contained at this Internet address is not and should not be considered part of this filing.
NOTE 2 — Business Combinations and Divestitures
Business Combinations
     On September 19, 2005, the Company announced the signing of a definitive agreement to acquire TexasBanc Holding Co. (“TexasBanc”), the parent company of TexasBank, a Fort Worth-based bank with approximately $1.6 billion in assets. TexasBanc, with its 24 banking centers, is the largest independent commercial bank headquartered in Fort Worth. The acquisition of TexasBanc is anticipated to close in the first quarter of 2006 with integration expected to be completed in the second quarter of 2006.
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
     Several of the acquisition agreements the Company has entered into include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At September 30, 2005, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions was approximately $27 million, primarily in the form of the Company’s common stock.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Divestitures
     On March 31, 2005, the Company completed the sale of a non-core business unit that specialized in the brokerage of oil and gas properties. A gain of $4.8 million was recognized on the sale and was included in noninterest income in the Consolidated Statements of Income for the nine month period ending September 30, 2005.
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
     The Company owns all of the outstanding common stock of each of the two trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent Company (“Capital Securities”). These Capital Securities are the trusts’ only assets and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. In December of 2003, the Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities,an interpretation of ARB No. 51. The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trust’s Trust Preferred Securities. The Capital Securities are included in FHLB and other borrowings in the Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004.
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
Class B Preferred Stock
     In December 2000, a subsidiary of the Parent Company issued $21 million of Class B Preferred Stock (“Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at both September 30, 2005 and December 31, 2004. The Preferred Stock qualifies as Tier I Capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     The Company’s Capital Securities and Preferred Stock are summarized below.

	Maturity	September 30,	December 31,
	Dates	2005	2004
		(in Thousands)
Capital Securities:
8.23% debentures payable to Compass Trust I	2027	$103,093	$103,093
7.35% debentures payable to Compass Trust III	2032	309,279	309,279
Fair value adjustment of hedged Capital Securities	2027, 2032	9,749	17,657
Class B Preferred Stock		18,055	18,012

Total Capital Securities and Preferred Stock		$440,176	$448,041

NOTE 4 – Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands Except Per Share Data)
BASIC EARNINGS PER SHARE:
Net income	$105,051	$93,602	$306,258	$271,594

Weighted average shares outstanding	123,947	122,320	123,619	122,153

Basic earnings per share	$0.85	$0.76	$2.48	$2.22

DILUTED EARNINGS PER SHARE:
Net income	$105,051	$93,602	$306,258	$271,594

Weighted average shares outstanding	123,947	122,320	123,619	122,153

Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using the average market price for the period	2,930	3,237	2,868	3,065

Weighted average diluted shares outstanding	126,877	125,557	126,487	125,218

Diluted earnings per share	$0.83	$0.75	$2.42	$2.17

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     The following table presents information for the Company’s segments as of and for the three and nine months ended September 30, 2005 and 2004.
For the Three Months Ended September 30, 2005
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$98,152	$110,261	$13,946	$11,056	$16,525	$249,940
Noninterest income	36,153	120,732	9,350	7,584	(3,174)	170,645
Noninterest expense	51,835	108,402	11,518	5,458	50,183	227,396

Segment income (loss)	$82,470	$122,591	$11,778	$13,182	$(36,832)	193,189

Provision for loan losses						34,195

Net income before income tax expense						158,994
Income tax expense						53,943

Net income						$105,051

Balance Sheet
Average assets	$10,814,230	$8,953,521	$1,372,234	$7,582,324	$1,045,981	$29,768,290
Average loans	10,646,541	8,663,137	1,361,449	—	(251,254)	20,419,873
Average deposits	4,781,285	10,336,080	1,193,899	2,380,581	(61,771)	18,630,074

Period-end assets	$11,056,344	$9,082,146	$1,432,297	$7,490,445	$1,070,048	$30,131,280
Period-end loans	10,881,742	8,788,175	1,421,202	—	(249,329)	20,841,790
Period-end deposits	4,950,555	10,743,534	1,191,743	2,012,745	(69,421)	18,829,156
For the Three Months Ended September 30, 2004
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$92,619	$99,736	$13,486	$12,918	$7,772	$226,531
Noninterest income	31,446	103,616	7,152	31,987	(1,887)	172,314
Noninterest expense	47,998	99,592	9,205	29,303	46,403	232,501

Segment income (loss)	$76,067	$103,760	$11,433	$15,602	$(40,518)	166,344

Provision for loan losses						25,617

Net income before income tax expense						140,727
Income tax expense						47,125

Net income						$93,602

Balance Sheet
Average assets	$9,951,597	$7,655,062	$1,235,378	$7,674,014	$1,209,995	$27,726,046
Average loans	9,816,429	7,397,193	1,226,719	—	(366,652)	18,073,689
Average deposits	4,697,478	9,333,440	1,226,800	1,274,815	(43,074)	16,489,459

Period-end assets	$10,122,896	$7,799,878	$1,271,932	$7,597,252	$989,200	$27,781,158
Period-end loans	9,986,753	7,528,562	1,263,744	—	(359,073)	18,419,986
Period-end deposits	4,811,143	9,396,096	1,216,904	1,111,115	(43,111)	16,492,147

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2005
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$286,209	$325,943	$41,138	$32,996	$40,116	$726,402
Noninterest income	114,964	338,413	28,106	22,004	(12,264)	491,223
Noninterest expense	150,850	320,755	34,540	15,038	150,680	671,863

Segment income (loss)	$250,323	$343,601	$34,704	$39,962	$(122,828)	545,762

Provision for loan losses						82,268

Net income before income tax expense						463,494
Income tax expense						157,236

Net income						$306,258

Balance Sheet
Average assets	$10,552,080	$8,508,236	$1,330,435	$7,656,324	$1,091,377	$29,138,452
Average loans	10,402,759	8,234,085	1,320,354	—	(276,785)	19,680,413
Average deposits	4,754,642	10,027,621	1,199,714	2,229,500	(59,154)	18,152,323

Period-end assets	$11,056,344	$9,082,146	$1,432,297	$7,490,445	$1,070,048	$30,131,280
Period-end loans	10,881,742	8,788,175	1,421,202	—	(249,329)	20,841,790
Period-end deposits	4,950,555	10,743,534	1,191,743	2,012,745	(69,421)	18,829,156
For the Nine Months Ended September 30, 2004
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$277,374	$295,074	$40,065	$55,873	$7,745	$676,131
Noninterest income	102,913	296,288	21,931	48,264	(5,152)	464,244
Noninterest expense	146,950	294,998	28,963	37,944	144,974	653,829

Segment income (loss)	$233,337	$296,364	$33,033	$66,193	$(142,381)	486,546

Provision for loan losses						78,140

Net income before income tax expense						408,406
Income tax expense						136,812

Net income						$271,594

Balance Sheet
Average assets	$9,823,790	$7,573,620	$1,189,143	$7,650,185	$1,254,058	$27,490,796
Average loans	9,680,204	7,318,660	1,180,513	—	(416,297)	17,763,080
Average deposits	4,558,991	9,246,406	1,244,210	1,180,149	(39,530)	16,190,226

Period-end assets	$10,122,896	$7,799,878	$1,271,932	$7,597,252	$989,200	$27,781,158
Period-end loans	9,986,753	7,528,562	1,263,744	—	(359,073)	18,419,986
Period-end deposits	4,811,143	9,396,096	1,216,904	1,111,115	(43,111)	16,492,147

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6 – Loans and Allowance for Loan Losses
     The following presents the composition of the loan portfolio at September 30, 2005 and December 31, 2004.

	September 30,	December 31,
	2005	2004
	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,809,480	$3,750,063
Real estate – construction	3,830,403	3,027,228
Commercial real estate – mortgage	3,997,237	3,943,163

Total commercial loans	11,637,120	10,720,454
Consumer loans:
Residential real estate – mortgage	1,858,865	1,566,370
Equity lines of credit	1,570,209	1,401,604
Equity loans	1,132,021	1,069,614
Credit card	505,248	505,090
Consumer installment – direct	443,689	484,657
Consumer installment – indirect	3,694,638	3,109,133

Total consumer loans	9,204,670	8,136,468

Total	$20,841,790	$18,856,922

     In response to recent hurricane activity impacting the Gulf Coast, the Company has allowed customers in the affected areas, at the customer’s request, to defer payments on certain consumer loans for up to three months. The total amount of deferred consumer loans was approximately $22 million at September 30, 2005, approximately $3 million of which were securitized. As the majority of these loans are secured by real estate primarily in Alabama, the Company does not anticipate the losses related to these consumer loans to be significant. Additionally, at September 30, 2005, the Company had two commercial loans totaling approximately $18 million where principal payments have been deferred for six months, as a result of the recent hurricane activity. As both commercial customers have continued to make current interest payments and appear to have the ability to continue to meet their obligations under these loans, the Company does not anticipate any losses on either of these commercial credits.
     A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2005 and 2004 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in Thousands)
Balance at beginning of period	$254,708	$250,573	$258,339	$244,882
Add: Provision charged to income	34,195	25,617	82,268	78,140
Deduct: Allowance for loans securitized	—	—	—	591
Allowance transferred to other liabilities	—	—	12,189	—
Net charge-offs:
Commercial, financial and agricultural	4,982	612	8,230	6,588
Real estate – construction	98	3	353	115
Commercial real estate – mortgage	541	328	1,221	2,969
Residential real estate – mortgage	331	489	1,106	1,004
Equity lines of credit	564	812	1,224	1,889
Equity loans	736	142	1,556	1,604
Credit card	8,331	7,266	25,433	25,710
Consumer installment – direct	4,739	2,992	8,796	6,115
Consumer installment – indirect	8,069	7,508	19,987	20,399

Total net charge-offs	28,391	20,152	67,906	66,393

Balance at end of period	$260,512	$256,038	$260,512	$256,038

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     Nonperforming assets at September 30, 2005 and December 31, 2004 are detailed in the following table.

	September 30,	December 31,
	2005	2004
	(in Thousands)
Nonaccrual loans	$50,261	$49,947
Renegotiated loans	707	734

Total nonperforming loans	50,968	50,681
Other real estate	12,796	19,998

Total nonperforming assets	$63,764	$70,679

NOTE 7 – Securitized Assets
     The Company enters into securitization transactions involving its residential loan portfolio, including home equity loans, and participations in the guaranteed portion of its Small Business Administration loans. The sale of the participations in the guaranteed portion of Small Business Administration loans were to external investors. Generally, the residential loan portfolio securitization activities are not sold to external investors, but rather are securitized and reclassified from loans to investment securities. These assets, which the Company continues to manage and service, approximated $1.3 billion and $1.6 billion at September 30, 2005 and December 31, 2004, respectively.
     Included in securitized assets were $11 million and $10 million of nonaccrual loans and accruing loans 90 days or more past due at September 30, 2005 and December 31, 2004, respectively. Also included in securitized assets were $3 million of foreclosed assets at both September 30, 2005 and December 31, 2004.
NOTE 8 – Investments
     The following table summarizes the market value and the gross unrealized losses of the Company’s available for sale securities in a loss position at September 30, 2005 and aggregates this information by investment category and length of time the individual securities have been in an unrealized loss position.

	Securities in a loss position		Securities in a loss position
	for less than 12 months		for 12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$45,022	$142	$58	$1	$45,080	$143
Mortgage-backed pass-through securities	245,057	3,931	184,084	5,588	429,141	9,519
Collateralized mortgage obligations	1,928,454	27,753	1,553,705	33,017	3,482,159	60,770
Asset-backed securities and corporate bonds	—	—	—	—	—	—
States and political subdivisions	35,621	567	—	—	35,621	567
Other	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

Total	$2,254,154	$32,393	$1,737,847	$38,606	$3,992,001	$70,999

     Management does not believe that any individual unrealized loss at September 30, 2005 represents an other-than-temporary impairment. The unrealized losses reported for collateralized mortgage obligations and mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and GNMA. These unrealized losses were primarily attributable to changes in interest rates and were individually not significant relative to their respective amortized cost. Additionally, the Company has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.
     At September 30, 2005, approximately $4 million of securities held in the Company’s municipal securities portfolio were from issuers located in areas affected by the recent hurricane activity along the Gulf Coast. All affected municipal securities are Aaa rated and insured and no loss on these securities is anticipated.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 9 – Off-Balance Sheet Activities, Derivatives and Hedging
Accounting for Derivative Instruments and Hedging Activities
     The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contractual or notional amount of all derivative instruments as of September 30, 2005 and December 31, 2004.

	September 30,			December 31,
	2005			2004
		Other			Other
		Than			Than
	Trading	Trading		Trading	Trading
	(in Thousands)
Forward and futures contracts	$259,708	$39,455		$271,863	$18,708
Interest rate swap agreements:
Pay fixed versus receive float	1,642,488	200,000		1,384,586	—
Receive fixed versus pay float	1,639,528	1,261,108		1,402,189	1,503,836
Written options	239,319	44,397	(1)	63,229	19,812	(1)
Purchased options	286,584	—		97,358	—

(1)	Written options classified as other than trading represent interest rate loan commitments related to the Company’s mortgage banking activities
     For the three or nine months ended September 30, 2005 and 2004, there were no credit losses associated with derivative instruments.
     The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both September 30, 2005 and December 31, 2004. These derivative positions were primarily executed in the over-the-counter market.

	September 30, 2005		December 31, 2004
	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value
	(in Thousands)
Cash Flow Hedges:
Interest rate swap agreements	$400,000	$(2,370)	$700,000	$(3,654)
Fair Value Hedges:
Interest rate swap agreements	1,061,108	37,878	803,836	47,291
Forward contracts (1)	39,455	(184)	18,708	9

(1)	Derivatives related to the Company’s mortgage banking activities
Interest-Rate Risk
     The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.
Fair-Value Hedges
     The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three or nine months ended September 30, 2005 and 2004. The Company recognized a decrease in interest expense of $6.1 million and $10.2 million for the three months ended September 30, 2005 and 2004, respectively, and a decrease in interest expense of $20.9 million and $32.3 million for the nine months ended September 30, 2005 and 2004, respectively, related to interest rate swaps accounted for as fair value hedges. At September 30, 2005, the fair value hedges had a carrying value of $38 million and a weighted average remaining term of 6.4 years.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     In the first quarter of 2004, the Company began entering into forward sales commitments, which are commitments for future sales of closed mortgage loans to third parties at a specified price. The change in the value of the forward sales commitments is recognized through current period earnings. The recognition of the change in value of the closed mortgage loans depends on the effectiveness of the hedge. When hedge effectiveness is met, the change in value of the loans is recognized through current period earnings. When hedge effectiveness is not met, the change in the value of the loans is not recognized, but instead is based on the lower of cost or market guidelines. Therefore, any potential gain will not be recognized until the sale of the loan. Fair value hedging gains and losses related to the forward sales commitments were immaterial for the three and nine months ended September 30, 2005 and 2004.
Cash-Flow Hedges
     The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets and liabilities. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three or nine months ended September 30, 2005 or 2004. During 2004, the Company terminated interest rate swaps that were hedging floating rate commercial loans. At September 30, 2005, a deferred loss of $1 million, net of tax, was included in other comprehensive income and will be amortized into income over the next eight months as the related loan interest income is recognized. As of September 30, 2005, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. The Company recognized a decrease in interest income of $2.0 million and an increase in interest income of $1.8 million related to interest rate swaps accounted for as cash flow hedges for the three months ended September 30, 2005 and 2004, respectively, and a decrease in interest income of $4.8 million and an increase in interest income of $11.3 million for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, the cash-flow hedges not terminated had a deferred net loss of $2 million included in other comprehensive income and a weighted average life of 0.7 years. Based on the current interest rate environment, these losses are expected to be reclassified to interest income over the next 12 months as net settlements occur.
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
     At September 30, 2005, all securities held by Sunbelt were externally rated AAA or Aaa, issued by U.S. government sponsored agencies, or guaranteed by the U.S. government or its agencies. Approximately 99 percent of the securities held by Sunbelt at September 30, 2005 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.7 billion and $1.8 billion at September 30, 2005 and December 31, 2004 respectively. The Company realized fee income of $1.3 million and $1.2 million for the three months ended September 30, 2005 and 2004, respectively, and $4.4 million for both the nine months ended September 30, 2005 and 2004, respectively, from Sunbelt for providing various services including serving as liquidity provider, investment advisor and administrative agent. At both September 30, 2005 and December 31, 2004, receivables from Sunbelt were $2 million. There were no outstanding payables to Sunbelt at either September 30, 2005 or December 31, 2004. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if such an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets had occurred as of September 30, 2005.
     There is currently a proposed amendment to SFAS 140, which could result in Sunbelt no longer qualifying as a QSPE. If this amendment is finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company, as of September 30, 2005, would not have had a significant impact on the Company’s regulatory capital ratios, which would have still exceeded the

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 14 — Recently Issued Accounting Standards.
NOTE 10 – Shareholders’ Equity
     In January and August of 2003, the Company announced that its board of directors authorized share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, respectively, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through September 30, 2005, 6.1 million shares had been repurchased under the January 2003 program at a cost of $228 million. Approximately 1.2 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At September 30, 2005, approximately 4.3 million shares remained available for repurchase under the programs. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions, and other factors.
     In February 2005, the Company increased its quarterly dividend 12 percent to $0.3500 per common share, from $0.3125 per common share in 2004.
     At September 30, 2005, accumulated other comprehensive income included a deferred loss of $5 million primarily from the effective portion of cash flow hedges and $47 million of net unrealized losses on investment securities available for sale. At December 31, 2004, accumulated other comprehensive income included a deferred loss of $7 million primarily associated with the effective portion of cash flow hedges and $16 million of net unrealized losses on investment securities available for sale.
NOTE 11 – Goodwill and Other Acquired Intangible Assets
     As of September 30, 2005, the Company had four reporting units with goodwill, including Corporate Banking with $137 million, Retail Banking with $96 million, Insurance with $68 million and Wealth Management with $15 million. During the nine months ended September 30, 2005, goodwill increased $8 million, $5 million and $573,000 within the Wealth Management reporting unit, Insurance reporting unit, and the Corporate Banking reporting unit, respectively. These amounts increased primarily due to current year acquisitions and payments of contingent consideration in the current year in connection with prior acquisitions.
     Each reporting unit was tested for impairment during the third quarter of 2005. The fair value of each of the reporting units was estimated using the expected present value of future cash flows. The Company’s impairment test indicated no impairment charge was required as of the test date.
     Acquired intangible assets as of September 30, 2005 are detailed in the following table.

	As of September 30, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
	(in Thousands)
Nonamortizing goodwill	$369,973	$(53,733)	$316,240

Amortizing intangible assets:
Core deposit intangibles	$58,043	$(50,064)	$7,979
Other customer intangibles	43,334	(12,684)	30,650

Total amortizing intangible assets	$101,377	$(62,748)	$38,629

     The Company recognized $1.5 and $1.6 million in amortization expense on acquired intangible assets for the three months ended September 30, 2005 and 2004, respectively, and $4.7 million and $4.9 million for the nine months ended September 30, 2005 and 2004, respectively. Aggregate amortization expense for the years ending December 31, 2005 through December 31, 2009, excluding the pending acquisition, is estimated to be $6.2 million, $4.9 million, $4.1 million, $3.8 million, and $3.6 million, respectively.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     Standby and commercial letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. As of September 30, 2005, the recorded amount of these deferred fees was $5 million. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At September 30, 2005, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby and commercial letters of credit was $823 million.
     The following represents the Company’s commitments to extend credit and standby and commercial letters of credit as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
	(in Thousands)
Commitments to extend credit	$10,839,234	$11,265,440
Standby and commercial letters of credit	823,009	716,195
     At September 30, 2005, the Company has potential recourse related to FNMA securitizations of approximately $22 million.
     Certain acquisition agreements related to the insurance agencies and an investment advisory firm include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At September 30, 2005, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions was approximately $27 million, primarily in the form of the Company’s common stock.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 – Defined Benefit Pension Plan
     The following table provides certain information with respect to the Company’s defined benefit pension plan for the three and nine month periods ending September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands)
Service cost	$1,902	$1,770	$5,706	$5,185
Interest cost	2,381	2,191	7,145	6,415
Expected return on plan assets	(3,189)	(3,016)	(9,267)	(8,329)
Amortization of prior service cost	9	9	26	26
Amortization of net loss	797	424	2,392	1,241

Net periodic benefit cost	$1,900	$1,378	$6,002	$4,538

     In the second quarter of 2005, the Company contributed $8.0 million to the defined benefit pension plan. For the remainder of 2005, the Company does not anticipate making any further contributions to the defined benefit pension plan. In the future, the Company anticipates contributing amounts to the defined benefit pension plan sufficient to satisfy minimum funding requirements of the Employee Retirement Income Security Act of 1974.
NOTE 14 – Recently Issued Accounting Standards
Consolidation of Variable Interest Entities
     In January 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. The Company adopted the provisions of FIN 46R on December 31, 2003. The Company’s securitization structure, as of September 30, 2005, met QSPE standards, and therefore, was not affected by the adoption of FIN 46 or FIN 46R.
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
Share-Based Payments
     In December 2004, the FASB issued SFAS 123R, Share-Based Payments. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of the SFAS 123R were effective for all share-based awards granted after July 1, 2005 and to share-based awards modified, repurchased, or cancelled after that date. However, on April 15, 2005, the SEC issued release number 33-8568 which delayed the effective date of SFAS 123R an additional six months, requiring that companies adopt the provisions of SFAS 123R for annual periods beginning after June 15, 2005. Management does not believe the results of the adoption of this standard will differ materially from the pro-forma disclosures in Note 1 – General.
Exchanges of Nonmonetary Assets
     In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.
Accounting Changes and Error Corrections
     In May 2005, the FAS issued SFAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion 20 and FASB Statement No. 3. SFAS 154 amends the existing guidance and applies to the accounting for and reporting of a change in accounting principle. Additionally, SFAS 154 applies to changes required by accounting pronouncements when the pronouncement does not include explicit transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operation of the Company.

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
     If the Company’s assumptions and estimates are incorrect, or if the Company or the Subsidiary Banks become subject to significant limitations as the result of litigation or regulatory action then the Company’s actual results could vary materially from the forward-looking statements made herein. Investors are cautioned not to place undue reliance on any forward-looking statements and to read this Quarterly Report on Form 10-Q in conjunction with the Company’s other filings with the SEC including the Company’s Annual Report on Form 10-K which is available on the Commission’s website, www.sec.gov, as well as on the Company’s website, www.compassbank.com. The Company disclaims any obligation to update any such forward-looking statements.
Overview
     The Company reported net income of $105.1 million for the three months ended September 30, 2005, a 12 percent increase over the $93.6 million earned during the three months ended September 30, 2004. For the same time period, diluted earnings per share increased 11 percent to $0.83 from $0.75 earned in the prior year.
     For the first nine months of 2005, net income increased 13 percent to $306.3 million from $271.6 million for the same period last year. Diluted earnings per share for the first nine months of 2005 increased 12 percent to $2.42 from $2.17 in the first nine months of 2004.
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
     Net interest income for the three months ended September 30, 2005, increased to $251.2 million from $227.4 million for the same period last year, as interest income increased $83.2 million and interest expense increased $59.5 million. The increase in interest income was due to a $1.9 billion increase in average earning assets and an 84 basis point increase in the average yield on earning assets from 4.94 percent to 5.78 percent. The increase in average earning assets over the third quarter of 2004 was driven primarily by an increase in average loans of $2.3 billion, partially offset by a decrease of $395 million in investment securities, including both investment securities available for sale and investment securities held to maturity. The increase in average loans was due to continued strong loan production throughout all of the Company’s major markets. The decrease in investment securities was a result of the Company repositioning its balance sheet in August of 2004 by selling approximately $500 million of investment securities available for sale and, in the current year, the Company choosing to use some of the cash flows from the securities portfolio to fund loan growth rather than reinvesting those cash flows into investment securities. The 66 percent increase in interest expense over the third quarter of 2004 was primarily the result of a 102 basis point increase in the average rate paid on interest bearing liabilities coupled with a $1.0 billion increase in average interest bearing liabilities. The increase in average total interest bearing liabilities was driven by an increase of $1.4 billion in interest bearing deposits, partially offset by a decrease of $423 million in FHLB and other borrowings.
     For the first nine months of 2005, net interest income increased $50.6 million over the same period last year to $729.4 million, with interest income increasing $177.7 million and interest expense increasing $127.1 million. The increase in interest income was due to a $1.6 billion increase in average earning assets and a 59 basis point increase in the average yield on earning assets from 4.98 percent to 5.57 percent. The increase in average earning assets from the first nine months of 2004 was driven primarily by an increase of $1.9 billion in average loans, offset partially by a decrease of $336 million in investment securities, including both investment securities available for sale and investment securities held to maturity. The changes in these captions for the nine months ended September 30, 2005 are consistent with changes between quarters noted previously. The 48 percent increase in interest expense over the first nine months of 2004 was primarily the result of a 76 basis point increase in the average rate paid on interest bearing liabilities coupled with a $645 million increase in average interest bearing liabilities. The increase in average total interest bearing liabilities was driven by an increase of $1.2 billion in interest bearing deposits, partially offset by a decrease of $630 million in FHLB and other borrowings.
     Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin increased to 3.62 percent for the third quarter of 2005, compared to 3.54 percent for the same period in 2004. For the nine months ended September 30, 2005, net interest margin increased from 3.58 percent in the prior year to 3.63 percent. These increases were caused by the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. During the third quarter of 2005, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 6 basis points as compared to a 19 basis point positive impact for the third quarter of 2004. For the nine months ended September 30, 2005, the Company’s use of interest rate contracts increased the Company’s net interest margin by 8 basis points as compared to a positive impact of 23 basis points for the same period last year.
     The following table presents the actual and projected impact of the Company’s derivatives held for hedging purposes on net interest margin by quarter for fiscal years 2004 and 2005, excluding derivatives related to mortgage banking activities. The derivatives included in the table below are both cash flow hedges and fair value hedges, including terminated cash flow hedges. The table assumes interest rates remain at September 30, 2005 levels.

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	Actual	Actual	Actual	Actual	Total
	(in Thousands)
Hedging derivatives positive impact to net interest margin	$17,668	$13,931	$12,012	$9,121	$52,732

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	Total
	Actual	Actual	Actual	Projected*	Projected*
	(in Thousands)
Hedging derivatives positive impact to net interest margin	$6,329	$5,634	$4,118	$3,141	$19,222

*	Projected impact based on interest rates remaining at September 30, 2005 levels.

     Derivative instruments are subject to market risk. While the Company utilizes trading derivatives to facilitate customer transactions, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date, and the receive fixed coupon rate for derivative instruments used for hedging activities as of September 30, 2005, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The maturity date used in the following table is the first call date, when applicable. See Note 9 – Off-Balance Sheet Activities, Derivatives and Hedging for further information about the Company’s use of derivatives and the fair value of those instruments.

	October 1, 2005
	through
	December 31,	For the Year Ended December 31,
	2005	2006	2007	Thereafter
	($ in Thousands)
Non-trading interest rate contracts
Cash Flow Hedges
Notional maturity	$—	$400,000	$—	$—
Weighted average coupon received on maturities	—%	2.93%	—%	—%
Weighted average time to maturity (months)	—	9	—	—
Fair Value Hedges
Notional maturity	$40,000	$45,000	$323,500	$652,608
Weighted average coupon received on maturities	4.66%	4.58%	7.55%	5.93%
Weighted average time to maturity (months)	2	5	17	106
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

     The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 2005, as compared to the same period in 2004 (in thousands):

	Three Months Ended
	September 30, 2005
	Change
	2004
	To	Attributed to
	2005	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$108	$(110)	$358	$(140)
Trading account assets	110	112	(1)	(1)
Investment securities available for sale	5,384	1,795	3,445	144
Investment securities held to maturity	(5,183)	(6,769)	1,962	(376)
Loans	82,801	30,974	45,872	5,955

Increase in interest income	$83,220	$26,002	$51,636	$5,582

Interest expense:
Deposits	$30,987	$11,264	$16,301	$3,422
Federal funds purchased and securities sold under agreements to repurchase	21,756	(206)	22,259	(297)
Other short-term borrowings	1,023	200	547	276
FHLB and other borrowings	5,715	(3,391)	10,048	(942)

Increase in interest expense	$59,481	$7,867	$49,155	$2,459

	Nine Months Ended
	September 30, 2005
	Change
	2004
	To	Attributed to
	2005	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$421	$(137)	$723	$(165)
Trading account assets	213	204	6	3
Investment securities available for sale	2,312	4,092	(1,729)	(51)
Investment securities held to maturity	(16,212)	(16,835)	736	(113)
Loans	190,946	74,917	104,725	11,304

Increase in interest income	$177,680	$62,241	$104,461	$10,978

Interest expense:
Deposits	$66,488	$23,408	$31,560	$11,520
Federal funds purchased and securities sold under agreements to repurchase	57,428	240	56,804	384
Other short-term borrowings	2,134	366	1,207	561
FHLB and other borrowings	1,006	(15,622)	19,168	(2,540)

Increase in interest expense	$127,056	$8,392	$108,739	$9,925

Noninterest Income and Noninterest Expense
     During the third quarter of 2005, noninterest income decreased $1.7 million, or one percent, to $170.6 million, from the $172.3 million earned in the third quarter of 2004. Excluding gains on the sale of securities from the prior year of $25.1 million, noninterest income increased $23.5 million, or 16 percent, compared to the same quarter a year ago. The increase in noninterest income was directly attributable to increases in all of the major fee-based businesses of the Company, including a $5.0 million increase in service charges on deposit accounts, a $4.9 million increase in card and merchant processing fees, a $2.7 million increase in corporate and correspondent investment sales, a $2.1 million increase in insurance commissions and a $6.4 million increase in other income. Noninterest income for the nine months ended September 30, 2005 increased $27.0 million, or 6 percent, to $491.2 million, as compared to the same period in 2004. Excluding the gain on the sale of a non-core business unit in the current year of $4.8 million and investment securities gains in the current year of $79,000 and $27.3 million in the prior year, noninterest income increased by $49.4 million, or 11 percent over the previous year. The increase in noninterest income was primarily the result of a $15.0 million increase in card and merchant processing fees, a $9.3 million increase in service charges on deposit accounts, a $6.0 million increase in insurance commissions, a $4.2 million increase in asset management fees, and a $11.6 million increase in other income. The increase in card and merchant processing fees for both the three and nine month periods was due to increased volume of activity in credit card and debit card business, while the increase in service charges on deposit accounts was primarily due to increases in the number of noninterest bearing deposit accounts. The increase in insurance commissions for both the three and nine month periods was the result of continued expansion of the property and casualty business throughout the Company’s franchise through both internal growth and acquisitions. The increase in asset management fees was primarily driven by the Company’s January 2005 acquisition of Stavis, Margolis Advisory Services, Inc., an investment advisory firm based in Houston. The increase in other income for both the three and nine month periods ended September 30, 2005 was primarily attributable to the Company achieving certain volume incentives through the card and merchant processing business and increased fees generated through letters of credit.
     Noninterest expense for the quarter ended September 30, 2005, increased $20.0 million, or 10 percent, compared to the third quarter of 2004, excluding losses of $25.1 million on the prepayment of FHLB advances in the prior year quarter. This increase in noninterest expense was primarily attributed to increases in salaries and benefits stemming from additional compensation paid as a result of loan production, deposit generation and fee income growth. For the nine months ended September 30, 2005, noninterest expense increased $43.2 million, or seven percent, to $671.9 million compared to the same period last year, excluding losses of $25.1 million on the prepayment of FHLB advances in the prior year period.
Income Taxes
     Income tax expense totaled $53.9 million and $47.1 million for the third quarter of 2005 and 2004, respectively, and $157.2 million and $136.8 million for the nine months ended September 30, 2005 and 2004, respectively. The effective tax rate was 33.9 percent for the third quarter of 2005 compared to 33.5 percent for the same period in 2004, and 33.9 percent and 33.5 percent for the nine months ended September 30, 2005 and 2004, respectively.
Provision and Allowance for Loan Losses
     The provision for loan losses for the three and nine month periods ended September 30, 2005, increased $8.6 million and $4.1 million, respectively, from the same periods in 2004. The allowance for loan losses and the corresponding provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and existing economic conditions. Additionally, on March 31, 2005 the Company transferred $12 million of allowance for loan losses related to unfunded commitments, letters of credit and fees to other liabilities. The allowance for loan losses at September 30, 2005, was $261 million and at December 31, 2004, was $258 million. The ratio of the allowance for loan losses to loans outstanding was 1.25 percent at September 30, 2005 and 1.37 percent at December 31, 2004. Management believes that the allowance for loan losses at September 30, 2005 is adequate.
Nonperforming Assets and Past Due Loans
     Stated as a percentage of total loans and other real estate owned, nonperforming assets at September 30, 2005, were 0.31 percent, compared to 0.37 percent at December 31, 2004. At September 30, 2005, the allowance for loan losses as a percentage of nonperforming loans was 511 percent, compared to 510 percent at December 31, 2004. The allowance for loan losses as a percentage of nonperforming assets was 409 percent at September 30, 2005, compared to 366 percent at December 31, 2004.
     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, and other real estate, totaled $64 million at September 30, 2005, compared to $71 million at December 31, 2004. Loans past due ninety days or more but still accruing interest were $15 million at September 30, 2005, compared to $16 million at December 31, 2004.

     In response to recent hurricane activity impacting the Gulf Coast, the Company has allowed customers in the affected areas, at the customer’s request, to defer payments on certain consumer loans for up to three months. The total amount of deferred consumer loans was approximately $22 million at September 30, 2005, approximately $3 million of which were securitized. As the majority of these loans are secured by real estate primarily in Alabama, the Company does not anticipate the losses related to these consumer loans to be significant. Additionally, at September 30, 2005, the Company had two commercial loans totaling approximately $18 million where principal payments have been deferred for six months, as a result of the recent hurricane activity. As both commercial customers have continued to make current interest payments and appear to have the ability to continue to meet their obligations under these loans, the Company does not anticipate any losses on either of these commercial credits.
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
Allowance for Loan Losses/Nonperforming Assets
(in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Allowance for Loan Losses
Balance at beginning of period	$258,339	$244,882
Add: Provision charged to income	82,268	78,140
Deduct: Allowance for loans securitized	—	591
Allowance transferred to other liabilities	12,189	—
Loans charged off	89,956	86,161
Loan recoveries	(22,050)	(19,768)

Net charge-offs	67,906	66,393

Balance at end of period	$260,512	$256,038

Net charge-offs as a percentage of average loans (annualized)	0.46%	0.50%

	September 30, 2005	December 31, 2004
Nonperforming Assets
Nonaccrual loans	$50,261	$49,947
Renegotiated loans	707	734

Total nonperforming loans	50,968	50,681
Other real estate	12,796	19,998

Total nonperforming assets	$63,764	$70,679

Accruing loans ninety days or more past due	$14,510	$15,509
Other repossessed assets	685	656
Allowance as a percentage of loans	1.25%	1.37%
Total nonperforming loans as a percentage of loans	0.24	0.27
Total nonperforming assets as a percentage of loans and ORE	0.31	0.37
Accruing loans ninety days or more past due as a percentage of loans	0.07	0.08
Allowance for loan losses as a percentage of nonperforming loans	511.13	509.74
Allowance for loan losses as a percentage of nonperforming assets	408.56	365.51

Financial Condition
Overview
     Total assets at September 30, 2005 were $30.1 billion, up from $28.2 billion at December 31, 2004. The increase in assets was due primarily to loan growth.
Assets and Funding
     At September 30, 2005, earning assets totaled $27.8 billion, an increase of approximately $1.7 billion from the $26.1 billion in earning assets at December 31, 2004. The mix of earning assets shifted slightly with investment securities, including both investment securities available for sale and investment securities held to maturity, and loans comprising 25 percent and 75 percent, respectively, of total earning assets at September 30, 2005, while at December 31, 2004 total investment securities and loans were 27 percent and 72 percent, respectively, of earning assets.
     The $2.0 billion growth in loans was funded primarily by a $1.8 billion increase in deposits, including $609 million increase in noninterest bearing deposits and $1.2 billion increase in interest bearing deposits. The increase in deposits was due to the Company’s continued emphasis on funding earning asset growth through deposit generation.
Liquidity and Capital Resources
     Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At September 30, 2005, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $291 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. In the first quarter of 2005, the Company enhanced its liquidity position by issuing, at the Company’s lead bank subsidiary level, approximately $300 million of 15 year subordinated notes. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.
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
     The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong, as the ratio of total shareholders’ equity to total assets at September 30, 2005 was 7.40 percent compared to 7.26 percent at December 31, 2004. Shareholders’ equity increased during the first nine months of 2005 primarily due to an increase in retained earnings.
     In January and August of 2003, the Company announced that its board of directors authorized share repurchase programs allowing for the purchase of 5.0 percent and 3.3 percent, respectively, or approximately 6.3 million shares and 4.1 million shares, respectively, of the Company’s outstanding common stock. Through September 30, 2005, 6.1 million shares had been repurchased under the January 2003 program at a cost of $228 million. Approximately 1.2 million of the total shares repurchased had been reissued for acquisitions and employee benefit plans. At September 30, 2005, approximately 4.3 million shares remained available for repurchase under the programs. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions, and other factors.
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
     Tier I Capital and Total Qualifying Capital as of September 30, 2005 exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at September 30, 2005 were 8.81 percent and 11.57 percent, respectively, compared to 9.09 percent and 11.12 percent at December 31, 2004. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments, disallowed credit-enhancing interest-only strips, period-end goodwill, and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 7.77 percent at September 30, 2005 and 7.51 percent at December 31, 2004. The Company’s tangible leverage ratio was 7.74 September 30, 2005 compared to 7.48 percent at December 31, 2004.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
     The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described in the annual report on Form 10-K for the period ended December 31, 2004. Net interest income sensitivities, given a gradual and sustained parallel interest rate shift over a one-year time horizon, using yield curves current as of September 30, 2005 and December 31, 2004, respectively, are shown in the table below.

	Principal	Percentage
	Amount of Earning	Increase/(Decrease)
	Assets, Interest	in Interest Income/Expense
	Bearing Liabilities	Down 100	Up 100
	and Swaps	Basis Points	Basis Points
	(in Thousands)
	(Unaudited)
September 30, 2005:
Assets which reprice in: *
One year or less	$13,723,584	(7.98)%	8.09%
Over one year	14,053,035	(2.42)	1.70

	$27,776,619	(5.45)	5.17

Liabilities which reprice in:
One year or less	$16,987,839	(15.04)%	15.69%
Over one year	4,488,294	(1.22)	1.26

	$21,476,133	(10.61)	11.07

Total net interest income sensitivity		(1.99)%	1.24%

December 31, 2004:
Assets which reprice in: *
One year or less	$12,480,418	(8.94)%	9.23%
Over one year	13,610,460	(2.81)	2.40

	$26,090,878	(5.83)	5.77

Liabilities which reprice in:
One year or less	$16,491,092	(24.19)%	27.69%
Over one year	3,920,666	(1.15)	1.33

	$20,411,758	(15.16)	17.36

Total net interest income sensitivity		(1.26)%	0.10%

*	Excludes noninterest earning trading account assets
     As shown in the table above, the Company’s balance sheet became more sensitive to both rising and falling interest rates from December 31, 2004 to September 30, 2005. The asset side of the balance sheet remained stable with its position at year-end, while the liability side of the balance sheet decreased its sensitivity to both rising and declining interest rates. This decrease in the overall sensitivity on the liability side of the balance sheet was driven primarily by the Company’s efforts to extend short-term liabilities into term deposits.

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
     As of September 30, 2005, the Company’s management, with the participation of its Chairman and Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased
	Shares Purchased (1)	Paid Per Share	Announced Program (2)	Under the Program (2)

July 1 – July 31, 2005	2,120	$47.31	—	4,338,600
August 1, 2005 – August 31, 2005	396	$46.72	—	4,338,600
September 1, 2005 – September 30, 2005	—	$—	—	4,338,600

Total	2,516	$47.22	—

(1)	This column includes (a) purchases of equity instruments under the Company’s publicly announced share repurchase programs described in (2) below and (b) the surrender to the Company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options during the period indicated.

(2)	On January 16, 2003, the Company announced that its Board of Directors had authorized management to purchase 6.3 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date. Additionally, on August 16, 2003, the Company announced that its Board of Directors had authorized management to purchase an additional 4.1 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date.
Item 6 – Exhibits
(3)	Articles of Incorporation and By-Laws of Compass Bancshares, Inc.
(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998 with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086, filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797, filed with the Commission)

Item 6 – Exhibits (continued)
(d)	Certificate of Amendment, dated September 16, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(e)	Certificate of Amendment, dated November 3, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(f)	Certificate of Amendment, dated May 15, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998 with the Commission)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)
(10)	Material Contracts
(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996 with the Commission) *

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999 with the Commission) *

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(e)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(f)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc. Registration Statement on Form S-4, Registration No. 333-15373, filed November 1, 1996 with the Commission) *

(g)	Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc. December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

Item 6 – Exhibits (continued)
(h)	First Amendment to Employment Agreement, dated March 31, 1997, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(i)	First Amendment to Employment Agreement, dated April 14, 1997, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(j)	First Amendment to Employment Agreement, dated April 18, 1997, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(l)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(m)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(n)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(o)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(o) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(p)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission) *

(q)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission) *

(r)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission) *

(s)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(t)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file 000-06032, filed March 11, 2002 with the Commission) *

(u)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001(incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

Item 6 – Exhibits (continued)
(v)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission) *

(w)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission) *

(x)	Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(y)	Form of Amendment Number One to the Performance Contingent Restricted Stock Award Agreement (incorporated by reference to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed October 21, 2005 with the Commission)

(z)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(aa)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(ab)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(ac)	Executive Officer Compensation Arrangements (incorporated by reference to Exhibit 10(y) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission) *

(ad)	Form of Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(cc) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission) *

(31)(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(31)(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer

(32)(a)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(32)(b)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer

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

November 4, 2005	By:	/s/ Garrett R. Hegel
Date		Garrett R. Hegel
Chief Financial Officer