Form 10-K/A
period 2004-12-31
COMPASS BANCSHARES INC
filed 2006-01-11
CIK 18568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
(Amendment No. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 1-31272
(Exact name of registrant as specified in its charter)

Delaware	63-0593897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 South 20th Street Birmingham, Alabama (Address of principal executive offices)	35233 (Zip Code)
(205) 297-3000
(Registrant’s telephone number)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No     ☑
      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2004, was approximately $5,038,132 (in thousands).
      The number of shares of the Registrant’s common stock, $2.00 par value, outstanding on January 31, 2005 was 123,564,786.
Document Incorporated by Reference
      Certain information required for Part III of this report is incorporated herein by reference to the Proxy Statement for the 2005 Annual Meeting of the Company’s stockholders

COMPASS BANCSHARES, INC.

FORM 10-K/A
DECEMBER 31, 2004

Explanatory Note
      Compass Bancshares, Inc. is filing this amendment to Form 10-K for the year ended December 31, 2004 and amendments to Form 10-Q for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-K and Forms 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
      These amendments restate the Consolidated Financial Statements and the other financial information for the nine months ended September 30, 2005, for the years ended December 31, 2004, 2003, 2002 and 2001 and for each of the quarters in 2005, 2004 and 2003, previously reported on Form 10-K and Form 10-Q.
      In 2005 and prior years, the Company entered into interest rate swap agreements relating to certain of its brokered certificates of deposit (CD swaps) and the Company’s 2000 and 2002 Trust Preferred debt (Trust Preferred swaps) that were accounted for as fair value hedges under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the swaps as hedges, which allowed the Company to assume no ineffectiveness in these transactions as long as critical terms did not change. The Company recently concluded that the CD swaps and Trust Preferred swaps did not qualify for these methods in prior periods. Broker placement fees present in the CD swap transactions were determined, in retrospect, to have caused the CD swaps not to have a fair value of zero at inception or the same settlement terms each period (which is required under SFAS No. 133 to qualify for an abbreviated method). Furthermore, the presence of an interest deferral feature in the Trust Preferred debt also, in retrospect, violated short-cut method criteria. Although, historical effectiveness testing performed in December 2005 demonstrated that the CD swaps and Trust Preferred swaps would have qualified for hedge accounting under the “long-haul” method, hedge accounting under SFAS No. 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged items, the brokered certificates of deposit and Trust Preferred debt, and results in the recording and subsequent amortization of the certificates of deposit broker placement fees and the 2002 Trust Preferred debt broker fee, which was incorporated into the CD swaps and Trust Preferred swaps, as an adjustment to the par amount of the brokered certificates of deposit and the 2002 Trust Preferred debt. This reversal of fair value hedge accounting also results in reclassification of swap net settlements from interest expense to noninterest income as well as recording of swap mark-to-market adjustments in trading gains (losses) on economic hedges.
      The effect this restatement had on earnings for the affected periods is as follows:

		Nine Months
		Ended	Year Ended	Year Ended	Year Ended	Year Ended
		September 30,	December 31,	December 31,	December 31,	December 31,
	Total	2005	2004	2003	2002	2001

	(In thousands)
Interest expense	$94,665	$11,248	$26,503	$30,400	$23,146	$3,368
Noninterest income	101,705	669	11,053	9,320	71,006	9,657
Provision for income taxes	2,514	(4,013)	(5,851)	(7,890)	17,914	2,354

Net income	$4,526	$(6,566)	$(9,599)	$(13,190)	$29,946	$3,935

Diluted earnings per share	$0.02	$(0.05)	$(0.08)	$(0.11)	$0.23	$0.03

		For the Quarter Ended

		March 31,	June 30,	September 30,
	Total	2005	2005	2005

		(In thousands)
Interest expense	$11,248	$4,703	$3,716	$2,829
Noninterest income	669	(4,596)	9,414	(4,149)
Provision for income taxes	(4,013)	(3,527)	2,161	(2,647)

Net income	$(6,566)	$(5,772)	$3,537	$(4,331)

Diluted earnings per share	$(0.05)	$(0.04)	$0.02	$(0.03)

		For the Quarter Ended

		March 31,	June 30,	September 30,	December 31,
	Total	2004	2004	2004	2004

		(In thousands)
Interest expense	$26,503	$7,115	$7,161	$6,646	$5,581
Noninterest income	11,053	12,554	(12,360)	14,873	(4,014)
Provision for income taxes	(5,851)	2,060	(7,393)	3,116	(3,634)

Net income	$(9,599)	$3,379	$(12,128)	$5,111	$(5,961)

Diluted earnings per share	$(0.08)	$0.03	$(0.10)	$0.04	$(0.05)

		For the Quarter Ended

		March 31,	June 30,	September 30,	December 31,
	Total	2003	2003	2003	2003

		(In thousands)
Interest expense	$30,400	$7,868	$8,202	$7,288	$7,042
Noninterest income	9,320	1,924	13,978	(5,326)	(1,256)
Provision for income taxes	(7,890)	(2,225)	2,162	(4,721)	(3,106)

Net income	$(13,190)	$(3,719)	$3,614	$(7,893)	$(5,192)

Diluted earnings per share	$(0.11)	$(0.03)	$0.03	$(0.06)	$(0.05)
      In addition, the following Items have changed: Item 6, Item 7, Item 7A, Item 8 and Item 9A. For additional information on the restatement see Note 1, Restatement, in the Notes to Consolidated Financial Statements.

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
      For financial information regarding the Company’s segments, which are presented by line of business, as of and for the years ended December 31, 2004, 2003 and 2002, see Note 20, Segment Information, in the Notes to Consolidated Financial Statements.
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
      On March 10, 2003, the Company completed the acquisition of Maxson-Mahoney-Turner, Inc. (“MM&T”), a Dallas, Texas based full-line general insurance brokerage firm, which services commercial and retail customers in the Dallas/ Ft. Worth metroplex and the southwestern United States. MM&T specializes in providing property and casualty insurance, personal insurance, employee benefit plans and surety products.
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
      On January 4, 2002, the Company completed the acquisition of Horizons Insurance Group, Inc. (“Horizons”), a Dallas, Texas based full-line general insurance brokerage firm, which services commercial and retail customers in the Dallas/ Fort Worth metroplex and the southwestern United States. Horizons specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and individuals.
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

Community Reinvestment
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

STATISTICAL DISCLOSURE

Page(s)

Loan Portfolio	19 and 20
Managed Loan Portfolio	21
Investment Securities Held to Maturity and Available for Sale	22 and 23
Investment Securities Held to Maturity and Available for Sale Maturity Schedule	23 and 24
Trading Account Assets and Liabilities	25
Maturities of Time Deposits	26
Short-Term Borrowings	27
Contractual Obligations	28
Commitments	29
Return on Equity and Assets	30
Capital Ratios	31
Consolidated Average Balance Sheets and Rate/ Volume Variances	36 and 37
Summary of Loan Loss Experience	39
Allocation of Allowance for Loan Losses	40
Nonperforming Assets	41
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

			Elected to
			Officer
Name	Position	Age	Position

D. Paul Jones, Jr.	Chairman of the Board and Chief Executive Officer of Compass Bancshares, Inc.	62	1978
Garrett R. Hegel	Chief Financial Officer of Compass Bancshares, Inc.	54	1990
G. Ray Stone	Senior Executive Vice President and Chief Credit Policy Officer of Compass Bancshares, Inc.	61	1991
George M. Boltwood	Senior Executive Vice President — Corporate Banking	55	1996
James D. Barri	Executive Vice President — Retail Banking	60	1997
E. Lee Harris, Jr.	Executive Vice President — Human Resources	52	1994
William C. Helms	Executive Vice President — Wealth Management Group Prior to joining Compass, President of Investment Group for Trustmark Bank from 2002 to 2003; Executive Vice President of LJH Global Investments from 2001 to 2002; and Co-President of Private Banking for Bank of America from 1999 to 2001	53	2003
Clayton D. Pledger	Executive Vice President — Chief Information Officer	60	1998
Jerry W. Powell	General Counsel and Secretary of Compass Bancshares, Inc.	55	1981
      All of the above named Executive Officers, except William C. Helms, have been employed by the Company in their present position for more than five years.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
      The primary market for the Parent Company’s common stock is the National Association of Securities Dealers, Inc. Automated Quotation National Market System (the “NASDAQ”). The Parent Company’s common stock is quoted under the symbol of “CBSS.” The table on the following page sets forth the high and low sales prices and the end-of-quarter closing price of the common stock of the Parent Company as reported through the NASDAQ and the per-share dividends paid thereon during the periods indicated.

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
      The selected financial data in the following tables have been restated to reflect adjustments to the Company’s consolidated financial statement and other information contained in the Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission on February 28, 2005. The following selected financial data should be read in conjunction with our restated financial statements and the related notes.

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Net interest income	$885,325	$879,130	$901,709	$822,491	$718,512
Provision for loan losses	105,658	119,681	136,331	106,241	65,578
Net income	360,185	328,678	344,345	274,332	241,623
Per share data:
Basic earnings	$2.95	$2.64	$2.70	$2.16	$1.91
Diluted earnings	2.87	2.58	2.65	2.14	1.90
Cash dividends declared	1.25	1.12	1.00	0.92	0.88
Balance sheet:
Average total equity	$1,968,948	$1,965,710	$1,910,148	$1,661,779	$1,353,387
Average assets	27,660,628	25,142,719	23,354,327	21,992,587	19,800,819
Period-end FHLB and other borrowings	4,119,771	4,794,935	4,853,816	3,830,192	2,585,185
Period-end total equity	2,056,345	1,892,574	1,965,383	1,719,576	1,510,004
Period-end assets	28,181,916	26,963,113	23,925,589	23,015,000	20,877,160

      The following is a restated summary of the results of operations for each quarter of 2004 and 2003.

	2004

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
Interest on deposits	$36,035	$38,138	$35,925	$38,047	$37,861	$39,873	$42,429	$43,720
Interest on FHLB and other borrowings	41,469	46,481	40,245	45,284	36,184	40,818	32,620	36,910
Total interest expense	87,818	94,933	86,269	93,430	89,878	96,524	97,733	103,314
Net interest income	222,861	215,746	226,739	219,578	226,531	219,885	235,697	230,116
Net interest income after provision for loan losses	198,516	191,401	198,561	191,400	200,914	194,268	208,179	202,598
Trading gain (losses) on economic hedges	—	12,554	—	(12,360)	—	14,873	—	(4,014)
Total noninterest income	141,911	154,465	150,019	137,659	172,314	187,187	153,346	149,332
Net income before income tax expense	130,280	135,719	137,399	117,878	140,727	148,954	146,876	137,281
Income tax expense	44,033	46,093	45,654	38,261	47,125	50,241	48,686	45,052
Net income	86,247	89,626	91,745	79,617	93,602	98,713	98,190	92,229
Per common share:
Basic earnings	0.71	0.73	0.75	0.66	0.76	0.80	0.80	0.76
Diluted earnings	0.69	0.72	0.73	0.63	0.75	0.79	0.78	0.73

	2003

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
Interest on deposits	$48,146	$51,271	$44,022	$47,279	$35,714	$37,983	$36,167	$38,219
Interest on FHLB and other borrowings	45,857	50,600	43,037	47,982	42,179	47,198	41,544	46,534
Total interest expense	99,001	106,869	94,345	102,547	86,608	93,896	87,803	94,845
Net interest income	227,245	219,377	223,329	215,127	230,258	222,970	228,698	221,656
Net interest income after provision for loan losses	197,466	189,598	195,420	187,218	199,904	192,616	197,059	190,017
Trading gain (losses) on economic hedges	—	1,924	—	13,978	—	(5,326)	—	(1,256)
Total noninterest income	123,107	125,031	131,973	145,951	134,012	128,686	137,092	135,836
Net income before income tax expense	124,440	118,496	131,896	137,672	131,236	118,622	130,578	122,280
Income tax expense	42,355	40,130	44,848	47,010	44,679	39,958	44,400	41,294
Net income	82,085	78,366	87,048	90,662	86,557	78,664	86,178	80,986
Per common share:
Basic earnings	0.65	0.62	0.69	0.72	0.70	0.63	0.70	0.67
Diluted earnings	0.64	0.61	0.68	0.71	0.68	0.62	0.69	0.64

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      As discussed in Note 1, Restatement in the Notes to Consolidated Financial Statements, the Company is restating financial statements and other financial information for the nine months ended September 30, 2005, for the years ended December 31, 2004, 2003 and 2002, and for each of the quarters in 2005, 2004 and 2003.
      In 2005 and prior years, the Company entered into interest rate swap agreements relating to certain of its brokered certificates of deposit (CD swaps) and the Company’s 2000 and 2002 Trust Preferred debt (Trust Preferred swaps) that were accounted for as fair value hedges under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the swaps as hedges, which allowed the Company to assume no ineffectiveness in these transactions as long as critical terms did not change. The Company recently concluded that the CD swaps and Trust Preferred swaps did not qualify for these methods in prior periods. Broker placement fees present in the CD swap transactions were determined, in retrospect, to have caused the CD swaps not to have a fair value of zero at inception or the same settlement terms each period (which is required under SFAS No. 133 to qualify for an abbreviated method). Furthermore, the presence of an interest deferral feature in the Trust Preferred debt also, in retrospect, violated short-cut method criteria. Hedge accounting under SFAS No. 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged items, the brokered certificates of deposit and Trust Preferred debt, and results in the recording and subsequent amortization of the certificates of deposit broker placement fees and the 2002 Trust Preferred debt broker fee, which was incorporated into the CD swaps and Trust Preferred swaps, as an adjustment to the par amount of the brokered certificates of deposit and the 2002 Trust Preferred debt. This reversal of fair value hedge accounting also results in reclassification of swap net settlements from interest expense to noninterest income as well as recording of swap mark-to-market adjustments in trading gains (losses) on economic hedges.
      For additional information on the restatement see Note 1, Restatement in the Notes to Consolidated Financial Statements.

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
      If the Company’s assumptions and estimates are incorrect, or if the Company or the Subsidiary Banks become subject to significant limitations as the result of litigation or regulatory action, then the Company’s actual results could vary materially from the forward-looking statements made herein. Investors are cautioned not to place undue reliance on any forward-looking statements and to read this Annual Report on Form 10-K in conjunction with the Company’s other filings with the Securities and Exchange Commission, which are available on the Commission’s website, http://www.sec.gov, as well as on the Company’s website, www.compassbank.com. The Company disclaims any obligation to update any such forward-looking statements.
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
Net Income and Earnings Per Share
      In 2004, the Company reported net income of $360.2 million, a 10 percent increase over net income of $328.7 million in 2003, which represented a 5 percent decrease from 2002 levels. Basic earnings per share for 2004 were $2.95 compared with $2.64 per share in 2003 and $2.70 per share in 2002, representing a 12 percent increase in 2004 and a 2 percent decrease in 2003. Diluted earnings per share increased to $2.87 in 2004, an 11 percent increase from $2.58 per share in 2003. Diluted earnings per share in 2003 decreased three percent over 2002 levels. Pretax income for 2004 increased $42.8 million, or nine percent, over 2003 levels while income tax expense increased seven percent over the same period. The effective tax rate was 33.3 percent for 2004 and 33.9 percent for 2003.
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

Loans
      Total loans outstanding at year-end 2004 increased nine percent over previous year-end levels. Real estate construction loans increased 22 percent, equity lines of credit increased 25 percent, consumer installment indirect loans increased 18 percent and consumer installment direct loans increased 11 percent. The increase in real estate construction loans and equity lines of credit is due to a favorable interest rate environment, which resulted in strong demand. The increases in consumer installment indirect loans, which are primarily automobile loans, and consumer installment direct loans are a result of favorable interest rates and targeted growth in these markets. Residential real estate mortgage loans decreased five percent compared to 2003 levels. The decrease in residential real estate mortgage loans reflects a securitization in the amount of $589 million in 2004. On a managed loan basis, which includes loans that have been securitized, residential real estate mortgage loans increased seven percent over prior year levels. For additional information, see Note 5, Managed Loans, in the Notes to Consolidated Financial Statements.
      Total loans outstanding at December 31, 2003 increased five percent over 2002 year-end levels. Commercial real estate mortgage loans increased 22 percent, equity lines of credit increased 15 percent and consumer installment indirect loans increased 23 percent. The increase in commercial real estate mortgage loans and equity lines of credit was due to favorable interest rates and targeted growth. Equity loans decreased 21 percent compared to 2002 levels and residential real estate mortgage loans decreased 2 percent compared to 2002 levels. The decrease in equity loans and residential real estate mortgages reflect securitizations in the amount of $750 million and $373 million, respectively, in 2003. Excluding the effect of the securitizations, equity loans increased 17 percent and residential real estate mortgage loans decreased 3 percent over 2002 year-end levels. For additional information regarding the Company’s loan portfolio, see Note 4, Loans and Allowance for Loan Losses, in the Notes to Consolidated Financial Statements.
      The Loan Portfolio table presents the classifications of loans by major category at December 31, 2004, and for each of the preceding four years. The second table presents maturities of certain loan classifications at December 31, 2004, and an analysis of the rate structure for such loans with maturities greater than one year.
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

      Managed loans include loans recorded on the balance sheet and loans that have been securitized and sold or retained as investment securities, in either the held to maturity or available for sale portfolios. A detailed discussion of securitization transactions utilized by the Company is included in Note 5, Managed Loans, in the Notes to Consolidated Financial Statements.
      At December 31, 2004, managed loans totaled $20.4 billion, compared to $18.9 billion at December 31, 2003 and $17.6 billion at December 31, 2002. The growth and change in mix of the Company’s managed loan portfolio is consistent with the discussion of loans recorded on the balance sheet.

Managed Loan Portfolio

	December 31

	2004		2003		2002

		Percent of		Percent of		Percent of
		Total		Total		Total
		Managed		Managed		Managed
	Amount	Loans	Amount	Loans	Amount	Loans

	(In thousands)
Commercial loans:
Commercial, financial and
agricultural	$3,890,866	19.0%	$3,728,172	19.7%	$3,824,800	21.7%
Real estate — construction	3,027,228	14.8	2,481,281	13.2	2,531,580	14.5
Commercial real estate — mortgage	3,943,163	19.3	3,933,773	20.8	3,214,712	18.3

Total commercial loans	10,861,257	53.1	10,143,226	53.7	9,571,092	54.5
Consumer loans:
Residential real estate — mortgage	2,688,768	13.1	2,514,169	13.3	2,604,591	14.8
Equity lines of credit	1,401,604	6.9	1,122,725	5.9	978,920	5.6
Equity loans	1,391,668	6.8	1,546,894	8.2	1,322,092	7.5
Credit card	505,090	2.5	485,487	2.6	462,252	2.6
Consumer installment — direct	484,657	2.4	435,326	2.3	455,976	2.6
Consumer installment — indirect	3,109,133	15.2	2,630,409	14.0	2,166,687	12.4

Total consumer loans	9,580,920	46.9	8,735,010	46.3	7,990,518	45.5

Total managed loans	$20,442,177	100.0%	$18,878,236	100.0%	$17,561,610	100.0%

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
      For additional financial information regarding the Company’s investment securities, see Note 3, Investment Securities Held to Maturity and Investment Securities Available for Sale, in the Notes to Consolidated Financial Statements.
      Maturities of investment securities held to maturity in 2004, 2003 and 2002 were $736 million, $707 million and $428 million, respectively. In 2004, sales and maturities of investment securities available for sale were $814 million and $847 million, respectively, while sales and maturities of investment securities available for sale were $268 million and $2.2 billion, respectively, in 2003. In 2002, sales and maturities of investment securities available for sale were $582 million and $2.1 billion, respectively. Net gains realized on the sale of investment securities available for sale were $27.3 million for the year ended December 31, 2004. Net losses realized on the sale of investment securities available for sale were $43,000 in 2003 and net gains realized on the sale of investment securities available for sale were $4 million in 2002. Gross unrealized gains in the Company’s investment securities held to maturity portfolio at year-end 2004 totaled $21 million and gross unrealized losses totaled $20 million. At December 31, 2004, gross unrealized gains and losses in the investment securities available for sale portfolio were $16 million and $28 million, respectively, and recognized through other comprehensive income. For an analysis of unrealized gains and losses recognized in other comprehensive income, see Note 22, Comprehensive Income, in the Notes to Consolidated Financial Statements.
      Total average investment securities, including both held to maturity and available for sale, increased 21 percent in 2004 after remaining stable in 2003. The increase in 2004 was primarily due to the purchase of investment securities available for sale of $1.7 billion in 2004 and $4.2 throughout 2003, partially offset by proceeds from sales and maturities of available for sale securities of $1.7 billion in 2004 and $2.5 billion in 2003. Additionally during 2003, the Company transferred approximately $2.8 billion of investment securities available for sale to investment securities held to maturity. At the end of 2004, total investment securities, including both held to maturity and available for sale, decreased $146 million from the end of 2003, primarily due to a balance sheet repositioning in the third quarter of 2004 in which the Company prepaid approximately $900 million of FHLB advances and sold approximately $500 million investment securities available for sale. The table on the following page reflects the carrying amount of the investment securities portfolio at the end of each of the last three years.
Investment Securities Held to Maturity and Available for Sale

	December 31

	2004	2003	2002

	(In thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$60,860	$72,696	$87
Mortgage-backed pass-through securities	1,125,080	1,362,745	163,748
Collateralized mortgage obligations:
Agency	455,191	466,956	9,662
Non-agency	712,096	416,669	257,557
Asset-backed securities	320,058	510,892	—
States and political subdivisions	93,714	105,886	43,791
Other	100	500	600

	2,767,099	2,936,344	475,445

	December 31

	2004	2003	2002

	(In thousands)
Investment securities available for sale:
U.S. Treasury	38,886	40,650	43,374
U.S. Government agencies and corporations	666	792	80,890
Mortgage-backed pass-through securities	499,525	796,688	1,593,399
Collateralized mortgage obligations:
Agency	3,530,987	2,972,164	1,254,899
Non-agency	2,189	94,919	1,176,942
Asset-backed securities and corporate bonds	1,039	3,638	50,181
States and political subdivisions	11,943	11,007	93,444
Other	325,379	399,292	327,597

	4,410,614	4,319,150	4,620,726
Net unrealized gain (loss)	(12,430)	56,058	162,970

	4,398,184	4,375,208	4,783,696

Total	$7,165,283	$7,311,552	$5,259,141

      The maturities and weighted average yields of the investment securities held to maturity and investment securities available for sale portfolios at the end of 2004 are presented in the following table using average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the amortized cost rather than the net carrying value (fair value) of these securities. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.
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

      While the weighted average stated maturities of total mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are 16.4 years and 16.1 years, respectively, and the corresponding weighted average expected lives assumed in the above table are 4.4 years and 3.0 years, respectively. During a period of rising rates, prepayment speeds generally slow on MBS and CMOs with a resulting extension in average life, and vice versa during declining rates. At December 31, 2004, given a 100 basis point immediate and permanent parallel increase in rates, the expected average lives for MBS and CMOs would be 5.1 years and 3.5 years, respectively. Similarly, given a 100 basis point immediate and permanent parallel decrease in rates, the expected average lives for MBS and CMOs would be 2.8 and 1.4 years, respectively.
      The weighted average market prices as a percentage of par value for MBS and CMOs at December 31, 2004, were 100.3 and 99.9 percent, respectively. The market prices for MBS and CMOs generally decline in a rising rate environment due to the resulting increase in average life, the below market yield on fixed rate securities and the impact of annual and life rate caps on adjustable-rate securities. The opposite is generally true during a period of declining rates. At December 31, 2004, fixed-rate MBS and CMOs totaled $1.5 billion and $4.4 billion, respectively, with corresponding weighted average expected lives of 4.5 and 3.0 years. Adjustable-rate MBS and CMOs totaled $84 million and $334 million, respectively, with corresponding weighted average expected lives of 3.0 and 2.9 years. Substantially all adjustable-rate MBS and CMOs are subject to life rate caps, and MBS are also generally subject to a two percent annual cap. The weighted average life rate caps at December 31, 2004 were 10.9 and 11.3 percent for MBS and CMOs and the corresponding weighted average coupon rates were 5.1 and 2.9 percent, respectively.
      At December 31, 2004, given a 100 basis point immediate and permanent parallel increase in rates, the estimated market prices for MBS and CMOs would be 96.7 and 97.0 percent, respectively, of their actual market price as of each date. Given a 100 basis point immediate and permanent parallel decrease in rates, the estimated market prices for MBS and CMOs would be 102.8 and 101.6 percent, respectively, of their actual market price as of each date. For additional information regarding the Company’s investment securities, see Note 3, Investment Securities Held to Maturity and Investment Securities Available for Sale, in the Notes to Consolidated Financial Statements.
Trading Account Assets and Liabilities
      Securities carried in the Company’s trading account portfolio are primarily held for sale to institutional customers for their investment portfolios and generally are sold within 30 days of purchase.

Interest rate floors, caps and swaps are sold to customers as protection against interest rate fluctuation. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk of default by its corporate customers through credit limit approval and monitoring procedures. Both the derivative contracts entered into with the Company’s customers and the offsetting derivative positions are recorded at their estimated fair value. Market value changes on these derivative instruments are recognized in noninterest income in the period of change. The volume of activity is directly related to general market conditions and reactions to the changes in the interest rate environment. The average balance in the trading account assets portfolio decreased 27 percent from $111 million for the year ended December 31, 2003 to $81 million for the year ended December 31, 2004. The average balance in the trading account assets portfolio increased $66 million to $111 million for the year ending December 31, 2003. The average balance in the trading account liabilities portfolio decreased 27 percent to $32 million for the year ended December 31, 2004 from $44 million for the year ended December 31, 2003. The average balance in the trading account liabilities portfolio increased $40 million to $44 million for the year ending December 31, 2003. See Note 11, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for a summary of interest rate contracts held in the trading account at December 31, 2004 and 2003.
      The Company also uses interest rate swaps as economic hedges. These swaps either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment. These economic hedge swaps convert the fixed interest rate payments on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based floating rates. Changes in the fair value of these derivatives and the interest exchanged are recognized in earnings in the line item trading gains (losses) on economic hedges. The fair value of these derivatives are included in either trading account assets or accrued expenses and other liabilities.
      The following table details the composition of the Company’s trading account assets and liabilities at December 31, 2004 and 2003.
Trading Account Assets and Liabilities

	December 31

	2004	2003

	(In thousands, restated)
Trading account assets:
U.S. Treasury and Government agencies	$6,651	$2,816
States and political subdivisions	2,834	1,881
Mortgage-backed pass-through securities	8,060	3,039
Collateralized mortgage obligations	4,180	864
Interest rate floors, caps and swaps	56,092	77,619

Total trading account assets	$77,817	$86,219

Trading account liabilities:
Short sales	$2,956	$572
Interest rate floors, caps and swaps	23,746	31,426

Total trading account liabilities	$26,702	$31,998

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
Deposits and Borrowed Funds
      Average deposits totaled $16 billion at December 31, 2004, a nine percent increase over prior year levels. The increase in deposits was primarily attributable to a 19 percent increase in noninterest bearing demand deposits, a 13 percent increase in time deposits and a 2 percent increase in interest bearing transaction accounts. As part of its overall funding strategy, the Company focuses on the mix of deposits and, in particular, maintaining an appropriate level of transaction accounts as a percentage of total deposits. During 2004, average transaction accounts made up 77 percent of total deposits. Average interest bearing deposits made up 56 percent of total average interest bearing liabilities in 2004 decreasing slightly from 58 percent in 2003 after a decrease from 60 percent in 2002.
      The following table summarizes the maturities of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2004 (restated).
Maturities of Time Deposits

	Certificates	Other Time
	of Deposit	Deposits
	Over	Over
	$100,000	$100,000	Total

	(In thousands, restated)
Three months or less	$1,031,198	$131,785	$1,162,983
Over three through six months	220,316	—	220,316
Over six through twelve months	320,394	—	320,394
Over twelve months	633,023	—	633,023

	$2,204,931	$131,785	$2,336,716

      While the Company continues to emphasize funding earning asset growth through internal deposit generation, average earning asset growth has exceeded deposit growth. As a result, the Company has relied more on borrowed funds as a supplemental source of funding. Borrowed funds consist of Federal Home Loan Bank (“FHLB”) advances, subordinated debentures, other borrowings and short-term borrowings, primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Average borrowed funds increased $1.2 billion and $830 million in 2004 and 2003, respectively. Included in other short-term borrowings are trading account short sales and the commercial paper of the Company. For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 9, FHLB and Other Borrowings, and Note 10, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements. For additional information about deposits, see Note 7, Deposits, in the Notes to Consolidated Financial Statements.
      The Short-Term Borrowings table on the following page presents the distribution of the Company’s short-term borrowed funds and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year-end for the last three years. For additional information regarding the Company’s short-term borrowings, see Note 8, Short-Term Borrowings, in the Notes to Consolidated Financial Statements.

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

Liquidity Management
      Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At December 31, 2004, the Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $127 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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
      During 2004, the Company funded the $2.5 billion of growth in average interest earning assets through increases in federal funds purchased, noninterest bearing deposits and interest bearing deposits. Average federal funds purchased increased $1.4 billion, average noninterest bearing deposits increased $814 million and average interest bearing deposits increased $607 million. For additional information about possible liquidity uses, see Note 12, Commitments, Contingencies and Guarantees, in the Notes to Consolidated Financial Statements.
      The following tables present information about the Company’s contractual obligations and commitments at December 31, 2004.
Contractual Obligations

	Payments Due by Period

		Less Than 1			More Than 5
	Total	Year	1 — 3 Years	3 — 5 Years	Years

	(In thousands, restated)
FHLB and other borrowings*	$4,119,771	$300,170	$700,388	$1,614,297	$1,504,916
Capital lease obligations	—	—	—	—	—
Operating leases	152,506	20,183	35,712	26,204	70,407
Unconditional purchase obligations	—	—	—	—	—
Certificates of deposit	3,944,769	2,412,684	1,009,999	412,275	109,811
Other time deposits	131,785	131,785	—	—	—
Other long-term obligations	—	—	—	—	—

	$8,348,831	$2,864,822	$1,746,099	$2,052,776	$1,685,134

*	Refer to Note 9, FHLB and Other Borrowings, and Note 10, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements for additional information about these obligations, including certain redemption features.

Commitments

	Payments Due by Period

					More Than
		Less Than 1	1 — 3	3 — 5	5
	Total	Year	Years	Years	Years

	(In thousands)
Lines of credit	$11,265,440	$8,096,866	$525,108	$272,833	$2,370,633
Standby and commercial letters of credit	716,195	76,379	248,112	287,581	104,123
Other contingent liabilities and commitments	—	—	—	—	—

	$11,981,635	$8,173,245	$773,220	$560,414	$2,474,756

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
      The Company enters into various interest rate contracts not held in the trading account (“interest rate protection products”) to help manage the Company’s interest sensitivity. Such contracts generally have a fixed notional principal amount and include interest rate swaps and interest rate caps and floors. Interest rate swaps are contracts where the Company typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, generally the prime rate or the London Interbank Offered Rate (“LIBOR”). Interest rate caps and floors purchased are contracts whereby the Company receives, respectively, interest if the specified index rises above the cap rate or falls below the floor rate. The interest rate risk factor in these contracts is considered in the Company’s interest rate risk management program. Refer to Note 11, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for the composition of the Company’s interest rate protection contracts as well as a discussion of interest rate risks, credit risks and derivative instruments.
Capital Resources
      Shareholders’ equity increased by $164 million during 2004 following a $73 million decrease during 2003. The increase in 2004 was the result of increases in retained earnings, due to increased earnings, offset partially by a decrease in accumulated other comprehensive loss.
      Dividends of $154 million were declared on the Company’s common stock in 2004, as compared to the $140 million declared in 2003. The annual dividend rate in 2004 was $1.25 per common share, a 12 percent increase over 2003. The dividend payout ratio was 44 percent, 43 percent and 38 percent for 2004, 2003 and 2002, respectively. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. Subsequent to year-end, the Company’s Board of Directors approved a 12 percent increase in the quarterly dividend rate, raising the annual dividend rate to an indicated $1.40 per common share for 2005. This marked the 24th consecutive year the Company has increased its dividend rate paid to shareholders.

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
      The ratio of average common shareholders’ equity as a percentage of total average assets is one measure used to determine capital strength. Overall, the Company’s capital position remains strong as the ratio of average common shareholders’ equity to average assets for 2004 was 7.12 percent compared to 7.82 percent in 2003 and 8.18 percent in 2002. In order to maintain this ratio at appropriate levels with continued growth in total average assets, a corresponding level of capital growth must be achieved. The following table summarizes these and other key ratios for the Company for each of the last three years.
Return on Equity and Assets

	December 31

	2004	2003	2002

Return on average assets	1.30%	1.31%	1.47%
Return on average equity	18.29	16.72	18.03
Dividend payout ratio	43.55	43.41	37.74
Average common shareholders’ equity to average assets ratio	7.12	7.82	8.18
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
      At December 31, 2004, the Company’s Tier I Capital and Total Qualifying Capital totaled $2.1 billion and $2.6 billion, respectively. The percentage ratios, as calculated under the guidelines, were 9.14 percent and 11.17 percent for Tier I and Total Qualifying Capital, respectively, at year-end 2004. These ratios are well above the minimum requirements of four percent for Tier I Capital and eight percent for Total Qualifying Capital. Tier I Capital increased by $186 million, or 10 percent, in 2004 primarily as a result of the increase in retained earnings.
      Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted average quarterly assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available for sale securities (except for net unrealized losses on marketable equity securities), period-end goodwill and other disallowed assets. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The Company’s leverage ratio was 7.55 percent at year-end 2004 and 7.33 percent at year-end 2003, while its tangible leverage ratio was 7.52 percent at year-end 2004 and 7.28 percent at year-end 2003.
      The following table shows the calculation of capital ratios for the Company for the last two years.
Capital Ratios

	December 31

	2004	2003

	(In thousands, restated)
Risk-based capital:
Tier I Capital	$2,099,593	$1,913,192
Tangible Tier I Capital	2,089,013	1,900,450
Total Qualifying Capital	2,566,507	2,418,575
Assets:
Net risk-adjusted assets	$22,975,381	$20,821,477
Adjusted quarterly average assets	27,794,720	26,117,962
Adjusted tangible quarterly average assets	27,784,140	26,105,220
Ratios:
Tier I Capital	9.14%	9.19%
Total Qualifying Capital	11.17	11.62
Leverage	7.55	7.33
Tangible leverage	7.52	7.28
      The regulatory capital ratios of the Subsidiary Banks currently exceed the minimum ratios of 5 percent leverage capital, 6 percent Tier I Capital and 10 percent Total Qualifying Capital required in 2004 for “well-capitalized” banks as defined by federal banking regulators. The Company continually monitors these ratios to ensure that the Subsidiary Banks exceed these guidelines. For further information regarding the regulatory capital ratios of the Parent Company and the Subsidiary Banks, see Note 13, Regulatory Matters and Dividends from Subsidiaries, in the Notes to Consolidated Financial Statements.
Off-Balance Sheet Activities

Sunbelt Funding Corporation
      In an effort to diversify its funding sources, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. Sunbelt was structured as a QSPE, as defined by SFAS No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account portfolio and financing its purchases through the issuance of P-1/ F1 rated commercial paper. As of December 31, 2004, all assets sold to the conduit were performing and no significant gains or losses were recognized on the sales.
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
      There is currently a proposed amendment to SFAS No. 140, which could result in Sunbelt no longer qualifying as a QSPE. If this amendment is finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company would not have a significant impact on the regulatory capital ratios, as the Company would continue to exceed the minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.
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
      Net interest income for 2004 increased slightly from $883 million in 2003 to $889 million in 2004, following a $23 million decrease in 2003 from 2002 levels. Interest income in 2004 remained relatively stable, decreasing $4 million from the prior levels, a decrease of less than one percent. The stability of interest income was caused by a 56 basis point decrease in the yield on earning assets, offset by an increase of $2.5 billion in the volume of average earning assets. Interest expense decreased $10 million, or three percent, in 2004 due to a decrease of 24 basis points on the rate paid on interest bearing liabilities, partially offset by an increase of $1.8 billion in the volume of average interest bearing liabilities. In 2003, interest income decreased eight percent caused by a 96 basis point decrease in the yield on earning assets, partially offset by an increase of $1.7 billion in the volume of average earning assets. Interest expense decreased 18 percent in 2003 due to a 62 basis point decrease in the rate paid on interest bearing liabilities, partially offset by a $1.0 billion increase in the volume of average interest bearing liabilities. The schedule on pages 36 and 37 provides detail regarding interest income, interest expense and net interest income due to changes in volumes, rates and mix of interest bearing assets and liabilities.
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
      Total interest expense decreased three percent in 2004 due to a decrease of 24 basis points on the rate paid on interest bearing liabilities, partially offset by a $1.8 billion increase in the volume of average interest bearing liabilities. Interest expense on interest bearing deposits decreased $15 million due to a 22 basis point decrease in the rate, partially offset by an increase of $607 million in the average volume. For borrowed funds, which represent interest bearing liabilities that are not classified as deposits, a $23 million decrease in interest expense on FHLB and other borrowings was the result of a 34 basis point decrease in the rate paid combined with a 4 percent decrease in the average balance. Conversely, a

$27 million increase in interest expense on federal funds purchased was the result of a $1.4 billion increase in the average balance combined with a 32 basis point increase on the rate paid.
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
      Total interest expense decreased 18 percent in 2003 due to a 62 basis point decrease in the rate paid on interest bearing liabilities, partially offset by a 6 percent increase in the average volume. Interest expense on interest bearing deposits decreased by 30 percent as the result of a 72 basis point decrease in the rate, partially offset by a $194 million increase in the average volume. For borrowed funds, which represents interest bearing liabilities that are not classified as deposits, a 15 percent decrease in interest expense on federal funds purchased was the result of a 62 basis point decrease in the rate paid, partially offset by a 34 percent increase in the average balance. Similarly, a 4 percent decrease in the average balance of securities sold under agreement to repurchase and a 55 basis point decrease in the rate paid resulted in a 41 percent decrease in interest expense in this category.
      Net interest income is commonly evaluated in terms of average rates using the net yield and the interest rate spread. The net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average total earning assets, excluding market adjustments for investment securities available for sale and hedges. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net yield on earning assets decreased 36 basis points to 3.49 percent in 2004 after decreasing 41 basis points to 3.85 in 2003. The decrease in 2004 was due to the 56 basis point decrease in the yield on average earning assets that was partially offset by a 24 basis point decrease in the rate paid on interest bearing liabilities. The decrease in 2003 was due to the 96 basis point decrease in the yield on average earning assets that was partially offset by a 62 basis point decrease in the rate paid on interest bearing liabilities.
      The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During 2004, the net interest rate spread decreased 32 basis points to 3.12 percent from the 2003 spread of 3.44 percent. During 2003, the net interest rate spread decreased 34 basis points from the 2002 spread of 3.78 percent. See the accompanying table entitled Consolidated Average Balance Sheets and Rate/ Volume Variances on pages 36 and 37 for more information.
      During 2004, the net yield on earning assets was positively impacted by the Company’s use of interest rate contracts, primarily interest rate swaps, which increased the taxable equivalent net yield on earning assets by $28.8 million. The net yield on earning assets was positively impacted by interest rate contracts during 2003 and 2002, which increased the taxable equivalent net yield by $71.5 million in 2003 and $83.6 million in 2002.

      The following table presents the actual and projected impact of the Company’s derivatives held for hedging purposes on net interest margin by quarter for fiscal years 2003, 2004 and 2005, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The derivatives included in the table below are both cash flow hedges and fair value hedges, including terminated cash flow hedges. The table assumes interest rates will remain at September 30, 2005 levels.

	For the Quarter Ending

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
	Actual	Actual	Actual	Actual	Total

	(In thousands, restated)
Hedging derivatives positive impact to net interest margin	$22,118	$18,660	$15,306	$15,395	$71,479

	For the Quarter Ending

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	Actual	Actual	Actual	Actual	Total

	(In thousands, restated)
Hedging derivatives positive impact to net interest margin	$11,240	$7,471	$6,019	$4,101	$28,831

	For the Quarter Ending

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	Total
	Actual	Actual	Actual	Projected*	Projected*

	(In thousands, restated)
Hedging derivatives positive impact to net interest margin	$2,455	$3,012	$3,546	$1,855	$10,868

*	Projected impact based on current interest rates as of September 30, 2005.
      As the table above demonstrates, the Company’s impact of interest rate contracts in 2005 is anticipated to decrease from $29 million in 2004 to a projected $11 million in 2005. This year over year decrease is due to a runoff of derivative instruments during 2004 and an increase in interest rates during 2004. In a rising rate environment, the impact to net interest margin from receive fixed versus pay float swap agreements decreases. It should be noted that the majority of the decrease in the run rate for derivative income was realized prior to the fourth quarter of 2004.

      Derivative instruments are subject to market risk. While the Company does have trading derivatives to facilitate customer transactions, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date and the receive fixed coupon rate for derivative instruments used for hedging activities as of December 31, 2004, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The maturity date used in the table below is the first call date, when applicable. See Note 11, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for further information about the Company’s use of derivatives and the fair value of those instruments.

	For the Year Ended December 31,

	2005	2006	2007	Thereafter

	(In thousands, restated)
Non-trading interest rate contracts:
Cash Flow Hedges:
Notional maturity	$500,000	$200,000	$—	$—
Weighted average coupon received on maturities	2.60%	2.13%	—%	—%
Weighted average time to maturity (months)	7	16	—	—
Fair Value Hedges:
Notional maturity	$—	$—	$—	$261,700
Weighted average coupon received on maturities	—%	—%	—%	7.49%
Weighted average time to maturity (months)	—	—	—	54
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
      The following table presents certain interest rates on a tax equivalent basis. The table on pages 36 and 37 contains these same percentages and all major categories of interest earning assets and interest bearing liabilities. Tax-exempt earning assets continue to make up a small percentage of total earning assets.

	December 31

	2004	2003	2002

Rate earned on interest earning assets	5.02%	5.58%	6.54%
Rate paid on interest bearing liabilities	1.90	2.14	2.76
Interest rate spread	3.12	3.44	3.78
Net yield on earning assets	3.49	3.85	4.26

Consolidated Average Balance Sheets and Rate/ Volume Variances

Taxable Equivalent Basis

	Year Ended December 31

	2004			2003

	Average	Income/	Yield/	Average	Income/	Yield/
Yield/Rate Analysis	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands, restated)
Assets
Earning assets:
Loans[a]	$17,999,355	$950,925	5.28%	$16,796,188	$984,045	5.86%
Investment securities available for sale[b]	4,401,132	181,234	4.12	4,702,137	224,854	4.78

Investment securities held to maturity	2,996,342	143,637	4.79	1,403,812	71,085	5.06

Other[b]	60,491	1,306	2.16	44,253	1,001	2.26

Total earning assets	25,457,320	1,277,102	5.02	22,946,390	1,280,985	5.58
Allowance for loan losses	(251,713)			(237,365)
Unrealized gain (loss) on investment securities available for sale	24,865			107,937

Cash and due from banks	675,339			625,052
Other assets	1,754,817			1,700,705

Total assets	$27,660,628			$25,142,719

Liabilities and Shareholders’ Equity

Interest bearing liabilities:
Interest bearing demand deposits	$60,211	1,134	1.88	$95,380	$1,051	1.10

Savings deposits	7,570,719	46,555	0.61	7,374,341	59,017	0.80
Certificates of deposit less than $100,000 and other time deposits	2,004,181	63,321	3.16	1,900,864	67,716	3.56

Certificates of deposit of $100,000 or more[b]	1,779,343	48,768	2.74	1,436,716	46,968	3.27

Total interest bearing deposits	11,414,454	159,778	1.40	10,807,301	174,752	1.62
Federal funds purchased	3,906,691	53,729	1.38	2,476,686	26,332	1.06
Securities sold under agreements to repurchase	371,444	3,934	1.06	441,896	3,772	0.85

Other short-term borrowings[b]	115,581	1,267	1.10	113,550	987	0.87
FHLB and other borrowings[b]	4,589,059	169,493	3.69	4,770,676	192,314	4.03

Total interest bearing liabilities	20,397,229	388,201	1.90	18,610,109	398,157	2.14

Net interest income/net interest spread		888,901	3.12%		882,828	3.44%

Noninterest bearing demand deposits	4,999,763			4,185,527

Accrued expenses and other liabilities	294,688			381,373

Shareholders’ equity	1,968,948			1,965,710

Total liabilities and shareholders’ equity	$27,660,628			$25,142,719

Net yield on earning assets			3.49%			3.85%

Taxable equivalent adjustment:
Loans		764			523
Investment securities available for sale		159			1,280

Investment securities held to maturity		2,613			1,868

Other		40			27

Total taxable equivalent adjustment		3,576			3,698

Net interest income		$885,325			$879,130

[a]	Includes nonaccrual loans

[b]	Excludes adjustment for mark-to-market valuation

Consolidated Average Balance Sheets and Rate/ Volume Variances

Taxable Equivalent Basis

Year Ended December 31
			Change in Interest Income/Expense Attributable to

2002
			2004			2003
Average	Income/	Yield/
Balance	Expense	Rate	Volume	Rate	Mix	Volume	Rate	Mix

(Dollars in thousands, restated)
$15,100,844	$1,036,269	6.86%	$70,506	$(97,418)	$(6,208)	$116,301	$(151,008)	$(17,517)
5,412,176	310,949	5.75	(14,388)	(31,034)	1,802	(40,827)	(52,498)	7,230
712,403	42,735	6.00	80,582	(3,790)	(4,240)	41,485	(6,697)	(6,438)
42,254	1,373	3.25	367	(44)	(18)	65	(418)	(19)

21,267,677	1,391,326	6.54	137,067	(132,286)	(8,664)	117,024	(210,621)	(16,744)
(210,205)
135,708
602,608
1,558,539

$23,354,327

$83,567	$1,374	1.64	(387)	744	(274)	194	(451)	(66)
6,963,573	94,528	1.36	1,571	(14,011)	(22)	5,586	(38,996)	(2,101)
2,272,227	99,363	4.37	3,678	(7,603)	(470)	(16,229)	(18,405)	2,987
1,294,230	52,956	4.09	11,204	(7,615)	(1,789)	5,828	(10,613)	(1,203)

10,613,597	248,221	2.34	16,066	(28,485)	(2,555)	(4,621)	(68,465)	(383)
1,842,137	30,910	1.68	15,158	7,925	4,314	10,660	(11,421)	(3,817)
458,465	6,431	1.40	(599)	928	(167)	(232)	(2,522)	95
152,037	2,544	1.67	18	261	1	(643)	(1,216)	302
4,522,157	197,108	4.36	(7,319)	(16,220)	718	10,835	(14,923)	(706)

17,588,393	485,214	2.76	23,324	(35,591)	2,311	15,999	(98,547)	(4,509)

	906,112	3.78%	$113,743	$(96,695)	$(10,975)	$101,025	$(112,074)	$(12,235)

3,527,777
328,009
1,910,148

$23,354,327

		4.26%

	530
	2,108
	1,710
	55

	4,403

	$901,709

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
Noninterest Income
      Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, profits and commissions earned through securities and insurance sales and corporate and correspondent investment sales. In addition, gains and losses realized from the sale of investment portfolio securities are included in noninterest income. Noninterest income totaled $628.6 million in 2004, an increase of 17 percent from the prior year, and $535.5 million in 2003, an increase of 5 percent from that reported in 2002. Excluding gains on the sale of securities of $27.3 million in 2004 and losses on investment securities in 2003 of $43,000, noninterest income increased 12 percent or $65.8 million from 2003.
      Fee income from service charges on deposit accounts increased 17 percent in 2004 following a 26 percent increase in 2003. Continued emphasis on low cost personal and small business checking account services, continued growth in revenues derived from the Company’s cash management services and a revised pricing matrix in late 2003 contributed to the increased levels of income for both years. Increases for 2004 and 2003 were further influenced by the increase in both the number of accounts and balances outstanding in transaction deposit accounts.
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
      Corporate and correspondent investment sales decreased 29 percent to $20.5 million in 2004, from $29.0 million in 2003 after increasing 11 percent from $26.0 million in 2002. Income from this line item is primarily generated through commissions on the sales of bonds to approximately 850 correspondent banks and matched interest rate protection contracts to corporate customers. The decrease in this caption in the current year was driven by a decrease in the sales of matched interest rate contacts as a result of the low interest rate environment.
      Trading gains (losses) on economic hedges increased 19 percent to $11.1 million in 2004 after decreasing 87 percent in 2003 from $71.0 million in 2002. Income from this line item represents the mark-to-market valuation adjustments and net settlements on the Company’s own trading hedges portfolio. The changes in this caption were due to fluctuations in the market value of the Company’s trading hedges portfolio and market interest rates.
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
Income Taxes
      Income tax expense increased $11 million, or seven percent, to $180 million for the year ended December 31, 2004. The effective tax rate as a percentage of pretax income was 33.3 percent in 2004, 33.9 percent in 2003 and 34.4 in 2002. The statutory federal rate was 35 percent during 2004, 2003 and 2002. For further information concerning the provision for income taxes, refer to Note 17, Income Taxes, in the Notes to Consolidated Financial Statements.
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
      Additionally, in June 2003, the FASB issued a proposed amendment to SFAS No. 140, which would amend the requirements for QSPE status. Sunbelt would no longer meet QSPE requirements if the proposed amendment were finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue off-balance sheet treatment.
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

Share-Based Payments
      On December 15, 2004, the FASB issued SFAS No. 123R, Share-Based Payments. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of the SFAS No. 123R are effective for all share-based awards granted after July 1, 2005 and to share-based awards modified, repurchased, or cancelled after that date. Management does not believe the results of the adoption of this standard will differ materially from the previously disclosed pro-forma information.
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
      Various information shown elsewhere in this Annual Report on Form 10-K will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the compositions of the loan and securities portfolios and the information related to off-balance sheet hedging activities discussed in Note 11, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, should be considered.

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
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As described in Note 1 to the consolidated financial statements, the Company has restated its 2004, 2003 and 2002 consolidated financial statements.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Compass Bancshares, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness over the classification of interest rate swaps and the related valuation of the hedged brokered certificates of deposit and trust preferred debt based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2004. As of December 31, 2004, the Company did not maintain effective controls to ensure the appropriate classification of certain interest rate swaps and the related valuation of the hedged brokered certificates of deposit and trust preferred debt. Specifically, the Company failed to correctly document, measure and record hedge ineffectiveness on certain interest rate swaps. This control deficiency could result in a misstatement to the interest rate swap derivative accounts, the brokered certificate of deposit accounts and the trust preferred debt accounts that would cause a material misstatement of the annual or interim financial statements that would not be prevented or detected. This control deficiency resulted in the restatement of the Company’s 2004 consolidated financial statements and the first, second and third quarter interim consolidated financial statements for 2005. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
      This material weakness was considered in evaluating the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of the Company’s consolidated financial statements described in Note 1 to the consolidated financial statements, management has determined that the material weakness described above existed as of December 31, 2004. Accordingly, “Management’s Report on Internal Control Over Financial Reporting” has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
      In our opinion, management’s assessment that Compass Bancshares, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Compass Bancshares, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 25, 2005, except for the restatement described in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is January 10, 2006.

Compass Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31

	2004	2003

	(In thousands, restated)
ASSETS
Cash and due from banks	$585,679	$726,492
Federal funds sold and securities purchased under agreements to resell	46,948	78,165
Trading account assets	77,817	86,219
Investment securities available for sale	4,398,184	4,375,208
Investment securities held to maturity (fair value of $2,768,334 and $2,949,023 for 2004 and 2003, respectively)	2,767,099	2,936,344
Loans	18,856,922	17,365,802
Allowance for loan losses	(258,339)	(244,882)

Net loans	18,598,583	17,120,920
Premises and equipment, net	537,466	527,295
Bank owned life insurance	423,942	409,188
Goodwill	302,619	293,839
Other assets	443,579	409,443

Total assets	$28,181,916	$26,963,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$5,476,140	$4,627,153
Interest bearing	11,566,592	11,060,479

Total deposits	17,042,732	15,687,632
Federal funds purchased and securities sold under agreements to repurchase	4,532,004	4,118,624
Other short-term borrowings	175,771	263,537
FHLB and other borrowings	4,119,771	4,794,935
Accrued expenses and other liabilities	255,293	205,811

Total liabilities	26,125,571	25,070,539
Shareholders’ equity:
Preferred stock (25,000,000 shares authorized)	—	—
Common stock of $2 par value:
Authorized — 300,000,000 shares in 2004 and 2003 Issued — 132,903,225 shares in 2004 and 131,569,085 shares in 2003	265,806	263,138
Treasury stock, at cost (9,639,194 shares in 2004 and 9,482,900 shares in 2003)	(333,351)	(317,669)
Surplus	264,400	227,404
Loans to finance stock purchases	(1,056)	(809)
Unearned restricted stock	(10,624)	(6,485)
Accumulated other comprehensive income (loss)	(23,376)	37,306
Retained earnings	1,894,546	1,689,689

Total shareholders’ equity	2,056,345	1,892,574

Total liabilities and shareholders’ equity	$28,181,916	$26,963,113

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31

	2004	2003	2002

	(In thousands, except per share data,
	restated)
Interest income:
Interest and fees on loans	$950,161	$983,522	$1,035,739
Interest on investment securities available for sale	181,075	223,574	308,841
Interest on investment securities held to maturity	141,024	69,217	41,025
Interest on federal funds sold and securities purchased under agreements to resell	801	485	508
Interest on trading account assets	465	489	810

Total interest income	1,273,526	1,277,287	1,386,923
Interest expense:
Interest on deposits	159,778	174,752	248,221
Interest on federal funds purchased and securities sold under agreements to repurchase	57,663	30,104	37,341
Interest on other short-term borrowings	1,267	987	2,544
Interest on FHLB and other borrowings	169,493	192,314	197,108

Total interest expense	388,201	398,157	485,214

Net interest income	885,325	879,130	901,709
Provision for loan losses	105,658	119,681	136,331

Net interest income after provision for loan losses	779,667	759,449	765,378
Noninterest income:
Service charges on deposit accounts	282,808	241,419	191,642
Card and merchant processing fees	75,548	60,067	51,220
Insurance commissions	51,437	44,024	21,452
Retail investment sales	31,316	27,440	26,105
Asset management fees	22,666	21,994	20,149
Corporate and correspondent investment sales	20,457	28,957	25,997
Bank owned life insurance	17,169	16,928	18,839
Investment securities gains (losses), net	27,336	(43)	4,233
Trading gains (losses) on economic hedges	11,053	9,320	71,006
Other	88,853	85,398	81,426

Total noninterest income	628,643	535,504	512,069
Noninterest expense:
Salaries, benefits and commissions	458,356	429,486	391,056
Equipment	76,169	72,302	65,429
Net occupancy	65,791	61,607	57,137
Professional services	57,380	56,518	53,146
Marketing	33,249	31,946	28,290
Communications	21,859	24,548	22,140
Amortization of intangibles	6,543	7,302	9,175
Merger and integration	1,275	1,853	2,842
Loss on prepayment of FHLB advances	25,136	—	—
Other	122,720	112,321	123,214

Total noninterest expense	868,478	797,883	752,429

Net income before income tax expense	539,832	497,070	525,018
Income tax expense	179,647	168,392	180,673

Net income	$360,185	$328,678	$344,345

Basic earnings per share	$2.95	$2.64	$2.70
Basic weighted average shares outstanding	122,254	124,656	127,575
Diluted earnings per share	$2.87	$2.58	$2.65
Diluted weighted average shares outstanding	125,416	127,186	129,850
See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2004, 2003 and 2002

					Accumulated
					Other
					Comprehensive		Total	Comprehensive
	Common	Treasury		Retained	Income		Shareholders’	Income
	Stock	Stock	Surplus	Earnings	(Loss)	Other	Equity	(Loss)

	(In thousands, restated)
Balance, December 31, 2001	$257,520	$(50,146)	$160,441	$1,287,536	$69,938	$(5,713)	$1,719,576
Net income — 2002	—	—	—	344,345	—	—	344,345	$344,345
Net change in unrealized gains on securities available for sale, net of tax	—	—	—	—	72,515	—	72,515	72,515
Net change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	(6,344)	—	(6,344)	(6,344)

Comprehensive income								$410,516

Common dividends declared ($1.00 per share)	—	—	—	(127,893)	—	—	(127,893)
Exercise of stock options and other issuances	3,112	—	32,400	(1,590)	—	—	33,922
Issuance of restricted stock	192	—	2,572	—	—	(2,764)	—
Issuance of treasury stock for acquisitions, stock options and benefit plans	—	51,318	4,494	—	—	—	55,812
Repayments on loans to finance stock purchases, net of advances	—	—	—	—	—	1,836	1,836
Amortization of restricted stock	—	—	—	—	—	2,201	2,201
Purchase of treasury stock	—	(130,587)	—	—	—	—	(130,587)

Balance, December 31, 2002	260,824	(129,415)	199,907	1,502,398	136,109	(4,440)	1,965,383
Net income — 2003	—	—	—	328,678	—	—	328,678	$328,678
Net change in unrealized gains on securities available for sale, net of tax	—	—	—	—	(68,238)	—	(68,238)	(68,238)
Net change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	(30,565)	—	(30,565)	(30,565)

Comprehensive income								$229,875

Common dividends declared ($1.12 per share)	—	—	—	(140,450)	—	—	(140,450)
Exercise of stock options and other issuances	1,974	—	22,077	(937)	—	—	23,114
Issuance of restricted stock	340	—	6,206	—	—	(6,546)	—
Issuance of treasury stock for acquisitions, stock options and benefit plans	—	24,973	(786)	—	—	—	24,187
Repayments on loans to finance stock purchases, net of advances	—	—	—	—	—	754	754
Amortization of restricted stock	—	—	—	—	—	2,938	2,938
Purchase of treasury stock	—	(213,227)	—	—	—	—	(213,227)

Balance, December 31, 2003	263,138	(317,669)	227,404	1,689,689	37,306	(7,294)	1,892,574
Net income — 2004	—	—	—	360,185	—	—	360,185	$360,185
Net change in unrealized gains (losses) on securities available for sale, net of tax	—	—	—	—	(49,422)	—	(49,422)	(49,422)
Net change in accumulated gains (losses) on cash-flow hedging instruments, net of tax	—	—	—	—	(9,095)	—	(9,095)	(9,095)
Net change in additional minimum pension liability, net of tax	—	—	—	—	(2,165)	—	(2,165)	(2,165)

Comprehensive income								$299,503

Common dividends declared ($1.25 per share)	—	—	—	(153,970)	—	—	(153,970)
Exercise of stock options and other issuances, net of shares surrendered	2,362	—	28,481	(1,358)	—	—	29,485
Issuance of restricted stock, net of cancellations	306	—	8,265	—	—	(8,571)	—
Issuance of treasury stock for acquisitions, stock options and benefit plans	—	18,147	250	—	—	—	18,397
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(247)	(247)
Amortization of restricted stock	—	—	—	—	—	4,432	4,432
Purchase of treasury stock	—	(33,829)	—	—	—	—	(33,829)

Balance, December 31, 2004	$265,806	$(333,351)	$264,400	$1,894,546	$(23,376)	$(11,680)	$2,056,345

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31

	2004	2003	2002

	(In thousands, restated)
Operating Activities:
Net income	$360,185	$328,678	$344,345
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	108,845	117,586	119,135
Accretion of discount and loan fees	(18,550)	(20,057)	(31,585)
Provision for loan losses	105,658	119,681	136,331
Net change in trading account assets	11,004	26,542	(39,399)
Deferred tax expense (benefit)	(2,243)	(8,770)	31,180
Net (gain) loss on sale of investment securities available for sale	(27,336)	43	(4,233)
Loss on prepayment of FHLB advances	25,136	—	—
Gain on sale of branches	—	(2,128)	—
(Increase) decrease in other assets	(76,086)	(86,032)	33,796
Increase (decrease) in other liabilities	27,917	(65,852)	(42,248)

Net cash provided by operating activities	514,530	409,691	547,322
Investing Activities:
Proceeds from maturities/calls of investment securities held to maturity	736,367	706,752	427,860
Purchases of investment securities held to maturity	—	—	(201,400)
Proceeds from sales of investment securities available for sale	814,036	268,263	582,274
Proceeds from maturities/calls of investment securities available for sale	846,600	2,229,999	2,072,280
Purchases of investment securities available for sale	(1,731,966)	(4,237,230)	(798,003)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	31,217	(53,343)	(5,621)
Net increase in loan portfolio	(2,188,966)	(2,197,523)	(2,863,844)
Net cash received (paid) in acquisitions/dispositions	268	(24,382)	(5,292)
Purchases of premises and equipment, net	(69,265)	(87,849)	(83,587)
Proceeds from sales of other real estate owned	30,845	23,455	17,716

Net cash used by investing activities	(1,530,864)	(3,371,858)	(857,617)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	725,615	1,191,274	771,239
Net increase (decrease) in time deposits	628,458	(562,915)	618,833
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	413,380	2,775,424	(1,579,602)
Net decrease in other short-term borrowings	(87,766)	(36,856)	(260,368)
Proceeds from FHLB advances and other borrowings	1,125,100	1,300,000	800,000
Repayment of FHLB advances and other borrowings	(1,793,140)	(1,380,539)	(100,427)
Issuance (redemption) of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures, net of fees	(23,000)	(12,000)	292,125
Common dividends paid	(118,533)	(139,376)	(128,183)
Purchase of treasury stock	(33,829)	(213,227)	(130,587)
Issuance of treasury stock for benefit plans and stock options	9,998	8,466	10,056
Repayment of loans to finance stock purchases	616	1,126	5,404
Proceeds from exercise of stock options	28,622	22,742	30,354

Net cash provided by financing activities	875,521	2,954,119	328,844

Net increase (decrease) in cash and due from banks	(140,813)	(8,048)	18,549
Cash and due from banks at beginning of the year	726,492	734,540	715,991

Cash and due from banks at end of the year	$585,679	$726,492	$734,540

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(1)	Restatement
      Compass Bancshares, Inc. is restating its consolidated financial statements for the year ended December 31, 2004 and for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005. These amendments are being filed to correct errors related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
      These amendments restate the Consolidated Financial Statements and the other financial information for the nine months ended September 30, 2005, for the years ended December 31, 2004, 2003, 2002 and 2001 and for each of the quarters in 2005, 2004 and 2003, previously reported on Form 10-K and Form 10-Q.
      In 2005 and prior years, the Company entered into interest rate swap agreements relating to certain of its brokered certificates of deposit (CD swaps) and the Company’s 2000 and 2002 Trust Preferred debt (Trust Preferred swaps) that were accounted for as fair value hedges under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the swaps as hedges, which allowed the Company to assume no ineffectiveness in these transactions as long as critical terms did not change. The Company recently concluded that the CD swaps and Trust Preferred swaps did not qualify for these methods in prior periods. Broker placement fees present in the CD swap transactions were determined, in retrospect, to have caused the CD swaps not to have a fair value of zero at inception or the same settlement terms each period (which is required under SFAS No. 133 to qualify for an abbreviated method). Furthermore, the presence of an interest deferral feature in the Trust Preferred debt also, in retrospect, violated short-cut method criteria. Hedge accounting under SFAS No. 133 for these swap transactions is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged items, the brokered certificates of deposit and Trust Preferred debt, and results in the recording and subsequent amortization of the certificates of deposit broker placement fees and the 2002 Trust Preferred debt broker fee, which was incorporated into the CD swaps and Trust Preferred swaps, as an adjustment to the par amount of the brokered certificates of deposit and the 2002 Trust Preferred debt. This reversal of fair value hedge accounting also results in reclassification of swap net settlements from interest expense to noninterest income as well as recording of swap mark-to-market adjustments in trading gains (losses) on economic hedges.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following tables reflect the previously reported amounts and the restated results by financial statement line item for the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheets and statement of stockholders’ equity as of December 31, 2004 and 2003.
      Consolidated Balance Sheets:

	As of December 31, 2004		As of December 31, 2003

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

	(In thousands)
Trading account assets	$60,156	$77,817	$59,024	$86,219
Other assets	463,952	443,579	436,638	409,443
Total assets	28,184,628	28,181,916	26,963,113	26,963,113
Interest bearing deposits	11,563,011	11,566,592	11,060,670	11,060,479
Total deposits	17,039,151	17,042,732	15,687,823	15,687,632
FHLB and other borrowings	4,140,972	4,119,771	4,827,814	4,794,935
Accrued expenses and other liabilities	251,477	255,293	193,432	205,811
Total liabilities	26,139,375	26,125,571	25,091,230	25,070,539
Retained earnings	1,883,454	1,894,546	1,668,998	1,689,689
Total shareholders’ equity	2,045,253	2,056,345	1,871,883	1,892,574
Total liabilities and shareholders’s equity	28,184,628	28,181,916	26,963,113	26,963,113

      Consolidated Statements of Income:

	For the Year Ended December 31,

	2004		2003		2002

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
Interest on deposits	$152,250	$159,778	$164,049	$174,752	$239,694	$248,221
Interest on FHLB and other borrowings	150,518	169,493	172,617	192,314	182,489	197,108
Total interest expense	361,698	388,201	367,757	398,157	462,068	485,214
Net interest income	911,828	885,325	909,530	879,130	924,855	901,709
Net interest income after provision for loan losses	806,170	779,667	789,849	759,449	788,524	765,378
Trading gains (losses) on economic hedges	—	11,053	—	9,320	—	71,006
Total noninterest income	617,590	628,643	526,184	535,504	441,063	512,069
Net income before income tax expense	555,282	539,832	518,150	497,070	477,158	525,018
Income tax expense	185,498	179,647	176,282	168,392	162,759	180,673
Net income	$369,784	$360,185	$341,868	$328,678	$314,399	$344,345
Per common share:
Basic earnings	$3.02	$2.95	$2.74	$2.64	$2.46	$2.70
Diluted earnings	$2.95	$2.87	$2.69	$2.58	$2.42	$2.65

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Statement of Changes in Shareholders’ Equity:

	For the Year Ended December 31,

	2004		2003		2002

	As		As		As
	Previously		Previously		Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated

	(In thousands)
Balance, beginning of period	$1,871,883	$1,892,574	$1,931,502	$1,965,383	$1,715,641	$1,719,576
Increase attributable to net income	369,784	360,185	341,868	328,678	314,399	344,345
Balance, end of period	2,045,253	2,056,345	1,871,883	1,892,574	1,931,502	1,965,383

      In addition, the following Notes to Consolidated Financial Statements have been restated: 2, 7, 9, 11, 13, 17, 18, 19, 20 and 21.

(2)	Nature of Operations and Summary of Significant Accounting Policies
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

Nature of Operations
      Compass Bank operates 382 banking centers in Alabama, Arizona, Colorado, Florida, New Mexico and Texas. The banking centers in Alabama are located throughout the state while its Florida banking centers are concentrated in the Jacksonville area and in the Florida panhandle. In Texas, the banking centers are primarily located in the state’s four largest metropolitan areas of Houston, Dallas, San Antonio and Austin. The Arizona operations are primarily located in Tucson and Phoenix. The New Mexico banking centers are concentrated around the Albuquerque metropolitan area. The Colorado banking centers are concentrated around the Denver metropolitan area. See Note 20, Segment Information, for additional discussion of the Company’s business.

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Securities
      The Company’s investment securities are classified into one of three categories based upon management’s intent to hold the investment securities: (i) trading account assets and liabilities, (ii) investment securities held to maturity or (iii) investment securities available for sale. Trading account assets and liabilities are stated at fair value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts, with such amortization and accretion determined by the interest method. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Management of the maturity of the portfolio is necessary to provide liquidity and control interest rate risk. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain or loss on the portfolio of investment securities available for sale are reflected as adjustments to the carrying value of the portfolio and as an adjustment net of tax to accumulated other comprehensive income.
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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

Allowance for Loan Losses
      The amount of the provision for loan losses charged to income is determined on the basis of several factors including actual loss experience, identified loan impairment, current economic conditions and periodic examinations and appraisals of the loan portfolio. Such provisions, less net loan charge-offs and allowance for loans sold/securitized, comprise the allowance for loan losses which is deducted from loans and is maintained at a level management considers to be adequate to absorb loss inherent in the portfolio.
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
      The Company also uses interest rate swaps as economic hedges. These swaps either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment. These economic hedge swaps convert the fixed interest rate payments on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based floating rates. Changes in the fair value of these derivatives and the interest exchanged are recognized in earnings in the line item trading gains (losses) on economic hedges. The fair value of these derivatives are included in either trading account assets or accrued expenses and other liabilities.

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

Stock-Based Compensation
      At December 31, 2004, the Company had three long-term incentive compensation plans and one employee stock purchase plan, which are described more fully in Note 14, Stock Based Compensation.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The Company accounts for those plans under the recognition and measurement principles of Accounting Principals Bulletin Opinion 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. No share-based employee compensation cost for stock options is reflected in net income for these plans. Under APB 25 no compensation expense is recognized. Effective July 1, 2005, the Company plans to adopt the provisions of SFAS No. 123R, which will require compensation expense to be recognized for share-based payments.
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
      The Company’s actual and pro forma information follows (in thousands, except per share data, restated):

	Year Ended December 31

	2004	2003	2002

Net income:
As reported	$360,185	$328,678	$344,345
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	9,402	10,791	14,488

Pro forma net income	$350,783	$317,887	$329,857

Basic earnings per share:
As reported	$2.95	$2.64	$2.70
Pro forma	2.87	2.55	2.59
Diluted earnings per share:
As reported	$2.87	$2.58	$2.65
Pro forma	2.80	2.50	2.54

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
      Additionally, in June 2003, the FASB issued a proposed amendment to SFAS No. 140, which would amend the requirements for QSPE status. Sunbelt Funding Corporation (“Sunbelt”), the Company sponsored asset-backed commercial paper conduit, would no longer meet QSPE requirements if the proposed amendment were finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue off-balance sheet treatment.
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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

Share-Based Payments
      On December 15, 2004, the FASB issued SFAS No. 123R, Share-Based Payments. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of the SFAS No. 123R are effective for all share-based awards granted after July 1, 2005 and to share-based awards modified, repurchased, or cancelled after that date. Management does not believe the results of the adoption of this standard will differ materially from the preceding pro-forma disclosures.

(3)	Investment Securities Held to Maturity and Investment Securities Available for Sale
      The following table presents the adjusted cost and approximate fair value of investment securities held to maturity and investment securities available for sale at December 31, 2004 and 2003.

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$60,860	$61,387	$72,696	$72,548
Mortgage-backed pass-through securities	1,125,080	1,133,696	1,362,745	1,377,698
Collateralized mortgage obligations	1,167,287	1,163,914	883,625	880,464
Asset-backed securities	320,058	312,864	510,892	508,985
States and political subdivisions	93,714	96,373	105,886	108,828
Other	100	100	500	500

Total	$2,767,099	$2,768,334	$2,936,344	$2,949,023

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2004		2003

		Amortized		Amortized
	Fair Value	Cost	Fair Value	Cost

	(In thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$39,828	$39,552	$42,746	$41,442
Mortgage-backed pass-through securities	501,978	499,525	830,699	796,688
Collateralized mortgage obligations	3,512,515	3,533,176	3,086,743	3,067,083
Asset-backed securities and corporate bonds	1,059	1,039	3,716	3,638
States and political subdivisions	12,118	11,943	11,329	11,007
Other	125,040	119,746	173,642	172,978
Equity securities	205,646	205,633	226,333	226,314

Total	$4,398,184	$4,410,614	$4,375,208	$4,319,150

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

	2004		2003

	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

	(In thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$546	$19	$96	$244
Mortgage-backed pass-through securities	11,457	2,841	18,560	3,607
Collateralized mortgage obligations	6,698	10,071	3,227	6,388
Asset-backed securities	—	7,194	—	1,907
States and political subdivisions	2,659	—	2,942	—
Other	—	—	—	—

Total	$21,360	$20,125	$24,825	$12,146

Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$277	$1	$1,314	$10
Mortgage-backed pass-through securities	6,373	3,920	35,038	1,027
Collateralized mortgage obligations	3,586	24,247	29,345	9,685
Asset-backed securities and corporate bonds	20	—	78	—
States and political subdivisions	203	28	392	70
Other	5,294	—	664	—
Equity securities	13	—	19	—

Total	$15,766	$28,196	$66,850	$10,792

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Those investment securities available for sale which have an unrealized loss position at December 31, 2004, are detailed below:

	Securities in a		Securities in a
	Loss Position for		Loss Position for
	Less Than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$—	$—	$439	$1	$439	$1
Mortgage-backed pass-through securities	327,904	3,163	45,240	757	373,144	3,920
Collateralized mortgage obligations	2,439,241	18,892	410,809	5,355	2,850,050	24,247
Asset-backed securities and corporate bonds	—	—	—	—	—	—
States and political subdivisions	862	28	—	—	862	28
Other	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

Total	$2,768,007	$22,083	$456,488	$6,113	$3,224,495	$28,196

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
      The maturities of the securities portfolios are presented in the following tables.

	2004

	Carrying
	Amount	Fair Value

	(In thousands)
Investment securities held to maturity:
Maturing within one year	$7,502	$7,580
Maturing after one but within five years	404,028	398,335
Maturing after five but within ten years	10,597	10,931
Maturing after ten years	52,605	53,878

	474,732	470,724
Mortgage-backed securities and collateralized mortgage obligations	2,292,367	2,297,610

Total	$2,767,099	$2,768,334

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

		Amortized
	Fair Value	Cost

	(In thousands)
Investment securities available for sale:
Maturing within one year	$261,897	$261,865
Maturing after one but within five years	82,842	80,246
Maturing after five but within ten years	150	148
Maturing after ten years	38,802	35,654

	383,691	377,913
Mortgage-backed securities and collateralized mortgage obligations	4,014,493	4,032,701

Total	$4,398,184	$4,410,614

      There were gross gains of $27.3 million on sales of investment securities available-for-sale during 2004. There were gross gains of $186,000 and $5.7 million in 2003 and 2002, respectively, and gross losses of $229,000 and $1.5 million in 2003 and 2002.

(4)	Loans and Allowance for Loan Losses
      The following table presents the composition of the loan portfolio at December 31, 2004 and 2003.

	2004	2003

	(In thousands)
Commercial loans:
Commercial, financial and agricultural	$3,750,063	$3,576,115
Real estate — construction	3,027,228	2,481,281
Commercial real estate — mortgage	3,943,163	3,933,773

Total commercial loans	10,720,454	9,991,169
Consumer loans:
Residential real estate — mortgage	1,566,370	1,653,805
Equity lines of credit	1,401,604	1,122,725
Equity loans	1,069,614	1,046,881
Credit card	505,090	485,487
Consumer installment — direct	484,657	435,326
Consumer installment — indirect	3,109,133	2,630,409

Total consumer loans	8,136,468	7,374,633

Total	$18,856,922	$17,365,802

      At December 31, 2004 approximately $1.2 billion of loans were pledged to secure deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      A summary of the activity in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002

	(In thousands)
Balance at beginning of year	$244,882	$232,830	$191,393
Provision charged to income	105,658	119,681	136,331
Allowance for loans sold/ securitized	(591)	(3,362)	—
Loans charged off	(117,597)	(123,727)	(109,387)
Loan recoveries	25,987	19,460	14,493

Net charge-offs	(91,610)	(104,267)	(94,894)

Balance at end of year	$258,339	$244,882	$232,830

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
      Nonperforming assets at December 31, 2004, 2003 and 2002 are detailed in the following table.

	December 31

	2004	2003	2002

	(In thousands)
Nonaccrual loans	$49,947	$65,870	$81,671
Renegotiated loans	734	218	38

Total nonperforming loans	50,681	66,088	81,709
Other real estate	19,998	29,014	17,300

Total nonperforming assets	$70,679	$95,102	$99,009

      Details of nonaccrual loans at December 31, 2004, 2003 and 2002 appear below:

	2004	2003	2002

	(In thousands)
Principal balance	$49,947	$65,870	$81,671
Interest that would have been recorded under original terms	4,819	6,228	7,979
Interest actually recorded	2,195	2,736	4,007

(5)	Managed Loans
      In March of 2004 and May of 2003, the Company securitized $589 million of residential mortgage loans and $750 million of equity loans, respectively. In both securitizations, the Company retained 100 percent of the beneficial interests and retained interests. The beneficial interests of both securitizations are AAA and Aaa rated securities by Standard & Poor’s and Moody’s, respectively, and the retained interests include interest only strips (“I/ O Strip”) and a servicing asset. The value of the Company’s retained interests, which are subordinate to investors’ interests, are subject to credit, prepayment, and interest rate risks on the transferred financial assets. The beneficial interests are reflected as Investment Securities Held to Maturity, the interest only strips are reflected as Investment Securities Available for Sale and the servicing asset is reflected as Other Assets in the Company’s Consolidated Balance Sheets as of December 31, 2004 and 2003. No gain or loss was recorded on the Company’s Consolidated Statements

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
of Income for either securitization. The Company retained servicing responsibilities in both securitizations and receives annual servicing fees amounting to 37.5 basis points and 25 basis points of the outstanding balance of adjustable rate loans and fixed rate loans, respectively, for the residential mortgage securitization and 50 basis points of the outstanding balance of the equity loan securitization. The securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due.
      At December 31, 2004, key economic assumptions used in measuring the interest only strips and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

		Residential
	Equity I/O	Mortgage
	Strip	I/O Strip

Carrying amount/fair value of retained interests	$22,802	$16,580
Weighted-average life (in years)	1.2	2.4
Prepayment speed assumption (annual rate)	30/36 CPR *	45CPR
Impact on fair value of 10% adverse change	$(676)	$(983)
Impact on fair value of 20% adverse change	$(1,317)	$(1,873)
Expected credit losses (annual rate)	0.68%	0.25%
Impact on fair value of 10% adverse change	$(330)	$(81)
Impact on fair value of 20% adverse change	$(659)	$(163)
Residual cash flows discount rate (annual)	10.0%	10.0%
Impact on fair value of 10% adverse change	$(297)	$(355)
Impact on fair value of 20% adverse change	$(588)	$(700)

*	Constant prepayment rate (CPR) of 30 percent for first liens and 36 percent for second liens
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

(6)	Goodwill and Other Acquired Intangible Assets
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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

(7)	Deposits
      Certificates of deposit of less than $100,000 totaled $1.7 billion at December 31, 2004, while certificates of deposit of $100,000 or more each totaled $2.2 billion. At December 31, 2004, the scheduled maturities of certificates of deposit were as follows (in thousands, restated):

2005	$2,412,684
2006	344,452
2007	665,547
2008	192,011
2009	220,264
Thereafter	109,811

Total	$3,944,769

(8)	Short-Term Borrowings
      The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds and average interest rate at year-end.

	December 31

	2004		2003

		Average		Average
		Interest		Interest
	Ending	Rate at	Ending	Rate at
	Balance	Year-End	Balance	Year-End

	(In thousands)
Federal funds purchased	$4,218,045	2.17%	$3,715,593	0.89%
Securities sold under agreements to repurchase	313,959	1.73	403,031	0.71

Total	4,532,004		4,118,624
Short sales	2,956	2.99	572	3.35
Commercial paper	97,498	1.25	73,512	0.50
Other short-term borrowings	75,317	1.74	189,453	0.70

Total	175,771		263,537

Total short-term borrowings	$4,707,775		$4,382,161

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

(9)	Federal Home Loan Bank (“FHLB”) and Other Borrowings
      The following table details the Company’s FHLB advances and other long-term borrowings at December 31, 2004 and 2003, including maturities and interest rates as of December 31, 2004.

		December 31
	Maturity
	Dates	2004	2003

	(In thousands, restated)
FHLB Advances:
LIBOR-based floating rate (weighted average rate of 3.33%)	2005-2012	$1,825,000	$1,700,000
CMS-based floating rate (weighted average rate of 2.25%)	2006-2009	800,000	1,300,000
Fixed rate, callable quarterly (weighted average rate of 4.19%)	2004-2014	788,536	988,742
Unamortized discount		(15,368)	—

Total FHLB Advances		3,398,168	3,988,742
Subordinated Debentures:
8.375% subordinated debentures	2004	—	50,000
8.10% subordinated debentures	2009	165,000	165,000
6.45% subordinated debentures	2009	96,700	96,700
Fair value of hedged subordinated debentures		33,444	46,043
Unamortized discount		(981)	(1,226)

Total Subordinated Debentures		294,163	356,517
Capital Securities:
8.23% debentures payable to Compass Trust I*	2027	103,093	103,093
9.38% debentures payable to FW Capital I*	2029	—	23,711
7.35% debentures payable to Compass Trust III*	2032	309,279	309,279
Unamortized discount		(3,544)	(5,119)
Class B Preferred Stock	N/A	18,012	17,955

Total Capital Securities and Preferred Stock		426,840	448,919
8.25% mortgage payable	2008	600	757

		$4,119,771	$4,794,935

*	Majority of amounts qualify as Tier I Capital
      At December 31, 2004, the FHLB advances were secured by first and second real estate mortgage loans and investment securities totaling $4.6 billion.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following table presents maturity information for the Company’s FHLB and other borrowings as of December 31, 2004.

	FHLB	Subordinated	Capital	Mortgage
	Advances	Debentures	Securities	Payable

	(In thousands, restated)
Maturing:
2005	$300,000	$—	$—	$170
2006	600,000	—	—	186
2007	100,000	—	—	202
2008	710,460	—	—	42
2009*	609,632	294,163	—	—
Thereafter*	1,078,076	—	426,840	—

Total	$3,398,168	$294,163	$426,840	$600

*	Includes the fair value of hedged subordinated debentures and Capital Securities.

(10)	Capital Securities and Preferred Stock

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

(11)	Off-Balance Sheet Activities, Derivatives and Hedging

Accounting for Derivative Instruments and Hedging Activities
      The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative instruments as of December 31, 2004 and 2003 (restated).

	2004			2003

		Other			Other
		Than			Than
	Trading	Trading		Trading	Trading

	(In thousands, restated)
Forward and futures contracts	$271,863	$18,708		$771,993	$—
Interest rate swap agreements:
Pay fixed versus receive float	1,384,586	—		1,491,175	—
Receive fixed versus pay float	1,944,325	961,700		2,008,064	1,311,700
Written options	63,229	19,812	(1)	32,850	—
Purchased options	97,358	—		78,551	—

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
      Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. At December 31, 2004, interest rate swap agreements classified as trading were substantially matched. The Company has credit risk of $56 million related to derivative instruments in the trading account portfolio. The credit risk does not consider the value of any collateral but takes into consideration the effects of legally enforceable master netting agreements. For the year ended December 31, 2003, credit losses associated with derivative instruments classified as trading were $1.7 million. There were no credit losses associated with derivative instruments classified as trading for the years ended December 31, 2004 or 2002. At both December 31, 2004 and 2003, there were no nonperforming derivative positions classified as trading.
      The Company also uses interest rate swaps as economic hedges. These swaps either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment. These economic hedge swaps convert the fixed interest rate payments on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based floating rates. Changes in the fair value of these derivatives and the interest exchanged are recognized in earnings in the line item trading gains (losses) on economic hedges. The fair value of these derivatives are included in either trading account assets or accrued expenses and other liabilities.
      The following table presents, on a restated basis, the notional value and carrying value amounts at December 31, 2004 of the Company’s derivative asset positions held for hedging purposes. These derivative positions are primarily executed in the over-the-counter market. These positions have credit risk of $33 million after consideration of legally enforceable master netting agreements. The credit risk does not take into consideration the value of collateral. The maximum unsecured credit line to any counterparty is $5 million.

	December 31, 2004		December 31, 2003

	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value

	(In thousands, restated)
Cash Flow Hedges:
Interest rate swap agreements	$700,000	$(3,654)	$1,000,000	$589
Fair Value Hedges:
Interest rate swap agreements	261,700	33,444	311,700	46,043
Forward contracts(1)	18,708	9	—	—

(1)	Derivatives relate to the Company’s mortgage banking activities
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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

Fair-Value Hedges
      The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains and losses, as a result of hedge ineffectiveness, recognized for the years ended December 31, 2004, 2003 and 2002. For the year ended December 31, 2004, the Company recognized a decrease to interest expense of $16.8 million related

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
to interest rate swaps accounted for as fair value hedges. For the years ended December 31, 2003 and 2002, the Company recognized decreases to interest expense of $18.1 million and $16.3 million, respectively. At December 31, 2004, the fair value hedges had a carrying value of $33 million and a weighted average remaining term of 4.5 years.
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

Off-Balance Sheet Activities
      During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. The purpose of the conduit is to diversify the Company’s funding sources. Sunbelt was structured as a QSPE, as defined by SFAS No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account portfolio and financing its purchases through the issuance of P-1/ F1 rated commercial paper. All assets sold to the conduit were performing and no significant gains or losses were recognized on the sale.
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
      There is currently a proposed amendment to SFAS No. 140, which could result in Sunbelt no longer qualifying as a QSPE. If this amendment is finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company would not have a significant impact on the regulatory capital ratios, as the Company would continue to exceed the minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 2, Summary of Significant Accounting Policies.

(12)	Commitments, Contingencies and Guarantees
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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

(13)	Regulatory Matters and Dividends from Subsidiaries
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
      The following table presents the actual capital amounts (in thousands) and ratios of the Company and Compass Bank at December 31, 2004 and 2003, on a restated basis.

	Total Qualifying
	Capital		Tier I Capital		Leverage

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004:
Consolidated	$2,566,507	11.17%	$2,099,593	9.14%	$2,099,593	7.55%
Compass Bank	2,418,343	10.55	1,891,429	8.25	1,891,429	6.83
As of December 31, 2003:
Consolidated	$2,418,575	11.62%	$1,913,192	9.19%	$1,913,192	7.33%
Compass Bank	2,213,650	10.67	1,648,267	7.94	1,648,267	6.33
      Dividends paid by the Subsidiary Banks are the primary source of funds available to the Company for payment of dividends to its shareholders and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Subsidiary Banks. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Subsidiary Banks. The Subsidiary Banks could have paid additional dividends to the Parent Company in the amount of $127 million while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2004.

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

(14)	Stock Based Compensation
      The Company has three long-term incentive compensation plans and one employee stock purchase plan. The incentive compensation plans provide for employees to purchase shares of the Company’s $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1996 Long Term Incentive Plan, the 1999 Omnibus Incentive Compensation Plan and the 2002 Incentive Compensation Plan, shares of the Company’s common stock have been reserved for issuance. At December 31, 2004, approximately 3.5 million shares of the Company’s common stock were available for issuance. The majority of the options granted under the plans must be exercised within 10 years from the date of grant. The stock option agreements state that options may be exercised in whole or in part until the expiration date. The plans also provide for the granting of stock appreciation rights to certain holders of nonqualified stock options. A stock appreciation right allows the holder to surrender an exercisable stock option in exchange for common stock (at fair market value on the date of exercise), cash, or a combination thereof, in an amount equal to the excess of the fair market value of covered shares over the option price of such shares. There were no outstanding stock appreciation rights as of December 31, 2004 or December 31, 2003.
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(15)	Benefit Plans
      The Company sponsors a defined benefit pension plan pursuant to which vested participants are entitled to a monthly benefit upon retirement equal to a percentage of their eligible compensation (generally defined as direct cash compensation exclusive of bonuses and commissions) earned in the five consecutive years of benefit service which produce the highest average. Prior to January 1, 2003, the percentage amount of the benefit was determined by multiplying the number of years, up to 30, of a participant’s service with the Company by 1.8 percent. Benefits were reduced by Social Security payments at the rate of 1.8 percent of the primary Social Security benefit multiplied by years of service up to 30 years. Effective January 1, 2003, the Company-sponsored defined benefit pension plan was modified to eliminate the Social Security offset feature of the monthly benefit calculation. Under the modified formula, benefits are generally based on years of service, age at retirement and the employee’s average compensation earned in the five consecutive years of service which produce the highest average. All employees of the Company who are over the age of 21 and have worked 1,000 hours or more in their first 12 months of employment or 1,000 hours or more in any calendar year thereafter are eligible to participate, except for project consultants, employees of certain insurance and investment management affiliates, or employees hired for the first time by the Company after January 1, 2002. Effective January 1, 2003, the defined benefit pension plan was closed to new participants. Employees are generally vested after five years of service. Benefits are payable monthly commencing on the later of age 65 or the participant’s date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55, if they have at least 5 years of service. The Company makes contributions to the pension fund in amounts at least sufficient to satisfy the funding requirements of the Employee Retirement Income Security Act.
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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

(16)	Business Combinations and Divestitures

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
      On March 10, 2003, the Company completed the acquisition of Maxson-Mahoney-Turner, Inc. (“MM&T”), a Dallas, Texas based full-line general insurance brokerage firm, which services commercial and retail customers in the Dallas/ Ft. Worth metroplex and the southwestern United States. MM&T specializes in providing property and casualty insurance, personal insurance, employee benefit plans and surety products.
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
      On January 4, 2002, the Company completed the acquisition of Horizons Insurance Group, Inc. (“Horizons”), a Dallas, Texas based full-line general insurance brokerage firm, which services commercial and retail customers in the Dallas/ Fort Worth metroplex and the southwestern United States. Horizons specializes in providing property and casualty insurance, personal insurance, employee benefit plans and financial planning for businesses and individuals.
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

(17)	Income Taxes
      For the years ended December 31, 2004, 2003 and 2002, income tax expense consists of:

	2004	2003	2002

	(In thousands, restated)
Current income tax expense:
Federal	$174,118	$167,415	$141,442
State	7,772	9,747	8,051

Total	181,890	177,162	149,493

Deferred income tax expense (benefit):
Federal	(1,749)	(6,376)	29,924
State	(494)	(2,394)	1,256

Total	(2,243)	(8,770)	31,180

Total income tax expense	$179,647	$168,392	$180,673

      During 2004, the Company made income tax payments of approximately $152.9 million and received cash income tax refunds amounting to approximately $871,000. For 2003 and 2002, income tax payments were approximately $206.4 million and $208.4 million, respectively. Cash income tax refunds amounted to approximately $378,000 in 2003 and $2.6 million for 2002.
      Income tax expense differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

	2004		2003		2002

		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings

	(In thousands, restated)
Income tax expense at federal Statutory rate	$188,941	35.0%	$173,975	35.0%	$183,756	35.0%
Increase (decrease) resulting from:
Tax-exempt income	(8,631)	(1.6)	(8,538)	(1.7)	(9,754)	(1.9)
State income tax expense net of federal income tax benefit	4,731	0.9	4,780	1.0	6,049	1.2
Other	(5,394)	(1.0)	(1,825)	(0.4)	622	0.1

Income tax expense	$179,647	33.3%	$168,392	33.9%	$180,673	34.4%

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below:

	2004	2003

	(In thousands, restated)
Deferred tax assets:
Allowance for loan losses	$98,721	$94,824
Net unrealized losses on securities available for sale, hedging instruments and additional minimum pension liability	14,080	—
Other deferred tax assets	23,235	15,090

Total assets	136,036	109,914

Deferred tax liabilities:
Premises and equipment	42,884	34,303
Lease financing	24,145	37,623
Net unrealized gains on securities available for sale and hedging instruments	—	20,322
Core deposit and other acquired intangibles	19,607	18,785
Prepaid pension benefit cost	17,157	14,344
Loan costs	16,011	—
Mark-to-market on derivative financial instruments	6,527	12,378
Other deferred tax liabilities	16,086	15,185

Total liabilities	142,417	152,940

Net deferred tax asset (liability)	$(6,381)	$(43,026)

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(18)	Parent Company
      The condensed financial information for Compass Bancshares, Inc. (Parent Company only) is presented as follows:

Balance Sheets

	December 31

	2004	2003

	(In thousands, restated)
Assets
Cash and due from banks *	$254,212	$300,322
		2
Trading account assets	17,657	27,760
Investment securities available for sale	29,621	30,810
Investment in subsidiaries *	2,294,945	2,095,976
Other assets *	28,108	25,226

Total assets	$2,624,543	$2,480,094

Liabilities and Shareholders’ Equity
Commercial paper	$97,498	$73,512
Accrued expenses and other liabilities *	61,872	31,096
Junior subordinated debt payable to unconsolidated subsidiary trusts	408,828	430,965
Subordinated debentures and other borrowings	—	51,947

Total liabilities	568,198	587,520
Shareholders’ equity	2,056,345	1,892,574

Total liabilities and shareholders’ equity	$2,624,543	$2,480,094

*	Eliminates in consolidation

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Statements of Income

	Year Ended December 31

	2004	2003	2002

	(In thousands, restated)
Income:
Cash dividends from subsidiaries *	$120,000	$350,371	$205,319
Interest on investments with affiliates *	7,466	7,797	7,740
Other	10,542	7,951	54,241

Total income	138,008	366,119	267,300
Expense:
Interest on commercial paper and other borrowings	1,586	4,828	21,670
Other	39,596	38,574	19,837

Total expense	41,182	43,402	41,507
Income before income tax benefit and equity in undistributed earnings of subsidiaries	96,826	322,717	225,793
Applicable income tax benefit	(8,765)	(10,401)	7,660

	105,591	333,118	218,133
Equity in undistributed earnings of subsidiaries*	254,594	(4,440)	126,212

Net income	$360,185	$328,678	$344,345

*	Eliminates in consolidation

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Statements of Cash Flows

	Year Ended December 31

	2004	2003	2002

	(In thousands, restated)
Operating Activities:
Net income	$360,185	$328,678	$344,345
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	6,034	4,569	3,475
Accretion of discount	(1,575)	(1,575)	(1,182)
Trading assets	11,678	13,437	(31,182)
Equity in undistributed earnings	(254,595)	4,441	(126,212)
Increase in other assets	(4,857)	(2,954)	(8,061)
Increase (decrease) in other liabilities	(5,833)	(12,522)	22,763

Net cash provided by operating activities	111,037	334,074	203,946
Investing Activities:
Proceeds from sales of investment securities available for sale	—	—	1,441
Proceeds from call of investment securities available for sale	4,310	—	—
Capital receipts from (contributions to) subsidiaries	683	(1,683)	(368)

Net cash (used in) provided by investing activities	4,993	(1,683)	1,073
Financing Activities:
Net increase (decrease) in commercial paper	23,986	(3,416)	(18,172)
Repayment of other borrowings	(50,000)	(75,000)	—
Issuance (repurchase) of junior subordinated debt payable to subsidiary trusts	(23,000)	(12,000)	292,125
Common dividends paid	(118,533)	(139,376)	(128,183)
Purchase of treasury stock	(33,829)	(213,227)	(130,587)
Issuance of treasury stock for benefit plans and stock options	9,998	8,466	10,056
Repayment of loans to finance stock purchases	616	1,126	5,404
Proceeds from exercise of stock options	28,622	22,742	30,354

Net cash (used in) provided by financing activities	(162,140)	(410,685)	60,997

Net increase (decrease) in cash and due from banks	(46,110)	(78,294)	266,016
Cash and due from banks at beginning of the year	300,322	378,616	112,600

Cash and due from banks at end of the year	$254,212	$300,322	$378,616

(19)	Fair Value of Financial Instruments
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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

Trading account assets: Fair values of trading account assets are based primarily on quoted or other independent market prices. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics or discounted cash flows.

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	At December 31, 2004		At December 31, 2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

		(In thousands, restated)
Financial Instruments:
Assets:
Cash and due from banks	$585,679	$585,679	$726,492	$726,492
Investment securities held to maturity	2,767,099	2,768,334	2,936,344	2,949,023
Investment securities available for sale	4,398,184	4,398,184	4,375,208	4,375,208
Trading account assets	77,817	77,817	86,219	86,219
Federal funds sold and securities purchased under agreements to resell	46,948	46,948	78,165	78,165
Loans	18,856,922	18,542,415	17,365,802	17,397,215
Liabilities:
Noninterest bearing deposits	$5,476,140	$5,476,140	$4,627,153	$4,627,153
Interest bearing deposits	11,566,592	11,568,839	11,060,479	11,101,440
Federal funds purchased and securities sold under agreements to repurchase	4,532,004	4,532,004	4,118,624	4,118,624
Other short-term borrowings	175,771	175,771	263,537	263,537
FHLB and other borrowings	4,119,771	4,156,322	4,794,935	5,034,436

(20)	Segment Information
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
Notes to Consolidated Financial Statements — (Continued)
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
      The following table presents the segment information for the Company’s segments as of and for the year ended December 31, 2004, 2003 and 2002, on a restated basis.

	For the Year Ended December 31, 2004

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

	(In thousands)
Income Statement:
Net interest income	$343,097	$344,673	$47,549	$54,382	$95,624	$885,325
Noninterest income	139,763	402,495	29,316	66,948	(9,879)	628,643
Noninterest expense	197,038	392,312	39,359	40,886	198,883	868,478

Segment net income (loss)	$285,822	$354,856	$37,506	$80,444	$(113,138)	645,490

Provision for loan losses						105,658

Net income before income
Tax expense						539,832
Income tax expense						179,647

Net income						$360,185

Balance Sheet:
Average assets	$9,927,938	$6,717,578	$1,213,556	$7,657,118	$2,144,438	$27,660,628
Average loans	9,789,575	6,467,840	1,204,768	—	537,172	17,999,355
Average deposits	4,609,496	9,287,107	1,243,356	1,285,590	(11,847)	16,413,702
Period-end assets	$10,238,188	$7,104,790	$1,294,636	$7,666,740	$1,877,562	$28,181,916
Period-end loans	10,101,932	6,848,770	1,285,285	—	620,935	18,856,922
Period-end deposits	4,826,556	9,615,470	1,211,464	1,424,073	(34,831)	17,042,732

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2003

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

	(In thousands)
Income Statement:
Net interest income	$313,011	$277,847	$37,758	$34,294	$216,220	$879,130
Noninterest income	131,738	349,410	28,286	35,633	(9,563)	535,504
Noninterest expense	185,164	368,128	38,325	12,073	194,193	797,883

Segment net income	$259,585	$259,129	$27,719	$57,854	$12,464	616,751

Provision for loan losses						119,681

Net income before income
Tax expense						497,070
Income tax expense						168,392

Net income						$328,678

Balance Sheet:
Average assets	$9,230,631	$5,958,776	$1,025,863	$6,687,490	$2,239,959	$25,142,719
Average loans	9,074,624	5,723,692	1,017,144	—	980,728	16,796,188
Average deposits	3,995,440	8,946,112	1,226,041	784,988	39,269	14,991,850
Period-end assets	$9,555,757	$6,406,731	$1,092,830	$7,673,763	$2,234,032	$26,963,113
Period-end loans	9,421,536	6,135,978	1,084,268	—	724,020	17,365,802
Period-end deposits	4,383,398	9,035,555	1,265,937	1,014,766	(12,024)	15,687,632

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2002

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

	(In thousands)
Income Statement:
Net interest income	$375,991	$370,955	$51,643	$92,367	$10,753	$901,709
Noninterest income	92,325	289,205	26,006	104,544	(11)	512,069
Noninterest expense	174,645	336,332	35,579	18,551	187,322	752,429

Segment net income (loss)	$293,671	$323,828	$42,070	$178,360	$(176,580)	661,349

Provision for loan losses						136,331

Net income before income
Tax expense						525,018
Income tax expense						180,673

Net income						$344,345

Balance Sheet:
Average assets	$8,908,143	$5,016,144	$883,500	$7,043,444	$1,503,096	$23,354,327
Average loans	8,800,787	4,750,679	874,054	—	675,324	15,100,844
Average deposits	3,501,461	8,831,532	1,126,950	609,740	70,417	14,140,100
Period-end assets	$9,054,074	$5,596,187	$951,353	$6,180,044	$2,143,931	$23,925,589
Period-end loans	8,914,602	5,335,406	942,034	—	1,289,278	16,481,320
Period-end deposits	3,865,850	8,782,925	1,212,364	1,197,196	69,218	15,127,553
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(21)	Earnings Per Share
      Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31

	2004	2003	2002

	(In thousands, except per share data
	restated)
BASIC EARNINGS PER SHARE:
Net income	$360,185	$328,678	$344,345
Plus: Adjustment	—	—	—

Net income available to common shareholders	$360,185	$328,678	$344,345

Weighted average basic common shares outstanding	122,254	124,656	127,575

Basic earnings per share	$2.95	$2.64	$2.70

DILUTED EARNINGS PER SHARE:
Net income	$360,185	$328,678	$344,345
Plus: Adjustment	—	—	—

Net income available to common shareholders and assumed conversions	$360,185	$328,678	$344,345

Weighted average common shares outstanding	122,254	124,656	127,575
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using average market price for the year	3,162	2,530	2,275

Weighted average diluted common shares outstanding	125,416	127,186	129,850

Diluted earnings per share	$2.87	$2.58	$2.65

(22)	Comprehensive Income
      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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

(23)	Supplemental Disclosure for Statement of Cash Flows
      The Company paid approximately $351 million, $380 million and $460 million in interest on deposits and other liabilities during 2004, 2003 and 2002, respectively. The following table presents the Company’s noncash investing and financing activities for the years ended December 31, 2004, 2003 and 2002.

	December 31

	2004	2003	2002

	(In thousands)
Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$21,982	$32,255	$17,901
Transfers of investment securities to held to maturity securities	—	2,766,955	—
Increase in other assets and investment securities available for sale and long-term debt from FIN 46 deconsolidation	—	43,893	—
Loans to facilitate the sale of other real estate owned	1,006	324	291
Assets retained in loan securitizations	589,912	1,141,866	—
Loans to finance stock purchases	863	372	3,568
Change in unrealized gain (loss) on available-for-sale securities	(68,488)	(106,912)	115,073
Issuance of restricted stock, net of cancellations	8,571	6,546	2,764
Treasury stock exchanged for acquisition earnout	4,741	—	—
Business combinations and divestitures:
Common stock issued	3,658	15,721	43,690
Assets acquired	5,771	20,876	73,637
Liabilities assumed	2,381	6,824	24,606
Assets sold	—	41,853	1,180
Liabilities sold	—	70,032	1,136

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable

ITEM 9A —	CONTROLS AND PROCEDURES

(a)	Restatement.
      In the course of regular review procedures, our accounting staff identified errors with respect to Compass’ use of hedge accounting for certain transactions in accordance with generally accepted accounting principles, including Statement of Financial Accounting Standards No. 133 (“SFAS 133”) and its related interpretations. The errors were in accounting for interest rate swaps for brokered certificates of deposit and trust preferred debt. Upon initial application these swaps were viewed as eligible for either the “short cut” or an abbreviated method of documenting effectiveness of the swaps as hedges. Because these swaps were retrospectively determined not to qualify for these abbreviated methods of documentation, we were required to, but did not, test periodically for effectiveness. Adjustments to correct the accounting for these transactions are included in our restated consolidated financial statements.
      The accounting and internal audit staffs reported their findings to management, to PricewaterhouseCoopers LLP and to the Audit Committee of the Board of Directors. After initial discussions with the Audit Committee, management reviewed these matters in further detail, and after completing its analysis on December 30, 2005, recommended to the Audit Committee that previously reported financial results be restated to reflect correction of these errors. The Audit Committee of the Board of Directors determined at its meeting on December 30, 2005, that previously reported results for Compass Bancshares, Inc.’s 2004 consolidated financial statements and the first, second and third quarter interim consolidated financial statements for 2005 be restated to eliminate hedge accounting for these swaps and, in light of the restatement, that the financial statements and other information referred to above should no longer be relied upon.

(b)	Evaluation of Disclosure Controls and Procedures
      In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures as of December 31, 2004. We identified the following material weakness in our internal control over financial reporting with respect to accounting for hedge transactions:

a failure to ensure the correct application of generally accepted accounting principles, including SFAS 133 and its related interpretations for certain derivative transactions, as described in (a) above, and failure to correct that error subsequently.
      Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2004, or the first, second and third quarters of 2005.

(c)	Remediation of Material Weakness in Internal Control
      We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for derivatives transactions. The remedial actions included:

1. improved training, education and accounting reviews designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with generally accepted accounting principles, including SFAS 133 and its related interpretations;

2. retested our internal financial controls with respect to the types of hedging transactions affected by the restatement to ensure compliance with generally accepted accounting principles, including SFAS 133 and its related interpretations;

3. updated our derivative policy to specifically require utilization of the “long-haul” method for documenting the effectiveness of swaps related to brokered certificates of deposit and Trust Preferred debt; and

4. redesignated all swaps related to brokered certificates of deposit and Trust Preferred debt during the fourth quarter, to be subject to the “long-haul” method of documenting hedge effectiveness.
      In connection with this amended Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.
      As previously reported, there was no change in our internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to September 30, 2005, we took the remedial actions described above.

(d)	Management’s Annual Report on Internal Control Over Financial Reporting (as restated)
      The management of Compass Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls to ensure the appropriate classification of interest rate swaps and the related valuation of the hedged brokered certificates of deposit and trust preferred debt. Specifically, the Company failed to correctly document, measure and record hedge ineffectiveness on certain interest rate swaps. This control deficiency could result in a misstatement to the interest rate swap derivative accounts, the brokered certificates of deposit accounts and the trust preferred debt accounts that would cause a material misstatement of the annual or interim financial statements that would not be prevented or detected. This control deficiency resulted in the restatement of the Company’s 2004 consolidated financial statements and the first, second and third quarter interim consolidated financial statement for 2005. Accordingly, management has concluded this control deficiency constitutes a material weakness.
      In the original filing of our fiscal 2004 Annual Report on Form 10-K, management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement described above, management has determined that the material weakness described above existed as of December 31, 2004. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria established in “Internal Control — Integrated Framework” issued by the COSO. Accordingly, management has restated this report on internal control over financial reporting.
      Compass Bancshares, Inc.’s independent auditor, PricewaterhouseCoopers LLP, a registered public accounting firm, has audited management’s revised assessment of our internal control over financial reporting as of December 31, 2004, as stated in their report herein.

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
Equity Compensation Plan Information
      The following table presents information regarding the Company’s equity compensation plans at December 31, 2004:

Number of Securities
Remaining Available
for Future Issuance
			Weighted-Average		Under Equity
	Number of Securities to be		Exercise Price of		Compensation Plans
	Issued Upon Exercise of		Outstanding		(Excluding
	Outstanding Options,		Options, Warrants		Securities Reflected
	Warrants and Rights		and Rights		in Column(a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders
Stock option awards(1)	8,154,533	(2)	$28.42		3,479,632
Stock purchase plans(3)	—	(4)	—	(4)	3,184,044
Equity compensation plans not approved by security holders	—		—		—

Total	8,154,533		$28.42		6,663,676

(1)	Consists of awards granted under the 1996 Long-Term Incentive Plan, the 1999 Omnibus Incentive Compensation Plan and the 2002 Incentive Compensation Plan.

(2)	Amount includes 386,563 of restricted shares awarded, subject to vesting requirements.

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
      (a) Compass Bancshares, Inc. and Subsidiaries
      Financial Statements
(b) Exhibits
      (3) Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998 with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086, filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797, filed with the Commission)

(d)	Certificate of Amendment, dated September 16, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(e)	Certificate of Amendment, dated November 3, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(f)	Certificate of Amendment, dated May 15, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998 with the Commission)
      (4) Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)
(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)
      (10) Material Contracts

(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996 with the Commission)*

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999 with the Commission)*

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission)*

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission)*

(e)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission)*

(f)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc. Registration Statement on Form S-4, Registration No. 333-15373, filed November 1, 1996 with the Commission)*

(g)	Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc. December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission)*

(h)	First Amendment to Employment Agreement, dated March 31, 1997, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission)*

(i)	First Amendment to Employment Agreement, dated April 14, 1997, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission)*

(j)	First Amendment to Employment Agreement, dated April 18, 1997, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission)*

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission)*

(l)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission)*

(m)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission)*

(n)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission)*

(o)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(o) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission)*

(p)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission)*

(q)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission)*

(r)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission)*

(s)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission)*

(t)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file 000-06032, filed March 11, 2002 with the Commission)*

(u)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001(incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission)*

(v)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission)*

(w)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)*

(x)	Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission)*

(y)	Form of Amendment Number One to the Performance Contingent Restricted Stock Award Agreement (incorporated by reference to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed October 21, 2005 with the Commission)*

(z)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission)*

(aa)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission)*

(ab)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission)*

(ac)	Executive Officer Compensation Arrangements (incorporated by reference to Exhibit 10(y) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission)*

(ad)	Form of Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(cc) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission)*

(21)	Subsidiaries of the Registrant

(23)	Consents of experts and counsel

(31)(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(31)(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer

(32)(a)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(32)(b)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer

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
Date: January 10, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Paul Jones, Jr. D. Paul Jones, Jr.	Chairman and Chief Executive Officer	January 10, 2006

/s/ Garrett R. Hegel Garrett R. Hegel	Chief Financial Officer	January 10, 2006

/s/ Kirk P. Pressley Kirk P. Pressley	Chief Accounting Officer	January 10, 2006

/s/ James H. Click, Jr. James H. Click, Jr.	Director	January 10, 2006

/s/ Charles W. Daniel Charles W. Daniel	Director	January 10, 2006

/s/ W. Eugene Davenport W. Eugene Davenport	Director	January 10, 2006

/s/ Tranum Fitzpatrick Tranum Fitzpatrick	Director	January 10, 2006

/s/ Carl J. Gessler, Jr. Carl J. Gessler, Jr.	Director	January 10, 2006

/s/ Charles E. McMahen Charles E. McMahen	Director	January 10, 2006

/s/ John S. Stein John S. Stein	Director	January 10, 2006

/s/ J. Terry Strange J. Terry Strange	Director	January 10, 2006