Form 10-Q/A
period 2005-03-31
COMPASS BANCSHARES INC
filed 2006-01-11
CIK 18568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
INDEX
Explanatory Note
      Compass Bancshares, Inc. is filing this amendment to Form 10-Q for the quarter ended March 31, 2005 and amendments to Form 10-K for the year ended December 31, 2004 and amendments to Form 10-Q for the periods ended June 30, 2005 and September 30, 2005, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-K and Forms 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
      These amendments restate the Consolidated Financial Statements and the other financial information for the nine months ended September 30, 2005, for the years ended December 31, 2004, 2003, 2002 and 2001 and for each of the quarters in 2005, 2004 and 2003, previously reported on Form 10-K and Form 10-Q.
      In 2005 and prior years, the Company entered into swap agreements relating to certain of its brokered certificates of deposit (CD swaps) and the Company’s 2000 and 2002 Trust Preferred debt (Trust Preferred swaps) that were accounted for as fair value hedges under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the swaps as hedges, which allowed the Company to assume no ineffectiveness in these transactions as long as critical terms did not change. The Company recently concluded that the CD swaps and Trust Preferred swaps did not qualify for these methods in prior periods. Broker placement fees present in the CD swap transactions were determined, in retrospect, to have caused the CD swaps not to have a fair value of zero at inception or the same settlement terms each period (which is required under SFAS No. 133 to qualify for an abbreviated method). Furthermore, the presence of an interest deferral feature in the Trust Preferred debt also, in retrospect, violated short-cut method criteria. Hedge accounting under SFAS No. 133 for these swap transactions is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged items, the brokered certificates of deposit and Trust Preferred debt, and results in the recording and subsequent amortization of the certificates of deposit broker placement fees and the 2002 Trust Preferred debt broker fee, which was incorporated into the CD swaps and Trust Preferred swaps, as an adjustment to the par amount of the brokered certificates of deposit and the 2002 Trust Preferred debt. This reversal of fair value hedge accounting also results in reclassification of swap net settlements from interest expense to noninterest income as well as recording of swap mark-to-market adjustments in trading gains (losses) on economic hedges.
      The effect this restatement had on earnings for the affected periods is as follows:

		Nine Months
		Ended	Year Ended	Year Ended	Year Ended	Year Ended
		September 30,	December 31,	December 31,	December 31,	December 31,
	Total	2005	2004	2003	2002	2001

	(In thousands)
Interest expense	$94,665	$11,248	$26,503	$30,400	$23,146	$3,368
Noninterest income	101,705	669	11,053	9,320	71,006	9,657
Provision for income taxes	2,514	(4,013)	(5,851)	(7,890)	17,914	2,354

Net income	$4,526	$(6,566)	$(9,599)	$(13,190)	$29,946	$3,935

Diluted earnings per share	$0.02	$(0.05)	$(0.08)	$(0.11)	$0.23	$0.03

		For the Quarter Ended

		March 31,	June 30,	September 30,
	Total	2005	2005	2005

	(In thousands)
Interest expense	$11,248	$4,703	$3,716	$2,829
Noninterest income	669	(4,596)	9,414	(4,149)
Provision for income taxes	(4,013)	(3,527)	2,161	(2,647)

Net income	$(6,566)	$(5,772)	$3,537	$(4,331)

Diluted earnings per share	$(0.05)	$(0.04)	$0.02	$(0.03)

		For the Quarter Ended

		March 31,	June 30,	September 30,	December 31,
	Total	2004	2004	2004	2004

	(In thousands)
Interest expense	$26,503	$7,115	$7,161	$6,646	$5,581
Noninterest income	11,053	12,554	(12,360)	14,873	(4,014)
Provision for income taxes	(5,851)	2,060	(7,393)	3,116	(3,634)

Net income	$(9,599)	$3,379	$(12,128)	$5,111	$(5,961)

Diluted earnings per share	$(0.08)	$0.03	$(0.10)	$0.04	$(0.05)

		For the Quarter Ended

		March 31,	June 30,	September 30,	December 31,
	Total	2003	2003	2003	2003

	(In thousands)
Interest expense	$30,400	$7,868	$8,202	$7,288	$7,042
Noninterest income	9,320	1,924	13,978	(5,326)	(1,256)
Provision for income taxes	(7,890)	(2,225)	2,162	(4,721)	(3,106)

Net income	$(13,190)	$(3,719)	$3,614	$(7,893)	$(5,192)

Diluted earnings per share	$(0.11)	$(0.03)	$0.03	$(0.06)	$(0.05)
      Consolidated Statements of Income (by quarter):

	2005

	First Quarter		Second Quarter		Third Quarter

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
Interest on deposits	$48,651	$49,462	$58,810	$59,097	$68,848	$68,634
Interest on FHLB and other borrowings	36,301	40,193	40,704	44,133	41,899	44,942
Total interest expense	111,676	116,379	129,986	133,702	149,359	152,188
Net interest income	236,276	231,573	240,186	236,470	249,940	247,111
Net interest income after provision for loan losses	216,003	211,300	212,386	208,670	215,745	212,916
Trading gains (losses) on economic hedges	—	(4,596)	—	9,414	—	(4,149)
Total noninterest income	154,561	149,965	166,017	175,431	170,645	166,496
Net income before income tax expense	148,692	139,393	155,808	161,506	158,994	152,016
Income tax expense	49,936	46,409	53,357	55,518	53,943	51,296
Net income	98,756	92,984	102,451	105,988	105,051	100,720

	2005

	First Quarter		Second Quarter		Third Quarter

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
Per common share:
Basic earnings	$0.80	$0.75	$0.83	$0.86	$0.85	$0.81
Diluted earnings	$0.78	$0.74	$0.81	$0.83	$0.83	$0.80

	2004

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
Interest on deposits	$36,035	$38,138	$35,925	$38,047	$37,861	$39,873	$42,429	$43,720
Interest on FHLB and other borrowings	41,469	46,481	40,245	45,284	36,184	40,818	32,620	36,910
Total interest expense	87,818	94,933	86,269	93,430	89,878	96,524	97,733	103,314
Net interest income	222,861	215,746	226,739	219,578	226,531	219,885	235,697	230,116
Net interest income after provision for loan losses	198,516	191,401	198,561	191,400	200,914	194,268	208,179	202,598
Trading gain (losses) on economic hedges	—	12,554	—	(12,360)	—	14,873	—	(4,014)
Total noninterest income	141,911	154,465	150,019	137,659	172,314	187,187	153,346	149,332
Net income before income tax expense	130,280	135,719	137,399	117,878	140,727	148,954	146,876	137,281
Income tax expense	44,033	46,093	45,654	38,261	47,125	50,241	48,686	45,052
Net income	86,247	89,626	91,745	79,617	93,602	98,713	98,190	92,229
Per common share:
Basic earnings	0.71	0.73	0.75	0.66	0.76	0.80	0.80	0.76
Diluted earnings	0.69	0.72	0.73	0.63	0.75	0.79	0.78	0.73
      For additional information on the restatement see Note 1, Restatement, to the Consolidated Financial Statements.

PART I.     FINANCIAL INFORMATION
Item 1 — Financial Statements
COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2005	December 31, 2004

	(In thousands, restated)
	(Unaudited)
ASSETS
Cash and due from banks	$832,009	$585,679
Federal funds sold and securities purchased under agreements to resell	29,841	46,948
Trading account assets	77,582	77,817
Investment securities available for sale	4,557,676	4,398,184
Investment securities held to maturity (fair value of $2,612,343 and $2,768,334 for 2005 and 2004, respectively)	2,637,111	2,767,099
Loans	19,167,027	18,856,922
Allowance for loan losses	(246,565)	(258,339)

Net loans	18,920,462	18,598,583
Premises and equipment, net	537,450	537,466
Bank owned life insurance	428,182	423,942
Goodwill	315,882	302,619
Other assets	462,485	443,579

Total assets	$28,798,680	$28,181,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$5,728,329	$5,476,140
Interest bearing	11,915,810	11,566,592

Total deposits	17,644,139	17,042,732
Federal funds purchased and securities sold under agreements to repurchase	4,261,366	4,532,004
Other short-term borrowings	125,148	175,771
FHLB and other borrowings	4,409,602	4,119,771
Accrued expenses and other liabilities	270,562	255,293

Total liabilities	26,710,817	26,125,571
Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; Issued — none)	—	—
Common stock of $2 par value:
Authorized — 300,000,000 shares; Issued — 133,167,709 shares in 2005 and 132,903,225 shares in 2004	266,335	265,806
Treasury stock, at cost (9,341,046 shares in 2005 and 9,639,194 shares in 2004)	(323,040)	(333,351)
Surplus	272,249	264,400
Loans to finance stock purchases	(1,054)	(1,056)
Unearned restricted stock	(9,453)	(10,624)
Accumulated other comprehensive loss	(60,468)	(23,376)
Retained earnings	1,943,294	1,894,546

Total shareholders’ equity	2,087,863	2,056,345

Total liabilities and shareholders’ equity	$28,798,680	$28,181,916

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share data, restated)
	(Unaudited)
Interest income:
Interest and fees on loans	$269,283	$231,807
Interest on investment securities available for sale	46,161	44,012
Interest on investment securities held to maturity	32,123	34,568
Interest on federal funds sold and securities purchased under agreements to resell	213	152
Interest on trading account assets	172	140

Total interest income	347,952	310,679
Interest expense:
Interest on deposits	49,462	38,138
Interest on federal funds purchased and securities sold under agreements to repurchase	26,192	10,112
Interest on other short-term borrowings	532	202
Interest on FHLB and other borrowings	40,193	46,481

Total interest expense	116,379	94,933

Net interest income	231,573	215,746
Provision for loan losses	20,273	24,345

Net interest income after provision for loan losses	211,300	191,401
Noninterest income:
Service charges on deposit accounts	62,649	64,328
Card and merchant processing fees	21,330	16,569
Insurance commissions	15,724	14,587
Retail investment sales	8,781	7,558
Asset management fees	7,061	5,735
Corporate and correspondent investment sales	4,120	5,963
Bank owned life insurance	4,240	4,172
Investment securities gains, net	—	2,207
Gain on sale of business	4,791	—
Trading gains (losses) on economic hedges	(4,596)	12,554
Other	25,865	20,792

Total noninterest income	149,965	154,465
Noninterest expense:
Salaries, benefits and commissions	121,344	118,137
Equipment	20,059	18,353
Net occupancy	16,652	16,478
Professional services	14,080	13,142
Marketing	11,885	8,669
Communications	5,476	5,523
Amortization of intangibles	1,527	1,626
Merger and integration	234	245
Other	30,615	27,974

Total noninterest expense	221,872	210,147

Net income before income tax expense	139,393	135,719
Income tax expense	46,409	46,093

Net income	$92,984	$89,626

Basic earnings per share	$0.75	$0.73
Basic weighted average shares outstanding	123,286	122,064
Diluted earnings per share	$0.74	$0.72
Diluted weighted average shares outstanding	126,388	125,146
Dividends per share	$0.3500	$0.3125
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity
For the Three Months Ended March 31, 2005 and 2004

					Accumulated
					Other		Total
	Common	Treasury		Retained	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Other	Equity	Income

	(In thousands, restated)
	(Unaudited)
Balance, December 31, 2003	$263,138	$(317,669)	$227,404	$1,689,689	$37,306	$(7,294)	$1,892,574
Net income	—	—	—	89,626	—	—	89,626	$89,626
Net change in unrealized gains on securities available for sale, net of tax	—	—	—	—	13,603	—	13,603	13,603
Net change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	1,165	—	1,165	1,165

Comprehensive income								$104,394

Common dividends declared ($0.3125 per share)	—	—	—	(38,781)	—	—	(38,781)
Exercise of stock options and other issuances	1,206	—	11,742	(760)	—	—	12,188
Cancellations of restricted stock, net of issuances	(41)	—	(399)	—	—	(71)	(511)
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(248)	(248)
Issuance of treasury stock for acquisitions and stock options	—	5,970	913	—	—	—	6,883
Amortization of restricted stock	—	—	—	—	—	690	690
Purchase of treasury stock	—	(25,929)	—	—	—	—	(25,929)

Balance, March 31, 2004	$264,303	$(337,628)	$239,660	$1,739,774	$52,074	$(6,923)	$1,951,260

Balance, December 31, 2004	$265,806	$(333,351)	$264,400	$1,894,546	$(23,376)	$(11,680)	$2,056,345
Net Income	—	—	—	92,984	—	—	92,984	$92,984
Net change in unrealized losses on securities available for sale, net of tax	—	—	—	—	(36,824)	—	(36,824)	(36,824)
Net change in accumulated losses on cash-flow hedging instruments, net of tax	—	—	—	—	(268)	—	(268)	(268)

Comprehensive income								$55,892

Common dividends declared ($0.3500 per share)	—	—	—	(43,338)	—	—	(43,338)
Exercise of stock options and other issuances	528	—	4,657	(898)	—	—	4,287
Issuances of restricted stock, net of cancellations	1	—	(215)	—	—	214	—
Repayments on loans to finance stock purchases, net of advances	—	—	—	—	—	2	2
Issuance of treasury stock for acquisitions and stock options	—	11,842	3,407	—	—	—	15,249
Amortization of restricted stock	—	—	—	—	—	957	957
Purchase of treasury stock	—	(1,531)	—	—	—	—	(1,531)

Balance, March 31, 2005	$266,335	$(323,040)	$272,249	$1,943,294	$(60,468)	$(10,507)	$2,087,863

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, restated)
	(Unaudited)
Operating Activities:
Net income	$92,984	$89,626
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	25,688	27,037
Accretion of discount and loan fees	(3,040)	(6,871)
Provision for loan losses	20,273	24,345
Net change in trading account assets	788	(22,905)
Net gain on sale of investment securities available for sale	—	(2,207)
Net gain on sale of business	(4,791)	—
Decrease (increase) in other assets	(1,803)	(30,480)
Increase in other liabilities	26,109	47,213

Net cash provided by operating activities	156,208	125,758
Investing Activities:
Proceeds from maturities/ calls of investment securities held to maturity	130,281	170,750
Proceeds from sales of investment securities available for sale	21,742	210,480
Proceeds from maturities/ calls of investment securities available for sale	158,364	252,415
Purchases of investment securities available for sale	(399,041)	(598,316)
Net decrease in federal funds sold and securities purchased under agreements to resell	17,107	57,695
Net increase in loan portfolio	(334,168)	(601,903)
Net cash paid in acquisitions	(202)	—
Net cash received in sale of business	4,726	—
Purchases of premises and equipment, net	(15,141)	(16,621)
Proceeds from sales of other real estate owned	4,038	6,387

Net cash used by investing activities	(412,294)	(519,113)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	193,556	710,771
Net increase in time deposits	407,705	124,454
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(270,638)	(237,220)
Net decrease in other short-term borrowings	(50,623)	(177,253)
Proceeds from FHLB advances and other borrowings	297,198	300,100
Repayment of FHLB advances and other borrowings	(115)	(300,090)
Redemption of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	—	(18,690)
Common dividends paid	(78,965)	(38,324)
Purchase of treasury stock	(1,531)	(25,929)
Issuance of treasury stock for stock options	1,540	1,905
Repayment of loans to finance stock purchases	206	248
Proceeds from exercise of stock options	4,083	11,181

Net cash provided by financing activities	502,416	351,153

Net increase (decrease) in cash and due from banks	246,330	(42,202)
Cash and due from banks at beginning of period	585,679	726,492

Cash and due from banks at end of period	$832,009	$684,290

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	1,899	6,911
Loans to facilitate the sale of other real estate owned	150	—
Transfers of investment securities available for sale to securities held to maturity	—	588,757
Loans to finance stock purchases	204	496
Change in unrealized gain (loss) on available for sale investment securities	(58,019)	25,479
Issuance of restricted stock, net of cancellations	(214)	71
Treasury stock exchanged for acquisition earnouts	5,840	4,978
Allowance transferred to other liabilities	12,189	—
Business combinations and divestitures:
Common stock issued	7,869	—
Assets acquired	8,092	—
Liabilities assumed	21	—
Assets sold	13	—
Liabilities sold	78	—
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — Restatement
      Compass Bancshares, Inc. is restating its consolidated financial statements for the quarter ended March 31, 2005, for the year ended December 31, 2004 and for the quarters ended June 30, 2005 and September 30, 2005. These amendments are being filed to correct errors related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
      These amendments restate the Consolidated Financial Statements and the other financial information for the nine months ended September 30, 2005, for the years ended December 31, 2004, 2003, 2002 and 2001 and for each of the quarters in 2005, 2004 and 2003, previously reported on Form 10-K and Form 10-Q.
      In 2005 and prior years, the Company entered into interest rate swap agreements relating to certain of its brokered certificates of deposit (CD swaps) and the Company’s 2000 and 2002 Trust Preferred debt (Trust Preferred swaps) that were accounted for as fair value hedges under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the swaps as hedges, which allowed the Company to assume no ineffectiveness in these transactions as long as critical terms did not change. The Company recently concluded that the CD swaps and Trust Preferred swaps did not qualify for these methods in prior periods. Broker placement fees present in the CD swap transactions were determined, in retrospect, to have caused the CD swaps not to have a fair value of zero at inception or the same settlement terms each period (which is required under SFAS No. 133 to qualify for an abbreviated method). Furthermore, the presence of an interest deferral feature in the Trust Preferred debt also, in retrospect, violated short-cut method criteria. Hedge accounting under SFAS No. 133 for those swap transactions is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged items, the brokered certificates of deposit and Trust Preferred debt, and results in the recording and subsequent amortization of the certificates of deposit broker placement fees and the 2002 Trust Preferred debt broker fee, which was incorporated into the CD swaps and Trust Preferred swaps, as an adjustment to the par amount of the brokered certificates of deposit and the 2002 Trust Preferred debt. This reversal of fair value hedge accounting also results in reclassification of swap net settlements from interest expense to noninterest income as well as recording of swap mark-to-market adjustments in trading gains (losses) on economic hedges.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
      The following tables reflect the previously reported amounts and the restated results by financial statement line item for the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheets and statement of stockholders’ equity as of December 31, 2004 and 2003.
      Consolidated Balance Sheets:

	As of March 31, 2005		As of December 31, 2004		As of December 31, 2003

	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated

	(In thousands)
Trading account assets	$66,046	$77,582	$60,156	$77,817	$59,024	$86,219
Other assets	470,572	462,485	463,952	443,579	436,638	409,443
Total assets	28,795,231	28,798,680	28,184,628	28,181,916	26,963,113	26,963,113
Interest bearing deposits	11,909,445	11,915,810	11,563,011	11,566,592	11,060,670	11,060,479
Total deposits	17,637,774	17,644,139	17,039,151	17,042,732	15,687,823	15,687,632
FHLB and other borrowings	4,424,287	4,409,602	4,140,972	4,119,771	4,827,814	4,794,935
Accrued expenses and other liabilities	264,113	270,562	251,477	255,293	193,432	205,811
Total liabilities	26,712,688	26,710,817	26,139,375	26,125,571	25,091,230	25,070,539
Retained earnings	1,937,974	1,943,294	1,883,454	1,894,546	1,668,998	1,689,689
Total shareholders’ equity	2,082,543	2,087,863	2,045,253	2,056,345	1,871,883	1,892,574
Total liabilities and shareholder’s equity	28,795,231	28,798,680	28,184,628	28,181,916	26,963,113	26,963,113
      Consolidated Statements of Income:

			For the Year Ended December 31,
	For the
	Nine Months Ended
	September 30, 2005		2004		2003		2002

	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
Interest on deposits	$176,309	$177,193	$152,250	$159,778	$164,049	$174,752	$239,694	$248,221
Interest on FHLB and other borrowings	118,904	129,268	150,518	169,493	172,617	192,314	182,489	197,108
Total interest expense	391,021	402,269	361,698	388,201	367,757	398,157	462,068	485,214
Net interest income	726,402	715,154	911,828	885,325	909,530	879,130	924,855	901,709
Net interest income after provision for loan losses	644,134	632,886	806,170	779,667	789,849	759,449	788,524	765,378
Trading gains (losses) on economic hedges	—	669	—	11,053	—	9,320	—	71,006
Total noninterest income	491,223	491,892	617,590	628,643	526,184	535,504	441,063	512,069
Net income before income tax expense	463,494	452,915	555,282	539,832	518,150	497,070	477,158	525,018
Income tax expense	157,236	153,223	185,498	179,647	176,282	168,392	162,759	180,673
Net income	$306,258	$299,692	$369,784	$360,185	$341,868	$328,678	$314,399	$344,345
Per common share:
Basic earnings	$2.48	$2.42	$3.02	$2.95	$2.74	$2.64	$2.46	$2.70
Diluted earnings	$2.42	$2.37	$2.95	$2.87	$2.69	$2.58	$2.42	$2.65

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     Consolidated Statements of Income (by quarter):

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
Interest on deposits	$48,651	$49,462	$36,035	$38,138
Interest on FHLB and other borrowings	36,301	40,193	41,469	46,481
Total interest expense	111,676	116,379	87,818	94,933
Net interest income	236,276	231,573	222,861	215,746
Net interest income after provision for loan losses	216,003	211,300	198,516	191,401
Trading gains (losses) on economic hedges	—	(4,596)	—	12,554
Total noninterest income	154,561	149,965	141,911	154,465
Net income before income tax expense	148,692	139,393	130,280	135,719
Income tax expense	49,936	46,409	44,033	46,093
Net income	98,756	92,984	86,247	89,626
Per common share:
Basic earnings	$0.80	$0.75	0.71	0.73
Diluted earnings	$0.78	$0.74	0.69	0.72
      Statement of Changes in Shareholders’ Equity:

			For the Year Ended December 31,
	For the
	Nine Months Ended
	September 30, 2005		2004		2003		2002

	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(In thousands)
Balance, beginning of period	$2,045,253	$2,056,345	$1,871,883	$1,892,574	$1,931,502	$1,965,383	$1,715,641	$1,719,576
Increase attributable to net income	306,258	299,692	369,784	360,185	341,868	328,678	314,399	344,345
Balance, end of period	2,230,051	2,234,577	2,045,253	2,056,345	1,871,883	1,892,574	1,931,502	1,965,383
      In addition, the following Notes to Consolidated Financial Statements have been restated: 2, 4, 5, 6, 10 and 11.
NOTE 2 — General
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change and these estimates may not reflect actual losses. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements.
      Derivative Instruments: In various segments of its business, the Company uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. The Company believes that its methods for addressing these judgmental areas are in accordance with generally accepted accounting principles in the United States and are in line with industry practices in assessing hedge effectiveness. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained. Further discussion regarding the Company’s use of derivatives is included in Note 10, Off-Balance Sheet Activities, Derivatives and Hedging.
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

Stock-Based Compensation
      The Company has three long-term incentive compensation plans and one employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
interpretations. No share-based employee compensation cost is reflected in net income of the Company for these plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payments. The provisions of SFAS No. 123R were effective for all share-based awards granted, modified, repurchased or cancelled after July 1, 2005. However, on April 15, 2005, the SEC issued release number 33-8568 which delays the effective date of SFAS No. 123R until January 1, 2006.
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
      The Company’s actual and pro forma information follows (in thousands, except per share data, restated):

	Three Months Ended
	March 31,

	2005	2004

Net income:
As reported	$92,984	$89,626
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax	1,918	2,611

Pro forma net income	$91,066	$87,015

Basic earnings per share:
As reported	$0.75	$0.73
Pro forma	0.74	0.71
Diluted earnings per share:
As reported	$0.74	$0.72
Pro forma	0.72	0.70

Website Availability of Reports Filed with the SEC
      The Company maintains an Internet website located at www.compassbank.com on which, among other things, the Company makes available, free of charge, various reports that it files with, or furnishes to, the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Reports on Form 8-K, and amendments to those reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC.
NOTE 3 — Business Combinations and Divestitures

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
NOTE 4 — Capital Securities and Preferred Stock

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
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
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
      The Company’s Capital Securities and Preferred Stock are summarized below.

	Maturity	March 31,	December 31,
	Dates	2005	2004

		(In thousands, restated)
Capital Securities:
8.23% debentures payable to Compass Trust I	2027	$103,093	$103,093
7.35% debentures payable to Compass Trust III	2032	309,279	309,279
Unamortized discount	2027, 2032	(3,150)	(3,544)
Class B Preferred Stock	N/A	18,023	18,012

Total Capital Securities and Preferred Stock		$427,245	$426,840

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 5 — Earnings Per Share

	Three Months Ended
	March 31,

	2005	2004

	(In thousands,
	except per share
	data, restated)
BASIC EARNINGS PER SHARE:
Net income	$92,984	$89,626

Weighted average shares outstanding	123,286	122,064

Basic earnings per share	$0.75	$0.73

DILUTED EARNINGS PER SHARE:
Net income and assumed conversions	$92,984	$89,626

Weighted average shares outstanding	123,286	122,064
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using average market price for the period	3,102	3,082

Weighted average diluted shares outstanding	126,388	125,146

Diluted earnings per share	$0.74	$0.72

NOTE 6 — Segment Information
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
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
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
      The financial information presented was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies, which have been developed to reflect the underlying economics of the businesses. The policies address the methodologies applied in connection with funds transfer pricing. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided) to assets and liabilities based on their maturity, prepayment, and /or repricing characteristics.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
      The following table presents information for the Company’s segments as of and for the three months ended March 31, 2005 and 2004, on a restated basis.
For the Three Months Ended March 31, 2005

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

	(In thousands)
Income Statement
Net interest income	$92,347	$109,659	$14,256	$16,306	$(995)	$231,573
Noninterest income	43,570	99,460	9,414	2,423	(4,902)	149,965
Noninterest expense	50,002	105,280	11,798	4,457	50,335	221,872

Segment income (loss)	$85,915	$103,839	$11,872	$14,272	$(56,232)	159,666

Provision for loan losses						20,273

Net income before income tax expense						139,393
Income tax expense						46,409

Net income						$92,984

Balance Sheet
Average assets	$10,279,538	$8,132,283	$1,306,642	$7,743,719	$1,057,898	$28,520,080
Average loans	10,150,121	7,871,194	1,297,114	—	(304,659)	19,013,770
Average deposits	4,747,689	9,714,376	1,207,383	1,937,671	(65,081)	17,542,038
Period-end assets	$10,320,661	$8,272,114	$1,303,966	$7,887,857	$1,014,082	$28,798,680
Period-end loans	10,171,455	7,993,061	1,294,466	—	(291,955)	19,167,027
Period-end deposits	4,894,181	9,910,223	1,223,191	1,679,272	(62,728)	17,644,139

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
For the Three Months Ended March 31, 2004

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

	(In thousands)
Income Statement
Net interest income	$81,145	$78,651	$10,334	$13,350	$32,266	$215,746
Noninterest income	36,654	88,967	7,305	21,624	(85)	154,465
Noninterest expense	50,562	96,544	10,482	3,628	48,931	210,147

Segment income (loss)	$67,237	$71,074	$7,157	$31,346	$(16,750)	160,064

Provision for loan losses						24,345

Net income before income tax expense						135,719
Income tax expense						46,093

Net income						$89,626

Balance Sheet
Average assets	$9,663,169	$7,682,586	$1,126,249	$7,497,071	$989,134	$26,958,209
Average loans	9,508,392	7,427,080	1,117,554	—	(468,932)	17,584,094
Average deposits	4,408,091	9,117,918	1,259,270	929,839	(41,500)	15,673,618
Period-end assets	$9,811,143	$7,230,175	$1,173,106	$7,672,962	$1,593,198	$27,480,584
Period-end loans	9,654,355	6,975,000	1,165,157	—	(442,369)	17,352,143
Period-end deposits	4,869,435	9,311,071	1,265,514	1,126,358	(49,228)	16,523,150

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 — Loans and Allowance for Loan Losses
      The following presents the composition of the loan portfolio at March 31, 2005 and December 31, 2004.

	March 31,	December 31,
	2005	2004

	(In thousands)
Commercial loans:
Commercial, financial and agricultural	$3,681,208	$3,750,063
Real estate — construction	3,212,730	3,027,228
Commercial real estate — mortgage	4,006,237	3,943,163

Total commercial loans	10,900,175	10,720,454
Consumer loans:
Residential real estate — mortgage	1,632,475	1,566,370
Equity lines of credit	1,438,809	1,401,604
Equity loans	1,059,820	1,069,614
Credit card	498,749	505,090
Consumer installment — direct	396,303	484,657
Consumer installment — indirect	3,240,696	3,109,133

Total consumer loans	8,266,852	8,136,468

Total	$19,167,027	$18,856,922

      A summary of the activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004 follows:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
Balance at beginning of period	$258,339	$244,882
Add: Provision charged to income	20,273	24,345
Deduct: Allowance for loans securitized	—	591
Allowance transferred to other liabilities	12,189	—
Net charge-offs (recoveries):
Commercial, financial and agricultural	726	3,602
Commercial real estate — mortgage	164	107
Real estate — construction	(50)	145
Residential real estate — mortgage	459	356
Equity lines of credit	612	726
Equity loans	520	573
Credit card	7,911	9,579
Consumer installment — direct	2,257	1,623
Consumer installment — indirect	7,259	7,270

Total net charge-offs	19,858	23,981

Balance at end of period	$246,565	$244,655

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
      Nonperforming assets at March 31, 2005 and December 31, 2004 are detailed in the following table.

	March 31,	December 31,
	2005	2004

	(In thousands)
Nonaccrual loans	$49,908	$49,947
Renegotiated loans	722	734

Total nonperforming loans	50,630	50,681
Other real estate	18,452	19,998

Total nonperforming assets	$69,082	$70,679

NOTE 8 — Securitized Assets
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
NOTE 9 — Investments (Other than Temporary Impairment)
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

	Securities in a loss position		Securities in a loss position
	for less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$45,495	$89	$—	$—	$45,495	$89
Mortgage-backed pass-through securities	306,536	7,111	137,625	4,226	444,161	11,337
Collateralized mortgage obligations	2,434,556	41,784	1,127,875	27,827	3,562,431	69,611
Asset-backed securities and corporate bonds	—	—	—	—	—	—
States and political subdivisions	645	16	—	—	645	16
Other	—	—	—	—	—	—
Equity securities	3	1	—	—	3	1

Total	$2,787,235	$49,001	$1,265,500	$32,053	$4,052,735	$81,054

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
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
NOTE 10 — Off-Balance Sheet Activities, Derivatives and Hedging

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

	March 31,		December 31,
	2005		2004

		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading

	(In thousands, restated)
Forward and futures contracts	$267,505	$26,915	$271,863	$18,708
Interest rate swap agreements:
Pay fixed versus receive float	1,438,485	—	1,384,586	—
Receive fixed versus pay float	1,972,554	1,261,700	1,944,325	961,700
Written options	101,417	30,622(1)	63,229	19,812	(1)
Purchased options	146,388	—	97,358	—

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

	March 31, 2005		December 31, 2004

	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value

	(In thousands, restated)
Cash Flow Hedges:
Interest rate swap agreements	$700,000	$(4,917)	$700,000	$(3,654)
Fair Value Hedges:
Interest rate swap agreements	561,700	24,930	261,700	33,444
Forward contracts(1)	26,915	150	18,708	9

(1)	Derivatives related to the Company’s mortgage banking activities

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Interest-Rate Risk
      The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Fair-Value Hedges
      The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three months ended March 31, 2005 and 2004. The Company recognized a decrease in interest expense of $3.1 million and $4.7 million for the three months ended March 31, 2005 and 2004, respectively, related to interest rate swaps accounted for as fair value hedges. At March 31, 2005, the fair value hedges had a carrying value of $25 million and a weighted average remaining term of 10.1 years.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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
      There is currently a proposed amendment to SFAS No. 140, which could result in Sunbelt no longer qualifying as a QSPE. If this amendment is finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company, as of March 31, 2005, would not have had a significant impact on the Company’s regulatory capital ratios, which would have still exceeded the minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 15 — Recently Issued Accounting Standards.
NOTE 11 — Shareholders’ Equity
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
included a deferred loss of $7 million primarily associated with the effective portion of cash flow hedges and $16 million of net unrealized losses on investment securities available for sale.
NOTE 12 — Goodwill and Other Acquired Intangible Assets
      As of March 31, 2005, the Company had four reporting units with goodwill, including Corporate Banking with $137 million, Retail Banking with $96 million, Insurance with $68 million and Wealth Management with $15 million. During the three months ended March 31, 2005, goodwill increased $8 million, $5 million and $550,000 within the Wealth Management reporting unit, Insurance reporting unit, and the Corporate Banking reporting unit, respectively. These amounts increased primarily due to acquisition and the payment of contingent consideration payments in the current year in connection with prior acquisitions.
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
NOTE 13 — Commitments and Contingencies
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 14 — Defined Benefit Pension Plan
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
NOTE 15 — Recently Issued Accounting Standards

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
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

Share-Based Payments
      On December 15, 2004, the FASB issued SFAS N. 123R, Share-Based Payments. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of the SFAS No. 123R were effective for all share-based awards granted after July 1, 2005 and to share-based awards modified, repurchased, or cancelled after that date. However, on April 15, 2005, the SEC issued release number 33-8568 which delays the effective date of SFAS No. 123R an additional six months, requiring that companies adopt the provisions of SFAS No. 123R for annual periods beginning after June 15, 2005. Management does not believe the results of the adoption of this standard will differ materially from the pro-forma disclosures in Note 2 — General.

Exchanges of Nonmonetary Assets
      On December 16 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS No. 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition
2005 RESTATEMENT
      Compass Bancshares, Inc. is filing this amendment to Form 10-Q for the quarter ended March 31, 2005 and amendments to Form 10-K for the year ended December 31, 2004 and amendments to Form 10-Q for the periods ended June 30, 2005 and September 30, 2005, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-K and Forms 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
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
      In addition, the following Items have changed: Item 1, Item 2 and Item 4. For additional information on the restatement see Note 1, Restatement, in the Notes to Consolidated Financial Statements.
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
      If the Company’s assumptions and estimates are incorrect, or if the Company or the Subsidiary Banks become subject to significant limitations as the result of litigation or regulatory action then the Company’s actual results could vary materially from the forward-looking statements made herein. Investors are cautioned not to place undue reliance on any forward-looking statements and to read this Quarterly Report on Form 10-Q in conjunction with the Company’s other filings with the SEC including the Company’s Annual Report on Form 10-K which is available on the Commission’s website, http://www.sec.gov, as well as on the Company’s website www.compassbank.com. The Company disclaims any obligation to update any such forward-looking statements.
Overview
      The Company had net income of $93.0 million for the three months ended March 31, 2005, a four percent increase over the $89.6 million earned during the three months ended March 31, 2004. For the same time period, diluted earnings per share increased three percent to $0.74 from $0.72 earned in the prior year.
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
      Net interest income for the three months ended March 31, 2005, increased to $232.5 million from $216.6 million for the three months ended March 31, 2004, as interest income increased $37.3 million and interest expense increased $21.4 million. The increase in interest income was due to a $1.5 billion increase in average earning assets and a 32 basis point increase in the average yield on earning assets from 5.07 percent to 5.39 percent. The increase in average earning assets from the first quarter of 2004 was driven primarily by an increase of $1.4 billion in average loans. The increase in average loans was due to continued strong loan production throughout all of the Company’s major markets. The 23 percent increase in interest expense over the first quarter of 2004 was primarily the result of a 38 basis point increase in the average rate paid on interest bearing liabilities coupled with a $565 million increase in the average interest bearing liabilities. The increase in total interest bearing liabilities was driven by an increase of $1.0 billion in average interest bearing deposits and an increase of $149 million in fed funds purchased, partially offset by a decrease of $624 million in FHLB and other borrowings.
      Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin increased to 3.59 percent for the first quarter of 2005, compared to 3.52 percent for the first quarter of 2004. This increase was caused by changes in the rates and volume of earning assets and the corresponding funding sources noted previously. During the first quarter of 2005, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 3 basis points as compared to a 18 basis point positive impact for the first quarter of 2004.

      The following table presents the actual and projected impact of the Company’s derivatives held for hedging purposes on net interest margin by quarter for fiscal years 2004 and 2005, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The derivatives included in the table below are both cash flow hedges and fair value hedges, including terminated cash flow hedges. The table assumes interest rates remain at September 30, 2005, levels.

	For the Quarter Ending

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	Actual	Actual	Actual	Actual	Total

	(In thousands, restated)
Hedging derivatives positive impact to net interest margin	$11,240	$7,471	$6,019	$4,101	$28,831

	For the Quarter Ending

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	Total
	Actual	Actual	Actual	Projected*	Projected*

	(In thousands, restated)
Hedging derivatives positive impact to net interest margin	$2,455	$3,012	$3,546	$1,855	$10,868

*	Projected impact based on September 30, 2005 interest rates.
      Derivative instruments are subject to market risk. While the Company utilizes trading derivatives to facilitate customer transactions, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date, and the receive fixed coupon rate for derivative instruments used for hedging activities as of March 31, 2005, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The maturity date used in the table below is the first call date, when applicable. See Note 10 — Off-Balance Sheet Activities, Derivatives and Hedging for further information about the Company’s use of derivatives and the fair value of those instruments.

	April 1, 2005
	through	For the Year Ended December 31,
	December 31,
	2005	2006	2007	Thereafter

Non-trading interest rate contracts
Cash Flow Hedges
Notional maturity	$500,000	$200,000	$—	$—
Weighted average coupon received on maturities	2.60%	2.13%	—%	—%
Weighted average time to maturity (months)	4	14	—	—
Fair Value Hedges
Notional maturity	$—	$—	$—	$561,700
Weighted average coupon received on maturities	—%	—%	—%	6.43%
Weighted average time to maturity (months)	—	—	—	122
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

      The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three month period ended March 31, 2005, as compared to the same period in 2004 (in thousands, restated):

	Three Months Ended March 31, 2005

	Change
	2004	Attributed to
	To
	2005	Volume	Rate	Mix

Interest income:
Federal funds sold and securities purchased under agreements to resell	$61	$(38)	$132	$(33)
Trading account assets	31	29	2	—
Investment securities available for sale	2,136	2,791	(616)	(39)
Investment securities held to maturity	(2,552)	(1,986)	(599)	33
Loans	37,619	18,859	17,349	1,411

Increase in interest income	$37,295	$19,655	$16,268	$1,372

Interest expense:
Deposits	$11,324	$6,051	$3,021	$2,252
Federal funds purchased and securities sold under agreements to repurchase	16,080	361	15,178	541
Other short-term borrowings	330	35	251	44
FHLB and other borrowings*	(6,288)	(6,107)	(208)	27

Increase (decrease) in interest expense	$21,446	$340	$18,242	$2,864

*	Includes Capital Securities and Preferred Stock
Noninterest Income and Noninterest Expense
      During the first quarter of 2005, noninterest income decreased $4.5 million, or three percent, to $150.0 million, from the $154.5 million earned in the first quarter 2004. The decrease in noninterest income is attributed to a $17.2 million decrease in trading gains (losses) on economic hedges coupled with a decrease of $1.8 million in corporate and correspondent investment sales, partially offset by $4.8 million gain on sale of a non-core business unit, a $4.8 million increase in card and merchant processing fees, a $1.3 million increase in asset management fees, a $1.2 million increase in retail investment sales and a $5.1 million increase in other income.
      Income from trading gains (losses) on economic hedges represents the mark-to-market valuation adjustments and net settlements on the Company’s trading hedges portfolio. The decrease in this caption was due to fluctuations in the market value of the Company’s trading hedges portfolio and market interest rates. Corporate and correspondent investment sales is comprised of commissions on the sales of bonds to approximately 750 correspondent banks and matched interest rate protection contracts to corporate customers. The decrease in this caption was a decrease in the sales of matched interest rate contacts. The increase in card and merchant processing fees was due to increased volume of activity in credit card and debit card business, while the increase in asset management fees was primarily driven by the Company’s acquisition of Stavis, Margolis Advisory Services, Inc., an investment advisory firm in Houston in January 2005. The increase in other income was primarily attributable to activity associated with the Company’s SBA and student loan portfolios
      Noninterest expense, for the quarter ended March 31, 2005, increased $11.7 million, or six percent, compared to the first quarter of 2004. This increase in noninterest expense is attributed to a $3.2 million increase in salaries and benefits, a $3.2 million increase in marketing expense and a $1.7 million increase in equipment expense. The increase in salaries and benefits and equipment expense was due primarily to the acquisitions of Warren Benefits Group, LP, and Stavis, Margolis Advisory Services Group, Inc. in January 2005, as well as the opening of three de novo banking centers in the first quarter of 2005. The increase in marketing expense was due to the Company’s focused efforts to increase exposure in new and existing markets the Company serves.
Income Taxes
      Income tax expense totaled $46.4 million and $46.1 million for the first quarter of 2005 and 2004, respectively. The effective tax rate for the quarter ended March 31, 2005 was 33.3 percent compared to 34.0 percent for the same period in 2004.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/ Nonperforming Assets

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
	(Unaudited)
Allowance for Loan Losses
Balance at beginning of period	$258,339	$244,882
Add: Provision charged to income	20,273	24,345
Deduct: Allowance for loans securitized	—	591
Allowance transferred to other liabilities	12,189	—
Loans charged off	28,506	30,062
Loan recoveries	(8,648)	(6,081)

Net charge-offs	19,858	23,981

Balance at end of period	$246,565	$244,655

Net charge-offs as a percentage of average loans (annualized)	0.42%	0.55%

	March 31,	December 31,
	2005	2004

Nonperforming Assets
Nonaccrual loans	$49,908	$49,947
Renegotiated loans	722	734

Total nonperforming loans	50,630	50,681
Other real estate	18,452	19,998

Total nonperforming assets	$69,082	$70,679

Accruing loans ninety days or more past due	$14,257	$15,509
Other repossessed assets	740	656
Allowance as a percentage of loans	1.29%	1.37%
Total nonperforming loans as a percentage of loans	0.26	0.27
Total nonperforming assets as a percentage of loans and ORE	0.36	0.37
Accruing loans ninety days or more past due as a percentage of loans	0.07	0.08
Allowance for loan losses as a percentage of nonperforming loans	486.99	509.74
Allowance for loan losses as a percentage of nonperforming assets	356.92	365.51
Financial Condition
Overview
      Total assets at March 31, 2005 were $28.8 billion, up from $28.2 billion at December 31, 2004. The increase in assets was due primarily to internal loan growth.
Assets and Funding
      At March 31, 2005, earning assets totaled $26.4 billion, an increase of approximately $328 million from the $26.1 billion in earning assets at December 31, 2004. The mix of earning assets remained relatively consistent with total investment securities and loans comprising 27 percent and 73 percent, respectively, of total earning assets at March 31, 2005, while at December 31, 2004 total investment securities and loans were 27 percent and 72 percent, respectively, of earning assets. The $310 million growth in loans was funded by a $601 million increase in deposits and a $290 million increase in FHLB and other borrowings, partially offset by a decrease of $271 million of fed funds purchased and securities sold under agreements to repurchase. The increase in deposits is due to the Company’s continued emphasis on funding earning asset growth through internal deposit generation. The increase in FHLB and other borrowings was primarily due to the Company’s lead bank subsidiary issuing approximately $300 million of 15 year subordinated notes.
Liquidity and Capital Resources
      Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At March 31, 2005, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $344 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. During the quarter, the Company enhanced its liquidity position by issuing, at the Company’s lead bank subsidiary level, approximately $300 million of 15 year subordinated notes. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.
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
      The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong, as the ratio of total shareholders’ equity to total assets at March 31, 2005 was 7.25 percent compared to 7.30 percent at December 31, 2004. Shareholders’ equity increased during the first three months of 2005 primarily due to an increase in retained earnings partially offset by an increase in accumulated other comprehensive loss.
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
      Tier I Capital and Total Qualifying Capital as of March 31, 2005 exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at March 31, 2005 were 9.15 percent and 12.37 percent, respectively, compared to 9.14 percent and 11.17 percent at December 31, 2004. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments, disallowed credit-enhancing interest-only strips, period-end goodwill, and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 7.65 percent at March 31, 2005 and 7.55 percent at December 31, 2004. The Company’s tangible leverage ratio was 7.61 percent at March 31, 2005 compared to 7.52 percent at December 31, 2004.

Item 4 — Controls and Procedures

(a)	Restatement
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

(b)	Evaluation of Disclosure Controls and Procedures
      In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures as of March 31, 2005. We identified the following material weakness in our internal control over financial reporting with respect to accounting for hedge transactions:
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
      In connection with this amended Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.
      As previously reported, there was no change in our internal control over financial reporting during the quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to September 30, 2005, we took the remedial actions described above.

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
      In the original filing of our fiscal 2004 Annual Report on Form 10-K, management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement described above, management has determined that the material weakness described above existed as of December 31, 2004. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria established in “Internal Control — Integrated Framework” issued by the COSO. Accordingly, in the Form 10-K/A, which has been filed concurrently with this Form 10-Q/A, management has restated this report on internal control over financial reporting.
      Compass Bancshares, Inc.’s independent auditor, PricewaterhouseCoopers LLP, a registered public accounting firm, has audited management’s revised assessment of our internal control over financial reporting as of December 31, 2004, as stated in their report included in Amendment No. 1 to the Company’s 2004 Annual Report.

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

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased
	Shares Purchased(1)	Paid Per Share	Announced Program(2)	Under the Program(2)

January 1, 2005 — January 31, 2005	28,204	$46.42	—	4,338,600
February 1, 2005 — February 28, 2005	7,032	46.48	—	4,338,600
March 1, 2005 — March 31, 2005	1,155	46.55	—	4,338,600

Total	36,391	$46.43	—

(1)	This column includes (a) purchases of equity instruments under the Company’s publicly announced share repurchase programs described in (2) below and (b) the surrender to the Company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options during the period indicated.

(2)	On January 16, 2003, the Company announced that its Board of Directors had authorized management to purchase 6.3 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date. Additionally, on August 16, 2003, the Company announced that its Board of Directors had authorized management to purchase an additional 4.1 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date.
Item 5 — Other Information
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
      On February 21, 2005, the Board of Directors approved the following fee schedule for non-employee directors: (1) a monthly retainer of $2,687.50 ($3,020.83 for committee chairs), (2) $1,750 for each board meeting attended, (3) $1,300 for each committee meeting attended, (4) an annual stock option grant for 2,000 shares of Compass Bancshares, Inc. common stock, and (5) reimbursement of reasonable out-of-pocket expenses incurred for attendance at Board and Board committee meetings. Monthly retainers and fees are paid into an account for the purchase of Compass common stock under Compass’ Director & Executive Stock Purchase Plan, which includes provisions for an additional matching contribution from Compass of 45% and a “gross-up” to reimburse the directors for all federal income tax obligations attributable to these retainer, fees and matching contributions. The form of stock option agreement for non-employee directors is listed as Exhibit 10(bb) to this report.
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
(x)	Form of Performance Contingent Restricted Stock Agreement filed as Exhibit 10.1 to Compass Bancshares, Inc.’s Current Report on Form 8-K date February 18, 2005 and incorporated herein by reference
(y)	Executive Officer Compensation Arrangements
(z)	Form of Incentive Stock Option Agreement filed as Exhibit 10.2 to Compass Bancshares, Inc.’s Current Report on Form 8-K dated February 18, 2005 and incorporated herein by reference
(aa)	Form of Incentive Stock Option Agreement filed as Exhibit 10.3 to Compass Bancshares, Inc.’s Current Report on Form 8-K dated February 18, 2005 and incorporated herein by reference
(bb)	Form of Incentive Stock Option Agreement filed as Exhibit 10.4 to Compass Bancshares, Inc.’s Current Report on Form 8-K dated February 18, 2005 and incorporated herein by reference

	(cc)	Form of Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(cc) to Compass Bancshares, Inc.’s March 31, 2005, file number 001-31272, filed May 6, 2005 with the Commission)*
(31)	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer
(31)	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer
(32)	(a)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer
(32)	(b)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer
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

By:	/s/ Garrett R. Hegel

Garrett R. Hegel
Chief Financial Officer
Date: January 10, 2006