Form 10-Q/A
period 2005-06-30
COMPASS BANCSHARES INC
filed 2006-01-11
CIK 18568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
INDEX
Explanatory Note
      Compass Bancshares, Inc. is filing this amendment to Form 10-Q for the quarter ended June 30, 2005, an amendment to Form 10-K for the year ended December 31, 2004 and amendments to Form 10-Q for the periods ended March 31, 2005 and September 30, 2005, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-K and Forms 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
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

PART I.     FINANCIAL INFORMATION
Item 1 — Financial Statements
COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2005	December 31, 2004

	(In Thousands, Restated)
	(Unaudited)
Assets
Cash and due from banks	$680,176	$585,679
Federal funds sold and securities purchased under agreements to resell	41,073	46,948
Trading account assets	85,278	77,817
Investment securities available for sale	4,598,312	4,398,184
Investment securities held to maturity (fair value of $2,509,342 and $2,768,334 for 2005 and 2004, respectively)	2,505,436	2,767,099
Loans	20,050,122	18,856,922
Allowance for loan losses	(254,708)	(258,339)

Net loans	19,795,414	18,598,583
Premises and equipment, net	548,328	537,466
Bank owned life insurance	432,335	423,942
Goodwill	316,221	302,619
Other assets	498,851	443,579

Total assets	$29,501,424	$28,181,916

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$5,858,976	$5,476,140
Interest bearing	12,358,090	11,566,592

Total deposits	18,217,066	17,042,732
Federal funds purchased and securities sold under agreements to repurchase	4,520,711	4,532,004
Other short-term borrowings	160,018	175,771
FHLB and other borrowings	4,135,677	4,119,771
Accrued expenses and other liabilities	280,739	255,293

Total liabilities	27,314,211	26,125,571
Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; issued — none)	—	—
Common stock of $2 par value: Authorized — 300,000,000 shares; Issued — 133,476,827 shares in 2005 and 132,903,225 shares in 2004	266,954	265,806
Treasury stock, at cost (9,271,505 shares in 2005 and 9,639,194 shares in 2004)	(320,635)	(333,351)
Surplus	281,754	264,400
Loans to finance stock purchases	(1,009)	(1,056)
Unearned restricted stock	(13,459)	(10,624)
Accumulated other comprehensive loss	(32,109)	(23,376)
Retained earnings	2,005,717	1,894,546

Total shareholders’ equity	2,187,213	2,056,345

Total liabilities and shareholders’ equity	$29,501,424	$28,181,916

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In Thousands, Except Per Share Data, Restated)
	(Unaudited)
Interest income:
Interest and fees on loans	$293,740	$223,331	$563,023	$455,138
Interest on investment securities available for sale	45,701	50,894	91,862	94,906
Interest on investment securities held to maturity	30,132	38,503	62,255	73,071
Interest on federal funds sold and securities purchased under agreements to resell	416	164	629	316
Interest on trading account assets	183	116	355	256

Total interest income	370,172	313,008	718,124	623,687
Interest expense:
Interest on deposits	59,097	38,047	108,559	76,185
Interest on federal funds purchased and securities sold under agreements to repurchase	29,500	9,908	55,692	20,020
Interest on other short-term borrowings	972	191	1,504	393
Interest on FHLB and other borrowings	44,133	45,284	84,326	91,765

Total interest expense	133,702	93,430	250,081	188,363

Net interest income	236,470	219,578	468,043	435,324
Provision for loan losses	27,800	28,178	48,073	52,523

Net interest income after provision for loan losses	208,670	191,400	419,970	382,801
Noninterest income:
Service charges on deposit accounts	78,927	72,994	141,576	137,322
Card and merchant processing fees	24,274	19,016	45,604	35,585
Insurance commissions	15,570	12,806	31,294	27,393
Retail investment sales	8,448	8,092	17,229	15,650
Asset management fees	6,646	5,684	13,707	11,419
Corporate and correspondent investment sales	5,234	4,910	9,354	10,873
Bank owned life insurance	4,216	4,031	8,456	8,203
Investment securities gains, net	79	—	79	2,207
Gain on sale of business	—	—	4,791	—
Trading gains (losses) on economic hedges	9,414	(12,360)	4,818	194
Other	22,623	22,486	48,488	43,278

Total noninterest income	175,431	137,659	325,396	292,124
Noninterest expense:
Salaries, benefits and commissions	118,762	111,330	240,106	229,467
Equipment	20,170	18,948	40,229	37,301
Net occupancy	16,833	16,768	33,485	33,246
Professional services	15,154	13,605	29,234	26,747
Marketing	11,476	10,467	23,361	19,136
Communications	5,447	5,838	10,923	11,361
Amortization of intangibles	1,588	1,624	3,115	3,250
Merger and integration	235	300	469	545
Other	32,930	32,301	63,545	60,275

Total noninterest expense	222,595	211,181	444,467	421,328

Net income before income tax expense	161,506	117,878	300,899	253,597
Income tax expense	55,518	38,261	101,927	84,354

Net income	$105,988	$79,617	$198,972	$169,243

Basic earnings per share	$0.86	$0.66	$1.61	$1.39
Basic weighted average shares outstanding	123,617	122,074	123,452	122,069
Diluted earnings per share	$0.83	$0.63	$1.57	$1.35
Diluted weighted average shares outstanding	126,212	124,947	126,407	125,046
Dividends per share	$0.3500	$0.3125	$0.7000	$0.6250
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity
For the Six Months Ended June 30, 2005 and 2004

					Accumulated
					Other		Total
	Common	Treasury		Retained	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Other	Equity	Income

	(In Thousands, Restated)
	(Unaudited)
Balance, December 31, 2003	$263,138	$(317,669)	$227,404	$1,689,689	$37,306	$(7,294)	$1,892,574
Net income	—	—	—	169,243	—	—	169,243	$169,243
Net change in unrealized gains/ losses on securities available for sale, net of tax	—	—	—	—	(45,124)	—	(45,124)	(45,124)
Net change in accumulated gains/ losses on cash-flow hedging instruments, net of tax	—	—	—	—	(5,289)	—	(5,289)	(5,289)

Comprehensive income								$118,830

Common dividends declared ($0.6250 per share)	—	—	—	(77,162)	—	—	(77,162)
Exercise of stock options and other issuances	1,727	—	17,532	(1,006)	—	—	18,253
Issuance of restricted stock, net of cancellations	242	—	5,217	—	—	(5,970)	(511)
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(195)	(195)
Issuance of treasury stock for acquisitions, stock options and employee benefit plans	—	6,453	913	—	—	—	7,366
Amortization of restricted stock	—	—	—	—	—	1,685	1,685
Purchase of treasury stock	—	(33,096)	—	—	—	—	(33,096)

Balance, June 30, 2004	$265,107	$(344,312)	$251,066	$1,780,764	$(13,107)	$(11,774)	$1,927,744

Balance, December 31, 2004	$265,806	$(333,351)	$264,400	$1,894,546	$(23,376)	$(11,680)	$2,056,345
Net Income	—	—	—	198,972	—	—	198,972	$198,972
Net change in unrealized losses on securities available for sale, net of tax	—	—	—	—	(10,031)	—	(10,031)	(10,031)
Net change in accumulated losses on cash-flow hedging instruments, net of tax	—	—	—	—	1,298	—	1,298	1,298

Comprehensive income								$190,239

Common dividends declared ($0.7000 per share)	—	—	—	(86,754)	—	—	(86,754)
Exercise of stock options and other issuances	911	—	9,417	(1,047)	—	—	9,281
Issuances of restricted stock, net of cancellations	237	—	4,310	—	—	(4,547)	—
Repayments on loans to finance stock purchases, net of advances	—	—	—	—	—	47	47
Issuance of treasury stock for acquisitions, stock options and employee benefit plans	—	14,502	3,627	—	—	—	18,129
Amortization of restricted stock	—	—	—	—	—	1,712	1,712
Purchase of treasury stock	—	(1,786)	—	—	—	—	(1,786)

Balance, June 30, 2005	$266,954	$(320,635)	$281,754	$2,005,717	$(32,109)	$(14,468)	$2,187,213

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

	2005	2004

	(In Thousands, Restated)
	(Unaudited)
Operating Activities:
Net income	$198,972	$169,243
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	54,362	51,328
Accretion of discount and loan fees	(4,334)	(12,273)
Provision for loan losses	48,073	52,523
Net change in trading account assets	(5,665)	13,143
Net gain on sale of investment securities available for sale	(79)	(2,207)
Net gain on sale of business	(4,791)	—
Increase in other assets	(46,441)	(72,223)
Increase in other liabilities	44,272	45,740

Net cash provided by operating activities	284,369	245,274
Investing Activities:
Proceeds from maturities/calls of investment securities held to maturity	266,458	402,288
Purchases of investment securities held to maturity	(5,000)	—
Proceeds from sales of investment securities available for sale	48,627	215,370
Proceeds from maturities/calls of investment securities available for sale	325,842	486,405
Purchases of investment securities available for sale	(595,459)	(1,139,759)
Net decrease in federal funds sold and securities purchased under agreements to resell	5,875	22,147
Net increase in loan portfolio	(1,242,444)	(1,039,435)
Net cash paid in acquisitions	(202)	—
Net cash received in sale of business	4,726	—
Purchases of premises and equipment, net	(41,482)	(35,491)
Proceeds from sales of other real estate owned	9,805	14,522

Net cash used by investing activities	(1,223,254)	(1,073,953)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued

	Six Months Ended
	June 30,

	2005	2004

	(In Thousands, Restated)
	(Unaudited)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	42,921	562,909
Net increase in time deposits	1,131,183	38,161
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(11,293)	86,525
Net decrease in other short-term borrowings	(15,753)	(93,299)
Proceeds from FHLB advances and other borrowings	396,902	1,125,100
Repayment of FHLB advances and other borrowings	(400,274)	(817,774)
Redemption of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	—	(23,000)
Common dividends paid	(122,266)	(77,829)
Purchase of treasury stock	(1,786)	(32,885)
Issuance of treasury stock for stock options	4,420	2,414
Repayment of loans to finance stock purchases	350	301
Proceeds from exercise of stock options	8,978	17,246

Net cash provided by financing activities	1,033,382	787,869

Net increase (decrease) in cash and due from banks	94,497	(40,810)
Cash and due from banks at beginning of period	585,679	726,492

Cash and due from banks at end of period	$680,176	$685,682

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	4,749	11,984
Loans to facilitate the sale of other real estate owned	150	723
Transfers of investment securities available for sale to investment securities held to maturity	—	589,912
Loans to finance stock purchases	303	496
Change in unrealized gain (loss) on investment securities available for sale	(14,063)	(65,206)
Issuance of restricted stock, net of cancellations	4,547	5,970
Treasury stock exchanged for acquisition earnouts	5,840	4,741
Allowance transferred to other liabilities	12,189	—
Business combinations and divestitures:
Common stock issued	7,869	—
Assets acquired	8,092	—
Liabilities assumed	21	—
Assets sold	13	—
Liabilities sold	78	—
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — Restatement
      Compass Bancshares, Inc. is restating its consolidated financial statements for the quarter ended June 30, 2005, for the year ended December 31, 2004 and the quarters ended March 31, 2005 and September 30, 2005. These amendments are being filed to correct errors related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
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
      Consolidated Balance Sheets:

	As of June 30, 2005		As of December 31, 2004		As of December 31, 2003

	As previously		As previously		As previously
	reported	As restated	reported	As restated	reported	As restated

	(In Thousands)
Trading account assets	$70,356	$85,278	$60,156	$77,817	$59,024	$86,219
Other assets	515,276	498,851	463,952	443,579	436,638	409,443
Total assets	29,502,927	29,501,424	28,184,628	28,181,916	26,963,113	26,963,113
Interest bearing deposits	12,354,405	12,358,090	11,563,011	11,566,592	11,060,670	11,060,479
Total deposits	18,213,381	18,217,066	17,039,151	17,042,732	15,687,823	15,687,632
FHLB and other borrowings	4,153,381	4,135,677	4,140,972	4,119,771	4,827,814	4,794,935
Accrued expenses and other liabilities	277,080	280,739	251,477	255,293	193,432	205,811
Total liabilities	27,324,571	27,314,211	26,139,375	26,125,571	25,091,230	25,070,539
Retained earnings	1,996,860	2,005,717	1,883,454	1,894,546	1,668,998	1,689,689
Total shareholders’ equity	2,178,356	2,187,213	2,045,253	2,056,345	1,871,883	1,892,574
Total liabilities and shareholder’s equity	29,502,927	29,501,424	28,184,628	28,181,916	26,963,113	26,963,113
      Consolidated Statements of Income:

			For the
			Year Ended December 31,
	For the
	Nine Months Ended
	September 30, 2005		2004		2003		2002

	As		As		As		As
	previously	As	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated	reported	restated

	(In Thousands, Except Per Share Data)
Interest on deposits	$176,309	$177,193	$152,250	$159,778	$164,049	$174,752	$239,694	$248,221
Interest on FHLB and other borrowings	118,904	129,268	150,518	169,493	172,617	192,314	182,489	197,108
Total interest expense	391,021	402,269	361,698	388,201	367,757	398,157	462,068	485,214
Net interest income	726,402	715,154	911,828	885,325	909,530	879,130	924,855	901,709
Net interest income after provision for loan losses	644,134	632,886	806,170	779,667	789,849	759,449	788,524	765,378
Trading gains (losses) on economic hedges	—	669	—	11,053	—	9,320	—	71,006
Total noninterest income	491,223	491,892	617,590	628,643	526,184	535,504	441,063	512,069
Net income before income tax expense	463,494	452,915	555,282	539,832	518,150	497,070	477,158	525,018
Income tax expense	157,236	153,223	185,498	179,647	176,282	168,392	162,759	180,673
Net income	$306,258	$299,692	$369,784	$360,185	$341,868	$328,678	$314,399	$344,345
Per common share:
Basic earnings	$2.48	$2.42	$3.02	$2.95	$2.74	$2.64	$2.46	$2.70
Diluted earnings	$2.42	$2.37	$2.95	$2.87	$2.69	$2.58	$2.42	$2.65

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
      Consolidated Statements of Income (by quarter):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004

	As		As		As		As
	previously	As	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated	reported	restated

	(In Thousands, Except Per Share Data)
Interest on deposits	$58,810	$59,097	$35,925	$38,047	$107,461	$108,559	$71,960	$76,185
Interest on FHLB and other borrowings	40,704	44,133	40,245	45,284	77,005	84,326	81,714	91,765
Total interest expense	129,986	133,702	86,269	93,430	241,662	250,081	174,087	188,363
Net interest income	240,186	236,470	226,739	219,578	476,462	468,043	449,600	435,324
Net interest income after provision for loan losses	212,386	208,670	198,561	191,400	428,389	419,970	397,077	382,801
Trading gain (losses) on economic hedges	—	9,414	—	(12,360)	—	4,818	—	194
Total noninterest income	166,017	175,431	150,019	137,659	320,578	325,396	291,930	292,124
Net income before income tax expense	155,808	161,506	137,399	117,878	304,500	300,899	267,679	253,597
Income tax expense	53,357	55,518	45,654	38,261	103,293	101,927	89,687	84,354
Net income	102,451	105,988	91,745	79,617	201,207	198,972	177,992	169,243
Per common share:
Basic earnings	0.83	0.86	0.75	0.66	1.63	1.61	1.46	1.39
Diluted earnings	0.81	0.83	0.73	0.63	1.59	1.57	1.42	1.35
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

Restatement
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

Critical Accounting Policies
      The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) the assessment of hedge effectiveness of derivatives and other hedging instruments, (3) the transfer of financial assets and the determination of when special purpose vehicles should be included in the Consolidated Balance Sheets and Consolidated Statements of Income, (4) income taxes and (5) goodwill impairment. These critical accounting policies require the use of estimates, assumptions and judgments which and as such have a greater possibility of producing results that could be materially different than originally reported.
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

Stock-Based Compensation
      The Company has three long-term incentive compensation plans and one employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No share-based employee compensation cost is reflected in net income of the Company for these plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payments. The provisions of SFAS No. 123R were effective for all share-based awards granted, modified, repurchased or cancelled after July 1, 2005. However, on April 15, 2005, the SEC issued release number 33-8568 which delayed the effective date of SFAS No. 123R an additional six months, requiring that companies adopt the provisions of SFAS No. 123R for annual periods beginning after June 15, 2005.
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
      The Company’s actual and pro forma information follows (in thousands, except per share data, restated):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income:
As reported	$105,988	$79,617	$198,972	$169,243
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax	2,124	2,318	4,042	4,929

Pro forma net income	$103,864	$77,299	$194,930	$164,314

Basic earnings per share:
As reported	$0.86	$0.66	$1.61	$1.39
Pro forma	$0.84	$0.64	$1.58	$1.35
Diluted earnings per share:
As reported	$0.83	$0.63	$1.57	$1.35
Pro forma	$0.82	$0.61	$1.54	$1.31

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
      The Company’s Capital Securities and Preferred Stock are summarized below.

	Maturity	June 30,	December 31,
	Dates	2005	2004

	(In Thousands, Restated)
Capital Securities:
8.23% debentures payable to Compass Trust I	2027	$103,093	$103,093
7.35% debentures payable to Compass Trust III	2032	309,279	309,279
Unamortized discount	2027, 2032	(2,756)	(3,544)
Class B Preferred Stock	N/A	18,044	18,012

Total Capital Securities and Preferred Stock		$427,660	$426,840

NOTE 5 — Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In Thousands, Except Per Share Data, Restated)
	(Unaudited)
Basic Earnings Per Share:
Net income	$105,988	$79,617	$198,972	$169,243

Weighted average shares outstanding	123,617	122,074	123,452	122,069

Basic earnings per share	$0.86	$0.66	$1.61	$1.39

Diluted Earnings Per Share:
Net income	$105,988	$79,617	$198,972	$169,243

Weighted average shares outstanding	123,617	122,074	123,452	122,069
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using the average market price for the period	2,595	2,873	2,955	2,977

Weighted average diluted shares outstanding	126,212	124,947	126,407	125,046

Diluted earnings per share	$0.83	$0.63	$1.57	$1.35

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
      The following table presents information for the Company’s segments as of and for the three and six months ended June 30, 2005 and 2004, on a restated basis.
For the Three Months Ended June 30, 2005

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

	(in Thousands)
Income Statement
Net interest income	$98,400	$118,952	$15,052	$13,608	$(9,542)	$236,470
Noninterest income	35,219	118,214	9,370	16,815	(4,187)	175,431
Noninterest expense	49,054	107,185	11,226	4,822	50,308	222,595

Segment income (loss)	$84,565	$129,981	$13,196	$25,601	$(64,037)	189,306

Provision for loan losses						27,800

Net income before income tax expense						161,506
Income tax expense						55,518

Net income						$105,988

Balance Sheet
Average assets	$10,556,569	$8,431,251	$1,311,708	$7,694,776	$1,118,526	$29,112,830
Average loans	10,406,168	8,159,219	1,301,793	—	(275,035)	19,592,145
Average deposits	4,734,582	10,025,577	1,198,010	2,374,016	(50,651)	18,281,534

Period-end assets	$10,725,776	$8,692,505	$1,333,164	$7,733,186	$1,016,793	$29,501,424
Period-end loans	10,548,882	8,395,079	1,323,093	—	(216,932)	20,050,122
Period-end deposits	4,894,724	10,109,844	1,174,193	2,091,066	(52,761)	18,217,066
For the Three Months Ended June 30, 2004

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

	(in Thousands)
Income Statement
Net interest income	$84,611	$83,485	$11,246	$14,479	$25,757	$219,578
Noninterest income	34,836	103,667	7,489	(5,152)	(3,181)	137,659
Noninterest expense	48,412	98,831	9,290	3,569	51,079	211,181

Segment income (loss)	$71,035	$88,321	$9,445	$5,758	$(28,503)	146,056

Provision for loan losses						28,178

Net income before income tax expense						117,878
Income tax expense						38,261

Net income						$79,617

Balance Sheet
Average assets	$9,855,200	$7,382,978	$1,205,296	$7,777,171	$1,562,961	$27,783,606
Average loans	9,714,295	7,130,844	1,196,759	—	(413,854)	17,628,044
Average deposits	4,569,883	9,286,905	1,246,752	1,336,533	(33,980)	16,406,093

Period-end assets	$9,859,425	$7,531,633	$1,214,818	$7,770,700	$1,522,798	$27,899,374
Period-end loans	9,711,177	7,267,544	1,206,852	—	(422,846)	17,762,727
Period-end deposits	4,773,808	9,279,700	1,220,118	1,054,090	(38,415)	16,289,301

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
For the Six Months Ended June 30, 2005

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

	(in Thousands)
Income Statement
Net interest income	$190,748	$228,593	$29,308	$29,914	$(10,520)	$468,043
Noninterest income	78,760	217,707	18,779	19,238	(9,088)	325,396
Noninterest expense	99,016	212,470	23,024	9,279	100,678	444,467

Segment income (loss)	$170,492	$233,830	$25,063	$39,873	$(120,286)	348,972

Provision for loan losses						48,073

Net income before income tax expense						300,899
Income tax expense						101,927

Net income						$198,972

Balance Sheet
Average assets	$10,418,824	$8,282,488	$1,309,189	$7,693,717	$1,113,875	$28,818,093
Average loans	10,278,852	8,016,002	1,299,466	—	(289,765)	19,304,555
Average deposits	4,741,099	9,870,836	1,202,670	2,157,049	(57,825)	17,913,829

Period-end assets	$10,725,776	$8,692,505	$1,333,164	$7,733,186	$1,016,793	$29,501,424
Period-end loans	10,548,882	8,395,079	1,323,093	—	(216,932)	20,050,122
Period-end deposits	4,894,724	10,109,844	1,174,193	2,091,066	(52,761)	18,217,066
For the Six Months Ended June 30, 2004

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

	(in Thousands)
Income Statement
Net interest income	$165,756	$162,136	$21,579	$27,828	$58,025	$435,324
Noninterest income	71,467	192,671	14,779	16,472	(3,265)	292,124
Noninterest expense	98,951	195,409	19,757	7,198	100,013	421,328

Segment income (loss)	$138,272	$159,398	$16,601	$37,102	$(45,253)	306,120

Provision for loan losses						52,523

Net income before income tax expense						253,597
Income tax expense						84,354

Net income						$169,243

Balance Sheet
Average assets	$9,759,184	$7,532,754	$1,165,772	$7,637,169	$1,276,029	$27,370,908
Average loans	9,611,343	7,278,962	1,157,157	—	(441,393)	17,606,069
Average deposits	4,488,987	9,202,411	1,253,011	1,133,186	(37,740)	16,039,855

Period-end assets	$9,859,425	$7,531,633	$1,214,818	$7,770,700	$1,522,798	$27,899,374
Period-end loans	9,711,177	7,267,544	1,206,852	—	(422,846)	17,762,727
Period-end deposits	4,773,808	9,279,700	1,220,118	1,054,090	(38,415)	16,289,301

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 — Loans and Allowance for Loan Losses
      The following presents the composition of the loan portfolio at June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004

	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,786,062	$3,750,063
Real estate — construction	3,481,256	3,027,228
Commercial real estate — mortgage	4,085,626	3,943,163

Total commercial loans	11,352,944	10,720,454
Consumer loans:
Residential real estate — mortgage	1,738,650	1,566,370
Equity lines of credit	1,513,864	1,401,604
Equity loans	1,092,719	1,069,614
Credit card	511,889	505,090
Consumer installment — direct	413,090	484,657
Consumer installment — indirect	3,426,966	3,109,133

Total consumer loans	8,697,178	8,136,468

Total	$20,050,122	$18,856,922

      A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2005 and 2004 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In Thousands)
Balance at beginning of period	$246,565	$244,655	$258,339	$244,882
Add: Provision charged to income	27,800	28,178	48,073	52,523
Deduct: Allowance for loans securitized	—	—	—	591
Allowance transferred to other liabilities	—	—	12,189	—
Net charge-offs (recoveries):
Commercial, financial and agricultural	2,522	2,374	3,248	5,976
Commercial real estate — mortgage	516	2,534	680	2,641
Real estate — construction	305	(33)	255	112
Residential real estate — mortgage	316	159	775	515
Equity lines of credit	48	351	660	1,077
Equity loans	300	889	820	1,462
Credit card	9,191	8,865	17,102	18,444
Consumer installment — direct	1,800	1,500	4,057	3,123
Consumer installment — indirect	4,659	5,621	11,918	12,891

Total net charge-offs	19,657	22,260	39,515	46,241

Balance at end of period	$254,708	$250,573	$254,708	$250,573

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
      Nonperforming assets at June 30, 2005 and December 31, 2004 are detailed in the following table.

	June 30,	December 31,
	2005	2004

	(In Thousands)
Nonaccrual loans	$51,196	$49,947
Renegotiated loans	716	734

Total nonperforming loans	51,912	50,681
Other real estate	15,832	19,998

Total nonperforming assets	$67,744	$70,679

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

	June 30, 2005			December 31, 2004

		Other			Other
		Than			Than
	Trading	Trading		Trading	Trading

	(In Thousands, Restated)
Forward and futures contracts	$214,460	$43,614		$271,863	$18,708
Interest rate swap agreements:
Pay fixed versus receive float	1,522,573	50,000		1,384,586	—
Receive fixed versus pay float	2,031,438	1,261,700		1,944,325	961,700
Written options	91,386	50,707	(1)	63,229	19,812	(1)
Purchased options	160,676	—		97,358	—

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

	June 30, 2005		December 31, 2004

	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value

	(In Thousands, Restated)
Cash Flow Hedges:
Interest rate swap agreements	$750,000	$(3,266)	$700,000	$(3,654)
Fair Value Hedges:
Interest rate swap agreements	561,700	50,131	261,700	33,444
Forward contracts(1)	43,614	123	18,708	9

(1)	Derivatives related to the Company’s mortgage banking activities

Interest-Rate Risk
      The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Fair-Value Hedges
      The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three or six months ended June 30, 2005 and 2004. The Company recognized a decrease in interest expense of $4.3 million and $4.6 million for the three months ended June 30, 2005 and 2004, respectively, and a decrease in interest expense of $7.4 million and $9.2 million for

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
the six months ended June 30, 2005 and 2004, respectively, related to interest rate swaps accounted for as fair value hedges. At June 30, 2005, the fair value hedges had a carrying value of $50 million and a weighted average remaining term of 9.9 years.
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

Share-Based Payments
      On December 15, 2004, the FASB issued SFAS No. 123R, Share-Based Payments. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of the SFAS No. 123R were effective for all share-based awards granted after July 1, 2005 and to share-based

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
awards modified, repurchased, or cancelled after that date. However, on April 15, 2005, the SEC issued release number 33-8568 which delayed the effective date of SFAS No. 123R an additional six months, requiring that companies adopt the provisions of SFAS No. 123R for annual periods beginning after June 15, 2005. Management does not believe the results of the adoption of this standard will differ materially from the pro-forma disclosures in Note 2 — General.

Exchanges of Nonmonetary Assets
      On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS No. 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

Item 2 —	Management’s Discussion and Analysis of Results of Operations and Financial Condition
2005 RESTATEMENT
      Compass Bancshares, Inc. is filing this amendment to Form 10-Q for the quarter ended June 30, 2005 and amendments to Form 10-K for the year ended December 31, 2004 and amendments to Form 10-Q for the periods ended March 31, 2005 and September 30, 2005, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-K and Forms 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
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
Overview
      The Company had net income of $106.0 million for the three months ended June 30, 2005, a 33 percent increase over the $79.6 million earned during the three months ended June 30, 2004. For the same time period, diluted earnings per share increased 32 percent to $0.83 from $0.63 earned in the prior year.
      For the first six months of 2005, net income increased 18 percent to $199.0 million compared to $169.2 million for the same period last year. Diluted earnings per share for the first six months of 2005 increased 16 percent to $1.57 from $1.35 in the first six months of 2004.
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
      Net interest income for the three months ended June 30, 2005, increased to $237.4 million from $220.5 million for the same period last year, as interest income increased $57.2 million and interest expense increased $40.3 million. The increase in interest income was due to a $1.3 billion increase in average earning assets and a 61 basis point increase in the average yield on earning assets from 4.93 percent to 5.54 percent. The increase in average earning assets over the second quarter of 2004 was driven primarily by an increase in average loans of $2.0 billion, partially offset by a decrease of $716 million in investment securities, including both investment securities available for sale and investment securities held to maturity. The increase in average loans was due to continued strong loan production throughout all of the Company’s major markets. The decrease in investment securities was a result of the Company repositioning its balance sheet in August of 2004 by selling approximately $500 million of investment securities available for sale and, in the current year, the Company choosing to use cash flows from the securities portfolio to fund loan growth rather than reinvesting those cash flows into investment securities. The 43 percent increase in interest expense over the second quarter of 2004 was primarily the result of an 74 basis point increase in the average rate paid on interest bearing liabilities coupled with a $339 million increase in average interest bearing liabilities. The increase in average total interest bearing liabilities was driven by an increase of $1.1 billion in interest bearing deposits, partially offset by a decrease of $846 million in FHLB and other borrowings.
      For the first six months of 2005, net interest income increased $32.7 million over the same period last year to $469.8 million, with interest income increasing $94.5 million and interest expense increasing $61.7 million. The increase in interest income was due to a $1.4 billion increase in average earning assets and a 47 basis point increase in the average yield on earning assets from 5.00 percent to 5.47 percent. The increase in average earning assets from the first six months of 2004 was driven primarily by an increase of

$1.7 billion in average loans, offset partially by a decrease of $305 million in investment securities, including both investment securities available for sale and investment securities held to maturity. The changes in these captions for the six months ended June 30, 2005 are consistent with changes between quarters noted previously. The 33 percent increase in interest expense over the first six months of 2004 was primarily the result of a 56 basis point increase in the average rate paid on interest bearing liabilities coupled with a $453 million increase in average interest bearing liabilities. The increase in average total interest bearing liabilities was driven by an increase of $1.1 billion in interest bearing deposits, partially offset by a decrease of $735 million in FHLB and other borrowings.
      Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin increased to 3.55 percent for the second quarter of 2005, compared to 3.46 percent for the same period in 2004. For the six months ended June 30, 2005, net interest margin increased from 3.49 percent in the prior year to 3.57 percent. These increases were caused by the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. During the second quarter of 2005, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 4 basis points as compared to a 12 basis point positive impact for the second quarter of 2004. For the six months ended June 30, 2005, the Company’s use of interest rate contracts increased the Company’s net interest margin by 4 basis points as compared to a positive impact of 15 basis points for the same period last year.
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

Derivatives and Hedging for further information about the Company’s use of derivatives and the fair value of those instruments.

	July 1, 2005
	through	For the Year Ended December 31,
	December 31,
	2005	2006	2007	Thereafter

	($ in Thousands, Restated)
Non-trading interest rate contracts
Cash Flow Hedges
Notional maturity	$500,000	$250,000	$—	$—
Weighted average coupon received on maturities	2.60%	2.34%	—%	—%
Weighted average time to maturity (months)	1	11	—	—
Fair Value Hedges
Notional maturity	$—	$—	$—	$561,700
Weighted average coupon received on maturities	—%	—%	—%	6.43%
Weighted average time to maturity (months)	—	—	—	119
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
      The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2005, as compared to the same period in 2004 (in thousands, restated):

	Three Months Ended June 30, 2005

	Change
	2004	Attributed to
	To
	2005	Volume	Rate	Mix

Interest income:
Federal funds sold and securities purchased under agreements to resell	$252	$1	$249	$2
Trading account assets	72	66	4	2
Investment securities available for sale	(5,208)	(638)	(4,628)	58
Investment securities held to maturity	(8,477)	(7,947)	(665)	135
Loans	70,526	24,903	41,049	4,574

Increase in interest income	$57,165	$16,385	$36,009	$4,771

Interest expense:
Deposits	$21,050	$8,347	$9,244	$3,459
Federal funds purchased and securities sold under agreements to repurchase	19,592	(10)	19,622	(20)
Other short-term borrowings	781	142	366	273
FHLB and other borrowings	(1,151)	(7,647)	7,816	(1,320)

Increase (decrease) in interest expense	$40,272	$832	$37,048	$2,392

	Six Months Ended June 30, 2005

	Change
	2004	Attributed to
	To
	2005	Volume	Rate	Mix

Interest income:
Federal funds sold and securities purchased under agreements to resell	$313	$(34)	$389	$(42)
Trading account assets	103	95	6
				2
Investment securities available for sale	(3,072)	2,242	(5,191)	(123)
Investment securities held to maturity	(11,029)	(9,986)	(1,205)	162
Loans	108,145	43,939	58,557	5,649

Increase in interest income	$94,460	$36,256	$52,556	$5,648

Interest expense:
Deposits	$32,374	$14,484	$12,050	$5,840
Federal funds purchased and securities sold under agreements to repurchase	35,672	349	34,718	605
Other short-term borrowings	1,111	173	652	286
FHLB and other borrowings	(7,439)	(13,820)	7,512	(1,131)

Increase (decrease) in interest expense	$61,718	$1,186	$54,932	$5,600

Noninterest Income and Noninterest Expense
      During the second quarter of 2005, noninterest income increased $37.8 million, or 27 percent, to $175.4 million, from the $137.7 million earned in the second quarter of 2004. The increase in noninterest income is directly attributable to increases in all of the major fee-based businesses of the Company, including a $21.8 million increase in trading gains (losses) on economic hedges, a $5.9 million increase in service charges on deposit accounts, a $5.3 million increase in card and merchant processing fees and a $2.8 million increase in insurance commissions. Noninterest income for the six months ended June 30, 2005 increased $33.3 million, or 11 percent, to $325.4 million, as compared to the same period in 2004. The increase in noninterest income is primarily the result of a $10.0 million increase in card and merchant processing fees, a $4.8 million gain on sale of a non-core business unit, a $4.6 million increase in trading gains (losses) on economic hedges, a $4.3 million increase in service charges on deposit accounts, a $3.9 million increase in insurance commissions, a $2.3 million increase in asset management fees, and a $5.2 million increase in other income. The increase in card and merchant processing fees for both the three and six month periods was due to increased volume of activity in credit card and debit card business, while the increase in service charges on deposit accounts was primarily due to increases in the number of noninterest bearing deposit accounts. The increases in insurance commissions for both the three and six month periods was the result of continued expansion of the property and casualty business throughout the Company’s franchise through internal growth and acquisitions. Income generated from trading gains (losses) on economic hedges represents the mark-to-market valuation adjustments and not settlements on the Company’s own trading hedges portfolio. The increases in this caption are the direct result of fluctuation in the market value of the Company’s trading hedges portfolio and market interest rates. The increase in asset management fees was primarily driven by the Company’s January 2005 acquisition of Stavis, Margolis Advisory Services, Inc., an investment advisory firm based in Houston. The increase in other income for the six month period ended June 30, 2005 was primarily attributable to activity associated with the Company’s SBA and student loan portfolios during the first quarter of 2005.
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
Income Taxes
      Income tax expense totaled $55.5 million and $38.3 million for the second quarter of 2005 and 2004, respectively, and $101.9 million and $84.4 million for the six months ended June 30, 2005 and 2004, respectively. The effective tax rate was 34.4 percent for the second quarter of 2005 compared to 32.5 percent for the same period in 2004, and 33.9 percent and 33.3 percent for the six months ended June 30, 2005 and 2004, respectively.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/ Nonperforming Assets

	Six Months Ended June 30,

	2005	2004

	(in Thousands)
	(Unaudited)
Allowance for Loan Losses
Balance at beginning of period	$258,339	$244,882
Add: Provision charged to income	48,073	52,523
Deduct: Allowance for loans securitized	—	591
Allowance transferred to other liabilities	12,189	—
Loans charged off	54,893	58,742
Loan recoveries	(15,378)	(12,501)

Net charge-offs	39,515	46,241

Balance at end of period	$254,708	$250,573

Net charge-offs as a percentage of average loans (annualized)	0.41%	0.53%

	June 30,	December 31,
	2005	2004

Nonperforming Assets
Nonaccrual loans	$51,196	$49,947
Renegotiated loans	716	734

Total nonperforming loans	51,912	50,681
Other real estate	15,832	19,998

Total nonperforming assets	$67,744	$70,679

Accruing loans ninety days or more past due	$13,725	$15,509
Other repossessed assets	705	656
Allowance as a percentage of loans	1.27%	1.37%
Total nonperforming loans as a percentage of loans	0.26	0.27
Total nonperforming assets as a percentage of loans and ORE	0.34	0.37
Accruing loans ninety days or more past due as a percentage of loans	0.07	0.08
Allowance for loan losses as a percentage of nonperforming loans	490.65	509.74
Allowance for loan losses as a percentage of nonperforming assets	375.99	365.51
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
Liquidity and Capital Resources
      Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At June 30, 2005, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $450 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. In the first quarter of 2005, the Company enhanced its liquidity position by issuing, at the Company’s lead bank subsidiary level, approximately $300 million of 15 year subordinated notes. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.
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
      The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong, as the ratio of total shareholders’ equity to total assets at June 30, 2005 was 7.41 percent compared to 7.30 percent at December 31, 2004. Shareholders’ equity increased during the first six months of 2005 primarily due to an increase in retained earnings.
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
      Tier I Capital and Total Qualifying Capital as of June 30, 2005 exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at June 30, 2005 were 9.07 percent and 12.11 percent, respectively, compared to 9.14 percent and 11.17 percent at December 31, 2004. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments, disallowed credit-enhancing interest-only strips, period-end goodwill, and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 7.73 percent at June 30, 2005 and 7.55 percent at December 31, 2004. The Company’s tangible leverage ratio was 7.70 percent at June 30, 2005 compared to 7.52 percent at December 31, 2004.

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

(b)	Evaluation of Disclosure Controls and Procedures
      In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures as of June 30, 2005. We identified the following material weakness in our internal control over financial reporting with respect to accounting for hedge transactions:

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
      As previously reported, there was no change in our internal control over financial reporting during the quarter ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to September 30, 2005, we took the remedial actions described above.
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
      Compass Bancshares, Inc.’s independent auditor, PricewaterhouseCoopers LLP, a registered public accounting firm, has audited management’s revised assessment of our internal control over financial reporting as of December 31, 2004. This audit report is contained in Amendment No. 1 to the Company’s 2004 Annual Report.

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

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet
	Shares	Average Price	Announced	Be Purchased Under
	Purchased(1)	Paid Per Share	Program(2)	the Program(2)

April 1, 2005 – April 31, 2005	—	$—	—	4,338,600
May 1, 2005 – May 31, 2005	—	—	—	4,338,600
June 1, 2005 – June 30, 2005	5,714	44.56	—	4,338,600

Total	5,714	$44.56	—

(1)	This column includes (a) purchases of equity instruments under the Company’s publicly announced share repurchase programs described in (2) below and (b) the surrender to the Company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options during the period indicated.

(2)	On January 16, 2003, the Company announced that its Board of Directors had authorized management to purchase 6.3 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date. Additionally, on August 16, 2003, the Company announced that its Board of Directors had authorized management to purchase an additional 4.1 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date.
Item 4 — Submission of Matters to Vote of Security Holders
      The Company’s Annual Meeting was held April 18, 2005 at which the shareholders of the Company voted upon (i) the election of three directors and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for 2005.

i.	Election of Directors: James H. Click, Jr., Tranum Fitzpatrick, John S. Stein were elected upon receipt of the following votes for/ withheld, respectively, 106,892,169/ 904,813, 106,693,797/ 1,103,185, and 106,486,229/ 1,310,753.

ii.	Ratification of Appointment of Independent Accountants: The Company’s Audit Committee appointed PricewaterhouseCoopers LLP to serve as the Company’s independent accountants for 2005. Shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants upon the following votes: FOR–106,658,349; AGAINST–913,179; ABSTAIN–225,453.

Item 6 — Exhibits

(3)		Articles of Incorporation and By-Laws of Compass Bancshares, Inc.
	(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998 with the Commission)
	(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086, filed with the Commission)
	(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797, filed with the Commission)
	(d)	Certificate of Amendment, dated September 16, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)
	(e)	Certificate of Amendment, dated November 3, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)
	(f)	Certificate of Amendment, dated May 15, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)
	(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)
	(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998 with the Commission)
(4)		Instruments Defining the Rights of Security Holders, Including Indentures
	(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)
	(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)
(10)		Material Contracts
	(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996 with the Commission)*
	(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999 with the Commission)*
	(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission)*

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission)*
(e)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission)*
(f)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc. Registration Statement on Form S-4, Registration No. 333-15373, filed November 1, 1996 with the Commission)*
(g)	Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc. December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission)*
(h)	First Amendment to Employment Agreement, dated March 31, 1997, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission)*
(i)	First Amendment to Employment Agreement, dated April 14, 1997, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission)*
(j)	First Amendment to Employment Agreement, dated April 18, 1997, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission)*
(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission)*
(l)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission)*
(m)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission)*
(n)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission)*
(o)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(o) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission)*
(p)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission)*

	(q)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission)*
	(r)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission)*
	(s)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission)*
	(t)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file 000-06032, filed March 11, 2002 with the Commission)*
	(u)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001(incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission)*
	(v)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission)*
	(w)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)*
	(x)	Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission)*
	(y)	Form of Amendment Number One to the Performance Contingent Restricted Stock Award Agreement (incorporated by reference to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed October 21, 2005 with the Commission)*
	(z)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission)*
	(aa)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission)*
	(ab)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission)*
	(ac)	Executive Officer Compensation Arrangements (incorporated by reference to Exhibit 10(y) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission)*
	(ad)	Form of Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(cc) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission)*
(31)	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(31)	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer
(32)	(a)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer
(32)	(b)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer
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