Form 10-Q/A
period 2005-09-30
COMPASS BANCSHARES INC
filed 2006-01-11
CIK 18568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/ A
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
INDEX
Explanatory Note
      Compass Bancshares, Inc. is filing this amendment to Form 10-Q for the quarter ended September 30, 2005, an amendment to Form 10-K for the year ended December 31, 2004 and amendments to Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-K and Forms 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
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

PART I. FINANCIAL INFORMATION
Item 1 — Financial Statements
COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in Thousands, Restated)
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Cash and due from banks	$774,812	$585,679
Federal funds sold and securities purchased under agreements to resell	36,225	46,948
Trading account assets	76,070	77,817
Investment securities available for sale	4,514,493	4,398,184
Investment securities held to maturity (fair value of $2,341,796 and $2,768,334 for 2005 and 2004, respectively)	2,359,824	2,767,099
Loans	20,841,790	18,856,922
Allowance for loan losses	(260,512)	(258,339)

Net loans	20,581,278	18,598,583
Premises and equipment, net	542,613	537,466
Bank owned life insurance	436,611	423,942
Goodwill	316,240	302,619
Other assets	495,669	443,579

Total assets	$30,133,835	$28,181,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$6,085,377	$5,476,140
Interest bearing	12,748,849	11,566,592

Total deposits	18,834,226	17,042,732
Federal funds purchased and securities sold under agreements to repurchase	4,405,198	4,532,004
Other short-term borrowings	195,076	175,771
FHLB and other borrowings	4,119,969	4,119,771
Accrued expenses and other liabilities	344,789	255,293

Total liabilities	27,899,258	26,125,571
Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; issued — none)	—	—
Common stock of $2 par value:
Authorized — 300,000,000 shares;
Issued — 133,783,248 shares in 2005 and 132,903,225 shares in 2004	267,566	265,806
Treasury stock, at cost (9,273,328 shares in 2005 and 9,639,194 shares in 2004)	(320,698)	(333,351)
Surplus	290,934	264,400
Loans to finance stock purchases	(1,249)	(1,056)
Unearned restricted stock	(12,327)	(10,624)
Accumulated other comprehensive loss	(52,445)	(23,376)
Retained earnings	2,062,796	1,894,546

Total shareholders’ equity	2,234,577	2,056,345

Total liabilities and shareholders’ equity	$30,133,835	$28,181,916

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income
(In Thousands, Except Per Share Data, Restated)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Interest income:
Interest and fees on loans	$321,087	$238,392	$884,110	$693,530
Interest on investment securities available for sale	48,049	42,914	139,911	137,820
Interest on investment securities held to maturity	29,550	34,709	91,805	107,780
Interest on federal funds sold and securities purchased under agreements to resell	391	283	1,020	599
Interest on trading account assets	222	111	577	367

Total interest income	399,299	316,409	1,117,423	940,096
Interest expense:
Interest on deposits	68,634	39,873	177,193	116,058
Interest on federal funds purchased and securities sold under agreements to repurchase	37,194	15,438	92,886	35,458
Interest on other short-term borrowings	1,418	395	2,922	788
Interest on FHLB and other borrowings	44,942	40,818	129,268	132,583

Total interest expense	152,188	96,524	402,269	284,887

Net interest income	247,111	219,885	715,154	655,209
Provision for loan losses	34,195	25,617	82,268	78,140

Net interest income after provision for loan losses	212,916	194,268	632,886	577,069
Noninterest income:
Service charges on deposit accounts	78,448	73,401	220,024	210,723
Card and merchant processing fees	24,496	19,554	70,100	55,139
Insurance commissions	13,888	11,787	45,182	39,180
Retail investment sales	8,748	8,501	25,977	24,151
Asset management fees	7,386	5,479	21,093	16,898
Corporate and correspondent investment sales	7,037	4,347	16,391	15,220
Bank owned life insurance	4,396	4,224	12,852	12,427
Investment securities gains, net	—	25,129	79	27,336
Gain on sale of business	—	—	4,791	—
Trading gains (losses) on economic hedges	(4,149)	14,873	669	15,067
Other	26,246	19,892	74,734	63,170

Total noninterest income	166,496	187,187	491,892	479,311
Noninterest expense:
Salaries, benefits and commissions	122,979	111,061	363,085	340,528
Equipment	21,048	19,301	61,277	56,602
Net occupancy	17,036	16,377	50,521	49,623
Professional services	15,154	13,407	44,388	40,154
Marketing	10,505	9,749	33,866	28,885
Communications	5,400	5,246	16,323	16,607
Amortization of intangibles	1,541	1,621	4,656	4,871
Merger and integration	454	233	923	778
Loss on prepayment of FHLB advances	—	25,136	—	25,136
Other	33,279	30,370	96,824	90,645

Total noninterest expense	227,396	232,501	671,863	653,829

Net income before income tax expense	152,016	148,954	452,915	402,551
Income tax expense	51,296	50,241	153,223	134,595

Net income	$100,720	$98,713	$299,692	$267,956

Basic earnings per share	$0.81	$0.80	$2.42	$2.19
Basic weighted average shares outstanding	123,947	122,320	123,619	122,153
Diluted earnings per share	$0.80	$0.79	$2.37	$2.14
Diluted weighted average shares outstanding	126,877	125,557	126,487	125,218
Dividends per share	$0.3500	$0.3125	$1.0500	$0.9375
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity
For the Nine Months Ended September 30, 2005 and 2004
(In Thousands, Restated)
(Unaudited)

					Accumulated
					Comprehensive		Total
	Common	Treasury		Retained	Income		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	(Loss)	Other	Equity	Income

Balance, December 31, 2003	$263,138	$(317,669)	$227,404	$1,689,689	$37,306	$(7,294)	$1,892,574
Net income	—	—	—	267,956	—	—	267,956	$267,956
Change in unrealized net losses on securities available for sale, net of tax	—	—	—	—	(37,056)	—	(37,056)	(37,056)
Change in accumulated net gains/losses on cash-flow hedging instruments, net of tax	—	—	—	—	(4,281)	—	(4,281)	(4,281)

Comprehensive income								$226,619

Common dividends declared ($0.9375 per share)	—	—	—	(115,528)	—	—	(115,528)
Exercise of stock options and other issuances	2,060	—	21,968	(1,312)	—	—	22,716
Issuance of restricted stock, net of cancellations	262	—	6,720	—	—	(7,651)	(669)
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(250)	(250)
Issuance of treasury stock for acquisitions, stock options and employee benefit plans	—	7,100	913	—	—	—	8,013
Amortization of restricted stock	—	—	—	—	—	3,059	3,059
Purchase of treasury stock	—	(33,743)	—	—	—	—	(33,743)

Balance, September 30, 2004	$265,460	$(344,312)	$257,005	$1,840,805	$(4,031)	$(12,136)	$2,002,791

Balance, December 31, 2004	$265,806	$(333,351)	$264,400	$1,894,546	$(23,376)	$(11,680)	$2,056,345
Net Income	—	—	—	299,692	—	—	299,692	$299,692
Change in unrealized net losses on securities available for sale, net of tax	—	—	—	—	(31,429)	—	(31,429)	(31,429)
Change in accumulated net losses on cash-flow hedging instruments, net of tax	—	—	—	—	2,360	—	2,360	2,360

Comprehensive income								$270,623

Common dividends declared ($1.0500 per share)	—	—	—	(130,330)	—	—	(130,330)
Exercise of stock options and other issuances	1,510	—	17,957	(1,112)	—	—	18,355
Issuances of restricted stock, net of cancellations	250	—	4,932	—	—	(5,182)	—
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(193)	(193)
Issuance of treasury stock for acquisitions, stock options and employee benefit plans	—	14,557	3,645	—	—	—	18,202
Amortization of restricted stock	—	—	—	—	—	3,479	3,479
Purchase of treasury stock	—	(1,904)	—	—	—	—	(1,904)

Balance, September 30, 2005	$267,566	$(320,698)	$290,934	$2,062,796	$(52,445)	$(13,576)	$2,234,577

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands, Restated)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Operating Activities:
Net income	$299,692	$267,956
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	79,012	81,481
Accretion of discount and loan fees	(6,479)	(15,868)
Provision for loan losses	82,268	78,140
Net change in trading account assets	4,140	8,237
Net gain on sale of investment securities available for sale	(79)	(27,336)
Net loss on prepayment of FHLB advances	—	25,136
Net gain on sale of business	(4,791)	—
Increase in other assets	(63,713)	(75,162)
Increase in other liabilities	114,405	58,614

Net cash provided by operating activities	504,455	401,198
Investing Activities:
Proceeds from prepayments, maturities and calls of investment securities held to maturity	413,086	585,879
Purchases of investment securities held to maturity	(5,000)	—
Proceeds from sales of investment securities available for sale	50,870	812,248
Proceeds from prepayments, maturities and calls of investment securities available for sale	520,399	684,966
Purchases of investment securities available for sale	(744,377)	(1,392,921)
Net decrease in federal funds sold and securities purchased under agreements to resell	10,723	35,662
Net increase in loan portfolio	(2,066,949)	(1,724,255)
Net cash paid in acquisitions	(202)	—
Net cash received in sale of business	4,726	—
Purchases of premises and equipment, net	(49,777)	(46,910)
Proceeds from sales of other real estate owned	15,841	23,958

Net cash used by investing activities	(1,850,660)	(1,021,373)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	633,014	579,824
Net increase in time deposits	1,158,250	225,296
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(126,806)	598,237
Net increase (decrease) in other short-term borrowings	19,305	(58,650)
Proceeds from FHLB advances and other borrowings	396,902	1,125,101
Repayment of FHLB advances and other borrowings	(400,376)	(1,793,004)
Redemption of guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	—	(23,000)
Common dividends paid	(165,702)	(115,914)
Purchase of treasury stock	(1,904)	(33,743)
Issuance of treasury stock for benefit plans and stock options	4,493	3,272
Repayment of loans to finance stock purchases	491	357
Proceeds from exercise of stock options	17,671	21,440

Net cash provided by financing activities	1,535,338	529,216

Net increase (decrease) in cash and due from banks	189,133	(90,959)
Cash and due from banks at beginning of period	585,679	726,492

Cash and due from banks at end of period	$774,812	$635,533

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$8,428	$20,093
Loans to facilitate the sale of other real estate owned	780	1,006
Assets retained in loan securitizations	—	589,912
Loans to finance stock purchases	684	607
Change in unrealized gain (loss) on investment securities available for sale	(47,593)	(50,175)
Issuance of restricted stock, net of cancellations	5,182	7,651
Treasury stock exchanged for acquisition earnouts	5,840	4,741
Allowance transferred to other liabilities	12,189	—
Business combinations and divestitures:
Common stock issued from treasury stock	7,869	—
Assets acquired	8,092	—
Liabilities assumed	21	—
Assets sold	13	—
Liabilities sold	78	—
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — Restatement
      Compass Bancshares, Inc. is restating its consolidated financial statements for the quarter ended September 30, 2005, for the year ended December 31, 2004 and for the quarters ended March 31, 2005 and June 30, 2005. These amendments are being filed to correct errors related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Consolidated Balance Sheets:

	As of September 30, 2005		As of December 31, 2004		As of December 31, 2003

	As previously		As previously		As previously
	reported	As restated	reported	As restated	reported	As restated

	(In thousands)
Trading account assets	$66,321	$76,070	$60,156	$77,817	$59,024	$86,219
Other assets	502,863	495,669	463,952	443,579	436,638	409,443
Total assets	30,131,280	30,133,835	28,184,628	28,181,916	26,963,113	26,963,113
Interest bearing deposits	12,743,779	12,748,849	11,563,011	11,566,592	11,060,670	11,060,479
Total deposits	18,829,156	18,834,226	17,039,151	17,042,732	15,687,823	15,687,632
FHLB and other borrowings	4,132,080	4,119,969	4,140,972	4,119,771	4,827,814	4,794,935
Accrued expenses and other liabilities	339,719	344,789	251,477	255,293	193,432	205,811
Total liabilities	27,901,229	27,899,258	26,139,375	26,125,571	25,091,230	25,070,539
Retained earnings	2,058,270	2,062,796	1,883,454	1,894,546	1,668,998	1,689,689
Total shareholders’ equity	2,230,051	2,234,577	2,045,253	2,056,345	1,871,883	1,892,574
Total liabilities and shareholder’s equity	30,131,280	30,133,835	28,184,628	28,181,916	26,963,113	26,963,113
Consolidated Statements of Income:

			For the Year Ended December 31,
	For the Nine Months
	Ended
	September 30, 2005		2004		2003		2002

	As		As		As		As
	previously	As	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated	reported	restated

	(In thousands, except per share data)
Interest on deposits	$176,309	$177,193	$152,250	$159,778	$164,049	$174,752	$239,694	$248,221
Interest on FHLB and other borrowings	118,904	129,268	150,518	169,493	172,617	192,314	182,489	197,108
Total interest expense	391,021	402,269	361,698	388,201	367,757	398,157	462,068	485,214
Net interest income	726,402	715,154	911,828	885,325	909,530	879,130	924,855	901,709
Net interest income after provision for loan losses	644,134	632,886	806,170	779,667	789,849	759,449	788,524	765,378
Trading gains (losses) on economic hedges	—	669	—	11,053	—	9,320	—	71,006
Total noninterest income	491,223	491,892	617,590	628,643	526,184	535,504	441,063	512,069
Net income before income tax expense	463,494	452,915	555,282	539,832	518,150	497,070	477,158	525,018
Income tax expense	157,236	153,223	185,498	179,647	176,282	168,392	162,759	180,673
Net income	$306,258	$299,692	$369,784	$360,185	$341,868	$328,678	$314,399	$344,345
Per common share:
Basic earnings	$2.48	$2.42	$3.02	$2.95	$2.74	$2.64	$2.46	$2.70
Diluted earnings	$2.42	$2.37	$2.95	$2.87	$2.69	$2.58	$2.42	$2.65

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Consolidated Statements of Income (by quarters):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004

	As		As		As		As
	previously	As	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated	reported	restated

	(In Thousands, Except Per Share Data)
Interest on deposits	$68,848	$68,634	$37,861	$39,873	$176,309	$177,193	$109,821	$116,058
Interest on FHLB and other borrowings	41,899	44,942	36,184	40,818	118,904	129,268	117,898	132,583
Total interest expense	149,359	152,188	89,878	96,524	391,021	402,269	263,965	284,887
Net interest income	249,940	247,111	226,531	219,885	726,402	715,154	676,131	655,209
Net interest income after provision for loan losses	215,745	212,916	200,914	194,268	644,134	632,886	597,991	577,069
Trading gain (losses) on economic hedges	—	(4,149)	—	14,873	—	669	—	15,067
Total noninterest income	170,645	166,496	172,314	187,187	491,223	491,892	464,244	479,311
Net income before income tax expense	158,994	152,016	140,727	148,954	463,494	452,915	408,406	402,551
Income tax expense	53,943	51,296	47,125	50,241	157,236	153,223	136,812	134,595
Net income	105,051	100,720	93,602	98,713	306,258	299,692	271,594	267,956
Per common share:
Basic earnings	0.85	0.81	0.76	0.80	2.48	2.42	2.22	2.19
Diluted earnings	0.83	0.80	0.75	0.79	2.42	2.37	2.17	2.14
Statement of Changes in Shareholders’ Equity:

			For the Year Ended December 31,
	For the Nine Months
	Ended
	September 30, 2005		2004		2003		2002

	As		As		As		As
	previously		previously		previously		previously
	reported	As restated	reported	As restated	reported	As restated	reported	As restated

	(In thousands)
Balance, beginning of period	$2,045,253	$2,056,345	$1,871,883	$1,892,574	$1,931,502	$1,965,383	$1,715,641	$1,719,576
Increase attributable to net income	306,258	299,692	369,784	360,185	341,868	328,678	314,399	344,345
Balance, end of period	2,230,051	2,234,577	2,045,253	2,056,345	1,871,883	1,892,574	1,931,502	1,965,383
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The Company’s actual and pro forma information follows (in thousands, except per share data, restated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income:
As reported	$100,720	$98,713	$299,692	$267,956
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax	1,485	2,234	5,527	7,163

Pro forma net income	$99,235	$96,479	$294,165	$260,793

Basic earnings per share:
As reported	$0.81	$0.80	$2.42	$2.19
Pro forma	0.80	0.78	2.38	2.13
Diluted earnings per share:
As reported	$0.80	$0.79	$2.37	$2.14
Pro forma	0.79	0.77	2.33	2.08

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
      The Company owns all of the outstanding common stock of each of the two trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent Company (“Capital Securities”). These Capital Securities are the trusts’ only assets and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. In December of 2003, the Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trust’s Trust Preferred Securities. The Capital Securities are included in FHLB and other borrowings in the Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004.
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
      The Company’s Capital Securities and Preferred Stock are summarized below.

	Maturity	September 30,	December 31,
	Dates	2005	2004

		(In thousands, restated)
Capital Securities:
8.23% debentures payable to Compass Trust I	2027	$103,093	$103,093
7.35% debentures payable to Compass Trust III	2032	309,279	309,279
Unamortized discount	2027, 2032	(2,363)	(3,544)
Class B Preferred Stock	N/A	18,055	18,012

Total Capital Securities and Preferred Stock		$428,064	$426,840

NOTE 5 — Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data, restated)
BASIC EARNINGS PER SHARE:
Net income	$100,720	$98,713	$299,692	$267,956

Weighted average shares outstanding	123,947	122,320	123,619	122,153

Basic earnings per share	$0.81	$0.80	$2.42	$2.19

DILUTED EARNINGS PER SHARE:
Net income	$100,720	$98,713	$299,692	$267,956

Weighted average shares outstanding	123,947	122,320	123,619	122,153
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using the average Market price for the period	2,930	3,237	2,868	3,065

Weighted average diluted shares outstanding	126,877	125,557	126,487	125,218

Diluted earnings per share	$0.80	$0.79	$2.37	$2.14

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The following table presents information for the Company’s segments as of and for the three and nine months ended September 30, 2005 and 2004, on a restated basis.
For the Three Months Ended September 30, 2005
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income	$98,152	$110,261	$13,946	$8,227	$16,525	$247,111
Noninterest income	36,153	120,732	9,350	3,435	(3,174)	166,496
Noninterest expense	51,835	108,402	11,518	5,458	50,183	227,396

Segment income (loss)	$82,470	$122,591	$11,778	$6,204	$(36,832)	186,211

Provision for loan losses						34,195

Net income before income tax expense						152,016
Income tax expense						51,296

Net income						$100,720

Balance Sheet
Average assets	$10,814,230	$8,953,521	$1,372,234	$7,582,228	$1,045,981	$29,768,194
Average loans	10,646,541	8,663,137	1,361,449	—	(251,254)	20,419,873
Average deposits	4,781,285	10,336,080	1,193,899	2,385,202	(61,771)	18,634,695

Period-end assets	$11,056,344	$9,082,146	$1,432,297	$7,493,000	$1,070,048	$30,133,835
Period-end loans	10,881,742	8,788,175	1,421,202	—	(249,329)	20,841,790
Period-end deposits	4,950,555	10,743,534	1,191,743	2,017,815	(69,421)	18,834,226
For the Three Months Ended September 30, 2004
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income	$92,619	$99,736	$13,486	$6,272	$7,772	$219,885
Noninterest income	31,446	103,616	7,152	46,860	(1,887)	187,187
Noninterest expense	47,998	99,592	9,205	29,303	46,403	232,501

Segment income (loss)	$76,067	$103,760	$11,433	$23,829	$(40,518)	174,571

Provision for loan losses						25,617

Net income before income tax expense						148,954
Income tax expense						50,241

Net income						$98,713

Balance Sheet
Average assets	$9,951,597	$7,655,062	$1,235,378	$7,674,723	$1,209,995	$27,726,755
Average loans	9,816,429	7,397,193	1,226,719	—	(366,652)	18,073,689
Average deposits	4,697,478	9,333,440	1,226,800	1,278,569	(43,074)	16,493,213

Period-end assets	$10,122,896	$7,799,878	$1,271,932	$7,599,333	$989,200	$27,783,239
Period-end loans	9,986,753	7,528,562	1,263,744	—	(359,073)	18,419,986
Period-end deposits	4,811,143	9,396,096	1,216,904	1,112,580	(43,111)	16,493,612

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the Nine Months Ended September 30, 2005
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income	$286,209	$325,943	$41,138	$21,748	$40,116	$715,154
Noninterest income	114,964	338,413	28,106	22,673	(12,264)	491,892
Noninterest expense	150,850	320,755	34,540	15,038	150,680	671,863

Segment income (loss)	$250,323	$343,601	$34,704	$29,383	$(122,828)	535,183

Provision for loan losses						82,268

Net income before income tax expense						452,915
Income tax expense						153,223

Net income						$299,692

Balance Sheet
Average assets	$10,552,080	$8,508,236	$1,330,435	$7,656,145	$1,091,377	$29,138,273
Average loans	10,402,759	8,234,085	1,320,354	—	(276,785)	19,680,413
Average deposits	4,754,642	10,027,621	1,199,714	2,233,935	(59,154)	18,156,758

Period-end assets	$11,056,344	$9,082,146	$1,432,297	$7,493,000	$1,070,048	$30,133,835
Period-end loans	10,881,742	8,788,175	1,421,202	—	(249,329)	20,841,790
Period-end deposits	4,950,555	10,743,534	1,191,743	2,017,815	(69,421)	18,834,226
For the Nine Months Ended September 30, 2004
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

Income Statement
Net interest income	$277,374	$295,074	$40,065	$34,951	$7,745	$655,209
Noninterest income	102,913	296,288	21,931	63,331	(5,152)	479,311
Noninterest expense	146,950	294,998	28,963	37,944	144,974	653,829

Segment income (loss)	$233,337	$296,364	$33,033	$60,338	$(142,381)	480,691

Provision for loan losses						78,140

Net income before income tax expense						402,551
Income tax expense						134,595

Net income						$267,956

Balance Sheet
Average assets	$9,823,790	$7,573,620	$1,189,143	$7,649,778	$1,254,058	$27,490,389
Average loans	9,680,204	7,318,660	1,180,513	—	(416,297)	17,763,080
Average deposits	4,558,991	9,246,406	1,244,210	1,182,001	(39,530)	16,192,078

Period-end assets	$10,122,896	$7,799,878	$1,271,932	$7,599,333	$989,200	$27,783,239
Period-end loans	9,986,753	7,528,562	1,263,744	—	(359,073)	18,419,986
Period-end deposits	4,811,143	9,396,096	1,216,904	1,112,580	(43,111)	16,493,612

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE 7 —	Loans and Allowance for Loan Losses
      The following presents the composition of the loan portfolio at September 30, 2005 and December 31, 2004.

	September 30,	December 31,
	2005	2004

	(In thousands)
Commercial loans:
Commercial, financial and agricultural	$3,809,480	$3,750,063
Real estate — construction	3,830,403	3,027,228
Commercial real estate — mortgage	3,997,237	3,943,163

Total commercial loans	11,637,120	10,720,454
Consumer loans:
Residential real estate — mortgage	1,858,865	1,566,370
Equity lines of credit	1,570,209	1,401,604
Equity loans	1,132,021	1,069,614
Credit card	505,248	505,090
Consumer installment — direct	443,689	484,657
Consumer installment — indirect	3,694,638	3,109,133

Total consumer loans	9,204,670	8,136,468

Total	$20,841,790	$18,856,922

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2005 and 2004 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Balance at beginning of period	$254,708	$250,573	$258,339	$244,882
Add: Provision charged to income	34,195	25,617	82,268	78,140
Deduct: Allowance for loans securitized	—	—	—	591
Allowance transferred to other liabilities	—	—	12,189	—
Net charge-offs:
Commercial, financial and agricultural	4,982	612	8,230	6,588
Real estate — construction	98	3	353	115
Commercial real estate — mortgage	541	328	1,221	2,969
Residential real estate — mortgage	331	489	1,106	1,004
Equity lines of credit	564	812	1,224	1,889
Equity loans	736	142	1,556	1,604
Credit card	8,331	7,266	25,433	25,710
Consumer installment — direct	4,739	2,992	8,796	6,115
Consumer installment — indirect	8,069	7,508	19,987	20,399

Total net charge-offs	28,391	20,152	67,906	66,393

Balance at end of period	$260,512	$256,038	$260,512	$256,038

      Nonperforming assets at September 30, 2005 and December 31, 2004 are detailed in the following table.

	September 30,	December 31,
	2005	2004

	(In thousands)
Nonaccrual loans	$50,261	$49,947
Renegotiated loans	707	734

Total nonperforming loans	50,968	50,681
Other real estate	12,796	19,998

Total nonperforming assets	$63,764	$70,679

NOTE 8 —	Securitized Assets
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

NOTE 9 —	Investments
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

	September 30,			December 31,
	2005			2004

		Other			Other
		Than			Than
	Trading	Trading		Trading	Trading

	(In thousands, restated)
Forward and futures contracts	$259,708	$39,455		$271,863	$18,708
Interest rate swap agreements:
Pay fixed versus receive float	1,642,488	200,000		1,384,586	—
Receive fixed versus pay float	2,138,937	761,700		1,944,325	961,700
Written options	239,319	44,397	(1)	63,229	19,812	(1)
Purchased options	286,584	—		97,358	—

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

	September 30,		December 31,
	2005		2004

	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value

	(In thousands, restated)
Cash Flow Hedges:
Interest rate swap agreements	$400,000	$(2,370)	$700,000	$(3,654)
Fair Value Hedges:
Interest rate swap agreements	561,700	33,199	261,700	33,444
Forward contracts(1)	39,455	(184)	18,708	9

(1)	Derivatives related to the Company’s mortgage banking activities

Interest-Rate Risk
      The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Fair-Value Hedges
      The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three or nine months ended September 30, 2005 and 2004. The Company recognized a decrease in interest expense of $3.7 million and $4.2 million for the three months

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
ended September 30, 2005 and 2004, respectively, and a decrease in interest expense of $11.1 million and $13.4 million for the nine months ended September 30, 2005 and 2004, respectively, related to interest rate swaps accounted for as fair value hedges. At September 30, 2005, the fair value hedges had a carrying value of $33 million and a weighted average remaining term of 9.6 years.
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

Share-Based Payments
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of the SFAS No. 123R were effective for all share-based awards granted after July 1, 2005 and to share-based awards modified, repurchased, or cancelled after that date. However, on April 15, 2005, the SEC issued release number 33-8568 which delayed the effective date of SFAS No. 123R an additional six months, requiring that companies adopt the provisions of SFAS No. 123R for annual periods beginning after June 15, 2005. Management does not believe the results of the adoption of this standard will differ materially from the pro-forma disclosures in Note 2 — General.

Exchanges of Nonmonetary Assets
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS No. 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

Accounting Changes and Error Corrections
      In May 2005, the FAS issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion 20 and FASB Statement No. 3. SFAS No. 154 amends the existing guidance and applies to the accounting for and reporting of a change in accounting principle. Additionally, SFAS No. 154 applies to changes required by accounting pronouncements when the pronouncement does not include explicit transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operation of the Company.

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition
2005 RESTATEMENT
      Compass Bancshares, Inc. is filing this amendment to Form 10-Q for the quarter ended September 30, 2005 and amendments to Form 10-K for the year ended December 31, 2004 and amendments to Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-K and Forms 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).
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
Overview
      The Company reported net income of $100.7 million for the three months ended September 30, 2005, a two percent increase over the $98.7 million earned during the three months ended September 30, 2004. For the same time period, diluted earnings per share increased one percent to $0.80 from $0.79 earned in the prior year.
      For the first nine months of 2005, net income increased 12 percent to $299.7 million from $268.0 million for the same period last year. Diluted earnings per share for the first nine months of 2005 increased 11 percent to $2.37 from $2.14 in the first nine months of 2004.
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
      Net interest income for the three months ended September 30, 2005, increased to $248.3 million from $220.8 million for the same period last year, as interest income increased $83.2 million and interest expense increased $55.7 million. The increase in interest income was due to a $1.9 billion increase in average earning assets and an 84 basis point increase in the average yield on earning assets from 4.94 percent to 5.78 percent. The increase in average earning assets over the third quarter of 2004 was driven primarily by an increase in average loans of $2.3 billion, partially offset by a decrease of $395 million in investment securities, including both investment securities available for sale and investment securities held to maturity. The increase in average loans was due to continued strong loan production throughout all of the Company’s major markets. The decrease in investment securities was a result of the Company repositioning its balance sheet in August of 2004 by selling approximately $500 million of investment securities available for sale and, in the current year, the Company choosing to use some of the cash flows from the securities portfolio to fund loan growth rather than reinvesting those cash flows into investment securities. The 58 percent increase in interest expense over the third quarter of 2004 was primarily the result of a 94 basis point increase in the average rate paid on interest bearing liabilities coupled with a $1.0 billion increase in average interest bearing liabilities. The increase in average total interest bearing liabilities was driven by an increase of $1.4 billion in interest bearing deposits, partially offset by a decrease of $423 million in FHLB and other borrowings.
      For the first nine months of 2005, net interest income increased $60.3 million over the same period last year to $718.2 million, with interest income increasing $177.7 million and interest expense increasing $117.4 million. The increase in interest income was due to a $1.6 billion increase in average earning assets and a 59 basis point increase in the average yield on earning assets from 4.98 percent to 5.57 percent. The increase in average earning assets from the first nine months of 2004 was driven primarily by an increase of $1.9 billion in average loans, offset partially by a decrease of $336 million in investment securities, including both investment securities available for sale and investment securities held to maturity. The changes in these captions for the nine months ended September 30, 2005 are consistent with changes between quarters noted previously. The 41 percent increase in interest expense over the first nine months of 2004 was primarily the result of a 69 basis point increase in the average rate paid on interest bearing liabilities coupled with a $645 million increase in average interest bearing liabilities. The increase in average total interest bearing liabilities was driven by an increase of $1.2 billion in interest bearing deposits, partially offset by a decrease of $630 million in FHLB and other borrowings.
      Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin increased to 3.58 percent for the third quarter of 2005, compared to 3.44 percent for the same period in 2004. For the nine months ended September 30, 2005, net interest margin increased from 3.47 percent in the prior year to 3.57 percent. These increases were caused by the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. During the third quarter of 2005, the Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by 2 basis points as compared to a 10 basis point positive impact for the third quarter of 2004. For the nine months ended September 30, 2005, the Company’s use of interest rate contracts increased the Company’s net interest margin by 3 basis points as compared to a positive impact of 13 basis points for the same period last year.
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

	October 1, 2005
	through	For the Year Ended December 31,
	December 31,
	2005	2006	2007	Thereafter

	($ In Thousands, Restated)
Non-trading interest rate contracts
Cash Flow Hedges
Notional maturity	$—	$400,000	$—	$—
Weighted average coupon received on maturities	—%	2.93%	—%	—%
Weighted average time to maturity (months)	—	9	—	—
Fair Value Hedges
Notional maturity	$—	$—	$—	$561,700
Weighted average coupon received on maturities	—%	—%	—%	6.43%
Weighted average time to maturity (months)	—	—	—	116
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

      The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 2005, as compared to the same period in 2004 (in thousands, restated):

	Three Months Ended September 30, 2005

	Change	Attributed to
	2004 To
	2005	Volume	Rate	Mix

Interest income:
Federal funds sold and securities purchased under agreements to resell	$108	$(110)	$358	$(140)
Trading account assets	110	112	(1)	(1)
Investment securities available for sale	5,384	1,795	3,445	144
Investment securities held to maturity	(5,183)	(6,769)	1,962	(376)
Loans	82,801	30,974	45,872	5,955

Increase in interest income	$83,220	$26,002	$51,636	$5,582

Interest expense:
Deposits	$28,761	$12,545	$14,159	$2,057
Federal funds purchased and securities sold under agreements to repurchase	21,756	(206)	22,259	(297)
Other short-term borrowings	1,023	200	547	276
FHLB and other borrowings	4,124	(3,826)	8,772	(822)

Increase in interest expense	$55,664	$8,713	$45,737	$1,214

	Nine Months Ended September 30, 2005

	Change	Attributed to
	2004 To
	2005	Volume	Rate	Mix

Interest income:
Federal funds sold and securities purchased under agreements to resell	$421	$(137)	$723	$(165)
Trading account assets	213	204	6	3
Investment securities available for sale	2,312	4,092	(1,729)	(51)
Investment securities held to maturity	(16,212)	(16,835)	736	(113)
Loans	190,946	74,917	104,725	11,304

Increase in interest income	$177,680	$62,241	$104,461	$10,978

Interest expense:
Deposits	$61,135	$26,904	$25,890	$8,341
Federal funds purchased and securities sold under agreements to repurchase	57,428	240	56,804	384
Other short-term borrowings	2,134	366	1,207	561
FHLB and other borrowings	(3,315)	(17,568)	16,430	(2,177)

Increase in interest expense	$117,382	$9,942	$100,331	$7,109

Noninterest Income and Noninterest Expense
      During the third quarter of 2005, noninterest income decreased $20.7 million, or 11 percent, to $166.5 million, from the $187.2 million earned in the third quarter of 2004. Excluding gains on the sale of securities from the prior year of $25.1 million, noninterest income increased $4.4 million, or three percent, compared to the same quarter a year ago. The increase in noninterest income was directly attributable to increases in most of the major fee-based businesses of the Company, including a $5.0 million increase in service charges on deposit accounts, a $4.9 million increase in card and merchant processing fees, a $2.7 million increase in corporate and correspondent investment sales, a $2.1 million increase in insurance commissions, a $6.4 million increase in other income, partially offset by a $19.0 million decrease in trading gains (losses) on economic hedges. Noninterest income for the nine months ended September 30, 2005 increased $12.6 million, or three percent, to $491.9 million, as compared to the same period in 2004. Excluding the gain on the sale of a non-core business unit in the current year of $4.8 million and investment securities gains in the current year of $79,000 and $27.3 million in the prior year, noninterest income increased by $35.0 million, or eight percent over the previous year. The increase in noninterest income was primarily the result of a $15.0 million increase in card and merchant processing fees, a $9.3 million increase in service charges on deposit accounts, a $6.0 million increase in insurance commissions, a $4.2 million increase in asset management fees, an $11.6 million increase in other income, offset partially by a $14.4 million decrease in trading gains (losses) on economic hedges. The increase in card and merchant processing fees for both the three and nine month periods was due to increased volume of activity in credit card and debit card business, while the increase in service charges on deposit accounts was primarily due to increases in the number of noninterest bearing deposit accounts. The increase in insurance commissions for both the three and nine month periods was the result of continued expansion of the property and casualty business throughout the Company’s franchise through both internal growth and acquisitions. The increase in asset management fees was primarily driven by the Company’s January 2005 acquisition of Stavis, Margolis Advisory Services, Inc., an investment advisory firm based in Houston. The increase in other income for both the three and nine month periods ended September 30, 2005 was primarily attributable to the Company achieving certain volume incentives through the card and merchant processing business and increased fees generated through letters of credit. Income generated through trading gains (losses) on the economic hedges line item represents the mark-to-market valuation adjustments and net settlements on the Company’s own trading hedges portfolio. The decreases in this caption were due to fluctuations in the market value of the Company’s trading hedges portfolio and market interest rates.
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
Income Taxes
      Income tax expense totaled $51.3 million and $50.2 million for the third quarter of 2005 and 2004, respectively, and $153.2 million and $134.6 million for the nine months ended September 30, 2005 and 2004, respectively. The effective tax rate was 33.7 percent for the third quarter of 2005 compared to 33.7 percent for the same period in 2004, and 33.8 percent and 33.4 percent for the nine months ended September 30, 2005 and 2004, respectively.
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

Allowance for Loan Losses/ Nonperforming Assets
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
Liquidity and Capital Resources
      Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At September 30, 2005, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $287 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. In the first quarter of 2005, the Company enhanced its liquidity position by issuing, at the Company’s lead bank subsidiary level, approximately $300 million of 15 year subordinated notes. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.
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
      The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong, as the ratio of total shareholders’ equity to total assets at September 30, 2005 was 7.42 percent compared to 7.30 percent at December 31, 2004. Shareholders’ equity increased during the first nine months of 2005 primarily due to an increase in retained earnings.
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
      Tier I Capital and Total Qualifying Capital as of September 30, 2005 exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at September 30, 2005 were 8.82 percent and 11.59 percent, respectively, compared to 9.14 percent and 11.17 percent at December 31, 2004. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments, disallowed credit-enhancing interest-only strips, period-end goodwill, and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 7.79 percent at September 30, 2005 and 7.55 percent at December 31, 2004. The Company’s tangible leverage ratio was 7.76 September 30, 2005 compared to 7.52 percent at December 31, 2004.

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

(b)	Evaluation of Disclosure Controls and Procedures
      In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures as of September 30, 2005. We identified the following material weakness in our internal control over financial reporting with respect to accounting for hedge transactions:

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
      As previously reported, there was no change in our internal control over financial reporting during the quarter ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to September 30, 2005, we took the remedial actions described above.
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

			Total Number
			of Shares
			Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced	Be Purchased Under
	Shares Purchased (1)	Paid Per Share	Program (2)	the Program (2)

July 1 – July 31, 2005	2,120	$47.31	—	4,338,600
August 1, 2005 – August 31, 2005	396	$46.72	—	4,338,600
September 1, 2005 – September 30, 2005	—	$—	—	4,338,600

Total	2,516	$47.22	—

(1)	This column includes (a) purchases of equity instruments under the Company’s publicly announced share repurchase programs described in (2) below and (b) the surrender to the Company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options during the period indicated.

(2)	On January 16, 2003, the Company announced that its Board of Directors had authorized management to purchase 6.3 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date. Additionally, on August 16, 2003, the Company announced that its Board of Directors had authorized management to purchase an additional 4.1 million shares of the Company’s outstanding common stock from time to time through open market transactions either directly or through brokers or agents, and has no expiration date.
Item 6 — Exhibits

(3)	Articles of Incorporation and By-Laws of Compass Bancshares, Inc.
	(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998 with the Commission)
	(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086, filed with the Commission)
	(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797, filed with the Commission)

	(d)	Certificate of Amendment, dated September 16, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)
	(e)	Certificate of Amendment, dated November 3, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)
	(f)	Certificate of Amendment, dated May 15, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)
	(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)
	(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998 with the Commission)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)
	(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)
(10)	Material Contracts
	(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996 with the Commission) *
	(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999 with the Commission) *
	(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *
	(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *
	(e)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *
	(f)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc. Registration Statement on Form S-4, Registration No. 333-15373, filed November 1, 1996 with the Commission) *

(g)	Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc. December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *
(h)	First Amendment to Employment Agreement, dated March 31, 1997, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *
(i)	First Amendment to Employment Agreement, dated April 14, 1997, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *
(j)	First Amendment to Employment Agreement, dated April 18, 1997, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *
(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *
(l)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *
(m)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *
(n)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *
(o)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(o) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *
(p)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission) *
(q)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission) *
(r)	Deferred Compensation Plan for Compass Bancshares, Inc., dated as of February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission) *
(s)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated as of May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(t)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file 000-06032, filed March 11, 2002 with the Commission) *
(u)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated as of February 9, 2001(incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *
(v)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission) *
(w)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission) *
(x)	Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *
(y)	Form of Amendment Number One to the Performance Contingent Restricted Stock Award Agreement (incorporated by reference to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed October 21, 2005 with the Commission) *
(z)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *
(aa)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *
(ab)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *
(ac)	Executive Officer Compensation Arrangements (incorporated by reference to Exhibit 10(y) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission) *
(ad)	Form of Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(cc) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission) *
(31)(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer
(31)(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer
(32)(a)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer
(32)(b)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer
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

January 10, 2006	By:	/s/ Garrett R. Hegel

Date		Garrett R. Hegel
Chief Financial Officer