Form 10-K
period 2005-12-31
COMPASS BANCSHARES INC
filed 2006-02-24
CIK 18568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
or-
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-31272
(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 South 20th Street Birmingham, Alabama (Address of principal executive offices)	35233 (Zip Code)
     (205) 297-3000
(Registrant’s telephone number)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of exchange on which registered

Common Stock	National Association of Securities Dealers, Inc. Automated Quotation National Market System (the “NASDAQ”)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2005, was approximately $5,378,545,395.
The number of shares of the Registrant’s common stock, $2.00 par value, outstanding on January 31, 2006 was 123,596,144.
Document Incorporated by Reference
Certain information required for Part III of this report is incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting of the Company’s stockholders.

COMPASS BANCSHARES, INC.

FORM 10-K
DECEMBER 31, 2005

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
Subsidiary Banks
      Compass Bank conducts a general commercial banking and trust business at 384 banking centers, including 139 in Texas, 90 in Alabama, 71 in Arizona, 42 in Florida, 32 in Colorado, and 10 in New Mexico. In addition, Compass Bank operates loan production offices in Georgia, Illinois and Maryland. Compass Bank performs banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposits, making personal and commercial loans and furnishing personal and commercial checking accounts. Compass Bank, through its Wealth Management segment and wholly owned subsidiaries, St. Johns Investment Management Company and Stavis, Margolis Advisory Services, Inc., offers its customers a variety of fiduciary services, including portfolio management and administration and investment services to estates, trusts and employee benefit plans. Compass Bank, through its wholly owned subsidiary, Compass Insurance Agency, Inc., makes available to its customers and others, as agent for a variety of insurance companies, term life insurance, fixed-rate annuities, property and casualty insurance and other insurance products. Compass Mortgage Corporation, Arizona Financial Products, Inc. and Compass Southwest, L.P., wholly owned subsidiaries of Compass Bank, provide loans and related products to consumers and investor advisory services to Compass Bank and others.
      Compass Bank provides correspondent banking services, including educational seminars and operational and investment services, to approximately 900 financial institutions located throughout the United States. Through the Correspondent and Investment Services Department, Compass Bank distributes or makes available a variety of investment services and products to institutional and individual investors, including institutional sales, bond accounting, safekeeping and interest rate risk analysis services. Through its wholly owned subsidiary Compass Brokerage Services, Inc., Compass Bank also provides discount brokerage services, mutual funds and variable annuities to individuals and businesses. Compass Bank provides lease financing services to individuals and businesses through its wholly owned subsidiary Compass Financial Corporation.
Lines of Business
      The Company is currently organized along lines of business. Each line of business is a strategic unit that serves a particular group of customers with certain common characteristics through various products and services. The Company’s primary operating segments are Corporate Banking, Retail Banking, Wealth Management and Treasury.

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
      The Retail Banking segment serves the Company’s consumer customers through its 384 full-service banking centers and through the use of alternative delivery channels such as personal computer and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, insurance products, mutual funds, and brokerage services. In addition, Retail Banking serves the Company’s small business customers and the Company’s indirect automobile portfolio.
      The Wealth Management segment provides specialized investment portfolio management, traditional credit products, traditional trust and estate services, financial counseling and customized services to the Company’s private clients and foundations, as well as investment management and retirement services to companies and their employees.
      The Treasury segment’s primary function is to manage the investment securities portfolio, public entity deposits, the interest rate sensitivity of the Company’s Consolidated Balance Sheets and the liquidity and funding positions of the Company.
      For financial information regarding the Company’s segments, which are presented by line of business, as of and for the years ended December 31, 2005, 2004 and 2003, see Note 19, Segment Information, in the Notes to Consolidated Financial Statements.
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

Business Combinations
      On September 19, 2005, the Company announced the signing of a definitive agreement to acquire TexasBanc Holding Co. (“TexasBanc”), the parent company of TexasBank, a Fort Worth-based bank with approximately $1.8 billion in assets. TexasBanc, with its 24 banking centers, is the largest independent commercial bank headquartered in Fort Worth. The acquisition of TexasBanc is anticipated to close in the first quarter of 2006 with integration expected to be completed in the second quarter of 2006.
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
      On January 5, 2005, the Company completed the acquisition of Warren Benefits Group, LP (“Warren Benefits”), a Houston, Texas based full-line general insurance brokerage firm, which specializes in providing broad-based group health and welfare plans as well as health and life insurance products.

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
      Several of the acquisition agreements include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At December 31, 2005, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $27 million, primarily in the form of stock.

Divestitures
      During the first quarter of 2005, the Company completed the sale of a non-core business unit that specialized in the brokerage of oil and gas properties and, in the fourth quarter of 2005, the sale of two non-strategic banking centers in Arizona. A gain of $4.8 million was realized on the sale of the non-core business unit and a gain of $1.6 million was realized on the non-strategic banking center sale. During 2003, the Company completed the sale of two non-strategic banking centers in Nebraska. A gain of $2.1 million was realized on the sale. All of these realized gains are included in gain on sale of business and branches in noninterest income in the Consolidated Statements of Income for the years ended December 31, 2005 and 2003, respectively.
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
      The Company believes that intense competition for banking business among bank holding companies with operations in Alabama, Arizona, Colorado, Florida, New Mexico, Texas and other states in which the Company operates will continue. During 2006, the competition may further intensify if additional financial services companies enter these states through the acquisition of local financial institutions.

Employees
      At December 31, 2005, the Company had approximately 8,000 full-time equivalent employees.
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
      The GLB Act was enacted on November 12, 1999. The GLB Act permits bank holding companies meeting certain management, capital and community reinvestment standards to engage in a substantially broader range of non-banking activities than were permitted previously, including insurance underwriting and merchant banking activities. The Parent Company has certified that it meets these criteria. The GLB Act repealed sections 20 and 32 of the Glass Steagall Act, permitting affiliations of banks with securities firms and registered investment companies. The GLB Act permits banks to be under common control with securities firms, insurance companies, investment companies and other financial interests if these companies are subsidiaries of an FHC. Some of these affiliations are also permissible for bank subsidiaries. The GLB Act gives the Federal Reserve broad authority to regulate FHCs, but provides for functional regulation of subsidiary activities by the Securities and Exchange Commission (“SEC”), the Federal Trade Commission, state insurance and securities authorities and similar regulatory agencies.
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
      At December 31, 2005, the Subsidiary Banks were “well capitalized” and were not subject to any of the foregoing restrictions. The Subsidiary Banks do not rely upon brokered deposits as a primary source of deposit funding.
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

Laws and Regulations
      The Community Reinvestment Act of 1977 (“CRA”), the regulations of the Federal Reserve and the FDIC implementing that act are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The CRA and its implementing regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities as part of their regulatory examination of the institution. The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch or to merge or to acquire the assets or assume the liabilities of a bank. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.
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
ITEM 1A — RISK FACTORS
      The Company is susceptible to any number of risk factors at any given point that may affect the market price of the Company’s common stock. These risks stem from any number of areas, including: economic environment, litigation environment and regulatory environment. Some of the specific risk factors include:

•	Changes in securities analysts’ expectations of financial performance

•	General volatility of stock market prices and volumes

•	Incorrect information or speculation

•	Changes in industry valuations

•	Interest rate changes

•	Variations in operating results from general expectations

•	Actions taken against the Company by various regulatory agencies

•	Changes in authoritative accounting guidance by Financial Accounting Standards Board or other regulatory agencies
      The Company attempts to adapt to the shifting landscape to mitigate many of the environmental risks. However, if the Company was not able to fully adjust to changes in the risk environment, the Company’s financial performance could be impaired.
      The Company’s ability to maintain its historic performance will depend on the ability of the Company to expand the scope of its existing financial services to customers. The Company competes, and will continue to compete, with well established banks, credit unions, insurance companies and other financial institutions, some of which have greater resources and lending limits than the Company. Some of these competitors may also provide certain services that the Company does not provide.
      As part of the Company’s business strategy, it may in the future further diversify its lines of business into areas that are not traditionally associated with the banking business. As a result, the Company would need to manage the development of new business lines in which it had not previously participated. Each new business line would require the investment of additional capital and significant involvement of senior management to develop and integrate the service subsidiaries with the Company’s traditional banking operations. The

Company can offer no assurances that it will be able to develop and integrate the new services without adversely affecting the Company’s financial performance.

Future Government Regulation Could Hinder Future Performance
      The Parent Company is a registered bank holding company under the Bank Holding Company Act of 1956. Accordingly, both the Parent Company and the Subsidiary Banks are subject to extensive governmental regulation, legislation and control. These laws limit the manner in which the Parent Company operates. Management cannot predict whether, or the extent to which, the government and governmental organizations may change any of these laws or controls. Management also cannot predict how any of these changes would adversely affect the Company’s business.
      Federal and state law limits the Company’s ability to declare and pay dividends. In addition, the Board of Governors of the Federal Reserve System may impose restrictions on the Company’s ability to declare and pay dividends on its common stock.
      The monetary policies of the federal regulatory authorities, particularly the Board of Governors of the Federal Reserve System, and economic conditions in the Company’s service areas affect the Company’s ability to attract deposits and extend loans. The Company cannot predict either the nature or timing of any changes in these monetary policies and economic conditions, including the Federal Reserve Board’s interest rate policies, or their impact on the Company’s financial performance. The banking business is subject to various material business risks, which may become more acute in periods of economic slowdown or recession. During such periods, foreclosures generally increase and such conditions could also lead to a potential decline in and demand for loans.

Additional Risk Factors May Have an Impact on the Company’s Financial Performance
      Additional risk factors could have a negative impact on the performance of the Company and the Company’s common stock. Many of these factors are general economic and financial market conditions, competition, consolidation of the financial services industry, litigation, regulatory actions, and operating conditions.
ITEM 1B — UNRESOLVED STAFF COMMENTS
      None

STATISTICAL DISCLOSURE

Page(s)

Loan Portfolio	17
Selected Loan Maturity and Interest Rate Sensitivity	17
Managed Loan Portfolio	18
Investment Securities Held to Maturity and Available for Sale	20
Investment Securities Held to Maturity and Available for Sale Maturity Schedule	21
Trading Account Assets and Liabilities	23
Maturities of Time Deposits	24
Short-Term Borrowings	25
Contractual Obligations	26
Commitments	27
Net Interest Income Sensitivity	28
Return on Equity and Assets	29
Capital Ratios	30
Consolidated Average Balance Sheets and Rate/ Volume Variances	36 and 37
Summary of Loan Loss Experience	39
Allocation of Allowance for Loan Losses	40
Nonperforming Assets	41
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

ITEM 2 —	PROPERTIES
      The Company and its subsidiaries occupy various facilities principally located in Alabama, Arizona, Colorado, Florida, New Mexico and Texas that are used in the normal course of the financial services business. The properties consist of both owned and leased properties and include land for future banking center sites. The leased properties include both ground and building leases that are generally under long-term leases. The principal executive office is owned by the Company and is located at 15 South 20th Street in Birmingham, Alabama. The land on which the Company’s principal executive office is located is subject to a long-term ground lease.

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
Market Information
      The primary market for the Parent Company’s common stock is the National Association of Securities Dealers, Inc. Automated Quotation National Market System (the “NASDAQ”). The Parent Company’s common stock is quoted under the symbol “CBSS.” The following table sets forth the high and low sales prices and the end-of-quarter closing price of the common stock of the Parent Company as reported through the NASDAQ and the per-share dividends paid thereon during the periods indicated.

	High	Low	Close	Dividend

2005:
First Quarter	$48.14	$44.20	$45.40	$0.3500
Second Quarter	46.25	42.88	45.00	0.3500
Third Quarter	49.66	44.92	45.83	0.3500
Fourth Quarter	49.68	43.64	48.25	0.3500
2004:
First Quarter	$42.86	$37.77	$41.47	$0.3125
Second Quarter	43.25	38.20	43.00	0.3125
Third Quarter	46.25	42.50	43.82	0.3125
Fourth Quarter	48.67	43.79	48.67	0.3125
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
Holders
      As of January 31, 2006, there were approximately 5,000 stockholders of record of the Parent Company’s common stock.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under
	Shares Purchased(1)	Paid Per Share	Programs(2)	the Programs(2)

October 1, 2005 — October 31, 2005	—	—	—	4,338,600
November 1, 2005 — November 30, 2005	1,262,995	$48.54	1,250,000	3,088,600
December 1, 2005 — December 31, 2005	629	$49.58	—	3,088,600

Total	1,263,624	$48.55	1,250,000

(1)	This column includes (a) the number of shares purchased under the Company’s publicly announced share repurchase programs described in (2) below and (b) the number of shares surrendered to the Company by plan participants to satisfy the exercise price related to the exercise of employee stock options during the period indicated.

(2)	In 2003, the Company announced that its Board of Directors authorized management to purchase 4.1 million shares of the Company’s outstanding common stock.

ITEM 6 —	SELECTED FINANCIAL DATA
      The following table sets forth selected financial data for the last five years.

	2005	2004	2003	2002	2001

	(In Thousands, Except Per Share Data)
Net interest income	$968,979	$885,325	$879,130	$901,709	$822,491
Provision for loan losses	117,818	105,658	119,681	136,331	106,241
Net income	401,830	360,185	328,678	344,345	274,332
Per share data:
Basic earnings	$3.25	$2.95	$2.64	$2.70	$2.16
Diluted earnings	3.18	2.87	2.58	2.65	2.14
Cash dividends declared	1.40	1.25	1.12	1.00	0.92
Balance sheet:
Average total equity	$2,170,062	$1,968,948	$1,965,710	$1,910,148	$1,661,779
Average assets	29,444,232	27,660,628	25,142,719	23,354,327	21,992,587
Period-end FHLB and other borrowings	4,111,462	4,119,771	4,794,935	4,853,816	3,830,192
Period-end total equity	2,236,029	2,056,345	1,892,574	1,965,383	1,719,576
Period-end assets	30,798,232	28,181,916	26,963,113	23,925,589	23,015,000

      The following is a summary of the results of operations for each quarter of 2005 and 2004.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In Thousands, Except Per Share Data)
2005
Total interest income	$347,952	$370,172	$399,299	$427,729
Total interest expense	116,379	133,702	152,188	173,904
Net interest income	231,573	236,470	247,111	253,825
Provision for loan losses	20,273	27,800	34,195	35,550
Net interest income after provision for loan losses	211,300	208,670	212,916	218,275
Total noninterest income	149,965	175,431	166,496	166,786
Total noninterest expense	221,872	222,595	227,396	229,940
Income tax expense	46,409	55,518	51,296	52,983
Net income	92,984	105,988	100,720	102,138
Per common share:
Basic earnings	0.75	0.86	0.81	0.83
Diluted earnings	0.74	0.83	0.80	0.81
2004
Total interest income	$310,679	$313,008	$316,409	$333,430
Total interest expense	94,933	93,430	96,524	103,314
Net interest income	215,746	219,578	219,885	230,116
Provision for loan losses	24,345	28,178	25,617	27,518
Net interest income after provision for loan losses	191,401	191,400	194,268	202,598
Total noninterest income	154,465	137,659	187,187	149,332
Total noninterest expense	210,147	211,181	232,501	214,649
Income tax expense	46,093	38,261	50,241	45,052
Net income	89,626	79,617	98,713	92,229
Per common share:
Basic earnings	0.73	0.66	0.80	0.76
Diluted earnings	0.72	0.63	0.79	0.73

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
      A variety of factors, some of which are discussed in more detail in Item 1A — Risk Factors, may affect the operations, performance, business strategy and results of the Company including, but not limited to: financial market volatility including the level of interest rates and effects of such interest rates on derivative contracts; the strength of the US economy in general and the strength of the local economies in which Compass operates may be different than expected resulting in deteriorating credit quality, a reduced demand for credit or a weakened ability to generate deposits; the impact of changes in laws and regulations governing the financial services industry; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; technological changes; unfavorable judicial or regulatory proceedings or rulings; the impact of changes in accounting principles and practices; actions and initiatives by current and potential competitors; the ability to retain key personnel; the failure of assumptions underlying the establishment of reserves for loan losses; and significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses.
      If the Company’s assumptions and estimates are incorrect, or if the Company or the Subsidiary Banks become subject to significant limitations as the result of litigation or regulatory action, then the Company’s actual results could vary materially from the forward-looking statements made herein. Investors are cautioned not to place undue reliance on any forward-looking statements and to read this Annual Report on Form 10-K in conjunction with the Company’s other filings with the Securities and Exchange Commission, which are available on the Commission’s website, www.sec.gov, as well as on the Company’s website, www.compassbank.com. The Company disclaims any obligation to update any such forward-looking statements.
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
      Derivative Instruments: In various segments of its business, the Company uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policies requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items.

The Company believes that its methods for addressing these judgmental areas are in accordance with generally accepted accounting principles in the United States and are in line with industry practices in assessing hedge effectiveness. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained. Further discussion regarding the Company’s use of derivatives is included in Note 10, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements.
      Consolidation: The Company utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. Because these financing arrangements are made with separate legal entities, they are not consolidated in the Company’s Consolidated Balance Sheets. The Company evaluates whether these entities should be consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the entity is a Qualifying Special Purpose Entity (“QSPE”) as defined in Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For non-consolidation, SFAS No. 140 requires the financing entity to be legally isolated, bankruptcy remote and beyond the control of the seller. Management believes these financing entities, which qualify as QSPE’s, fulfill the non-consolidation requirements specified in SFAS No. 140.
      Income Taxes: The calculation of the Company’s income tax provision is complex and requires the use of estimates and judgments in its determination. As part of the Company’s evaluation and implementation of business strategies, consideration is given to the regulations and tax laws that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments on both the state and federal level in order to evaluate the effect they may have on the Company’s overall tax position. Management believes the income tax provision is adequate and properly recorded in the financial statements.
      Goodwill Impairment: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill on an annual basis or more frequently if events or circumstances indicate that there may have been impairment. The goodwill impairment test estimates the fair value of each reporting unit through the use of a discounted cash flows model and compares this fair value to the reporting unit’s carrying value. The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations. Management believes goodwill is not impaired and is properly recorded in the financial statements.
Net Income and Earnings Per Share
      In 2005, the Company reported net income of $401.8 million, a 12 percent increase over net income of $360.2 million in 2004, which represented a 10 percent increase from 2003 levels. Basic earnings per share for 2005 were $3.25 compared with $2.95 per share in 2004 and $2.64 per share in 2003, representing a 10 percent increase in 2005 and a 12 percent increase in 2004. Diluted earnings per share increased to $3.18 in 2005, an 11 percent increase from $2.87 per share in 2004. Diluted earnings per share in 2004 increased 11 percent over 2003 levels. Pretax income for 2005 increased $68.2 million, or 13 percent, over 2004 levels while income tax expense increased 15 percent over the same period. The effective tax rate was 33.9 percent for 2005 and 33.3 percent for 2004.
Earning Assets
      Average earning assets in 2005 increased 7 percent over 2004 levels due principally to an 11 percent increase in loans, offset partially by a 4 percent decrease in investment securities, which includes securities classified as held to maturity and available for sale. The average earning asset mix in 2005 changed slightly from 2004 with loans comprising 74 percent and 71 percent of earning assets for 2005 and 2004, respectively, and total investment securities accounted for 26 percent and 29 percent of earning assets for 2005 and 2004, respectively. The mix of earning assets is monitored on a continuous basis in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.
Loans
      Total loans outstanding at year-end 2005 increased 13 percent over previous year-end levels. Real estate construction loans increased 40 percent, residential real estate mortgage loans increased 22 percent, equity lines of credit increased 15 percent, and consumer indirect loans increased 13 percent. The increases in real estate construction loans, residential real estate mortgage loans, and equity lines of credit are due to a focused sales effort and the favorable interest rate environment combined with a very strong residential real estate market, which resulted in strong demand. The increase in consumer indirect loans, which are primarily automobile loans, is attributable to the favorable interest rate environment, improving economic outlook, and targeted growth in these markets. Consumer direct loans decreased 13 percent compared to 2004 levels. The decrease in consumer direct loans reflects a sale of student loan receivables in the amount of $85 million in 2005. On a managed loan basis, which includes loans that have been securitized, residential real estate mortgage loans increased four percent over prior year levels and home equity loans decreased by one percent. For additional information regarding the Company’s loan portfolio, see Note 3, Loans and Allowance for Loan Losses, or Note 4, Managed Loans, in the Notes to Consolidated Financial Statements.
      Total loans outstanding at year-end 2004 increased nine percent over previous year-end levels. Real estate construction loans increased 22 percent, equity lines of credit increased 25 percent, consumer indirect loans increased 18 percent and consumer direct loans increased 11 percent. The increases in real estate construction loans and equity lines of credit were due to a favorable interest rate environment, which resulted in strong demand. The increases in consumer indirect loans, which are primarily automobile loans, and consumer direct loans were a result of favorable interest rates and targeted growth in these markets. Residential real estate mortgage loans decreased five percent compared to 2003 levels. The decrease in residential real estate mortgage loans reflects a securitization in the amount of $589 million in 2004. On a managed loan basis, which includes loans that have been securitized, residential real estate mortgage loans increased seven percent over prior year levels.

      The Loan Portfolio table presents the classifications of loans by major category at December 31, 2005, and for each of the preceding four years. The second table presents maturities of certain loan classifications at December 31, 2005, and an analysis of the rate structure for such loans with maturities greater than one year.
Loan Portfolio

	December 31

	2005		2004		2003		2002		2001

		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,896,207	18.2%	$3,750,063	19.9%	$3,576,115	20.6%	$3,693,454	22.4%	$3,697,639	27.0%
Real estate — construction	4,233,148	19.8	3,027,228	16.1	2,481,281	14.3	2,531,580	15.4	2,312,591	16.9
Commercial real estate — mortgage	4,080,164	19.1	3,943,163	20.9	3,933,773	22.6	3,214,712	19.5	2,417,195	17.6

Total commercial loans	12,209,519	57.1	10,720,454	56.9	9,991,169	57.5	9,439,746	57.3	8,427,425	61.5
Consumer loans:
Residential real estate — mortgage	1,916,951	9.0	1,566,370	8.3	1,653,805	9.6	1,685,176	10.2	1,281,090	9.4
Equity lines of credit	1,614,608	7.6	1,401,604	7.4	1,122,725	6.5	978,920	5.9	478,424	3.5
Equity loans	1,160,481	5.4	1,069,614	5.7	1,046,881	6.0	1,322,092	8.0	1,072,437	7.8
Credit card	523,148	2.4	505,090	2.7	485,487	2.8	462,252	2.8	426,644	3.1
Consumer — direct	423,278	2.0	484,657	2.5	435,326	2.5	455,976	2.8	515,093	3.7
Consumer — indirect	3,524,230	16.5	3,109,133	16.5	2,630,409	15.1	2,137,158	13.0	1,506,173	11.0

Total consumer loans	9,162,696	42.9	8,136,468	43.1	7,374,633	42.5	7,041,574	42.7	5,279,861	38.5

	21,372,215	100.0%	18,856,922	100%	17,365,802	100%	16,481,320	100%	13,707,286	100%

Less: Allowance for loan losses	267,173		258,339		244,882		232,830		191,393

Net loans	$21,105,042		$18,598,583		$17,120,920		$16,248,490		$13,515,893

Selected Loan Maturity and Interest Rate Sensitivity

					Rate Structure For Loans
	Maturity				Maturing Over One Year

	One	Over One Year	Over		Fixed	Floating or
	Year or	Through Five	Five		Interest	Adjustable
	Less	Years	Years	Total	Rate	Rate

	(In Thousands)
Commercial, financial and agricultural	$1,892,462	$1,525,297	$478,448	$3,896,207	$441,343	$1,566,402
Real estate construction	2,034,438	2,011,946	186,764	4,233,148	157,243	2,041,467

	$3,926,900	$3,537,243	$665,212	$8,129,355	$598,586	$3,603,869

      Managed loans include loans recorded on the balance sheet and loans that have been securitized and sold or retained as investment securities in either the held to maturity or available for sale portfolios. A detailed discussion of securitization transactions utilized by the Company is included in Note 4, Managed Loans, in the Notes to Consolidated Financial Statements. At December 31, 2005, managed loans totaled $22.6 billion, compared to $20.4 billion at December 31, 2004 and $18.9 billion at December 31, 2003. The growth and change in mix of the Company’s managed loan portfolio is consistent with the discussion of loans recorded on the balance sheet.

Managed Loan Portfolio

	December 31

	2005		2004		2003

		Percent		Percent		Percent
		of Total		of Total		of Total
		Managed		Managed		Managed
	Amount	Loans	Amount	Loans	Amount	Loans

	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,910,405	17.3%	$3,890,866	19.0%	$3,728,172	19.7%
Real estate — construction	4,233,148	18.7	3,027,228	14.8	2,481,281	13.2
Commercial real estate — mortgage	4,202,966	18.6	3,943,163	19.3	3,933,773	20.8

Total commercial loans	12,346,519	54.6	10,861,257	53.1	10,143,226	53.7
Consumer loans:
Residential real estate — mortgage	2,786,051	12.3	2,688,768	13.1	2,514,169	13.3
Equity lines of credit	1,614,608	7.2	1,401,604	6.9	1,122,725	5.9
Equity loans	1,382,565	6.1	1,391,668	6.8	1,546,894	8.2
Credit card	523,148	2.3	505,090	2.5	485,487	2.6
Consumer — direct	423,278	1.9	484,657	2.4	435,326	2.3
Consumer — indirect	3,524,230	15.6	3,109,133	15.2	2,630,409	14.0

Total consumer loans	10,253,880	45.4	9,580,920	46.9	8,735,010	46.3

Total managed loans	$22,600,399	100.0%	$20,442,177	100.0%	$18,878,236	100.0%

Investment Securities
      The composition of the Company’s investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate sensitivity position while at the same time producing adequate levels of interest income. The Company’s investment securities are classified into one of three categories based upon management’s intent to hold the investment securities: (i) trading account assets and liabilities, (ii) investment securities held to maturity or (iii) investment securities available for sale. Investment securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Investment securities designated to be held to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, with such amortization and accretion being determined by the interest method. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Management of the maturity of the portfolio is necessary to provide liquidity and control interest rate risk. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain or loss on the portfolio of investment securities available for sale are reflected as adjustments to the carrying value of the portfolio and as an adjustment, net of tax, to accumulated other comprehensive income.

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
      Interest earned on investment securities held to maturity, investment securities available for sale and trading account assets and liabilities is included in interest income in the Consolidated Statements of Income. Net gains and losses on the sale of investment securities available for sale, computed principally using the specific identification method, are shown separately in noninterest income in the Consolidated Statements of Income.
      For additional financial information regarding the Company’s investment securities, see Note 2, Investment Securities Held to Maturity and Investment Securities Available for Sale, in the Notes to Consolidated Financial Statements.
      Maturities of investment securities held to maturity in 2005, 2004 and 2003 were $528 million, $736 million and $707 million, respectively. In 2005, sales and maturities of investment securities available for sale were $79 million and $718 million, respectively, while sales and maturities of investment securities available for sale were $814 million and $847 million, respectively, in 2004. In 2003, sales and maturities of investment securities available for sale were $268 million and $2.2 billion, respectively. Net gains realized on the sale of investment securities available for sale were $79,000 for the year ended December 31, 2005. Net gains realized on the sale of investment securities available for sale were $27.3 million in 2004 and net losses realized on the sale of investment securities available for sale were $43,000 in 2003. Gross unrealized gains in the Company’s investment securities held to maturity portfolio at year-end 2005 totaled $8 million and gross unrealized losses totaled $42 million. At December 31, 2005, gross unrealized gains and losses in the investment securities available for sale portfolio were $11 million and $92 million, respectively, and recognized in other comprehensive income. For an analysis of unrealized gains and losses recognized in other comprehensive income, see Note 21, Comprehensive Income, in the Notes to Consolidated Financial Statements.

      Total average investment securities, including securities held to maturity and available for sale, decreased 4 percent in 2005 after increasing 21 percent in 2004. The decrease in 2005 was primarily due to the sale and maturity of $1.3 billion of investment securities, which was partially offset by the purchase of $1.2 billion of investment securities. The increase in 2004 was due primarily to the purchase of investment securities available for sale of $1.7 billion in 2004 and $4.2 billion throughout 2003, partially offset by proceeds from sale and maturities of available for sale securities of $1.7 billion in 2004 and $2.5 billion in 2003. At the end of 2005, total investment securities, including securities held to maturity and available for sale, decreased $215 million from the end of 2004. This decrease was the result of the Company choosing to reinvest some of the cash flows from the securities portfolio to fund loan growth rather than reinvesting those cash flows into investment securities. The following table reflects the carrying amount of the investment securities portfolio at the end of each of the last three years.
Investment Securities Held to Maturity and Available for Sale

	December 31

	2005	2004	2003

	(In Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$39,275	$60,860	$72,696
Mortgage-backed pass-through securities	932,785	1,125,080	1,362,745
Collateralized mortgage obligations:
Agency	443,796	455,191	466,956
Non-agency	521,570	712,096	416,669
Asset-backed securities	219,583	320,058	510,892
States and political subdivisions	88,933	93,714	105,886
Other	—	100	500

	2,245,942	2,767,099	2,936,344

Investment securities available for sale:
U.S. Treasury	47,956	38,886	40,650
U.S. Government agencies and corporations	639	666	792
Mortgage-backed pass-through securities	537,288	499,525	796,688
Collateralized mortgage obligations:
Agency	3,505,754	3,530,987	2,972,164
Non-agency	234,214	2,189	94,919
Asset-backed securities and corporate bonds	—	1,039	3,638
States and political subdivisions	45,331	11,943	11,007
Other	414,051	325,379	399,292

	4,785,233	4,410,614	4,319,150
Net unrealized gain (loss)	(80,858)	(12,430)	56,058

	4,704,375	4,398,184	4,375,208

Total	$6,950,317	$7,165,283	$7,311,552

      The maturities and weighted average yields of the investment securities held to maturity and investment securities available for sale portfolios at the end of 2005 are presented in the following table using average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the amortized cost rather than the net carrying value (fair value) of these securities. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.
Investment Securities Held to Maturity and Available for Sale Maturity Schedule

	Maturing

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(In Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$—	—%	$39,245	6.27%	$30	5.04%	$—	—%
Mortgage-backed pass-through securities	3,306	6.40	709,848	4.26	213,606	5.48	6,025	6.89
Collateralized mortgage obligations	11	6.53	949,682	4.65	15,673	5.86	—	—
Asset-backed securities	—	—	219,583	4.96	—	—	—	—
States and political subdivisions	3,945	9.55	23,964	7.92	15,006	7.37	46,018	7.61
Other	—	—	—	—	—	—	—	—

	7,262	8.13	1,942,322	4.61	244,315	5.61	52,043	7.53

Investment securities available for sale — amortized cost:
U.S. Treasury	38,096	3.49	9,860	3.65	—	—	—	—
U.S. Government agencies and corporations	—	—	56	4.36	27	5.16	556	6.45
Mortgage-backed pass-through securities	69	7.46	488,506	4.43	45,116	5.46	3,597	5.79
Collateralized mortgage obligations	156,165	3.41	3,154,463	4.06	429,340	5.34	—	—
Asset-backed securities and corporate bonds	—	—	—	—	—	—	—	—
States and political subdivisions	1,834	7.07	2,388	6.93	31,832	5.20	9,277	7.56
Other	354,546	4.34	28,802	9.48	—	—	30,703	9.15

	550,710	4.02	3,684,075	4.15	506,315	5.33	44,133	8.51

Total	$557,972	4.08	$5,626,397	4.31	$750,630	5.43	$96,176	7.98

      The weighted average stated maturities of total mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are 16.6 years and 16.5 years, respectively, and the corresponding weighted average expected lives assumed in the above table are 4.3 years and 3.2 years, respectively. During a period of rising rates, prepayment speeds generally slow on MBS and CMOs with a resulting extension in average life, and vice versa during declining rates. At December 31, 2005, given a 100 basis point immediate and permanent parallel increase in rates, the expected average lives for MBS and CMOs would be 4.7 years and 3.5 years, respectively. Similarly, given a 100 basis point immediate and permanent parallel decrease in rates, the expected average lives for MBS and CMOs would be 3.6 and 2.4 years, respectively.
      The weighted average market prices as a percentage of par value for MBS and CMOs at December 31, 2005, were 98.2 and 98.4 percent, respectively. The market prices for MBS and CMOs generally decline in a rising rate environment due to the resulting increase in average life, the below market yield on fixed rate securities and the impact of annual and life rate caps on adjustable-rate securities. The opposite is generally true during a period of declining rates. At December 31, 2005, fixed-rate MBS and CMOs totaled $1.3 billion and $4.0 billion, respectively, with corresponding weighted average expected lives of 4.5 and 3.2 years. Adjustable-rate MBS and CMOs totaled $194 million and $574 million, respectively, with corresponding weighted average expected lives of 3.1 and 3.4 years. Substantially all adjustable-rate MBS and CMOs are subject to life rate caps, and MBS are also generally subject to a two percent annual cap. The weighted average life rate caps at December 31, 2005 were 10.7 and 11.3 percent for MBS and CMOs and the corresponding weighted average coupon rates were 5.0 and 3.5 percent, respectively.
      At December 31, 2005, given a 100 basis point immediate and permanent parallel increase in rates, the estimated market prices for MBS and CMOs would be 94.8 and 95.6 percent, respectively, of their actual market price as of each date. Given a 100 basis point immediate and permanent parallel decrease in rates, the estimated market prices for MBS and CMOs would be 100.8 and 100.4 percent, respectively, of their actual market price as of each date. For additional information regarding the Company’s investment securities, see Note 2, Investment Securities Held to Maturity and Investment Securities Available for Sale, in the Notes to Consolidated Financial Statements.
Trading Account Assets and Liabilities
      Securities carried in the Company’s trading account portfolio are primarily held for sale to institutional customers for their investment portfolios and generally are sold within 30 days of purchase. Interest rate floors, caps and swaps are sold to customers as protection against interest rate fluctuation and used as economic hedges for the Company, as discussed below. To mitigate the interest rate risk associated with the customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk of default by its corporate customers through credit limit approval and monitoring procedures. Both the derivative contracts entered into with the Company’s customers and the offsetting derivative positions are recorded at their estimated fair value. Market value changes on these derivative instruments are recognized in noninterest income in the period of change. The volume of activity is directly related to general market conditions and reactions to the changes in the interest rate environment. The average balance in the trading account assets portfolio decreased 12 percent from $81 million for the year ended December 31, 2004 to $71 million for the year ended December 31, 2005. The average balance in the trading account assets portfolio decreased 27 percent from $111 million for the year ended December 31, 2003 to $81 million for the year ending December 31, 2004. The average balance in the trading account liabilities portfolio decreased 11 percent to $28 million for the year ended December 31, 2005 from $32 million for the year ended December 31, 2004. The average balance in the trading account liabilities portfolio decreased $13 million to $32 million for the year ending December 31, 2004. See Note 10, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for a summary of interest rate contracts held in the trading account at December 31, 2005 and 2004.
      The Company also uses interest rate swaps as economic hedges. These swaps either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment. These economic hedge swaps convert the fixed interest rate payments on certain of the Company’s debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based floating rates. Changes in the fair value of these derivatives and the interest exchanged are recognized in earnings in the line item trading gains (losses) and settlements on economic hedge swaps. The fair value of these derivatives is included in either trading account assets or accrued expenses and other liabilities. At December 31, 2005, there were no swaps held as economic hedges that were classified as trading securities. At December 31, 2004, $18 million and $4 million of swaps were held as economic hedges and classified as trading assets and trading liabilities, respectively.

      The following table details the composition of the Company’s trading account assets and liabilities at December 31, 2005 and 2004.
Trading Account Assets and Liabilities

	December 31

	2005	2004

	(In Thousands)
Trading account assets:
U.S. Treasury and Government agencies	$7,285	$6,651
States and political subdivisions	3,376	2,834
Mortgage-backed pass-through securities	6,951	8,060
Collateralized mortgage obligations	8,767	4,180
Other debt securities	1,406	—
Interest rate floors, caps and swaps	48,774	56,092

Total trading account assets	$76,559	$77,817

Trading account liabilities:
Short sales	$4,861	$2,956
Interest rate floors, caps and swaps	25,401	23,746

Total trading account liabilities	$30,262	$26,702

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

Deposits and Borrowed Funds
      Average deposits totaled $18 billion at December 31, 2005, a 13 percent increase over prior year levels. The increase in deposits was primarily attributable to a 14 percent increase in noninterest bearing demand deposits and a 42 percent increase in time deposits, partially offset by a 3 percent decrease in interest bearing transaction accounts. As part of its overall funding strategy, the Company focuses on the mix of deposits and, in particular, maintaining an appropriate level of transaction accounts as a percentage of total deposits. During 2005, average transaction accounts made up 71 percent of total deposits. Average interest bearing deposits made up 60 percent of total average interest bearing liabilities in 2005, up from 56 percent in 2004 and 58 percent in 2003.
      The following table summarizes the maturities of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2005.
Maturities of Time Deposits

	Certificates	Other Time
	of Deposit	Deposits
	Over	Over
	$100,000	$100,000	Total

	(In Thousands)
Three months or less	$1,232,940	$656,624	$1,889,564
Over three through six months	639,265	—	639,265
Over six through twelve months	834,983	—	834,983
Over twelve months	924,199	—	924,199

	$3,631,387	$656,624	$4,288,011

      In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of Federal Home Loan Bank (“FHLB”) advances, subordinated debentures, other long-term borrowings and short-term borrowings, primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Included in other short-term borrowings are trading account short sales and the commercial paper of the Company. Average borrowed funds decreased $510 million and increased $1.2 billion in 2005 and 2004, respectively. For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 8, FHLB and Other Borrowings, and Note 9, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements. For additional information about deposits, see Note 6, Deposits, in the Notes to Consolidated Financial Statements.

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
Short-Term Borrowings

	Year Ended December 31

	Maximum				Average
	Outstanding		Average		Interest
	At Any	Average	Interest	Ending	Rate At
	Month End	Balance	Rate	Balance	Year-End

	(In Thousands)
2005
Federal funds purchased	$4,542,326	$3,845,028	3.23%	$2,802,536	4.04%
Securities sold under agreements to repurchase	365,508	330,813	2.89	300,036	3.82
Short sales	6,979	2,828	3.51	4,861	3.33
Commercial paper	128,119	114,043	2.15	76,764	3.39
Other short-term borrowings	571,125	66,040	3.69	571,125	3.98

	$5,614,057	$4,358,752		$3,755,322

2004
Federal funds purchased	$4,374,545	$3,906,691	1.38%	$4,218,045	2.17%
Securities sold under agreements to repurchase	425,246	371,444	1.06	313,959	1.73
Short sales	4,324	2,058	2.96	2,956	2.99
Commercial paper	97,498	77,625	0.75	97,498	1.25
Other short-term borrowings	143,603	35,898	1.75	75,317	1.74

	$5,045,216	$4,393,716		$4,707,775

2003
Federal funds purchased	$3,715,593	$2,476,686	1.06%	$3,715,593	0.89%
Securities sold under agreements to repurchase	457,078	441,896	0.85	403,031	0.71
Short sales	5,583	2,419	2.51	572	3.35
Commercial paper	73,512	80,057	0.63	73,512	0.50
Other short-term borrowings	189,453	31,074	1.45	189,453	0.70

	$4,441,219	$3,032,132		$4,382,161

Liquidity Management
      Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At

December 31, 2005, the Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $228 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.
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
      During 2005, the Company funded $1.7 billion of growth in average interest earning assets through increases in interest bearing deposits and noninterest bearing deposits. Average interest bearing deposits increased $1.4 billion and average noninterest bearing deposits increased $702 million. For additional information about possible liquidity uses, see Note 11, Commitments, Contingencies and Guarantees, in the Notes to Consolidated Financial Statements.
      The following tables present information about the Company’s contractual obligations and commitments at December 31, 2005.
Contractual Obligations

	Payments Due by Period

		Less than			More than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years

	(In Thousands)
FHLB and other borrowings*	$4,111,462	$600,186	$810,588	$1,093,282	$1,607,406
Capital lease obligations	3,208	121	252	267	2,568
Operating leases	161,771	20,678	36,939	27,631	76,523
Unconditional purchase obligations	—	—	—	—	—
Certificates of deposit	5,856,398	3,545,141	1,599,631	611,424	100,202
Other time deposits	656,624	656,624	—	—	—
Other long-term obligations	—	—	—	—	—

	$10,789,463	$4,822,750	$2,447,410	$1,732,604	$1,786,699

*	Refer to Note 8, FHLB and Other Borrowings, and Note 9, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements for additional information about these obligations, including certain redemption features.

Commitments

	Payments Due by Period

		Less than			More than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years

	(In Thousands)
Lines of credit	$11,498,497	$6,864,652	$3,249,522	$987,436	$396,887
Standby and commercial letters of credit	942,167	130,024	243,863	437,254	131,026
Other contingent liabilities and commitments	—	—	—	—	—

	$12,440,664	$6,994,676	$3,493,385	$1,424,690	$527,913

Interest Rate Sensitivity Management
      The Company’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. The Company manages its exposure to fluctuations in interest rates through policies established by its Asset/ Liability Committee (“ALCO”). The ALCO meets regularly and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.
      Management utilizes an interest rate simulation model to estimate the sensitivity of the Company’s net interest income to changes in interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.
      The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 2005 is shown in the table on the following page along with comparable prior year information. Such analysis assumes a gradual and sustained parallel shift in interest rates, a static balance sheet and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at December 31, 2005 and 2004, respectively.

Net Interest Income Sensitivity

		Percentage
	Principal	Increase/(Decrease)
	Amount of Earning	in Interest Income/Expense
	Assets, Interest
	Bearing Liabilities	Down 100	Up 100
	and Swaps	Basis Points	Basis Points

	(In Thousands)
December 31, 2005:
Assets which reprice in:*
One year or less	$14,557,658	(7.48)%	7.59%
Over one year	13,839,052	(2.16)	1.46

	$28,396,710	(5.19)	4.96

Liabilities which reprice in:
One year or less	$17,488,014	(11.64)%	15.11%
Over one year	4,665,004	(0.82)	2.17

	$22,153,018	(8.24)	11.04

Total net interest income sensitivity		(3.01)%	0.59%
December 31, 2004:**
Assets which reprice in:*
One year or less	$12,480,418	(8.94)%	9.23%
Over one year	13,610,460	(2.81)	2.40

	$26,090,878	(5.83)	5.77

Liabilities which reprice in:
One year or less	$16,491,092	(24.19)%	27.69%
Over one year	3,920,666	(1.15)	1.33

	$20,411,758	(15.16)	17.36

Total net interest income sensitivity		(1.26)%	0.10%

*	Excludes noninterest earning trading account assets

**	Includes projected settlements related to economic hedges included in the trading derivative portfolio
      As shown in the table above, the Company’s balance sheet became more sensitive to both rising and falling interest rates from December 31, 2004 to December 31, 2005. On the asset side of the balance sheet, the decrease in sensitivity to both rising interest rates and declining interest rates was due in large part to less prepayment volatility in the current interest rate environment as compared to the interest rate environment in 2004. The decrease in sensitivity on the liability side of the balance sheet for both rising and declining interest rates was primarily attributable to the growth of term and non-term deposits coupled with a decline in borrowed funds.
      The Company enters into various interest rate contracts (“interest rate protection products”), both held and not held in the trading account, to help manage the Company’s interest rate sensitivity. Such contracts generally have a fixed notional principal amount and include interest rate swaps and interest rate caps and floors. Interest rate swaps are contracts where the Company typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, generally the prime rate or the London Interbank Offered Rate (“LIBOR”). Interest rate caps and floors purchased are contracts whereby the Company receives, respectively, interest if the specified index rises above the cap rate or falls below the floor rate. The interest rate risk factor in these contracts is considered in the Company’s interest rate risk management program. Refer to Note 10, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes

to Consolidated Financial Statements, for the composition of the Company’s interest rate protection contracts as well as a discussion of interest rate risks, credit risks and derivative instruments.
Capital Resources
      Shareholders’ equity increased by $180 million during 2005 following a $164 million increase during 2004. The increase in 2005 was the result of increases in retained earnings, due to increased earnings, offset partially by increases in treasury stock and accumulated other comprehensive loss. The increase in treasury stock was the result of the Company utilizing its share repurchase program.
      Dividends of $174 million were declared on the Company’s common stock in 2005, as compared to the $154 million declared in 2004. The annual dividend rate in 2005 was $1.40 per common share, a 12 percent increase over 2004. The dividend payout ratio was 44 percent for 2005 and 2004 and equaled 43 percent in 2003. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. Subsequent to year-end, the Company’s Board of Directors approved an 11 percent increase in the quarterly dividend rate, raising the annual dividend rate to an indicated $1.56 per common share for 2006. This marked the 25th consecutive year the Company has increased its dividend rate paid to shareholders.
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
      In 2003, the Company announced that its Board of Directors authorized a share repurchase program allowing for the purchase of 3.3 percent or approximately 4.1 million shares of the Company’s outstanding common stock. Through December 31, 2005, 1.0 million shares had been repurchased under the 2003 program at a cost of $51.4 million. Approximately 112,000 of the total shares repurchased have been reissued for acquisitions and employee benefit plans. At December 31, 2005, approximately 3.1 million shares remained available for repurchase under the program. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors.
      The ratio of average common shareholders’ equity as a percentage of total average assets is one measure used to determine capital strength. Overall, the Company’s capital position remains strong as the ratio of average common shareholders’ equity to average assets for 2005 was 7.37 percent compared to 7.12 percent in 2004 and 7.82 percent in 2003. In order to maintain this ratio at appropriate levels with continued growth in total average assets, a corresponding level of capital growth must be achieved. The following table summarizes these and other key ratios for the Company for each of the last three years.
Return on Equity and Assets

	December 31

	2005	2004	2003

Return on average assets	1.36%	1.30%	1.31%
Return on average equity	18.52	18.29	16.72
Dividend payout ratio	44.03	43.55	43.41
Average common shareholders’ equity to average assets ratio	7.37	7.12	7.82
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
      At December 31, 2005, the Company’s Tier I Capital and Total Qualifying Capital totaled $2.3 billion and $3.0 billion, respectively. The percentage ratios, as calculated under the guidelines, were 8.74 percent and 11.48 percent for Tier I and Total Qualifying Capital, respectively, at year-end 2005. These ratios are well above the minimum requirements of four percent for Tier I Capital and eight percent for Total Qualifying Capital. Tier I Capital increased by $214 million, or 10 percent, in 2005 primarily as a result of the increase in retained earnings.
      Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted average quarterly assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available for sale securities (except for net unrealized losses on marketable equity securities), period-end goodwill and other disallowed assets. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The Company’s leverage ratio was 7.70 percent at year-end 2005 and 7.55 percent at year-end 2004, while its tangible leverage ratio was 7.67 percent at year-end 2005 and 7.52 percent at year-end 2004.
      The following table shows the calculation of capital ratios for the Company for the last two years.
Capital Ratios

	December 31

	2005	2004

	(In Thousands)
Risk-based capital:
Tier I Capital	$2,313,682	$2,099,593
Tangible Tier I Capital	2,304,269	2,089,013
Total Qualifying Capital	3,038,507	2,566,507
Assets:
Net risk-adjusted assets	$26,460,438	$22,975,381
Adjusted quarterly average assets	30,055,681	27,794,720
Adjusted tangible quarterly average assets	30,046,268	27,784,140
Ratios:
Tier I Capital	8.74%	9.14%
Total Qualifying Capital	11.48	11.17
Leverage	7.70	7.55
Tangible leverage	7.67	7.52
      The regulatory capital ratios of the Subsidiary Banks currently exceed the minimum ratios of 5 percent leverage capital, 6 percent Tier I Capital and 10 percent Total Qualifying Capital required in 2005 for “well-capitalized” banks as defined by federal banking regulators. The Company continually monitors these ratios to ensure that the Subsidiary Banks exceed these guidelines. For further information regarding the regulatory capital ratios of the Parent Company and the Subsidiary Banks, see Note 12, Regulatory Matters and Dividends from Subsidiaries, in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Activities

Sunbelt Funding Corporation
      In an effort to diversify its funding sources, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. Sunbelt was structured as a QSPE, as defined by SFAS No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account portfolio and financing its purchases through the issuance of P-1/ F1 rated commercial paper. As of December 31, 2005, all assets sold to the conduit were performing and no significant gains or losses were recognized on the sales.
      At December 31, 2005, all securities held by Sunbelt were either AAA or Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. Approximately 99 percent of the securities held by Sunbelt at December 31, 2005 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.7 billion and $1.8 billion at December 31, 2005 and 2004, respectively. The Company realized fee income of $5.5 million and $6.0 million for the years ended December 31, 2005 and 2004, respectively, from Sunbelt for various services including serving as investment advisor, liquidity provider, administrative agent and for providing a letter of credit. At both December 31, 2005 and 2004, receivables from Sunbelt were $2 million. There were no outstanding payables to Sunbelt at either December 31, 2005 or 2004. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets has occurred as of December 31, 2005.
      There are currently three proposed amendments to SFAS No. 140, which could result in Sunbelt no longer qualifying as a QSPE. If these amendments are finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company would not have a significant impact on the regulatory capital ratios, as the Company would continue to exceed the minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.
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
      Net interest income for 2005 increased $84 million from $889 million in 2004 to $973 million in 2005, following a $6 million increase in 2004 from 2003 levels. Interest income in 2005 increased $272 million to $1.5 billion, compared to $1.3 billion in 2004, an increase of 21 percent. The increase in interest income was caused by a $1.7 billion increase in the volume of average earning assets coupled with a 68 basis point increase in the yield on earning assets. Interest expense increased $188 million, or 48 percent, in 2005 due to an 81 basis point increase in the rate paid on interest bearing liabilities and an $841 million increase in the volume of interest bearing liabilities. In 2004, interest income remained relatively stable, decreasing $4 million from the prior year levels, a decrease of less than one percent. The stability of interest income was driven by a 56 basis point decrease in the yield on earning assets, offset by an increase of $2.5 billion in the volume of average earning assets. Interest expense decreased $10 million, or three percent, in 2004 due to a decrease of 24 basis points in the rate paid on interest bearing liabilities, offset partially by an increase of $1.8 billion in the volume of average interest bearing liabilities. The schedule on pages 36 and 37 provides detail regarding interest income, interest expense and net interest income due to changes in volumes, rates and mix of interest bearing assets and liabilities.
      The 2005 yield on average earning assets increased due primarily to an 89 basis point increase in the yield on loans. The increase in loan yields was primarily attributable to organic loan growth at higher rates as well as the repricing of variable rate loans at higher rates, as evidenced by the increases in the Fed Funds rate in the second half of 2004 and 2005. The increase in the volume of average earning assets was driven by a $2.1 billion increase in loans, offset partially by a $317 million decrease in investment securities, including securities held to maturity and available for sale.
      Total interest expense increased 48 percent in 2005 due to an increase of 81 basis points in the rate paid on interest bearing liabilities and an increase of $841 million in the volume of average interest bearing liabilities. Interest expense on interest bearing deposits increased $101 million due to a 64 basis point increase in the rate, coupled with a $1.4 billion increase in the average volume. For borrowed funds, which represent interest bearing liabilities that are not classified as deposits, an $87 million increase in interest expense was the result of a 118 basis point increase, partially offset by a $510 million decrease in the average volume.
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
      Net interest income is commonly evaluated in terms of average rates using the net yield and the interest rate spread. The net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average total earning assets, excluding market adjustments for investment securities available for sale and hedges. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net yield on earning assets increased 9 basis points to 3.58 percent in 2005 after decreasing 36 basis points to 3.49 in 2004. The increase in yield in 2005 was due to an increase of $272 million in interest income partially offset by an increase of $188 million in interest expense. The decrease in 2004 was due to the 56 basis point decrease in the yield on average earning assets that was partially offset by a 24 basis point decrease in the rate paid on interest bearing liabilities.
      The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During 2005, the net interest rate spread decreased 13 basis points to 2.99 percent from the 2004 spread of 3.12 percent. During 2004, the net interest rate spread decreased 32 basis points from the 2003 spread of 3.44 percent. See the accompanying table entitled Consolidated Average Balance Sheets and Rate/Volume Variances on pages 36 and 37 for more information.

      During 2005, the net yield on earning assets was positively impacted by the Company’s use of interest rate contracts, primarily interest rate swaps, which increased the taxable equivalent net yield on earning assets by $7.3 million. The net yield on earning assets was positively impacted by interest rate contracts during 2004 and 2003, which increased the taxable equivalent net yield by $28.8 million in 2004 and $71.5 million in 2003.
      The following table presents the actual and projected impact of the Company’s derivatives held for hedging purposes on net interest margin by quarter for fiscal years 2004, 2005 and 2006, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The derivatives included in the table below are both cash flow hedges and fair value hedges, including terminated cash flow hedges. The table assumes interest rates will remain at December 31, 2005 levels.

	For the Quarter Ending

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	Actual	Actual	Actual	Actual	Total

	(In Thousands)
Hedging derivatives positive impact to net interest margin	$11,240	$7,471	$6,019	$4,101	$28,831

	For the Quarter Ending

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	Actual	Actual	Actual	Actual	Total

	(In Thousands)
Hedging derivatives positive impact to net interest margin	$2,167	$2,394	$1,684	$1,013	$7,258

	For the Quarter Ending

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	Total
	Projected*	Projected*	Projected*	Projected*	Projected*

	(In Thousands)
Hedging derivatives positive impact to net interest margin	$2,183	$2,642	$3,489	$3,519	$11,833

*	Projected impact based on current interest rates as of December 31, 2005.
      As the table above demonstrates, the Company’s impact of interest rate contracts in 2005 decreased to $7 million from $29 million in 2004. This year over year decrease was due to the runoff of derivative instruments during 2004 and an increase in interest rates throughout 2004 and 2005. In a rising rate environment, the impact to net interest margin from receive fixed versus pay float swap agreements decreases. The impact of interest rate contracts in 2006 is anticipated to be slightly more beneficial than 2005 increasing net interest margin $12 million. The ultimate impact of the hedging derivatives on the Company’s future margin is dependent on future interest rates.

      Derivative instruments are subject to market risk. While the Company does have trading derivatives to facilitate customer transactions and manage the Company’s interest rate exposure, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date and the receive fixed coupon rate for derivative instruments used for hedging activities as of December 31, 2005, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The maturity date used in the table below is the first call date, when applicable. See Note 10, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for further information about the Company’s use of derivatives and the fair value of those instruments.

	For the Year Ended December 31

	2006	2007	2008	Thereafter

	(In Thousands)
Non-trading interest rate contracts:
Cash Flow Hedges:
Notional maturity	$400,000	$—	$—	$—
Weighted average coupon received on maturities	3.24%	—%	—%	—%
Weighted average time to maturity (months)	6	—	—	—
Fair Value Hedges:
Notional maturity	$82,000	$323,500	$—	$652,608
Weighted average coupon received on maturities	4.63%	7.55%	—%	5.93%
Weighted average time to maturity (months)	5	14	—	103
      The notional amounts shown in the preceding table should be viewed in the context of the Company’s overall interest rate risk management activities to assess the impact on net interest margin. As is the case with cash securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the derivative instruments on net interest income. This will depend, in large part, on the shape of the yield curve as well as the absolute level of interest rates.
      The following table presents certain interest rates on a tax equivalent basis. The table on pages 36 and 37 contains these same percentages and all major categories of interest earning assets and interest bearing liabilities. Tax-exempt earning assets continue to make up a small percentage of total earning assets.

	December 31

	2005	2004	2003

Rate earned on interest earning assets	5.70%	5.02%	5.58%
Rate paid on interest bearing liabilities	2.71	1.90	2.14
Interest rate spread	2.99	3.12	3.44
Net yield on earning assets	3.58	3.49	3.85

(This page left intentionally blank)

Consolidated Average Balance Sheets and Rate/ Volume Variances

Taxable Equivalent Basis
(Dollars in Thousands)

	Year Ended December 31

	2005			2004

	Average	Income/	Yield/	Average	Income/	Yield/
Yield/Rate Analysis	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Loans [a]	$20,049,588	$1,236,153	6.17%	$17,999,355	$950,925	5.28%
Investment securities available for sale [b]	4,570,904	189,333	4.14	4,401,132	181,234	4.12
Investment securities held to maturity	2,509,642	121,405	4.84	2,996,342	143,637	4.79
Other [c]	61,410	2,347	3.82	60,491	1,306	2.16

Total earning assets	27,191,544	1,549,238	5.70	25,457,320	1,277,102	5.02
Allowance for loan losses	(257,919)			(251,713)
Unrealized gain (loss) on investment securities available for sale	(49,453)			24,865
Cash and due from banks	746,393			675,339
Other assets	1,813,667			1,754,817

Total assets	$29,444,232			$27,660,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$211,655	1,529	0.72	$60,211	1,134	1.88
Savings deposits	7,185,061	72,657	1.01	7,570,719	46,555	0.61
Certificates of deposit less than $100,000 and other time deposits	2,542,086	88,495	3.48	2,004,181	63,321	3.16
Certificates of deposit of $100,000 or more	2,826,672	98,298	3.48	1,779,343	48,768	2.74

Total interest bearing deposits	12,765,474	260,979	2.04	11,414,454	159,778	1.40
Federal funds purchased	3,845,028	124,019	3.23	3,906,691	53,729	1.38
Securities sold under agreements to repurchase	330,813	9,576	2.89	371,444	3,934	1.06
Other short-term borrowings [c]	182,911	4,994	2.73	115,581	1,267	1.10
FHLB and other borrowings [b]	4,114,354	176,605	4.29	4,589,059	169,493	3.69

Total interest bearing liabilities	21,238,580	576,173	2.71	20,397,229	388,201	1.90

Net interest income/net interest spread		973,065	2.99%		888,901	3.12%

Noninterest bearing demand deposits	5,702,201			4,999,763
Accrued expenses and other liabilities	333,389			294,688
Shareholders’ equity	2,170,062			1,968,948

Total liabilities and shareholders’ equity	$29,444,232			$27,660,628

Net yield on earning assets			3.58%			3.49%

Taxable equivalent adjustment:
Loans		1,224			764
Investment securities available for sale		560			159
Investment securities held to maturity		2,261			2,613
Other		41			40

Total taxable equivalent adjustment		4,086			3,576

Net interest income		$968,979			$885,325

  [a] Includes nonaccrual loans
  [b] Excludes adjustment for mark-to-market valuation
  [c] Excludes noninterest earning trading assets and liabilities

Year Ended December 31
			Change in Interest Income/Expense Attributable to

2003
			2005			2004
Average	Income/	Yield/
Balance	Expense	Rate	Volume	Rate	Mix	Volume	Rate	Mix

$16,796,188	$984,045	5.86%	$108,252	$160,194	$16,782	$70,506	$(97,418)	$(6,208)
4,702,137	224,854	4.78	6,995	880	224	(14,388)	(31,034)	1,802
1,403,812	71,085	5.06	(23,313)	1,498	(417)	80,582	(3,790)	(4,240)
44,253	1,001	2.26	20	1,004	17	367	(44)	(18)

22,946,390	1,280,985	5.58	91,954	163,576	16,606	137,067	(132,286)	(8,664)
(237,365)
107,937
625,052
1,700,705

$25,142,719

$95,380	1,051	1.10	2,847	(698)	(1,754)	(387)	744	(274)
7,374,341	59,017	0.80	(2,353)	30,283	(1,828)	1,571	(14,011)	(22)
1,900,864	67,716	3.56	16,998	6,413	1,763	3,678	(7,603)	(470)
1,436,716	46,968	3.27	28,697	13,167	7,666	11,204	(7,615)	(1,789)

10,807,301	174,752	1.62	46,189	49,165	5,847	16,066	(28,485)	(2,555)
2,476,686	26,332	1.06	(851)	72,274	(1,133)	15,158	7,925	4,314
441,896	3,772	0.85	(431)	6,797	(724)	(599)	928	(167)
113,550	987	0.87	741	1,884	1,102	18	261	1
4,770,676	192,314	4.03	(17,517)	27,534	(2,905)	(7,319)	(16,220)	718

18,610,109	398,157	2.14	28,131	157,654	2,187	23,324	(35,591)	2,311

	882,828	3.44%	$63,823	$5,922	$14,419	$113,743	$(96,695)	$(10,975)

4,185,527
381,373
1,965,710

$25,142,719

		3.85%

	523
	1,280
	1,868
	27

	3,698

	$879,130

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
      The allowance for loan losses is established by risk group as follows:

•	Large classified loans, nonaccrual loans and loans considered impaired are evaluated individually with specific reserves allocated based on management’s review.

•	Smaller homogenous nonaccrual and adversely classified loans are assigned a portion of the allowance based on loan grading. Smaller past due loans are assigned a portion of the allowance using a formula that is based on the severity of the delinquency.

•	The remainder of the portfolio is allocated a portion of the allowance based on past loss experience and the economic conditions for the particular loan portfolio. Allocation weights are assigned based on the Company’s historical loan loss experience, in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, in each loan category, although a higher allocation weight may be used if current conditions indicate that loan losses may exceed historical experience.
      Additionally, a portion of the allowance is for inherent losses which are probable to exist as of the valuation date even though they may not have been identified by the objective processes used for the allocated portion of the allowance. This portion of the allowance is particularly subjective and requires judgment based upon qualitative factors. Some of the factors considered are changes in credit concentrations, loan mix, changes in underwriting practices, including the extent of portfolios of acquired institutions, historical loss experience and the general economic environment in the Company’s markets. While the total allowance is described as consisting of separate portions, these terms are primarily used to describe a process. All portions of the allowance are available to support inherent losses in the loan portfolio.
      The allowance for loan losses at December 31, 2005, was $267 million, or 1.25 percent of loans, compared with $258 million, or 1.37 percent of loans, at December 31, 2004, and $245 million, or 1.41 percent of loans, at December 31, 2003. The increase in the allowance, for both 2005 and 2004, was to provide adequate coverage for loan growth and to maintain the level of coverage based upon current economic conditions. Additionally, on March 31, 2005, the Company transferred $12 million of allowance for loan losses related to unfunded commitments, letters of credit and fees to other liabilities. As shown in the following table, net loan charge-offs in 2005 were $97 million, or 0.48 percent of average loans, compared with $92 million, or 0.51 percent of average loans, in 2004 and $104 million, or 0.62 percent of average loans, in 2003. Management believes that the allowance for loan losses at December 31, 2005 is adequate and appropriate given past experience and the underlying strength of the loan portfolio.

      The following table sets forth information with respect to the Company’s loans and the allowance for loan losses for the last five years.
Summary of Loan Loss Experience

	2005	2004	2003	2002	2001

	(In Thousands)
Average loans outstanding during the year	$20,049,588	$17,999,355	$16,796,188	$15,100,844	$13,008,761

Allowance for loan losses, beginning of year	$258,339	$244,882	$232,830	$191,393	$167,288
Charge-offs:
Commercial, financial and agricultural	15,897	14,863	23,078	26,608	37,769
Commercial real estate — mortgage	1,760	4,564	2,836	3,155	796
Real estate — construction	740	246	2,290	3,735	1,487
Residential real estate — mortgage	1,915	1,778	1,547	1,887	1,672
Equity lines of credit	1,606	2,437	2,973	1,343	462
Equity loans	2,021	2,549	5,065	2,926	890
Credit card	39,106	37,625	36,248	35,296	23,375
Consumer — direct	21,124	14,675	15,825	11,376	11,595
Consumer — indirect	41,575	38,860	33,865	23,061	16,613

Total	125,744	117,597	123,727	109,387	94,659
Recoveries:
Commercial, financial and agricultural	4,070	5,549	5,285	2,759	2,168
Commercial real estate — mortgage	184	274	149	211	116
Real estate — construction	93	110	472	54	3
Residential real estate — mortgage	116	133	207	390	236
Equity lines of credit	234	271	54	127	4
Equity loans	344	434	198	18	—
Credit card	3,019	2,830	2,038	2,015	2,086
Consumer — direct	8,508	5,966	4,786	4,570	3,985
Consumer — indirect	12,381	10,420	6,271	4,349	4,975

Total	28,949	25,987	19,460	14,493	13,573

Net charge-offs	96,795	91,610	104,267	94,894	81,086
Provision charged to income	117,818	105,658	119,681	136,331	106,241
Allowance for loans sold/ securitized	—	(591)	(3,362)	—	(1,050)
Allowance transferred to other liabilities	(12,189)	—	—	—	—

Allowance for loan losses, end of year	$267,173	$258,339	$244,882	$232,830	$191,393

Net charge-offs to average loans outstanding	0.48%	0.51%	0.62%	0.63%	0.62%

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
Allocation of Allowance for Loan Losses

	December 31

	2005		2004		2003		2002		2001

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

					(In Thousands)
Commercial, financial and agricultural	$47,688	18.2%	$55,077	19.9%	$59,308	20.6%	$57,685	22.4%	$54,400	27.0%
Real estate — construction	25,668	19.8	24,613	16.1	22,119	14.3	28,123	15.3	26,720	16.9
Real estate — mortgage:
Residential	22,321	22.0	17,897	21.4	14,420	22.1	14,188	24.2	8,498	20.7
Commercial	27,432	19.1	29,011	20.9	31,746	22.6	23,642	19.5	18,787	17.6
Consumer	144,064	20.9	131,741	21.7	117,289	20.4	109,192	18.6	82,988	17.8

	$267,173	100.0%	$258,339	100.0%	$244,882	100.0%	$232,830	100.0%	$191,393	100.0%

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
      Nonperforming assets at December 31, 2005, were $60 million, a decrease of $11 million from year-end 2004. Nonperforming loans decreased $2 million from year-end 2004 to $48 million. Other real estate owned (“ORE”) decreased $8 million from year-end 2004.
      The recorded investment in impaired loans at December 31, 2005 and 2004 was $39 million and $34 million, respectively. The Company had specific allowance amounts related to those loans of $8 million and $6 million, respectively. There were no impaired loans without a specific allowance at December 31, 2005 or 2004. The average investment in these loans for the years ended December 31, 2005 and 2004 amounted to $37 million and $45 million, respectively.

      The following table summarizes the Company’s nonperforming assets for each of the last five years.
Nonperforming Assets

	December 31

	2005	2004	2003	2002	2001

	(In Thousands)
Nonacccrual loans	$47,578	$49,947	$65,870	$81,671	$65,470
Renegotiated loans	698	734	218	38	327

Total nonperforming loans	48,276	50,681	66,088	81,709	65,797
Other real estate	11,510	19,998	29,014	17,300	26,478

Total nonperforming assets	$59,786	$70,679	$95,102	$99,009	$92,275

Accruing loans 90 days or more past due	$14,539	$15,509	$26,159	$16,907	$17,577
Total nonperforming loans as a percentage of loans	.23%	.27%	.38%	.50%	.48%
Total nonperforming assets as a percentage of loans and ORE	.28	.37	.55	.60	.67
Accruing loans 90 days or more past due as a percentage of loans	.07	.08	.15	.10	.13
      Details of nonaccrual loans at December 31, 2005, 2004 and 2003 appear below:

	2005	2004	2003

	(In Thousands)
Principal balance	$47,578	$49,947	$65,870
Interest that would have been recorded under original terms	4,789	4,819	6,228
Interest actually recorded	2,070	2,195	2,736
Noninterest Income
      Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, profits and commissions earned through securities and insurance sales and corporate and correspondent investment sales. In addition, gains and losses realized from the sale of investment portfolio securities and trading gains (losses) and settlements on economic hedge swaps are included in noninterest income. Noninterest income totaled $658.7 million in 2005, an increase of 5 percent from the prior year, and $628.6 million in 2004, an increase of 17 percent from that reported in 2003. On a core basis, noninterest income increased 11 percent, or $65.2 million from 2004 levels. Core results exclude gains on the sale of non-core businesses and non-strategic banking centers totaling $6.4 million in 2005, gains on the sales of investments securities of $79,000 in 2005 and $27.3 million in 2004, and trading gains (losses) and settlements on economic hedge swaps of $(3.2) million in 2005 and $11.1 million in 2004.
      Fee income from service charges on deposit accounts increased 5 percent in 2005 following a 17 percent increase in 2004. Continued emphasis on the growth of low-cost personal and small business checking accounts and corporate treasury management services accounted for both an increase in the number of accounts and outstanding balances in 2005 and 2004.
      Card and merchant processing fees increased 27 percent in 2005 after an increase of 26 percent in 2004. The increase in both years is a direct reflection of the Company’s deposit gathering strategy that has resulted in an increase in the number of debit cards issued as well as an increase in debit card use by the Company’s customers. Increases in interchange income, merchant’s discounts and the volume of credit cards also accounted for increased revenues in 2005 and 2004.
      Insurance commissions increased approximately $7.9 million to $59.4 million in 2005 after an increase of $7.4 million in 2004 to $51.4 million. Income from this line item is primarily generated through commissions on the sales of insurance, primarily property and casualty, and other related products. The Company expanded its insurance business in 2004 and 2003, acquiring four insurance companies throughout its geographic markets, and in January of 2005 acquiring Warren Benefits based in Houston.
      Retail investment sales income, comprised primarily of mutual fund and annuity sales income, increased 8 percent in 2005 after increasing 14 percent in 2004. The increase in both 2005 and 2004 reflected improved overall market conditions.
      Asset management fees increased 27 percent in 2005 after an increase of 3 percent in 2004. The increase in this line item is primarily attributable to the Company’s January 2005 acquisition of Stavis, Margolis Advisory Services, Inc., an investment advisory firm based in Houston, and general overall economic improvement in the current year. Assets under administration remained stable at $7.5 billion at December 31, 2005 compared to $7.6 billion and $11.0 billion at December 31, 2004 and 2003, respectively.
      Corporate and correspondent investment sales increased to $23.5 million in 2005, from $20.5 million in 2004 and $29.0 million in 2003. Income from this line item is primarily generated through commissions on the sales of bonds to approximately 900 correspondent banks and matched interest rate protection contracts to corporate customers. Changes in the corporate and correspondent investment sales in future years cannot be predicted accurately because of the uncertainty of changes in market conditions.
      Trading gains (losses) and settlements on economic hedge swaps decreased to $(3.2) million in 2005 compared to $11.1 million in 2004 and $9.3 million in 2003. Income (expense) from this line item represents the mark-to-market valuation adjustments and net settlements on the Company’s own economic hedges. The changes in this caption were due to fluctuations in the market value of the Company’s economic hedges and market interest rates.
      During the first quarter of 2005, the Company completed the sale of a non-core business unit that specialized in the brokerage of oil and gas properties and, in the fourth quarter of 2005, completed the sale of two non-strategic banking centers in Arizona. A gain of $4.8 million was realized on the sale of the non-core business unit and a gain of $1.6 million was realized on the non-strategic banking center sale.
Noninterest Expense
      Noninterest expense totaled $901.8 million in 2005, an increase of four percent from the prior year, and $868.5 million in 2004, an increase of nine percent from that reported in 2003. Excluding losses on the prepayment of FHLB advances in 2004, noninterest expense totaled $843.3 million. The increase in 2005 is primarily attributable to additional compensation paid to employees as a result of loan production, deposit generation and fee income growth.
      Equipment expense increased eight percent in 2005 and five percent in 2004. Net occupancy expense remained well contained at $66.9 million as compared to $65.8 million in 2004 and $61.6 million in 2003. Both of these captions increased as a result of the Company’s acquisition activity over the last two years and the addition of new banking centers.
      Marketing expense increased $10.6 million in 2005 and $1.3 million in 2004. The increases in marketing expense reflect a focused strategy to increase product sales throughout all of the Company’s markets. Communications expense remained stable at $21.8 million as compared to $21.9 million in 2004 and $24.5 million in 2003. The decrease in 2004 was due to cost savings initiatives implemented during late 2003.
      Amortization of intangibles decreased 6 percent in 2005 and decreased 10 percent in 2004. The decreases in the current and prior year are a result of lower core deposit amortization from bank acquisitions completed in prior years.
      Merger and integration expenses increased by 29 percent in 2005 after decreasing 31 percent in 2004. The increase in 2005 is the result of the ongoing due diligence in connection with the pending acquisition of TexasBank. Merger and integration expenses include compensation expenses, professional services, data processing systems conversion costs, broker fees incurred and other merger related expenses.

Income Taxes
      Income tax expense increased $27 million, or 15 percent, to $206 million for the year ended December 31, 2005. The effective tax rate as a percentage of pretax income was 33.9 percent in 2005, compared to 33.3 percent in 2004 and 33.9 percent in 2003. The statutory federal rate was 35 percent during 2005, 2004 and 2003. For further information concerning the provision for income taxes, refer to Note 16, Income Taxes, in the Notes to Consolidated Financial Statements.
Accounting Pronouncements

Consolidation of Variable Interest Entities
      In January 2003, the Financial Accounting Standards Board (“FASB”) completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. The Company adopted the provisions of FIN 46R on December 31, 2003. The Company’s securitization structure, as of December 31, 2005, met QSPE standards, and therefore, was not affected by the adoption of FIN 46 or FIN 46R.
      Additionally, in August 2005, the FASB issued three proposed amendments to SFAS 140, which would amend the requirements for QSPE status. Sunbelt Funding Corporation (“Sunbelt”), the Company sponsored asset-backed commercial paper conduit, would no longer meet QSPE requirements if the proposed amendments were finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue to receive off-balance sheet treatment.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer
      In December 2003, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. The initial adoption of this standard did not have an impact on the financial condition or the results of operations of the Company.

Share-Based Payments
      In December 2004, the FASB issued SFAS 123R, Share-Based Payments. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of SFAS 123R were effective for all share-based awards granted after July 1, 2005 and to share-based awards modified, repurchased, or cancelled after that date. However, on April 15, 2005, the SEC issued release number 33-8568 which delayed the effective date of SFAS 123R an additional six months, requiring that companies adopt the provisions of SFAS 123R for annual periods beginning after June 15, 2005. Management does not believe the results of the adoption of this standard will differ materially from the pro-forma disclosures in Note 1, Nature of Operations and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

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

Accounting Changes and Error Corrections
      In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion 20 and FASB Statement No. 3. SFAS 154 amends the existing guidance and applies to the accounting for and reporting of a change in accounting principle. Additionally, SFAS 154 applies to changes required by accounting pronouncements when the pronouncement does not include explicit transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operation of the Company.
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
Compass Bancshares, Inc. and Subsidiaries
Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Compass Bancshares, Inc.:
      We have completed integrated audits of Compass Bancshares, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and its subsidiaries (the Company) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included as “Management’s Report on Internal Control Over Financial Reporting” appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 23, 2006

Compass Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31

	2005	2004

	(In Thousands)
ASSETS
Cash and due from banks	$805,556	$585,679
Federal funds sold and securities purchased under agreements to resell	46,393	46,948
Trading account assets	76,559	77,817
Investment securities available for sale	4,704,375	4,398,184
Investment securities held to maturity (fair value of $2,212,273 and $2,768,334 for 2005 and 2004, respectively)	2,245,942	2,767,099
Loans	21,372,215	18,856,922
Allowance for loan losses	(267,173)	(258,339)

Net loans	21,105,042	18,598,583
Premises and equipment, net	547,195	537,466
Bank owned life insurance	441,226	423,942
Goodwill	316,197	302,619
Other assets	509,747	443,579

Total assets	$30,798,232	$28,181,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$6,097,881	$5,476,140
Interest bearing	14,286,234	11,566,592

Total deposits	20,384,115	17,042,732
Federal funds purchased and securities sold under agreements to repurchase	3,102,572	4,532,004
Other short-term borrowings	652,750	175,771
FHLB and other borrowings	4,111,462	4,119,771
Accrued expenses and other liabilities	311,304	255,293

Total liabilities	28,562,203	26,125,571
Shareholders’ equity:
Preferred stock (25,000,000 shares authorized)	—	—
Common stock of $2 par value:
Authorized — 300,000,000 shares in 2005 and 2004 Issued — 133,950,243 shares in 2005 and 132,903,225 shares in 2004	267,900	265,806
Treasury stock, at cost (10,411,684 shares in 2005 and 9,639,194 shares in 2004)	(377,327)	(333,351)
Surplus	300,375	264,400
Loans to finance stock purchases	(1,262)	(1,056)
Unearned restricted stock	(11,811)	(10,624)
Accumulated other comprehensive loss	(63,156)	(23,376)
Retained earnings	2,121,310	1,894,546

Total shareholders’ equity	2,236,029	2,056,345

Total liabilities and shareholders’ equity	$30,798,232	$28,181,916

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31

	2005	2004	2003

	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$1,234,929	$950,161	$983,522
Interest on investment securities available for sale	188,773	181,075	223,574
Interest on investment securities held to maturity	119,144	141,024	69,217
Interest on federal funds sold and securities purchased under agreements to resell	1,537	801	485
Interest on trading account assets	769	465	489

Total interest income	1,545,152	1,273,526	1,277,287
Interest expense:
Interest on deposits	260,979	159,778	174,752
Interest on federal funds purchased and securities sold under agreements to repurchase	133,595	57,663	30,104
Interest on other short-term borrowings	4,994	1,267	987
Interest on FHLB and other borrowings	176,605	169,493	192,314

Total interest expense	576,173	388,201	398,157

Net interest income	968,979	885,325	879,130
Provision for loan losses	117,818	105,658	119,681

Net interest income after provision for loan losses	851,161	779,667	759,449
Noninterest income:
Service charges on deposit accounts	297,080	282,808	241,419
Card and merchant processing fees	95,591	75,548	60,067
Insurance commissions	59,362	51,437	44,024
Retail investment sales	33,890	31,316	27,440
Asset management fees	28,689	22,666	21,994
Corporate and correspondent investment sales	23,487	20,457	28,957
Bank owned life insurance	17,467	17,169	16,928
Gain on sale of business and branches	6,391	—	2,128
Investment securities gains (losses), net	79	27,336	(43)
Trading gains (losses) and settlements on economic hedge swaps	(3,235)	11,053	9,320
Other	99,877	88,853	83,270

Total noninterest income	658,678	628,643	535,504
Noninterest expense:
Salaries, benefits and commissions	487,819	458,356	429,486
Equipment	81,979	76,169	72,302
Net occupancy	66,937	65,791	61,607
Professional services	61,640	57,380	56,518
Marketing	43,802	33,249	31,946
Communications	21,793	21,859	24,548
Amortization of intangibles	6,151	6,543	7,302
Merger and integration	1,641	1,275	1,853
Loss on prepayment of FHLB advances	—	25,136	—
Other	130,041	122,720	112,321

Total noninterest expense	901,803	868,478	797,883

Net income before income tax expense	608,036	539,832	497,070
Income tax expense	206,206	179,647	168,392

Net income	$401,830	$360,185	$328,678

Basic earnings per share	$3.25	$2.95	$2.64
Basic weighted average shares outstanding	123,550	122,254	124,656
Diluted earnings per share	$3.18	$2.87	$2.58
Diluted weighted average shares outstanding	126,423	125,416	127,186
See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2005, 2004 and 2003

					Accumulated
					Other
					Comprehensive		Total	Comprehensive
	Common	Treasury		Retained	Income		Shareholders’	Income
	Stock	Stock	Surplus	Earnings	(Loss)	Other	Equity	(Loss)

	(In Thousands)
Balance, December 31, 2002	$260,824	$(129,415)	$199,907	$1,502,398	$136,109	$(4,440)	$1,965,383
Net income — 2003	—	—	—	328,678	—	—	328,678	$328,678
Net change in unrealized gains on securities available for sale, net of tax	—	—	—	—	(68,238)	—	(68,238)	(68,238)
Net change in accumulated gains on cash-flow hedging instruments, net of tax	—	—	—	—	(30,565)	—	(30,565)	(30,565)

Comprehensive income								$229,875

Common dividends declared ($1.12 per share)	—	—	—	(140,450)	—	—	(140,450)
Exercise of stock options and other issuances	1,974	—	22,077	(937)	—	—	23,114
Issuance of restricted stock	340	—	6,206	—	—	(6,546)	—
Issuance of treasury stock for acquisitions, stock options and benefit plans	—	24,973	(786)	—	—	—	24,187
Repayments on loans to finance stock purchases, net of advances	—	—	—	—	—	754	754
Amortization of restricted stock	—	—	—	—	—	2,938	2,938
Purchase of treasury stock	—	(213,227)	—	—	—	—	(213,227)

Balance, December 31, 2003	263,138	(317,669)	227,404	1,689,689	37,306	(7,294)	1,892,574
Net income — 2004	—	—	—	360,185	—	—	360,185	$360,185
Net change in unrealized gains (losses) on securities available for sale, net of tax	—	—	—	—	(49,422)	—	(49,422)	(49,422)
Net change in accumulated gains (losses) on cash-flow hedging instruments, net of tax	—	—	—	—	(9,095)	—	(9,095)	(9,095)
Net change in additional minimum pension liability, net of tax	—	—	—	—	(2,165)	—	(2,165)	(2,165)

Comprehensive income								$299,503

Common dividends declared ($1.25 per share)	—	—	—	(153,970)	—	—	(153,970)
Exercise of stock options and other issuances	2,362	—	28,481	(1,358)	—	—	29,485
Issuance of restricted stock, net of cancellations	306	—	8,265	—	—	(8,571)	—
Issuance of treasury stock for acquisitions, stock options and benefit plans	—	18,147	250	—	—	—	18,397
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(247)	(247)
Amortization of restricted stock	—	—	—	—	—	4,432	4,432
Purchase of treasury stock	—	(33,829)	—	—	—	—	(33,829)

Balance, December 31, 2004	265,806	(333,351)	264,400	1,894,546	(23,376)	(11,680)	2,056,345
Net income — 2005	—	—	—	401,830	—	—	401,830	$401,830
Net change in unrealized losses on securities available for sale, net of tax	—	—	—	—	(44,297)	—	(44,297)	(44,297)
Net change in accumulated losses on cash-flow hedging instruments, net of tax	—	—	—	—	3,665	—	3,665	3,665
Net change in additional minimum pension liability, net of tax	—	—	—	—	852		852	852

Comprehensive income								$362,050

Common dividends declared ($1.40 per share)	—	—	—	(173,524)	—	—	(173,524)
Exercise of stock options and other issuances	1,842	—	25,844	(1,542)	—	—	26,144
Issuance of restricted stock, net of cancellations	252	—	6,419	—	—	(6,671)	—
Issuance of treasury stock for acquisitions, stock options and benefit plans	—	19,271	3,712	—	—	—	22,983
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(206)	(206)
Amortization of restricted stock	—	—	—	—	—	5,484	5,484
Purchase of treasury stock	—	(63,247)	—	—	—	—	(63,247)

Balance, December 31, 2005	$267,900	$(377,327)	$300,375	$2,121,310	$(63,156)	$(13,073)	$2,236,029

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31

	2005	2004	2003

	(In Thousands)
Operating Activities:
Net income	$401,830	$360,185	$328,678
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	106,008	108,845	117,586
Accretion of discount and loan fees	(5,917)	(18,550)	(20,057)
Provision for loan losses	117,818	105,658	119,681
Net change in trading account assets	2,530	11,004	26,542
Deferred tax benefit	(31,145)	(2,243)	(8,770)
Net (gain) loss on sale of investment securities available for sale	(79)	(27,336)	43
Loss on prepayment of FHLB advances	—	25,136	—
Gain on sale of business and branches	(6,391)	—	(2,128)
Increase in other assets	(39,632)	(76,086)	(86,032)
Increase (decrease) in other liabilities	66,502	27,917	(65,852)

Net cash provided by operating activities	611,524	514,530	409,691
Investing Activities:
Proceeds from maturities/calls of investment securities held to maturity	527,601	736,367	706,752
Purchases of investment securities held to maturity	(5,000)	—	—
Proceeds from sales of investment securities available for sale	78,594	814,036	268,263
Proceeds from maturities/calls of investment securities available for sale	717,790	846,600	2,229,999
Purchases of investment securities available for sale	(1,183,296)	(1,731,966)	(4,237,230)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	555	31,217	(53,343)
Net increase in loan portfolio	(2,636,218)	(2,188,966)	(2,197,523)
Net cash received (paid) in acquisitions/dispositions	(16,945)	268	(24,382)
Purchases of premises and equipment, net	(69,755)	(69,265)	(87,849)
Proceeds from sales of other real estate owned	21,207	30,845	23,455

Net cash used by investing activities	(2,565,467)	(1,530,864)	(3,371,858)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	930,127	725,615	1,191,274
Net increase (decrease) in time deposits	2,437,410	628,458	(562,915)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(1,429,432)	413,380	2,775,424
Net increase (decrease) in other short-term borrowings	476,979	(87,766)	(36,856)
Proceeds from FHLB advances and other borrowings	396,902	1,125,100	1,300,000
Repayment of FHLB advances and other borrowings	(400,537)	(1,793,140)	(1,380,539)
Redemption of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—	(23,000)	(12,000)
Common dividends paid	(208,756)	(118,533)	(139,376)
Purchase of treasury stock	(63,247)	(33,829)	(213,227)
Issuance of treasury stock for benefit plans and stock options	9,274	9,998	8,466
Repayment of loans to finance stock purchases	679	616	1,126
Proceeds from exercise of stock options	24,421	28,622	22,742

Net cash provided by financing activities	2,173,820	875,521	2,954,119

Net increase (decrease) in cash and due from banks	219,877	(140,813)	(8,048)
Cash and due from banks at beginning of the year	585,679	726,492	734,540

Cash and due from banks at end of the year	$805,556	$585,679	$726,492

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(1)	Nature of Operations and Summary of Significant Accounting Policies
      The accounting policies followed by the Company and the methods of applying these policies conform with accounting principles generally accepted in the United States and with general practices within the banking industry. Certain policies that significantly affect the determination of financial position, results of operations and cash flows are summarized below.
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

Nature of Operations
      Compass Bank operates 384 banking centers in Alabama, Arizona, Colorado, Florida, New Mexico and Texas. The banking centers in Alabama are located throughout the state while its Florida banking centers are concentrated in the Jacksonville area and in the Florida panhandle. In Texas, the banking centers are primarily located in the state’s four largest metropolitan areas of Houston, Dallas, San Antonio and Austin. The Arizona operations are primarily located in Tucson and Phoenix. The New Mexico banking centers are concentrated around the Albuquerque metropolitan area. The Colorado banking centers are concentrated around the Denver metropolitan area. See Note 19, Segment Information, for additional discussion of the Company’s business.

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

Securities
      The Company’s investment securities are classified into one of three categories based upon management’s intent to hold the investment securities: (i) trading account assets and liabilities, (ii) investment securities held to maturity or (iii) investment securities available for sale. Investment securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Investment securities designated as held to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, with such amortization and accretion determined by the interest method. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Management of the maturity of the portfolio is necessary to provide liquidity and control interest rate risk. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain or loss on the portfolio of investment securities available for sale are reflected as adjustments to the carrying value of the portfolio and as an adjustment net of tax to accumulated other comprehensive income.
      Fair values of trading account assets and liabilities, investment securities held to maturity and investment securities available for sale are based primarily on quoted or other independent market prices. If quoted

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
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
      Generally, the Company evaluates loans for impairment when a portion of a loan is internally risk rated as substandard or doubtful. All nonaccrual loans not meeting the definition of smaller balance, homogeneous loans are considered impaired. Smaller balance, homogeneous loans include residential mortgages, equity loans, equity lines of credit, credit card receivables and consumer loans, primarily direct and indirect automobile loans. The Company generally measures impairment based upon the present value of the loan’s expected future cash flows, discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value of the collateral. In addition, in certain rare circumstances, impairment may be based on the loan’s observable fair value. Impairment with regard to substantially all of the Company’s impaired loans has been measured based on the fair value of the underlying collateral. The Company’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy.

Allowance for Loan Losses
      The amount of the provision for loan losses charged to income is determined on the basis of several factors including actual loss experience, identified loan impairment, current economic conditions and periodic examinations and appraisals of the loan portfolio. Such provisions, less net loan charge-offs and allowance for

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
loans sold/securitized, comprise the allowance for loan losses which is deducted from loans and is maintained at a level management considers to be adequate to absorb losses inherent in the portfolio.
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

Premises and Equipment
      Premises, equipment, assets under capital leases and leasehold improvements are stated at cost less accumulated depreciation or amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements.

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

Accounting for Derivatives and Hedging Activities
      As part of the Company’s overall interest rate risk management, the Company uses derivative instruments, including interest rate swaps, caps and floors. All derivative instruments are recognized on the balance sheet at their fair value. Fair values are estimated using pricing models. On the date the derivative instrument contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
liability (“cash-flow” hedge), (3) a held for trading hedge or (4) an economic hedge. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in the then-current-period earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income in the shareholders’ equity section of the Consolidated Balance Sheets, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivative trading instruments and settlements on the instruments are reported in the then-current-period earnings.
      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative instrument is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.
      The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative instrument expires or is sold, terminated or exercised; (3) the derivative instrument is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative instrument as a hedge instrument is no longer appropriate.
      When hedge accounting is discontinued because it is determined that the derivative instrument no longer qualifies as an effective fair-value hedge, the derivative instrument will continue to be carried on the balance sheet at its fair value and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative instrument will continue to be carried on the balance sheet at its fair value and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in the then-current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When the derivative instrument is de-designated, terminated or sold, any gain or loss will remain in accumulated other comprehensive income and will be reclassified into earnings over the same period during which the underlying hedged item affects earnings. In all other situations in which hedge accounting is discontinued, the derivative instrument will be carried at its fair value on the balance sheet, with changes in its fair value recognized in the then-current-period earnings.
      The Company also uses interest rate swaps as economic hedges. These swaps either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment. These economic hedge swaps convert the fixed interest rate payments on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based floating rates. Changes in the fair value of these derivatives and the interest exchanged are recognized in earnings in the line item trading gains (losses) and

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
settlements on economic hedge swaps. The fair value of these derivatives is included in either trading account assets or accrued expenses and other liabilities.

Securitization and Sales of Receivables
      When the Company sells receivables in securitizations of automobile loans, equity loans, residential mortgage loans and Small Business Administration loans, it may retain one or more senior tranches, subordinated tranches, servicing rights and in some cases a cash reserve account and interest-only strips, all of which are retained interests in the securitized receivables. Gains or losses on sale of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Subsequent to the sales, interest-only strips are carried at fair value as investment securities available for sale. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Company generally estimates fair value based on the present value of future expected cash flows using management’s estimates of the key assumptions, including: credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

Reclassifications
      Certain reclassifications of prior years’ amounts have been made to conform to current year presentation. Such reclassifications had no effect on net income, assets or shareholders’ equity.

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

Stock-Based Compensation
      At December 31, 2005, the Company had three long-term incentive compensation plans and one employee stock purchase plan, which are described more fully in Note 13, Stock Based Compensation. The Company accounts for those plans under the recognition and measurement principles of Accounting Principals Bulletin Opinion 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Under APB 25 no compensation expense is recognized. However, in the fourth quarter of 2005, the Company accelerated the vesting provisions of the outstanding stock options of the Company, excluding options issued to senior management and off-cycle options issued in conjunction with initial employment. The purpose of the acceleration was to eliminate future non-cash compensation expense the Company would otherwise be required to recognize in its statements of income, after the adoption of SFAS 123R, Share-Based Payments. As a result of this acceleration, the Company recognized approximately $840,000 of expense, which is included in the Consolidated Statements of Income for the year ended December 31, 2005. Effective January 1, 2006, the Company plans to adopt the provisions of SFAS 123R which will require compensation expense to be recognized for share-based payments.
      Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method, established by SFAS 123, Accounting for Stock-Based Compensation. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 3.93 percent, 3.64 percent and 3.10 percent; expected dividend yields of 4.11 percent, 4.13 percent and 4.78 percent; volatility factors of the expected market price of the Company’s

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
common stock of 0.237, 0.276 and 0.309 and a weighted-average expected life of the options of 5.4 years, 5.0 years and 5.0 years, respectively.
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
      The Company’s options granted in 2005 and 2004 originally vested either entirely at the end of the third year after grant or 50 percent at the end of the first year and 25 percent at the end of each of the next two years. The Company’s options granted in 2003 originally vested 50 percent at the end of the first year and 25 percent at the end of each of the next two years. However, in the fourth quarter of 2005, the Company accelerated the vesting provisions of the outstanding stock options of the Company, excluding options issued to senior management and off-cycle options issued in conjunction with initial employment. The compensation expense related to the non-accelerated options has been allocated over the remaining vesting period for purposes of pro forma disclosures, while the unrecognized compensation expense for the accelerated options was recognized in the fourth quarter of 2005. Options expire ten years after the date of grant.
      The Company’s actual and pro forma information follows (in thousands, except per share data):

	Year Ended December 31

	2005	2004	2003

Net income:
As reported	$401,830	$360,185	$328,678
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	11,718	9,402	10,791

Pro forma net income	$390,112	$350,783	$317,887

Basic earnings per share:
As reported	$3.25	$2.95	$2.64
Pro forma	3.16	2.87	2.55
Diluted earnings per share:
As reported	$3.18	$2.87	$2.58
Pro forma	3.09	2.80	2.50
Recently Issued Accounting Standards

Consolidation of Variable Interest Entities
      In January 2003, the Financial Accounting Standards Board (“FASB”) completed its redeliberations of the project related to the consolidation of variable interest entities which culminated in the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. The Company adopted the provisions of FIN 46R on December 31, 2003. The Company’s securitization structure, as of December 31, 2005, met QSPE standards, and therefore, was not affected by the adoption of FIN 46 or FIN 46R.
      Additionally, in August 2005, the FASB issued three proposed amendments to SFAS 140, which would amend the requirements for QSPE status. Sunbelt Funding Corporation (“Sunbelt”), the Company sponsored asset-backed commercial paper conduit, would no longer meet QSPE requirements if the proposed amendments were finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue to receive off-balance sheet treatment.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer
      In December 2003, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. The initial adoption of this standard did not have an impact on the financial condition or the results of operations of the Company.

Share-Based Payments
      In December 2004, the FASB issued SFAS 123R, Share-Based Payments. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of SFAS 123R were initially effective for all share-based awards granted after July 1, 2005 and to share-based awards modified, repurchased, or cancelled after that date. However, on April 15, 2005, the Securities and Exchange Commission issued release number 33-8568 which delayed the effective date of SFAS 123R an additional six months, requiring that companies adopt the provisions of SFAS 123R for annual periods beginning after June 15, 2005. Management does not believe the results of the adoption of this standard will differ materially from the pro-forma disclosures noted previously.

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
December 31, 2005, 2004 and 2003
periods beginning after June 15, 2005. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

Accounting Changes and Error Corrections
      In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion 20 and FASB Statement No. 3. SFAS 154 amends the existing guidance and applies to the accounting for and reporting of a change in accounting principle. Additionally, SFAS 154 applies to changes required by accounting pronouncements when the pronouncement does not include explicit transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operation of the Company.

(2)	Investment Securities Held to Maturity and Investment Securities Available for Sale
      The following table presents the adjusted cost and approximate fair value of investment securities held to maturity and investment securities available for sale at December 31, 2005 and 2004.

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$39,275	$39,730	$60,860	$61,387
Mortgage-backed pass-through securities	932,785	921,076	1,125,080	1,133,696
Collateralized mortgage obligations	965,366	949,395	1,167,287	1,163,914
Asset-backed securities	219,583	212,056	320,058	312,864
States and political subdivisions	88,933	90,016	93,714	96,373
Other	—	—	100	100

Total	$2,245,942	$2,212,273	$2,767,099	$2,768,334

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003

	2005		2004

	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost

	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$48,463	$48,595	$39,828	$39,552
Mortgage-backed pass-through securities	527,785	537,288	501,978	499,525
Collateralized mortgage obligations	3,661,828	3,739,968	3,512,515	3,533,176
Asset-backed securities and corporate bonds	—	—	1,059	1,039
States and political subdivisions	44,652	45,331	12,118	11,943
Other	227,329	219,753	125,040	119,746
Equity securities	194,318	194,298	205,646	205,633

Total	$4,704,375	$4,785,233	$4,398,184	$4,410,614

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
      At December 31, 2005 approximately $1.9 billion of investment securities held to maturity and $2.5 billion of investment securities available for sale were pledged to secure public deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law. The following table details unrealized gains and losses on investment securities held to maturity and investment securities available for sale as of December 31, 2005 and 2004.

	2005		2004

	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

	(In Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$455	$—	$546	$19
Mortgage-backed pass-through securities	3,351	15,060	11,457	2,841
Collateralized mortgage obligations	2,913	18,884	6,698	10,071
Asset-backed securities	—	7,527	—	7,194
States and political subdivisions	1,220	137	2,659	—
Other	—	—	—	—

Total	$7,939	$41,608	$21,360	$20,125

Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$7	$139	$277	$1
Mortgage-backed pass-through securities	2,945	12,448	6,373	3,920
Collateralized mortgage obligations	507	78,647	3,586	24,247
Asset-backed securities and corporate bonds	—	—	20	—
States and political subdivisions	79	758	203	28
Other	7,576	—	5,294	—
Equity securities	20	—	13	—

Total	$11,134	$91,992	$15,766	$28,196

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
      Those investment securities available for sale which have an unrealized loss position at December 31, 2005, are detailed below:

	Securities in a Loss
	Position for Less than 12		Securities in a Loss Position
	Months		for 12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$44,845	$138	$55	$1	$44,900	$139
Mortgage-backed pass-through securities	150,147	2,312	276,093	10,136	426,240	12,448
Collateralized mortgage obligations	902,859	13,080	2,644,937	65,567	3,547,796	78,647
Asset-backed securities and corporate bonds	—	—	—	—	—	—
States and political subdivisions	35,369	758	—	—	35,369	758
Other	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

Total	$1,133,220	$16,288	$2,921,085	$75,704	$4,054,305	$91,992

      Management does not believe that any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for collateralized mortgage obligations and mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and were individually not significant relative to their respective amortized cost. Additionally, the Company has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
      Those investment securities available for sale which have an unrealized loss position at December 31, 2004, are detailed below:

	Securities in a Loss		Securities in a Loss
	Position for Less than 12		Position for 12 Months
	Months		or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$—	$—	$439	$1	$439	$1
Mortgage-backed pass-through securities	327,904	3,163	45,240	757	373,144	3,920
Collateralized mortgage obligations	2,439,241	18,892	410,809	5,355	2,850,050	24,247
Asset-backed securities and corporate bonds	—	—	—	—	—	—
States and political subdivisions	862	28	—	—	862	28
Other	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

Total	$2,768,007	$22,083	$456,488	$6,113	$3,224,495	$28,196

      The maturities of the securities portfolios are presented in the following tables.

	2005

	Carrying	Fair
	Amount	Value

	(In Thousands)
Investment securities held to maturity:
Maturing within one year	$3,945	$3,991
Maturing after one but within five years	282,792	276,060
Maturing after five but within ten years	15,036	15,178
Maturing after ten years	46,018	46,573

	347,791	341,802
Mortgage-backed securities and collateralized mortgage obligations	1,898,151	1,870,471

Total	$2,245,942	$2,212,273

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003

	2005

	Fair	Amortized
	Value	Cost

	(In Thousands)
Investment securities available for sale:
Maturing within one year	$394,489	$394,476
Maturing after one but within five years	47,048	41,106
Maturing after five but within ten years	31,276	31,859
Maturing after ten years	41,949	40,536

	514,762	507,977
Mortgage-backed securities and collateralized mortgage obligations	4,189,613	4,277,256

Total	$4,704,375	$4,785,233

      There were gross gains of $79,000 on sales of investment securities available for sale during 2005. There were gross gains of $27.3 million and $186,000 in 2004 and 2003, respectively, and gross losses of $229,000 in 2003.

(3)	Loans and Allowance for Loan Losses
      The following table presents the composition of the loan portfolio at December 31, 2005 and 2004.

	2005	2004

	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$3,896,207	$3,750,063
Real estate — construction	4,233,148	3,027,228
Commercial real estate — mortgage	4,080,164	3,943,163

Total commercial loans	12,209,519	10,720,454
Consumer loans:
Residential real estate — mortgage	1,916,951	1,566,370
Equity lines of credit	1,614,608	1,401,604
Equity loans	1,160,481	1,069,614
Credit card	523,148	505,090
Consumer — direct	423,278	484,657
Consumer — indirect	3,524,230	3,109,133

Total consumer loans	9,162,696	8,136,468

Total	$21,372,215	$18,856,922

      At December 31, 2005 approximately $1.7 billion of loans were pledged to secure deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
      A summary of the activity in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003

	(In Thousands)
Balance at beginning of year	$258,339	$244,882	$232,830
Provision charged to income	117,818	105,658	119,681
Allowance for loans securitized	—	(591)	(3,362)
Allowance transferred to other liabilities	(12,189)	—	—
Loans charged off	(125,744)	(117,597)	(123,727)
Loan recoveries	28,949	25,987	19,460

Net charge-offs	(96,795)	(91,610)	(104,267)

Balance at end of year	$267,173	$258,339	$244,882

      On March 31, 2005, the Company transferred $12 million of allowance for loan losses related to unfunded commitments, letters of credit and fees to other liabilities.
      The recorded investment in impaired loans at December 31, 2005 and 2004 was $39 million and $34 million, respectively. The Company had specific allowance amounts related to those loans of $8 million and $6 million, respectively. There were no impaired loans without a specific allowance at December 31, 2005 or 2004. The average investment in these loans for the years ended December 31, 2005 and 2004 amounted to $37 million and $45 million, respectively.
      Nonperforming assets at December 31, 2005, 2004 and 2003 are detailed in the following table.

	December 31

	2005	2004	2003

	(In Thousands)
Nonaccrual loans	$47,578	$49,947	$65,870
Renegotiated loans	698	734	218

Total nonperforming loans	48,276	50,681	66,088
Other real estate	11,510	19,998	29,014

Total nonperforming assets	$59,786	$70,679	$95,102

      Details of nonaccrual loans at December 31, 2005, 2004 and 2003 appear below:

	2005	2004	2003

	(In Thousands)
Principal balance	$47,578	$49,947	$65,870
Interest that would have been recorded under original terms	4,789	4,819	6,228
Interest actually recorded	2,070	2,195	2,736

(4)	Managed Loans
      In March of 2004 and May of 2003, the Company securitized $589 million of residential mortgage loans and $750 million of equity loans, respectively. In both securitizations, the Company retained 100 percent of the beneficial interests and retained interests. The beneficial interests of both securitizations are AAA and Aaa rated securities by Standard & Poor’s and Moody’s, respectively, and the retained interests include interest-only strips (“I/ O Strips”) and a servicing asset. The value of the Company’s retained interests, which

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
are subordinate to investors’ interests, are subject to credit, prepayment, and interest rate risks on the transferred financial assets. The beneficial interests are reflected as Investment Securities Held to Maturity, the I/ O Strips are reflected as Investment Securities Available for Sale and the servicing asset is reflected as Other Assets in the Company’s Consolidated Balance Sheets as of December 31, 2005 and 2004. No gain or loss was recorded on the Company’s Consolidated Statements of Income for either securitization. The Company retained servicing responsibilities in both securitizations and receives annual servicing fees amounting to 37.5 basis points and 25 basis points of the outstanding balance of adjustable rate loans and fixed rate loans, respectively, for the residential mortgage securitization and 50 basis points of the outstanding balance of the equity loan securitization. The securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due.
      At December 31, 2005, key economic assumptions used in measuring the I/ O Strips and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

		Residential
	Equity	Mortgage
	I/O Strip	I/O Strip

Carrying amount/fair value of retained interests	$13,672	$21,166
Weighted-average life (in years)	0.7	1.7
Prepayment speed assumption (annual rate)	30/36 CPR *	45-48 CPR
Impact on fair value of 10% adverse change	$(403)	$(722)
Impact on fair value of 20% adverse change	$(770)	$(1,334)
Expected credit losses (annual rate)	0.68%	0.25%
Impact on fair value of 10% adverse change	$(203)	$(61)
Impact on fair value of 20% adverse change	$(406)	$(122)
Residual cash flows discount rate (annual)	10.0%	10.0%
Impact on fair value of 10% adverse change	$(159)	$(291)
Impact on fair value of 20% adverse change	$(314)	$(575)

*	Constant prepayment rate (CPR) of 30 percent for first liens and 36 percent for second liens
      These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent and 20 percent adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor will likely result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.
      The recorded value of the equity securitization servicing asset was $622,000 at December 31, 2005. There was no valuation allowance on the originated servicing asset as of December 31, 2005. Additionally, there were no unrecognized servicing assets or liabilities, or servicing assets or liabilities for which it is not practicable to estimate fair value.
      Following are the expected static pool credit losses for both the residential mortgage and the equity loan securitization.

			Projected
	Inception
	to Date	2005	2006	2007	2008

Actual and Projected Credit Losses	0.45%	0.21%	0.11%	0.08%	0.04%

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
      Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

Term Securitization Sold
      The Company occasionally sells participations in the guaranteed portion of its Small Business Administration (“SBA”) loans to third parties or securitizes the loans and sells the securities representing the guaranteed portion. The Company does have recourse related to these sales. The Company also retains the unguaranteed portion of the loan or security and classifies this retained portion in loans. The Company retains servicing responsibilities and receives annual servicing fees. The Company recognized gains on the sale of SBA loans of $3.0 million and $1.9 million during 2005 and 2004, respectively.

Securitization Cash Flows
      The table below summarizes certain cash flows received from and paid to securitization trusts (in thousands):

	Year Ended December 31

	2005	2004	2003

Proceeds from collections	$403,520	$619,600	$779,438
Servicing fees received	3,324	4,219	2,437

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
      The following table presents quantitative information about delinquencies, net credit losses and components of securitized financial assets and other assets managed (in thousands):

		Principal
		Amount of
	Total Principal	Nonaccrual and
	Amount of	90 Days or More	Net Credit
	Loans	Past Due Loans	Losses

December 31, 2005:
Loan category:
Commercial, financial and agricultural	$3,910,405	$11,449	$11,827
Commercial real estate — mortgage	4,202,966	15,527	1,576
Real estate — construction	4,233,148	2,239	647
Residential real estate	5,783,224	28,031	7,087
Credit card	523,148	7,278	36,087
Consumer	3,947,508	9,589	41,810

Total managed loans	22,600,399	$74,113	$99,034

Loans securitized and sold to third parties	(137,447)
Loans securitized and classified as investment securities held to maturity	(1,090,737)

Loans held in portfolio	$21,372,215

December 31, 2004:
Loan category:
Commercial, financial and agricultural	$3,890,866	$14,369	$9,314
Commercial real estate — mortgage	3,943,163	15,908	4,290
Real estate — construction	3,027,228	5,073	136
Residential real estate	5,482,040	21,918	8,188
Credit card	505,090	8,957	34,795
Consumer	3,593,790	8,769	37,149

Total managed loans	20,442,177	$74,994	$93,872

Loans securitized and sold to third parties	(140,803)
Loans securitized and classified as investment securities held to maturity	(1,444,452)

Loans held in portfolio	$18,856,922

      At both December 31, 2005 and 2004 approximately $3 million of securitized loans have been foreclosed.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003

(5)	Goodwill and Other Acquired Intangible Assets
      The Company has four reporting units with goodwill, which include Corporate Banking with $137 million, Retail Banking with $96 million, Insurance with $68 million and Wealth Management with $15 million. During the year ended December 31, 2005, goodwill increased $8 million, $5 million and $603,000 within the Wealth Management, Insurance and the Corporate Banking reporting units, respectively, due to acquisitions during 2005 and the payment of contingent consideration during 2005 related to prior acquisitions.
      Each reporting unit is tested for impairment annually in the third quarter. The fair value of each of the reporting units is estimated using the expected present value of future cash flows. The Company’s impairment test indicated that no impairment charge was required at any of the test dates.
      Intangible assets as of December 31, 2005 and 2004 are detailed in the following table.

	December 31, 2005			December 31, 2004

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(In Thousands)
Nonamortizing goodwill	$370,003	$(53,806)	$316,197	$356,351	$(53,732)	$302,619

Amortizing intangible assets:
Core deposit intangibles	$63,890	$(56,762)	$7,128	$63,890	$(53,173)	$10,717
Other customer intangibles	43,334	(13,328)	30,006	39,271	(10,766)	28,505

Total amortizing intangible assets	$107,224	$(70,090)	$37,134	$103,161	$(63,939)	$39,222

      During the year ended December 31, 2005, the Company recognized $6.2 million in intangible amortization expense and recognized $6.5 million and $7.3 million of intangible amortization expense in the years ended December 31, 2004 and 2003, respectively. Aggregate amortization expense for the years ending December 31, 2006 through December 31, 2010, excluding the pending acquisition, is estimated to be $4.9 million, $4.1 million, $3.8 million, $3.6 million and $3.0 million, respectively.

(6)	Deposits
      Certificates of deposit of less than $100,000 totaled $2.3 billion at December 31, 2005, while certificates of deposit of $100,000 or more each totaled $3.6 billion. At December 31, 2005, the scheduled maturities of certificates of deposit were as follows (in thousands):

2006	$3,545,141
2007	972,426
2008	627,205
2009	200,510
2010	410,914
Thereafter	100,202

Total	$5,856,398

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003

(7)	Short-Term Borrowings
      The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds and average interest rates at year-end.

	December 31

	2005		2004

		Average		Average
		Interest		Interest
	Ending	Rate At	Ending	Rate At
	Balance	Year-End	Balance	Year-End

	(In Thousands)
Federal funds purchased	$2,802,536	4.04%	$4,218,045	2.17%
Securities sold under agreements to repurchase	300,036	3.82	313,959	1.73

Total	3,102,572		4,532,004
Short sales	4,861	3.33	2,956	2.99
Commercial paper	76,764	3.39	97,498	1.25
Other short-term borrowings	571,125	3.98	75,317	1.74

Total	652,750		175,771

Total short-term borrowings	$3,755,322		$4,707,775

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
December 31, 2005, 2004 and 2003

(8)	Federal Home Loan Bank (“FHLB”) and Other Borrowings
      The following table details the Company’s FHLB advances and other long-term borrowings at December 31, 2005 and 2004, including maturities and interest rates as of December 31, 2005.

		December 31
	Maturity
	Dates	2005	2004

		(In Thousands)
FHLB Advances:
LIBOR-based floating rate (weighted average rate of 4.35%)	2005-2012	$1,625,000	$1,825,000
CMS-based floating rate (weighted average rate of 3.91%)	2006-2009	800,000	800,000
Fixed rate, callable quarterly (weighted average rate of 4.39%)	2005-2014	688,178	788,536
Unamortized discount		(12,142)	(15,368)

Total FHLB Advances		3,101,036	3,398,168
Subordinated Debentures:
8.10% subordinated debentures	2009	165,000	165,000
6.45% subordinated debentures	2009	96,700	96,700
5.50% subordinated debentures	2020	300,000	—
Fair value of hedged subordinated debentures		23,517	33,444
Unamortized discount		(3,700)	(981)

Total Subordinated Debentures		581,517	294,163
Capital Securities:
8.23% debentures payable to Compass Trust I*	2027	103,093	103,093
7.35% debentures payable to Compass Trust III*	2032	309,279	309,279
Unamortized discount on hedged Capital Securities		(1,969)	(3,544)
Class B Preferred Stock		18,077	18,012

Total Capital Securities and Preferred Stock		428,480	426,840
8.25% mortgage payable	2008	429	600

		$4,111,462	$4,119,771

*	Majority of amounts qualify for Tier I Capital
      At December 31, 2005, the FHLB advances were secured by first and second real estate mortgage loans and investment securities totaling $4.4 billion.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
      The following table presents maturity information for the Company’s FHLB and other borrowings as of December 31, 2005.

	FHLB	Subordinated	Capital	Mortgage
	Advances	Debentures	Securities	Payable

	(In Thousands)
Maturing:
2006	$600,000	$—	$—	$186
2007	100,000	—	—	202
2008	710,345	—	—	41
2009*	612,858	280,424	—	—
2010	200,000	—	—	—
Thereafter*	877,833	301,093	428,480	—

Total	$3,101,036	$581,517	$428,480	$429

*	Includes the fair value of hedged subordinated debentures and the unamortized discounts.

(9)	Capital Securities and Preferred Stock

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
      The Company owns all of the outstanding common stock of each of the two trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent Company (“Capital Securities”). These Capital Securities are the trusts’ only assets and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. In December of 2003, the Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trust’s Trust Preferred Securities. The Capital Securities are included in FHLB and other borrowings in the Consolidated Balance Sheets as of December 31, 2005 and 2004.
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003

Class B Preferred Stock
      In December 2000, a subsidiary of the Parent Company issued $21 million of Class B Preferred Stock (“Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at December 31, 2005. The Preferred Stock qualifies as Tier I Capital under Federal Reserve Board guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the Board of Directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
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

(10)	Off-Balance Sheet Activities, Derivatives and Hedging

Accounting for Derivative Instruments and Hedging Activities
      The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative instruments as of December 31, 2005 and 2004.

	2005			2004

		Other Than				Other Than
	Trading	Trading		Trading		Trading

	(In Thousands)
Forward and futures contracts	$304,233	$25,948		$271,863		$18,708
Interest rate swap agreements:
Pay fixed versus receive float	1,723,291	200,000		1,384,586		—
Receive fixed versus pay float	1,703,799	1,258,108		1,944,325	(2)	961,700
Pay float versus receive float	22,000	—		—		—
Written options	401,950	32,044	(1)	63,229		19,812	(1)
Purchased options	381,941	—		97,358		—

(1)	Written options classified as other than trading represent interest rate loan commitments related to the Company’s mortgage banking activities

(2)	Includes economic hedges
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
      The Company enters into a variety of interest rate contracts, including interest rate caps and floors, interest rate options and interest rate swap agreements, in its trading activities. The primary purpose for using interest rate swaps in the trading account is to facilitate customer transactions. Additionally, the Company has entered into certain interest rate swaps for economic hedging purposes.
      The interest rate swaps held as economic hedges either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment. These economic hedge

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
swaps convert the fixed interest rate payments on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based floating rates. Changes in the fair value of these derivatives and the interest exchanged are recognized in earnings in the line item trading gains (losses) and settlements on economic hedge swaps. The fair value of these derivatives is included in either trading account assets or accrued expenses and other liabilities. However, at December 31, 2005, there were no swaps held as economic hedges that were classified as trading securities.
      The trading interest rate contract portfolio is actively managed and hedged with similar products to limit market value risk of the portfolio. Changes in the estimated fair value of contracts in the trading account along with the related interest settlements on the contracts are recorded in other noninterest income as corporate and correspondent investment sales.
      Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. At December 31, 2005, interest rate swap agreements classified as trading were substantially matched. The Company has credit risk of $49 million related to derivative instruments in the trading account portfolio. The credit risk does not consider the value of any collateral but takes into consideration the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments classified as trading for the years ended December 31, 2005 or 2004. For the year ended December 31, 2003, credit losses associated with derivative instruments classified as trading were $1.7 million. At both December 31, 2005 and 2004, there were no nonperforming derivative positions classified as trading.
      The following table presents the notional value and carrying value amounts at December 31, 2005 and 2004 of the Company’s derivative positions held for hedging purposes. These derivative positions are primarily executed in the over-the-counter market. These positions have credit risk of $29 million after consideration of legally enforceable master netting agreements. The credit risk does not take into consideration the value of collateral. The maximum unsecured credit line to any counterparty is $5 million.

	December 31, 2005		December 31, 2004

	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value

	(In Thousands)
Cash-Flow Hedges:
Interest rate swap agreements	$400,000	$(1,110)	$700,000	$(3,654)
Fair-Value Hedges:
Interest rate swap agreements	1,058,108	22,535	261,700	33,444
Forward contracts(1)	25,948	(99)	18,708	9

(1)	Derivatives relate to the Company’s mortgage banking activities
      There were no credit losses associated with derivative instruments classified as nontrading for the years ended December 31, 2005, 2004 or 2003. At both December 31, 2005 and 2004, there were no nonperforming derivative positions classified as nontrading.
      The Company recorded as liabilities certain short-sale transactions amounting to $5 million and $3 million at December 31, 2005 and 2004, respectively, which could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable until the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to United States Government securities for which there is an active, liquid market. The Company does not

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
expect the amount of losses, if any, on such transactions to be material because the short-sale transactions are used as a hedge against offsetting long positions in the trading account.

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

Fair-Value Hedges
      The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains and losses, as a result of hedge ineffectiveness, recognized for the years ended December 31, 2005, 2004 or 2003. For the year ended December 31, 2005, the Company recognized a decrease to interest expense of $13.9 million related to interest rate swaps accounted for as fair-value hedges. For the years ended December 31, 2004 and 2003, the Company recognized decreases to interest expense of $16.8 million and $18.1 million, respectively. At December 31, 2005, the fair-value hedges had a carrying value of $23 million and a weighted average expected remaining term of 9.7 years.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
      Additionally, in 2004 the Company began entering into forward sales commitments, which are commitments for future sales of closed mortgage loans to third parties at a specified price. The change in the value of the forward sales commitment is recognized through current period earnings. The recognition of the change in value of the closed mortgage loans depends on the effectiveness of the hedge. When hedge effectiveness is met, the change in value of the loans is recognized through current period earnings. When hedge effectiveness is not met, the change in the value of the loans is not recognized, but instead is based on the lower of cost or market guidelines. Therefore, any potential gain will not be recognized until the sale of the loan. Fair value hedged gains or losses related to ineffectiveness were immaterial for the years ended December 31, 2005 and 2004.

Cash-Flow Hedges
      The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets and liabilities. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the year ended December 31, 2005 or 2004. During 2004, the Company terminated interest rate swaps that were hedging floating rate commercial loans. At December 31, 2005, a deferred loss of $1 million, net of tax, was included in other comprehensive income and will be amortized into income over the next five months as the related loan interest income is recognized. As of December 31, 2005, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash-flow hedges related to certain forecasted transactions that are probable of not occurring. For the year ended December 31, 2005, the Company recognized a decrease to interest income of $6.6 million related to interest rate swaps and floors accounted for as cash-flow hedges. For the years ended December 31, 2004 and 2003, the Company recognized interest income of $12.1 million and $53.3 million, respectively. At December 31, 2005, cash-flow hedges not terminated had a deferred net loss of $1 million included in other comprehensive income and a weighted average life of 0.5 years. Based on the current interest rate environment, these losses are expected to be reclassified to interest income over the next 12 months as net settlements occur.

Off-Balance Sheet Activities
      During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. The purpose of the conduit is to diversify the Company’s funding sources. Sunbelt was structured as a QSPE, as defined by SFAS No. 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account portfolio and financing its purchases through the issuance of P-1/ F1 rated commercial paper. As of December 31, 2005, all assets sold to the conduit were performing and no significant gains or losses were recognized on the sales.
      At December 31, 2005, all securities held by Sunbelt were either AAA or Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. Approximately 99 percent of the securities held by Sunbelt at December 31, 2005 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.7 billion and $1.8 billion at December 31, 2005 and 2004, respectively. The Company realized fee income of $5.5 million and $6.0 million for the years ended December 31, 2005 and 2004, respectively, from Sunbelt for various services including serving as investment advisor, liquidity provider, administrative agent and for providing a letter of credit. At December 31, 2005 and 2004, receivables from Sunbelt were $2 million. There were no outstanding payables

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
to Sunbelt at either December 31, 2005 or 2004. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets has occurred as of December 31, 2005.
      There are currently three proposed amendments to SFAS No. 140, which could result in Sunbelt no longer qualifying as a QSPE. If these amendments are finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company would not have a significant impact on the regulatory capital ratios, as the Company would continue to exceed the minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 1, Nature of Operations and Summary of Significant Accounting Policies.

(11)	Commitments, Contingencies and Guarantees
      The Company leases certain facilities and equipment for use in its businesses. The leases for facilities generally run for periods of 10 to 20 years with various renewal options, while leases for equipment generally have terms not in excess of 5 years. The majority of the leases for facilities contain rental escalation clauses tied to changes in price indices. Certain real property leases contain purchase options. Management expects that most leases will be renewed or replaced with new leases in the normal course of business. At December 31, 2005, the Company had $1.9 million of assets recorded as capital leases.
      The following is a schedule of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year and capital leases as of December 31, 2005, for leased facilities (in thousands):

	Operating Lease	Capital Lease
	Obligations	Obligations

2006	$20,678	$121
2007	19,430	124
2008	17,509	128
2009	15,215	132
2010	12,416	135
Thereafter	76,523	2,568

	$161,771	$3,208

      Minimum rentals for all operating leases charged to earnings totaled $28.7 million, $27.9 million and $25.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The following represents the Company’s commitments to extend credit and standby and commercial letters of credit as of December 31, 2005 and 2004:

	2005	2004

	(In Thousands)
Commitments to extend credit	$11,498,497	$11,265,440
Standby and commercial letters of credit	942,176	716,195
      Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
      Standby and commercial letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At both December 31, 2005 and 2004, the recorded amount of these deferred fees was $5 million. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2005, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $942 million.
      The Company has potential recourse related to FNMA securitizations. At December 31, 2005, the amount of potential recourse was $22 million.
      Certain acquisition agreements, related to the insurance agencies and the investment advisory firm, include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At December 31, 2005, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $27 million, primarily in the form of stock.
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
December 31, 2005, 2004 and 2003

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
      At December 31, 2005, the regulatory capital ratios of the Subsidiary Banks exceeded the minimum ratios required for “well-capitalized” banks as defined by federal banking regulators. To be categorized as “well-capitalized”, the Subsidiary Banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10 percent, 6 percent and 5 percent, respectively. Further, in order to continue its status as a financial holding company as defined by the Gramm-Leach-Bliley Act with the enhanced ability afforded thereby to offer products and services and engage in expanded financial activities, the Subsidiary Banks must each comply with such “well-capitalized” standards. There are no conditions or events that management believes have changed the Subsidiary Banks’ category.
      The following table presents the actual capital amounts (in thousands) and ratios of the Company and Compass Bank at December 31, 2005 and 2004.

	Total
	Qualifying Capital		Tier I Capital		Leverage

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Consolidated	$3,038,507	11.48%	$2,313,682	8.74%	$2,313,682	7.70%
Compass Bank	2,867,398	10.86	2,090,573	7.92	2,090,573	6.97
As of December 31, 2004:
Consolidated	$2,566,507	11.17%	$2,099,593	9.14%	$2,099,593	7.55%
Compass Bank	2,418,343	10.55	1,891,429	8.25	1,891,429	6.83
      Dividends paid by the Subsidiary Banks are the primary source of funds available to the Company for payment of dividends to its shareholders and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Subsidiary Banks. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Subsidiary Banks. The Subsidiary Banks could have paid additional dividends to the Parent Company in the amount of $228 million while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2005.
      The Subsidiary Banks are required to maintain cash balances with the Federal Reserve. The average amounts of those balances for the years ended December 31, 2005 and 2004, were approximately $205 million and $189 million, respectively.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
      In 2003, the Company announced that its Board of Directors authorized a share repurchase program allowing for the purchase of 3.3 percent or approximately 4.1 million shares of the Company’s outstanding common stock. Through December 31, 2005, 1.0 million shares had been repurchased under the 2003 program at a cost of $51.4 million. Approximately 112,000 of the total shares repurchased have been reissued for acquisitions and employee benefit plans. At December 31, 2005, approximately 3.1 million shares remained available for repurchase under the program. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors.

(13)	Stock Based Compensation
      At December 31, 2005, the Company had three long-term incentive compensation plans and one employee stock purchase plan. The incentive compensation plans provide for employees to purchase shares of the Company’s $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1996 Long Term Incentive Plan, the 1999 Omnibus Incentive Compensation Plan and the 2002 Incentive Compensation Plan, shares of the Company’s common stock have been reserved for issuance. At December 31, 2005, approximately 2.2 million shares of the Company’s common stock were available for issuance. The options granted under the plans must be exercised within 10 years from the date of grant. The stock option agreements state that options may be exercised in whole or in part until the expiration date. In the fourth quarter of 2005, the Company accelerated the vesting of the outstanding options of the Company, excluding options held by senior management and off-cycle options issued in conjunction with initial employment. The purpose of the acceleration was to eliminate future non-cash compensation expense the Company would otherwise be required to recognize in its statements of income for future periods. As a result of this acceleration, the Company recorded a non-recurring charge of approximately $840,000.
      The long-term incentive compensation plans also provide for the granting of stock appreciation rights to certain holders of nonqualified stock options. A stock appreciation right allows the holder to surrender an exercisable stock option in exchange for common stock (at fair market value on the date of exercise), cash, or a combination thereof, in an amount equal to the excess of the fair market value of covered shares over the option price of such shares. There were no outstanding stock appreciation rights as of December 31, 2005 or December 31, 2004.
      The Company established an employee stock purchase plan in 2001 with the intention that the plan qualify under Section 423(b) of the Internal Revenue Code. The purpose of this plan was to provide employees of the Company with an opportunity to purchase the common stock of the Company through accumulated payroll deductions. Under the plan, eligible employees could contribute up to 10 percent of their annual salary to be accumulated for the purchase of the Company’s common stock at a 15 percent discount to the market price on the offering date or the exercise date of the offering period, whichever was lower. During 2005, approximately 176,000 shares of common stock were issued under the plan. This plan was terminated effective December 31, 2005.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
      The following summary sets forth activity under the plans for the years ended December 31:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of the year	7,767,970	$28.42	7,723,209	$25.54	7,112,497	$23.36

Granted	1,434,789	43.87	1,499,337	38.44	1,806,794	31.82

Exercised	(997,880)	23.99	(1,268,139)	22.75	(1,032,136)	21.16

Forfeited	(193,737)	36.86	(186,437)	30.00	(163,946)	27.57

Outstanding, end of the year	8,011,142	$31.54	7,767,970	$28.42	7,723,209	$25.54

Weighted average fair value of options granted during the year	$7.36		$7.14		$5.90

Exercisable, end of the year	6,927,698		5,055,339		4,747,002
      Of the 8,011,142 outstanding options at December 31, 2005, 6,927,698 were exercisable, at a weighted average exercise price of $30.08, with the remaining 1,083,444 having a vesting period of up to three years. Exercise prices for options outstanding as of December 31, 2005, ranged from $14.64 to $48.76.
      The following table provides certain information with respect to stock options outstanding at December 31, 2005:

			Weighted-
		Weighted-	Average
	Stock	Average	Remaining
	Options	Exercise	Contractual
Range of Exercise Prices	Outstanding	Price	Life

Less than $20.00	689,970	$17.18	3.23
$20.00 - $24.99	1,396,956	22.10	4.18
$25.00 - $29.99	1,665,809	28.96	4.94
$30.00 - $34.99	1,410,556	31.74	7.19
$35.00 - $39.99	1,420,437	38.22	8.27
$40.00 or more	1,427,414	43.89	9.27

	8,011,142

      At December 31, 2005, the shares under option included nonqualified options issued to acquire shares of common stock as follows: 4,780,654 shares at year-end 2005, 3,645,706 shares at year-end 2004 and 2,533,210 shares at year-end 2003. Options are issued with exercise prices equal to the market value of the stock on the date of grant.
      During 2005, 2004 and 2003, the Company awarded 241,429, 162,372 and 170,026 shares, respectively, of restricted common stock to certain executive officers with a fair value of $10.6 million, $6.3 million and $5.0 million, respectively, under the long-term incentive compensation plans. Of the total restricted common stock awarded, approximately 215,000, 138,000 and 159,000 shares were awarded as performance contingent restricted stock in 2005, 2004 and 2003, respectively. During 2005, the performance contingent restricted stock agreements originally issued in 2004 were modified resulting in the forfeiture of approximately 20,000 shares

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
from the 2004 grant. Additionally, approximately 92,000 shares issued in 2004 were cancelled and reissued as part of the 2005 grant. The fair value of shares expected to vest is expensed over the three-year performance period. Because the restricted stock is legally issued and outstanding, the fair value of the restricted stock is reflected in common stock and surplus with a corresponding offset for the amount of unearned compensation expense. During 2005, 2004 and 2003, compensation expense of $5.5 million, $4.4 million and $2.9 million, respectively, was recognized in connection with the restricted stock.

(14)	Benefit Plans
      The Company sponsors a defined benefit pension plan that is intended to meet the requirements of Section 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended and the requirements of the Employee Retirement Income Security Act of 1974. Under the plan, vested participants are entitled to a monthly benefit upon retirement equal to a percentage of their eligible compensation (generally defined as direct cash compensation exclusive of bonuses and commissions) earned in the five consecutive years of benefit service that produce the highest average. Prior to January 1, 2003, the percentage amount of the benefit was determined by multiplying the number of years, up to 30, of a participant’s service with the Company by 1.8 percent. Benefits were reduced by Social Security payments at the rate of 1.8 percent of the primary Social Security benefit multiplied by years of service up to 30 years. Effective January 1, 2003, the plan was modified to eliminate the Social Security offset feature of the monthly benefit calculation. Under the modified formula, benefits are generally based on years of service, age at retirement and the employee’s average compensation earned in the five consecutive years of service that produce the highest average. Employees of the Company who are over the age of 21 and have worked 1,000 hours or more in their first 12 months of employment or 1,000 hours or more in any calendar year thereafter are eligible to participate in the plan, except for project consultants, employees of certain insurance and investment management affiliates, and employees hired for the first time by the Company after January 1, 2002. Effective January 1, 2003, the defined benefit pension plan was closed to new participants. Participants are vested in benefits accruing under the plan after five years of qualifying service. Benefits are payable monthly commencing on the later of age 65 or the participant’s date of retirement. Eligible participants with at least five years of service may retire at reduced benefit levels after reaching age 55. The Company makes contributions to the pension fund in amounts at least sufficient to satisfy the funding requirements of the Employee Retirement Income Security Act.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
Obligations and Funded Status

	For the Year Ended
	December 31

	2005	2004

	(In Thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$168,861	$136,147
Service cost	7,608	6,829
Interest cost	9,527	8,448
Actuarial loss	5,933	20,490
Benefits paid	(3,104)	(3,053)

Benefit obligation at end of year	188,825	168,861

Change in plan assets
Fair value of plan assets at the beginning of the year	164,258	143,552
Actual return on plan assets	9,749	10,539
Employer contribution	8,000	13,220
Benefits paid	(3,104)	(3,053)

Fair value of plan assets at end of year	178,903	164,258

Funded status	(9,922)	(4,603)
Unrecognized net actuarial loss	55,177	49,726
Unrecognized prior service cost	231	266

Net amount recognized	$45,486	$45,389

      Amounts recognized in the statement of financial position consist of:

	December 31

	2005	2004

	(In Thousands)
Prepaid benefit cost	$45,486	$45,389
Accrued benefit liability	—	—
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$45,486	$45,389

      The accumulated benefit obligation for the defined benefit pension plan was $160 million and $141 million at December 31, 2005 and 2004, respectively.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
Components of Net Periodic Benefit Cost

	For the Year Ended
	December 31

	2005	2004

	(In Thousands)
Service cost	$7,608	$6,829
Interest cost	9,527	8,448
Expected return on plan assets	(12,456)	(11,128)
Amortization of prior service cost	34	34
Recognized net actuarial (gain) loss	3,190	1,634

Net periodic benefit cost	$7,903	$5,817

Additional Information

	For the Year
	Ended
	December 31,

	2005	2004

	(In Thousands)
Increase in minimum liability included in other comprehensive income	$—	$—
Weighted average assumptions used to determine benefit obligation at December 31,
Discount rate	5.50%	5.75%
Rate of compensation increase	4.00	4.00
Weighted average assumptions used to determine net cost for year ended December 31,
Discount rate	5.75%	6.25%
Expected return on plan assets	7.50	7.50
Rate of compensation increase	4.00	3.50
      To develop the assumed long-term rate of return on plan assets, the Company considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with other asset classes in which plan assets are invested, and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation, and a range of expected long-term rates of return is developed. Based on this information, developed by a third-party actuary, the plan’s Retirement Committee sets the expected rate of return assumption. As part of the Retirement Committee’s periodic review of the plan’s investment policy in the current year, the assumed long-term rate of return was maintained at 7.5 percent in 2005.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
Plan Assets
      The Company’s plan asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	Percentage of
	Plan Assets
	December 31

Asset Category	2005	2004

Cash Securities	1.2%	2.1%
Equity Securities	59.8	60.0
Debt Securities	39.0	37.9

Total	100.0%	100.0%

      Plan assets consist primarily of various listed mutual funds, including money market, equity and fixed income mutual funds. The Company’s funding policy is to contribute cash to its pension plans in amounts at least sufficient to satisfy the minimum funding requirements under the Employee Retirement Income Security Act.
      The Company’s Retirement Committee sets the investment policy for the defined benefit pension plan and reviews investment performance and asset allocation on a quarterly basis. The long-term asset allocation policy for the plan is a target of 60 percent equities and 40 percent fixed income securities including debt securities, cash equivalent securities and cash. The target asset allocations are subject to substantial adjustment depending on market circumstances and market outlook and may involve temporary deviations from historical ranges of the plan’s debt to equity ratios, if deemed necessary. Considering market conditions during 2004, the Retirement Committee approved the reinvestment of the plan assets to reflect the plan’s long-term asset allocation policy in the third quarter of 2004. During the first two quarters of 2004, the near-term asset allocation of plan assets was 60 percent fixed income securities, including debt securities, cash equivalents securities and cash, and 40 percent equities. During the third and fourth quarter of 2004, the plan’s assets were progressively reinvested to reach the long-term asset allocation target. By the end of 2004 and throughout 2005, the asset allocation of plan assets was 60 percent equities and 40 percent fixed income securities, including debt securities, cash equivalent securities and cash.

Supplemental Retirement & Deferred Compensation Plans
      The Company maintains unfunded benefit plans for certain key executives that are intended to meet the requirements of Section 409A of the Internal Revenue Code and that provide additional retirement benefits not otherwise provided through the Company’s basic benefit plans. Certain of these plans had unfunded projected benefit obligations of $19.7 million in 2005 and $19.3 million in 2004 and net plan liabilities of $16.1 million and $14.9 million, which are reflected in accrued expenses and other liabilities, as of December 31, 2005 and 2004, respectively. Net periodic expenses of the plans were $1.4 million, $3.4 million and $3.3 million in 2005, 2004 and 2003, respectively. During 2004, the Company recognized an additional minimum pension liability related to these plans of $3.5 million through other comprehensive income and in 2005 this amount was reduced to $2.1 million.
      The Company also maintains an unfunded deferred compensation plan that is intended to meet the requirements of Section 409A of the Internal Revenue Code and that allows a select group of management and highly compensated employees to elect to defer a portion of their compensation for payment at a later time according to each participant’s distribution election.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003

Defined Contribution Profit Sharing Plan
      Effective since January 1, 2003, the Company has sponsored a defined contribution profit sharing plan that is intended to meet the requirements of Section 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended, and the requirements of the Employee Retirement Income Security Act of 1974. During 2002, employees participating in the defined benefit pension plan could choose to participate in the newly established defined contribution profit sharing plan in lieu of accumulating future benefit service in the defined benefit pension plan. The Company will make contributions on behalf of each participant in the plan based on eligible pay and years of service. The Company’s contribution ranges from two to three percent of the employee’s base pay based on the employee’s years of service. Participation in the plan is limited to employees hired for the first time after January 1, 2002, and those participants in the defined benefit pension plan who, in 2002, chose to forego future accumulation of benefit service. The Company recognized a curtailment charge of $275,000 in 2002 due to accelerated prior service cost recognition on those defined benefit pension plan participants that chose to forego future accumulation of benefit service.

Employee Stock Ownership Plan
      The Company sponsors an employee stock ownership plan that is intended to meet the requirements of Sections 401(a), 401(k), 409 and 501(a) of the Internal Revenue Code of 1986, as amended, and the requirements of the Employee Retirement Income Security Act of 1974. Under the plan, employees may contribute up to 25 percent of their base pay on a pretax basis subject to statutory limits. The Company, at its discretion and as specified by the Board of Directors, may match up to 100 percent of 4 percent of a participant’s compensation contributed to the plan by those employees participating in the defined contribution profit sharing plan. For those participants who elected to forego future accumulation of benefit service in the defined benefit pension plan, the Company may match up to 100 percent of 3 percent of a participant’s compensation contributed to the plan. In addition to or in lieu of the matching contributions, the Company may make non-matching contributions in amounts determined by the Board of Directors. Effective January 1, 2006, for all participants in the plan, the Company may match an additional 50% of the next 2 percent of compensation contributed to the plan by the participant. The Company’s matching contributions are invested in common stock of the Company that is purchased on the open market. The Company’s matching contributions are based on predetermined income levels and totaled $7.6 million in 2005, $6.9 million in 2004 and $6.7 million in 2003. The Company did not make non-matching contributions in 2005, 2004 or 2003. Company matching contributions are vested immediately for employees hired before January 1, 2001, and vest ratably over a three-year period for employees hired after January 1, 2001. Company non-matching contributions are allocated to participants’ accounts based on their base pay and are vested after five years of employment.

Director & Executive Stock Purchase Plan
      The Company has a stock purchase plan that was established in 2001 to allow for investment in Compass’ common stock by non-employee members of Compass’ Board of Directors and certain eligible employees. Under the plan, directors can contribute directors’ compensation up to $50,000 per year and can make additional contributions of up to $5,000 per month. Certain employees can contribute excess Section 423(b) plan contributions, but these contributions combined with their Section 423(b) plan contributions cannot exceed 10 percent of salary. The Company will match 45 percent (after estimated income taxes) of director compensation contributions, 15 percent (after estimated taxes) of additional cash contributions and 30 percent (before income taxes) of employee contributions. The common stock is purchased in the open market and the Company absorbs brokerage fees and other incidental expenses. Costs incurred by the Company under the plan were $325,000 in 2005, $336,000 in 2004 and $203,000 in 2003 and are reflected in salaries, benefits and commissions expense and other expense. The Company’s Section 423(b) plan terminated at the end of

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
2005. Therefore, after 2005, no employee will be eligible to contribute excess Section 423(b) plan contributions to the plan.

(15)	Business Combinations and Divestitures

Business Combinations
      On September 19, 2005, the Company announced the signing of a definitive agreement to acquire TexasBanc Holding Co. (“TexasBanc”), the parent company of TexasBank, a Fort Worth-based bank with approximately $1.8 billion in assets. TexasBanc, with its 24 banking centers, is the largest independent commercial bank headquartered in Fort Worth. The acquisition of TexasBanc is anticipated to close in the first quarter of 2006 with integration expected to be completed in the second quarter of 2006.
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
      Several of the acquisition agreements include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At December 31, 2005, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $27 million, primarily in the form of stock.

Divestitures
      During the first quarter of 2005, the Company completed the sale of a non-core business unit that specialized in the brokerage of oil and gas properties and, in the fourth quarter of 2005, the sale of two non-strategic banking centers in Arizona. A gain of $4.8 million was realized on the sale of the non-core business

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
unit and a gain of $1.6 million was realized on the non-strategic banking center sale. During 2003, the Company completed the sale of two non-strategic banking centers in Nebraska. A gain of $2.1 million was realized on the sale. All of these realized gains are included in gain on sale of business and branches in noninterest income in the Consolidated Statements of Income for the years ended December 31, 2005 and 2003, respectively.

(16)	Income Taxes
      For the years ended December 31, 2005, 2004 and 2003, income tax expense consists of:

	2005	2004	2003

	(In Thousands)
Current income tax expense:
Federal	$226,474	$174,118	$167,415
State	10,877	7,772	9,747

Total	237,351	181,890	177,162

Deferred income tax benefit:
Federal	(29,857)	(1,749)	(6,376)
State	(1,288)	(494)	(2,394)

Total	(31,145)	(2,243)	(8,770)

Total income tax expense	$206,206	$179,647	$168,392

      During 2005, the Company made income tax payments of approximately $215.4 million and received cash income tax refunds amounting to approximately $2.1 million. For 2004 and 2003, income tax payments were approximately $152.9 million and $206.4 million, respectively. Cash income tax refunds amounted to approximately $871,000 in 2004 and $378,000 for 2003.
      Income tax expense differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

	2005		2004		2003

		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings

	(In Thousands)
Income tax expense at federal statutory rate	$212,813	35.0%	$188,941	35.0%	$173,975	35.0%
Increase (decrease) resulting from:
Tax-exempt income	(9,101)	(1.5)	(8,631)	(1.6)	(8,538)	(1.7)
State income tax expense net of federal income tax benefit	6,233	1.0	4,731	0.9	4,780	1.0
Other	(3,739)	(0.6)	(5,394)	(1.0)	(1,825)	(0.4)

Income tax expense	$206,206	33.9%	$179,647	33.3%	$168,392	33.9%

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, are presented below:

	2005	2004

	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$103,455	$98,721
Net unrealized losses on securities available for sale, hedging instruments and additional minimum pension liability	38,562	14,080
Other deferred tax assets	33,950	23,235

Total assets	175,967	136,036

Deferred tax liabilities:
Premises and equipment	34,415	42,884
Lease financing	11,441	24,145
Core deposit and other acquired intangibles	20,960	19,607
Prepaid pension benefit cost	17,292	17,157
Loan costs	20,284	16,011
Other deferred tax liabilities	22,329	22,613

Total liabilities	126,721	142,417

Net deferred tax asset (liability)	$49,246	$(6,381)

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003

(17)	Parent Company
      The condensed financial information for Compass Bancshares, Inc. (Parent Company only) is presented as follows:
Balance Sheets

	December 31

	2005	2004

	(In Thousands)
ASSETS
Cash and due from banks*	$232,514	$254,212
Trading account assets	1,406	17,657
Investment securities available for sale	28,040	29,621
Investment in subsidiaries *	2,460,547	2,294,945
Other assets*	36,900	28,108

Total assets	$2,759,407	$2,624,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$76,764	$97,498
Accrued expenses and other liabilities*	36,211	61,872
Junior subordinated debt payable to unconsolidated subsidiary trusts	410,403	408,828

Total liabilities	523,378	568,198
Shareholders’ equity	2,236,029	2,056,345

Total liabilities and shareholders’ equity	$2,759,407	$2,624,543

*	Eliminates in consolidation

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
Statements of Income

	Year Ended December 31

	2005	2004	2003

	(In Thousands)
Income:
Cash dividends from subsidiaries *	$230,000	$120,000	$350,371
Interest on investments with affiliates *	11,482	7,466	7,797
Other	2,676	10,542	7,951

Total income	244,158	138,008	366,119
Expense:
Interest on commercial paper and other borrowings	2,456	1,586	4,828
Other	42,472	39,596	38,574

Total expense	44,928	41,182	43,402
Income before income tax benefit and equity in undistributed earnings of subsidiaries	199,230	96,826	322,717
Applicable income tax benefit	(11,560)	(8,765)	(10,401)

	210,790	105,591	333,118
Equity in undistributed earnings of subsidiaries*	191,040	254,594	(4,440)

Net income	$401,830	$360,185	$328,678

*	Eliminates in consolidation

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
Statements of Cash Flows

	Year Ended December 31

	2005	2004	2003

	(In Thousands)
Operating Activities:
Net income	$401,830	$360,185	$328,678
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	7,897	6,034	4,569
Accretion of discount	(1,575)	(1,575)	(1,575)
Decrease in trading assets	17,826	11,678	13,437
Equity in undistributed earnings	(191,040)	(254,594)	4,440
Increase in other assets	(2,952)	(4,858)	(2,953)
Increase (decrease) in other liabilities	10,139	(5,833)	(12,522)

Net cash provided by operating activities	242,125	111,037	334,074
Investing Activities:
Proceeds from call of investment securities available for sale	—	4,310	—
Capital receipts from (contributions to) subsidiaries	(5,460)	683	(1,683)

Net cash (used in) provided by investing activities	(5,460)	4,993	(1,683)
Financing Activities:
Net increase (decrease) in commercial paper	(20,734)	23,986	(3,416)
Repayment of other borrowings	—	(50,000)	(75,000)
Issuance (repurchase) of junior subordinated debt payable to subsidiary trusts	—	(23,000)	(12,000)
Common dividends paid	(208,756)	(118,533)	(139,376)
Purchase of treasury stock	(63,247)	(33,829)	(213,227)
Issuance of treasury stock for benefit plans and stock options	9,274	9,998	8,466
Repayment of loans to finance stock purchases	679	616	1,126
Proceeds from exercise of stock options	24,421	28,622	22,742

Net cash used in financing activities	(258,363)	(162,140)	(410,685)

Net decrease in cash and due from banks	(21,698)	(46,110)	(78,294)
Cash and due from banks at beginning of the year	254,212	300,322	378,616

Cash and due from banks at end of the year	$232,514	$254,212	$300,322

(18)	Fair Value of Financial Instruments
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
December 31, 2005, 2004 and 2003
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003

	At December 31, 2005		At December 31, 2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In Thousands)
Financial Instruments:
Assets:
Cash and due from banks	$805,556	$805,556	$585,679	$585,679
Investment securities held to maturity	2,245,942	2,212,273	2,767,099	2,768,334
Investment securities available for sale	4,704,375	4,704,375	4,398,184	4,398,184
Trading account assets	76,559	76,559	77,817	77,817
Federal funds sold and securities purchased under agreements to resell	46,393	46,393	46,948	46,948
Loans	21,372,215	21,086,292	18,856,922	18,542,415
Liabilities:
Noninterest bearing deposits	$6,097,881	$6,097,881	$5,476,140	$5,476,140
Interest bearing deposits	14,286,234	14,226,374	11,566,592	11,568,839
Federal funds purchased and securities sold under agreements to repurchase	3,102,572	3,102,572	4,532,004	4,532,004
Other short-term borrowings	652,750	652,750	175,771	175,771
FHLB and other borrowings	4,111,462	4,068,321	4,119,771	4,156,322

(19)	Segment Information
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
      The Retail Banking segment serves the Company’s consumer customers through its 384 full-service banking centers and through the use of alternative delivery channels such as personal computer and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, mutual funds, and brokerage services. In addition, Retail Banking serves the Company’s small business customers and the Company’s indirect automobile portfolio.
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
December 31, 2005, 2004 and 2003
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
      The following table presents the segment information for the Company’s segments as of and for the year ended December 31, 2005, 2004 and 2003.
For the Year ended December 31, 2005

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

	(In Thousands)
Income Statement:
Net interest income	$389,478	$438,269	$55,559	$27,281	$58,392	$968,979
Noninterest income	151,926	458,120	37,913	26,145	(15,426)	658,678
Noninterest expense	204,158	430,269	46,539	20,928	199,909	901,803

Segment net income (loss)	$337,246	$466,120	$46,933	$32,498	$(156,943)	725,854

Provision for loan losses						117,818

Net income before income tax expense						608,036
Income tax expense						206,206

Net income						$401,830

Balance Sheet:
Average assets	$10,614,706	$8,562,216	$1,349,510	$7,611,931	$1,305,869	$29,444,232
Average loans	10,594,888	8,367,842	1,350,630	—	(263,772)	20,049,588
Average deposits	4,773,226	10,257,276	1,207,390	2,292,260	(62,477)	18,467,675
Period-end assets	$11,574,398	$9,019,841	$1,489,413	$7,574,799	$1,139,781	$30,798,232
Period-end loans	11,377,470	8,725,283	1,476,937	—	(207,475)	21,372,215
Period-end deposits	4,947,314	11,200,625	1,260,697	3,057,539	(82,060)	20,384,115

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
For the Year ended December 31, 2004

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

	(In Thousands)
Income Statement:
Net interest income	$369,839	$397,719	$53,832	$42,266	$21,669	$885,325
Noninterest income	139,642	400,515	29,251	66,949	(7,714)	628,643
Noninterest expense	197,496	392,265	39,379	42,998	196,340	868,478

Segment net income (loss)	$311,985	$405,969	$43,704	$66,217	$(182,385)	645,490

Provision for loan losses						105,658

Net income before income tax expense						539,832
Income tax expense						179,647

Net income						$360,185

Balance Sheet:
Average assets	$9,799,843	$7,582,073	$1,202,568	$7,659,417	$1,416,727	$27,660,628
Average loans	9,789,575	7,399,910	1,204,768	—	(394,898)	17,999,355
Average deposits	4,609,496	9,319,729	1,243,356	1,285,590	(44,469)	16,413,702

Period-end assets	$10,238,188	$8,051,091	$1,294,636	$7,673,267	$924,734	$28,181,916
Period-end loans	10,101,932	7,789,110	1,285,285	—	(319,405)	18,856,922
Period-end deposits	4,826,556	9,636,203	1,211,464	1,424,072	(55,563)	17,042,732
For the Year ended December 31, 2003

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated

	(In Thousands)
Income Statement:
Net interest income	$358,468	$386,530	$51,006	$63,598	$19,528	$879,130
Noninterest income	131,528	333,354	28,255	35,634	6,733	535,504
Noninterest expense	184,387	365,872	38,296	15,706	193,622	797,883

Segment net income (loss)	$305,609	$354,012	$40,965	$83,526	$(167,361)	616,751

Provision for loan losses						119,681

Net income before income tax expense						497,070
Income tax expense						168,392

Net income						$328,678

Balance Sheet:
Average assets	$9,107,742	$7,222,812	$1,015,100	$6,680,571	$1,116,494	$25,142,719
Average loans	9,074,624	7,026,717	1,017,144	—	(322,297)	16,796,188
Average deposits	3,995,440	8,996,247	1,226,041	784,988	(10,866)	14,991,850

Period-end assets	$9,555,757	$7,623,641	$1,092,830	$7,650,499	$1,040,386	$26,963,113
Period-end loans	9,421,536	7,354,093	1,084,268	—	(494,095)	17,365,802
Period-end deposits	4,383,398	9,058,465	1,265,937	1,014,766	(34,934)	15,687,632

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003
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
      The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The 2004 and 2003 segment information has been revised to conform to the 2005 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

(20)	Earnings Per Share
      Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31

	2005	2004	2003

	(In Thousands, Except Per Share Data)
BASIC EARNINGS PER SHARE:
Net income	$401,830	$360,185	$328,678

Net income available to common shareholders	$401,830	$360,185	$328,678

Weighted average basic common shares outstanding	123,550	122,254	124,656

Basic earnings per share	$3.25	$2.95	$2.64

DILUTED EARNINGS PER SHARE:
Net income	$401,830	$360,185	$328,678

Net income available to common shareholders and assumed conversions	$401,830	$360,185	$328,678

Weighted average common shares outstanding	123,550	122,254	124,656
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using average market price for the year	2,873	3,162	2,530

Weighted average diluted common shares outstanding	126,423	125,416	127,186

Diluted earnings per share	$3.18	$2.87	$2.58

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003

(21)	Comprehensive Income
      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources.
      The following is a summary of the components of other comprehensive income:

	Year Ended December 31

	2005	2004	2003

	(In Thousands)
Other comprehensive income (loss), before tax:
Unrealized holding loss on investment securities available for sale, net	$(68,349)	$(41,152)	$(106,955)
Less reclassification adjustment for gains (losses) on investment securities available for sale	79	27,336	(43)
Net change in additional minimum pension liability	1,353	(3,469)	—
Amortization of unrealized net holding losses on investment securities available for sale transferred to investment securities held to maturity	(3,109)	(10,702)	(2,437)
Net change in accumulated losses on cash-flow hedging instruments	5,921	(14,572)	(48,974)

Other comprehensive loss, before income taxes	(64,263)	(97,231)	(158,323)

Income tax expense (benefit) related to other comprehensive income:
Unrealized holding loss on investment securities available for sale	(26,027)	(15,469)	(40,211)
Less reclassification adjustment for gains (losses) on investment securities available for sale	30	10,276	(16)
Net change in additional minimum pension liability	501	(1,304)	—
Amortization of unrealized net holding losses on investment securities available for sale transferred to investment securities held to maturity	(1,183)	(4,023)	(916)
Net change in accumulated losses on cash-flow hedging instruments	2,256	(5,477)	(18,409)

Total income tax benefit related to other comprehensive loss	(24,483)	(36,549)	(59,520)

Other comprehensive loss, after income taxes	$(39,780)	$(60,682)	$(98,803)

      At December 31, 2005 other comprehensive loss was comprised of $60.3 million of unrealized losses on securities available for sale, $1.6 million of accumulated losses on cash-flow hedging instruments and $1.3 million of additional minimum pension liability.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, 2004 and 2003

(22)	Supplemental Disclosure for Statement of Cash Flows
      The Company paid approximately $538 million, $351 million and $380 million in interest on deposits and other liabilities during 2005, 2004 and 2003, respectively. The following table presents the Company’s noncash investing and financing activities for the years ended December 31, 2005, 2004 and 2003.

	December 31

	2005	2004	2003

	(In Thousands)
Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$12,236	$21,982	$32,255
Transfers of investment securities to held to maturity securities	—	—	2,766,955
Increase in other assets and investment securities available for sale and long-term debt from FIN 46 deconsolidation	—	—	43,893
Loans to facilitate the sale of other real estate owned	1,048	1,006	324
Assets retained in loan securitizations	—	589,912	1,141,866
Loans to finance stock purchases	885	863	372
Change in unrealized gain (loss) on available for sale securities	(68,428)	(68,488)	(106,912)
Issuance of restricted stock, net of cancellations	6,671	8,571	6,546
Treasury stock exchanged for acquisition earnout	5,840	4,741	—
Allowance transferred to other liabilities	12,189	—	—
Business combinations and divestitures:
Common stock issued	7,869	3,658	15,721
Assets acquired	8,092	5,771	20,876
Liabilities assumed	21	2,381	6,824
Assets sold	2,156	—	41,853
Liabilities sold	25,290	—	70,032

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
      Based on their evaluation as of December 31, 2005, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as of December 31, 2005. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
      There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
      None
PART III

ITEM 10 —	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, the information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Additional Information Concerning the Board of Directors,” “Code of Conduct and Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation and Other Information” of the Company’s Proxy Statement to be filed for the 2006 Annual Meeting of Stockholders.

ITEM 11 — EXECUTIVE COMPENSATION
      The information required by this item is incorporated by reference to the sections entitled “Executive Compensation and Other Information” of the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders. See Item 12 of this Annual Report on Form 10-K for additional information concerning the Company’s equity compensation plans.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information required by this item is incorporated by reference to the sections entitled “Beneficial Security Ownership of Management and Directors” of the Company’s Proxy Statement to be filed for the 2006 Annual Meeting of Stockholders.
Equity Compensation Plan Information
      The following table presents information regarding the Company’s equity compensation plans at December 31, 2005:

Number of
	Securities to be				Number of Securities Remaining
	Issued upon Exercise		Weighted-Average		Available for Future Issuance under
	of Outstanding		Exercise Price of		Equity Compensation Plans
	Options, Warrants		Outstanding Options,		(Excluding Securities Reflected in
	and Rights		Warrants and Rights		Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders:
Stock option awards(1)	8,467,886	(2)	$31.54		2,175,226
Stock purchase plans(3)	—	(4)	—	(4)	5,000,000
Equity compensation plans not approved by security holders	—		—		—

Total	8,467,886		$31.54		7,175,226

(1)	Consists of awards granted under the 1996 Long-Term Incentive Plan, the 1999 Omnibus Incentive Compensation Plan and the 2002 Incentive Compensation Plan.

(2)	Amount includes 456,744 of restricted shares awarded, subject to vesting requirements.

(3)	Consists of shares issuable under the Compass Bancshares, Inc. Monthly Investment Plan.

(4)	The number of shares that may be issued pursuant to Compass’ stock purchase plans during a given period and the purchase price of such shares cannot be determined in advance of such purchases.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14 —	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this item is incorporated by reference to the section entitled “Independent Accountants” of the Company’s Proxy Statement to be filed for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Compass Bancshares, Inc. and Subsidiaries Financial Statements

(b)	Exhibits

(3)		Articles of Incorporation and By-Laws of Compass Bancshares, Inc.

	(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998 with the Commission)

	(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086, filed with the Commission)

	(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797, filed with the Commission)

	(d)	Certificate of Amendment, dated September 16, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

	(e)	Certificate of Amendment, dated November 3, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

	(f)	Certificate of Amendment, dated May 15, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

	(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

	(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998 with the Commission)

(b)	Exhibits (continued)

(4)		Instruments Defining the Rights of Security Holders, Including Indentures

	(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

	(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

(10)		Material Contracts

	(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996 with the Commission) *

	(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999 with the Commission) *

	(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission)*

	(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

	(e)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

	(f)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-15373, filed November 1, 1996 with the Commission) *

	(g)	Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

	(h)	First Amendment to Employment Agreement, dated March 31, 1997, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

	(i)	First Amendment to Employment Agreement, dated April 14, 1997, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

	(j)	First Amendment to Employment Agreement, dated April 18, 1997, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(b)	Exhibits (continued)

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(l)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(m)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(n)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(o)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(o) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(p)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, dated May 1, 1997 (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission) *

(q)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission) *

(r)	Deferred Compensation Plan for Compass Bancshares, Inc., dated February 1, 1996. (Amended and Restated as of May 1, 1998) (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission) *

(s)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(t)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file 000-06032, filed March 11, 2002 with the Commission) *

(u)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated February 9, 2001 (incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(v)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission) *

(w)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission) *

(b)	Exhibits (continued)

	(x)	Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

	(y)	Form of Amendment Number One to the Performance Contingent Restricted Stock Award Agreement (incorporated by reference to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed October 21, 2005 with the Commission) *

	(z)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

	(aa)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

	(ab)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

	(ac)	Executive Officer Compensation Arrangements (incorporated by reference to Exhibit 10(y) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission) *

	(ad)	Form of Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(cc) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission) *

(21)		Subsidiaries of the registrant

(23)		Consents of experts and counsel

(31)(a)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(31)(b)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer

(32)(a)		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(32)(b)		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer
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

COMPASS BANCSHARES, INC.

Date: February 20, 2006	By	/s/ D. Paul Jones, Jr. ----------------------------------------------- D. Paul Jones, Jr. Chairman and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Paul Jones, Jr. D. Paul Jones, Jr.	Chairman and Chief Executive Officer	February 20, 2006

/s/ Garrett R. Hegel Garrett R. Hegel	Chief Financial Officer	February 20, 2006

/s/ Kirk P. Pressley Kirk P. Pressley	Chief Accounting Officer	February 20, 2006

/s/ James H. Click, Jr. James H. Click, Jr.	Director	February 20, 2006

/s/ Charles W. Daniel Charles W. Daniel	Director	February 20, 2006

/s/ W. Eugene Davenport W. Eugene Davenport	Director	February 20, 2006

/s/ Tranum Fitzpatrick Tranum Fitzpatrick	Director	February 20, 2006

/s/ Carl J. Gessler, Jr. Carl J. Gessler, Jr.	Director	February 20, 2006

/s/ Charles E. McMahen Charles E. McMahen	Director	February 20, 2006

/s/ John S. Stein John S. Stein	Director	February 20, 2006

/s/ J. Terry Strange J. Terry Strange	Director	February 20, 2006