Form 10-Q
period 2006-03-31
COMPASS BANCSHARES INC
filed 2006-05-08
CIK 18568

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30,2006

Common Stock, $2 Par Value	129,129,199

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1 – Financial Statements
COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$765,709	$805,556
Federal funds sold and securities purchased under agreements to resell	99,175	46,393
Trading account assets	85,165	76,559
Investment securities available for sale	4,321,876	4,704,375
Investment securities held to maturity (fair value of $2,165,483 and $2,212,273 for 2006 and 2005, respectively)	2,224,138	2,245,942
Loans	23,308,114	21,372,215
Allowance for loan losses	(282,457)	(267,173)

Net loans	23,025,657	21,105,042
Premises and equipment, net	588,455	547,195
Bank owned life insurance	459,833	441,226
Goodwill	677,460	316,197
Other assets	534,711	509,747

Total assets	$32,782,179	$30,798,232

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$6,765,908	$6,097,881
Interest bearing	15,362,601	14,286,234

Total deposits	22,128,509	20,384,115
Federal funds purchased and securities sold under agreements to repurchase	3,448,011	3,102,572
Other short-term borrowings	267,209	652,750
FHLB and other borrowings	4,010,753	4,111,462
Accrued expenses and other liabilities	369,757	311,304

Total liabilities	30,224,239	28,562,203

Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; issued – none)	—	—
Common stock of $2 par value:
Authorized – 300,000,000 shares
Issued – 134,429,511 shares in 2006 and 133,950,243 shares in 2005	268,859	267,900
Treasury stock, at cost (5,369,668 shares in 2006 and 10,411,684 shares in 2005)	(194,601)	(377,327)
Surplus	378,175	300,375
Retained earnings	2,180,130	2,121,310
Accumulated other comprehensive loss	(72,569)	(63,156)
Loans to finance stock purchases	(2,054)	(1,262)
Unearned restricted stock	—	(11,811)

Total shareholders’ equity	2,557,940	2,236,029

Total liabilities and shareholders’ equity	$32,782,179	$30,798,232

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Interest income:
Interest and fees on loans	$372,380	$269,283
Interest on investment securities available for sale	51,165	46,161
Interest on investment securities held to maturity	25,881	32,123
Interest on federal funds sold and securities purchased under agreements to resell	529	213
Interest on trading account assets	243	172

Total interest income	450,198	347,952

Interest expense:
Interest on deposits	99,301	49,462
Interest on federal funds purchased and securities sold under agreements to repurchase	37,277	26,192
Interest on other short-term borrowings	4,501	532
Interest on FHLB and other borrowings	48,858	40,193

Total interest expense	189,937	116,379

Net interest income	260,261	231,573
Provision for loan losses	17,112	20,273

Net interest income after provision for loan losses	243,149	211,300

Noninterest income:
Service charges on deposit accounts	72,168	62,649
Card and merchant processing fees	25,707	21,330
Insurance commissions	17,604	15,724
Retail investment sales	9,420	8,781
Asset management fees	7,748	7,061
Corporate and correspondent investment sales	5,229	4,120
Bank owned life insurance	4,903	4,240
Gain on prepayment of FHLB advances	14,893	—
Investment securities losses, net	(14,838)	—
Gain on sale of business	—	4,791
Trading losses and settlements on economic hedge swaps	—	(4,596)
Other	22,510	25,865

Total noninterest income	165,344	149,965

Noninterest expense:
Salaries, benefits and commissions	136,010	121,344
Equipment	21,547	20,059
Net occupancy	17,217	16,652
Professional services	14,904	14,080
Marketing	12,264	11,885
Communications	5,622	5,476
Amortization of intangibles	1,490	1,527
Merger and integration	2,626	234
Other	32,690	30,615

Total noninterest expense	244,370	221,872

Net income before income tax expense	164,123	139,393
Income tax expense	56,214	46,409

Net income	$107,909	$92,984

Basic earnings per share	$0.87	$0.75
Basic weighted average shares outstanding	123,839	123,286
Diluted earnings per share	$0.85	$0.74
Diluted weighted average shares outstanding	126,793	126,388
Dividends declared per share	$0.39	$0.35
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity
For the Three Months Ended March 31, 2006 and 2005
(In Thousands)
(Unaudited)

					Accumulated
					Other		Total
	Common	Treasury		Retained	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Other	Equity	Income
Balance, December 31, 2004	$265,806	$(333,351)	$264,400	$1,894,546	$(23,376)	$(11,680)	$2,056,345

Net income	—	—	—	92,984	—	—	92,984	$92,984
Net change in unrealized losses on securities available for sale, net of tax	—	—	—	—	(36,824)	—	(36,824)	(36,824)
Net change in accumulated losses on cash- flow hedging instruments, net of tax	—	—	—	—	(268)	—	(268)	(268)

Comprehensive income								$55,892

Common dividends declared ($0.35 per share)	—	—	—	(43,338)	—	—	(43,338)
Exercise of stock options and other issuances	528	—	4,657	(898)	—	—	4,287
Cancellations of restricted stock, net of issuances	1	—	(215)	—	—	214	—
Repayments on loans to finance stock purchases, net of advances	—	—	—	—	—	2	2
Issuance of treasury stock for acquisitions and stock options	—	11,842	3,407	—	—	—	15,249
Amortization of restricted stock	—	—	—	—	—	957	957
Purchase of treasury stock	—	(1,531)	—	—	—	—	(1,531)

Balance, March 31, 2005	$266,335	$(323,040)	$272,249	$1,943,294	$(60,468)	$(10,507)	$2,087,863

Balance, December 31, 2005	$267,900	$(377,327)	$300,375	$2,121,310	$(63,156)	$(13,073)	$2,236,029

Adoption of SFAS No. 123R	—	—	(11,811)	—	—	11,811	—
Net income	—	—	—	107,909	—	—	107,909	$107,909
Net change in unrealized losses on securities available for sale, net of tax	—	—	—	—	(8,528)	—	(8,528)	(8,528)
Net change in accumulated losses on cash- flow hedging instruments, net of tax	—	—	—	—	(885)	—	(885)	(885)

Comprehensive income								$98,496

Common dividends declared ($0.39 per share)	—	—	—	(48,142)	—	—	(48,142)
Exercise of stock options and other issuances	938	—	11,214	(947)	—	—	11,205
Issuances of restricted stock, net of cancellations	21	—	(21)	—	—	—	—
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(792)	(792)
Issuance of treasury stock for acquisitions and stock options	—	184,028	77,240	—	—	—	261,268
Amortization of restricted stock and stock option grants	—	—	1,178	—	—	—	1,178
Purchase of treasury stock	—	(1,302)	—	—	—	—	(1,302)

Balance, March 31, 2006	$268,859	$(194,601)	$378,175	$2,180,130	$(72,569)	$(2,054)	$2,557,940

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating Activities:
Net income	$107,909	$92,984
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	24,460	24,731
Stock-based compensation	1,178	957
Accretion of discount and loan fees	(2,798)	(3,040)
Provision for loan losses	17,112	20,273
Net change in trading account assets	(8,282)	788
Investment securities losses, net	14,838	—
Gain on prepayment of FHLB advances	(14,893)	—
Net gain on sale of business	—	(4,791)
Increase in other assets	(1,349)	(1,803)
Increase in accrued expenses and other liabilities	41,581	26,109

Net cash provided by operating activities	179,756	156,208

Investing Activities:
Proceeds from prepayments, maturities and calls of investment securities held to maturity	88,122	130,281
Purchases of investment securities held to maturity	(2,555)	—
Proceeds from sales of investment securities available for sale	733,979	21,742
Proceeds from prepayments, maturities and calls of investment securities available for sale	259,440	158,364
Purchases of investment securities available for sale	(563,853)	(399,041)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(27,894)	17,107
Net increase in loan portfolio	(554,112)	(334,168)
Net cash paid in acquisitions	(190,071)	(202)
Net cash received in sale of business	—	4,726
Purchases of premises and equipment, net	(18,774)	(15,141)
Proceeds from sales of other real estate owned	2,675	4,038

Net cash used by investing activities	(273,043)	(412,294)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	810,454	193,556
Net (decrease) increase in time deposits	(541,027)	407,705
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	324,561	(270,638)
Net decrease in other short-term borrowings	(388,229)	(50,623)
Proceeds from FHLB advances and other borrowings	546,441	297,198
Repayment of FHLB advances and other borrowings	(660,377)	(115)
Common dividends paid	(48,689)	(78,965)
Purchase of treasury stock	(1,409)	(1,531)
Issuance of treasury stock for stock options	1,302	1,540
Repayment of loans to finance stock purchases	148	206
Proceeds from exercise of stock options	10,265	4,083

Net cash provided by financing activities	53,440	502,416

Net (decrease) increase in cash and due from banks	(39,847)	246,330
Cash and due from banks at beginning of period	805,556	585,679

Cash and due from banks at end of period	$765,709	$832,009

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$2,735	$1,899
Loans to facilitate the sale of other real estate owned	375	150
Loans to finance stock purchases	940	204
Change in unrealized loss on available for sale investment securities	(13,385)	(58,019)
Issuance of restricted stock, net of cancellations	—	(214)
Treasury stock exchanged for acquisition earnouts	6,081	5,840
Allowance transferred to other liabilities	—	12,189
Business combinations and divestitures:
Common stock issued	253,992	7,869
Assets acquired	2,012,632	8,092
Liabilities assumed	1,568,569	21
Assets sold	—	13
Liabilities sold	—	78
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
     The Company has two bank subsidiaries. The Company’s principal bank subsidiary is Compass Bank, an Alabama banking corporation headquartered in Birmingham, Alabama. The Company’s other bank subsidiary is Central Bank of the South, an Alabama banking corporation headquartered in Anniston, Alabama. Central Bank of the South has limited activities. The bank subsidiaries of the Company are referred to collectively as the “Subsidiary Banks”. All significant intercompany accounts have been eliminated in consolidation.
     The consolidated financial statements of the Company in this report have not been audited. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”).
     Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net income, total assets, total liabilities, or shareholders’ equity.
Critical Accounting Policies
     The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles in the United States and with general practices within the financial services industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) the assessment of hedge effectiveness of derivatives and other hedging instruments, (3) the transfer of financial assets and the determination of when special purpose vehicles should be included in the Consolidated Balance Sheets and Consolidated Statements of Income, (4) income taxes and (5) goodwill calculation and impairment. These critical accounting policies require the use of estimates, assumptions and judgments, which are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.
     Allowance for Loan Losses: Management’s evaluation process to determine the adequacy of the allowance for loan losses combines four primary factors, which involve the use of estimates, assumptions and judgment: historical loss experience derived from analytical models, current trends, economic conditions and reasonably foreseeable events. Since current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change and these estimates may not reflect actual losses. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements.
     Derivative Instruments: In various segments of its business, the Company uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of hedge accounting requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. The Company believes that its methods for addressing these judgmental areas are in accordance with generally accepted accounting principles in the United States and are in line with industry practices in assessing hedge effectiveness. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized, the impact on the consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained. Further discussion regarding the Company’s use of derivatives is included in Note 9, Derivatives, Hedging and Off-Balance Sheet Activities.
     Consolidation: The Company utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. Because these financing arrangements are made with separate legal entities, which qualify for special accounting treatment, they are not consolidated in the Company’s Consolidated Balance Sheets. The Company

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
evaluates whether these entities should be consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the entity is a Qualifying Special Purpose Entity (“QSPE”) as defined in the Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For nonconsolidation, SFAS No. 140 requires the financing entity to be legally isolated, bankruptcy remote and beyond the control of the seller. Management believes these financing entities which qualify as QSPE’s fulfill the nonconsolidation requirements specified in SFAS No. 140.
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
     Goodwill Calculation and Impairment: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill on an annual basis or more frequently if events or circumstances indicate that there may have been impairment. The goodwill impairment test estimates the fair value of each reporting unit through the use of a discounted cash flows model and compares this fair value to the reporting unit’s carrying value. The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations. Management believes goodwill is not impaired and is properly recorded in the financial statements.
Stock-Based Compensation
     The Company historically accounted for its long-term incentive compensation plans in accordance with the requirements specified in SFAS 123, Accounting for Stock-Based Compensation. As permitted under SFAS 123, the Company elected to apply Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic value method in accounting for share-based compensation plans. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123R, Share-Based Payments, which requires all share-based awards to employees be recognized in the income statement based on their fair values. As a result, beginning on January 1, 2006, the expense associated with these share-based awards is included in the Company’s Consolidated Statements of Income. For the first quarter of 2006, the adoption of SFAS 123R resulted in the recognition of approximately $607,000 of compensation expense related to stock options.
     The following table discloses, for the three months ended March 31, 2005, the amount of share-based award expense the Company would have recognized had it adopted SFAS 123R retroactively (in thousands, except per share data, restated):

Three Months
Ended
March 31,
2005
Net income:
As reported	$92,984
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax	1,918

Pro forma net income	$91,066

Basic earnings per share:
As reported	$0.75
Pro forma	0.74
Diluted earnings per share:
As reported	$0.74
Pro forma	0.72
     The fair value of each share-based award is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards granted in 2005: dividend yield of 3.75

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
percent; expected volatility of 0.272; risk-free interest rate of 3.65 percent and an expected life of 5 years. The Company’s share-based awards granted in 2005 originally vested either entirely at the end of the third year after grant or 50 percent at the end of the first year and 25 percent at the end of each of the next two years. However, in the fourth quarter of 2005, the Company accelerated the vesting provisions of the outstanding stock options of the Company, excluding options issued to senior management and certain options issued in connection with initial employment. The compensation expense related to the non-accelerated options will be recognized as compensation expense over the remaining vesting period. Options expire ten years after the date of grant.
     For further discussion of share-based awards see Note 13, Stock-Based Compensation.
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
NOTE 2 — Business Combinations and Divestitures
TexasBank Acquisition
     On March 24, 2006, the Company completed the acquisition of TexasBanc Holding Co., the parent company of TexasBank. TexasBank, a Fort Worth-based bank with approximately $1.7 billion in assets, was the largest independent commercial bank headquartered in Fort Worth with 22 banking centers. The TexasBank acquisition further enhances the Company’s geographic position and expands the Company’s operations within its existing Texas footprint.
     TexasBank’s results of operations were included in the Company’s consolidated financial results beginning March 25, 2006. Total consideration for the transaction was $486 million, consisting of 4.9 million shares of the Company’s common stock and $232 million in cash. The value of the common stock exchanged was determined based on the average market price of the Company’s common stock over a 10-day period ended March 23, 2006.
     The purchase price was preliminarily allocated to the assets acquired and liabilities assumed. The following table summarizes the amounts assigned to each major asset and liability caption at the acquisition date (in thousands). The final allocation of the purchase price will be adjusted as the integration process continues and additional information becomes available.

Assets:
Cash and cash equivalents	$41,918
Federal funds sold and securities purchased under agreements to resell	24,888
Investment securities available for sale	77,526
Investment securities held to maturity	63,397
Net loans	1,387,248
Premises and equipment, net	38,002
Intangible assets	385,071
Other assets	36,500

Total assets	$2,054,550

Liabilities:

Deposits	$1,475,862
Fed funds purchased and securities sold under agreements to repurchase	20,878
Other short-term borrowings	2,688
FHLB and other borrowings	51,722
Other liabilities	17,419

Total liabilities	1,568,569

Net assets acquired	$485,981

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     The following unaudited pro forma condensed statements of income assume that the Company and TexasBank were combined at the beginning of the earliest period presented.

	Three Months Ended
	March 31,
	2006	2005
Interest income	$477,622	$369,747
Interest expense	198,362	120,784

Net interest income	279,260	248,963
Provision for loan losses	17,628	21,012

Net interest income after provision for loan losses	261,632	227,951
Noninterest income	170,384	155,697
Noninterest expense	283,784	236,419

Net income before taxes	148,232	147,229
Income tax	51,846	49,154

Net income	$96,386	$98,075

Basic EPS	$0.75	$0.76

Diluted EPS	$0.73	$0.75

Other Business Combinations
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
     On January 5, 2005, the Company completed the acquisition of Warren Benefits Group, LP (“Warren Benefits”), a Houston, Texas based insurance brokerage firm, which specializes in providing broad-based group health and welfare plans as well as health and life insurance products.
     Several of the acquisition agreements include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At March 31, 2006, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $10 million, primarily in the form of the Company’s common stock.
Divestitures
     During the first quarter of 2005, the Company completed the sale of a non-core business unit that specialized in the brokerage of oil and gas properties. A gain of $4.8 million was recognized on the sale and is included in noninterest income in the Consolidated Statements of Income for the three-month period ended March 31, 2005.
NOTE 3 — Capital Securities and Preferred Stock
Capital Securities
     The Company currently has three subsidiary business trusts (Compass Trust I, Compass Trust III and TexasBanc Capital Trust I) which have issued mandatorily redeemable preferred capital securities (“Trust Preferred Securities”). As guarantor, the Company unconditionally guarantees payment of: accrued and unpaid distributions required to be paid on the Trust Preferred Securities; the redemption price when the Trust Preferred Securities are called for redemption; and amounts due if a trust is liquidated or terminated.
     The Company owns all of the outstanding common stock of each of the three trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent Company (“Capital Securities”). These Capital Securities are the trusts’ only assets and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. In 2003, the Company adopted the provisions of FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trust’s Trust Preferred Securities. The Capital Securities are included as FHLB and other borrowings in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005.

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
     The subsidiary business trusts have the right to redeem their Trust Preferred Securities: (i) in whole or in part, on or after January 15, 2007 (for debentures owned by Compass Trust I), March 22, 2007 (for debentures owned by Compass Trust III) and July 23, 2009 (for debentures owned by TexasBanc Capital Trust I); and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the offering circulars). If the Trust Preferred Securities issued by Compass Trust I, Compass Trust III or TexasBanc Capital Trust I are redeemed before they mature, the redemption price will be the principal amount, plus any premium, plus any accrued but unpaid interest.
Class B Preferred Stock
     In December 2000, a subsidiary of the Parent Company issued $21 million of Class B Preferred Stock (“Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at both March 31, 2006 and December 31, 2005. The Preferred Stock qualifies as Tier I Capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
     The Preferred Stock is redeemable for cash, at the option of the subsidiary, in whole or in part, at any time on or after June 15, 2021. Prior to June 15, 2021, the Preferred Stock is not redeemable, except that prior to such date, the Preferred Stock may be redeemed for cash, at the option of the subsidiary, in whole but not in part, only upon the occurrence of certain tax or regulatory events. Any such redemption is subject to the prior approval of the Board of Governors of the Federal Reserve. The Preferred Stock is not redeemable at the option of the holders thereof at any time. The Preferred Stock is included as FHLB and other borrowings in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005.
     The Company’s Capital Securities and Preferred Stock are summarized below.

	Maturity	March 31,	December 31,
	Dates	2006	2005
	(in Thousands)
Capital Securities:
8.23% debentures payable to Compass Trust I *	2027	$103,093	$103,093
7.35% debentures payable to Compass Trust III *	2032	309,279	309,279
LIBOR plus 2.60% floating rate debentures payable to TexasBanc Capital Trust I *	2034	25,774	—
Fair value of and unamortized fees on hedged capital securities	2027, 2032	(4,436)	(1,969)
Class B Preferred Stock		18,090	18,077

Total Capital Securities and Preferred Stock		$451,800	$428,480

*	- Majority of amounts qualify for Tier I Capital
Subordinated Debentures
     On March 16, 2006, Compass Bank, the lead bank subsidiary of Compass Bancshares, Inc., issued $275 million in aggregate principal amount of 5.90% Subordinated Bank Notes. The Subordinated Bank notes are included in FHLB and other borrowings in the Consolidated Balance Sheets as of March 31, 2006.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 4 – Earnings Per Share

	Three Months Ended
	March 31,
	2006	2005
	(In Thousands, Except Per Share Data)
BASIC EARNINGS PER SHARE:
Net income	$107,909	$92,984

Weighted average shares outstanding	123,839	123,286

Basic earnings per share	$0.87	$0.75

DILUTED EARNINGS PER SHARE:

Net income	$107,909	$92,984

Weighted average basic shares outstanding	123,839	123,286
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using average market price for the period	2,954	3,102

Weighted average diluted shares outstanding	126,793	126,388

Diluted earnings per share	$0.85	$0.74

NOTE 5 – Segment Information
     The Company’s segment information is presented by line of business. Each line of business is a strategic unit that serves a particular group of customers with certain common characteristics, by offering various products and services. The segment results include certain overhead allocations and intercompany transactions. All intercompany transactions have been eliminated to determine the consolidated balances. The Company’s reportable operating segments are Corporate Banking, Retail Banking, Wealth Management and Treasury.
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
     The Retail Banking segment serves the Company’s consumer customers through its 409 full-service banking centers and through the use of alternative delivery channels such as personal computer and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit cards, deposit accounts, insurance products, mutual funds, and brokerage services. In addition, Retail Banking serves the Company’s small business customers and the Company’s indirect automobile portfolio.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
the determination of net interest income by assigning a standard cost (credit) for funds used (provided) to assets and liabilities based on their maturity, prepayment, and/or repricing characteristics.
     The development and application of these methodologies is a dynamic process. Accordingly, financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The segment information for 2005 has been revised to conform to the 2006 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles in the United States. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.
     The following table presents information for the Company’s segments as of and for the three months ended March 31, 2006 and 2005.
For the Three Months Ended March 31, 2006
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$104,625	$116,398	$14,869	$8,788	$15,581	$260,261
Noninterest income	37,196	110,886	10,143	7,635	(516)	165,344
Noninterest expense	57,052	119,363	13,858	5,519	48,578	244,370

Segment income (loss)	$84,769	$107,921	$11,154	$10,904	$(33,513)	181,235

Provision for loan losses						17,112

Net income before income tax expense						164,123
Income tax expense						56,214

Net income						$107,909

Balance Sheet
Average assets	$11,697,457	$8,880,833	$1,487,845	$7,360,543	$1,489,334	$30,916,012
Average loans	11,654,596	8,687,806	1,487,706	—	(79,005)	21,751,103
Average deposits	4,889,681	11,365,962	1,246,262	2,836,545	38,826	20,377,276

Period-end assets	$12,099,617	$8,935,254	$1,531,503	$7,180,272	$3,035,533	$32,782,179
Period-end loans	11,897,326	8,665,332	1,519,703	—	1,225,753	23,308,114
Period-end deposits	5,150,190	11,909,188	1,312,758	2,333,694	1,422,679	22,128,509
For the Three Months Ended March 31, 2005
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$91,141	$105,563	$13,439	$7,601	$13,829	$231,573
Noninterest income	43,556	99,228	9,407	2,422	(4,648)	149,965
Noninterest expense	50,049	106,490	11,980	4,690	48,663	221,872

Segment income (loss)	$84,648	$98,301	$10,866	$5,333	$(39,482)	159,666

Provision for loan losses						20,273

Net income before income tax expense						139,393
Income tax expense						46,409

Net income						$92,984

Balance Sheet
Average assets	$10,149,207	$8,046,098	$1,295,333	$7,698,996	$1,330,446	$28,520,080
Average loans	10,150,121	7,865,726	1,297,114	—	(299,191)	19,013,770
Average deposits	4,747,689	9,687,541	1,207,383	1,937,672	(38,247)	17,542,038

Period-end assets	$10,320,661	$8,264,583	$1,304,118	$7,634,394	$1,274,924	$28,798,680
Period-end loans	10,171,455	7,987,988	1,294,466	—	(286,882)	19,167,027
Period-end deposits	4,894,181	9,881,934	1,223,191	1,679,272	(34,439)	17,644,139

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6 – Loans and Allowance for Loan Losses
     The following presents the composition of the loan portfolio at March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$4,245,120	$3,896,207
Real estate — construction	5,143,502	4,233,148
Commercial real estate — mortgage	4,482,017	4,080,164

Total commercial loans	13,870,639	12,209,519
Consumer loans:
Residential real estate — mortgage	2,137,392	1,916,951
Equity lines of credit	1,651,350	1,614,608
Equity loans	1,238,842	1,160,481
Credit card	518,691	523,148
Consumer — direct	517,965	423,278
Consumer — indirect	3,373,235	3,524,230

Total consumer loans	9,437,475	9,162,696

Total	$23,308,114	$21,372,215

     A summary of the activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005 follows:

	Three Months Ended March 31,
	2006	2005
	(in Thousands)
Balance at beginning of period	$267,173	$258,339
Add: Provision charged to income	17,112	20,273
Allowance for loans acquired	15,258	—
Deduct: Allowance transferred to other liabilities	—	12,189
Net charge-offs (recoveries):
Commercial, financial and agricultural	1,628	726
Real estate — construction	89	(50)
Commercial real estate — mortgage	1,099	164
Residential real estate — mortgage	180	459
Equity lines of credit	461	612
Equity loans	248	520
Credit card	4,827	7,911
Consumer — direct	878	2,257
Consumer — indirect	7,676	7,259

Total net charge-offs	17,086	19,858

Balance at end of period	$282,457	$246,565

     Nonperforming assets at March 31, 2006 and December 31, 2005 are detailed in the following table.

	March 31,	December 31,
	2006	2005
	(in Thousands)
Nonaccrual loans	$55,716	$47,578
Renegotiated loans	3,286	698

Total nonperforming loans	59,002	48,276
Other real estate	11,155	11,510

Total nonperforming assets	$70,157	$59,786

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 – Securitized Assets
     The Company enters into securitization transactions involving its residential loan portfolio, including home equity loans, and participations in the guaranteed portion of its Small Business Administration loans. The sale of the participations in the guaranteed portion of Small Business Administration loans are to external investors. Generally, the residential loan portfolio securitization activities are not sold to external investors, but rather are securitized and reclassified from loans to investment securities. These assets, which the Company continues to manage and service, approximated $1.2 billion at both March 31, 2006 and December 31, 2005.
     Nonaccrual loans and accruing loans 90 days or more past due totaling $12 million were included in securitized assets at both March 31, 2006 and December 31, 2005. Also included in securitized assets were $2 million and $3 million in foreclosed assets at March 31, 2006 and December 31, 2005, respectively.
NOTE 8 – Investments
     The following tables summarize the Company’s investment securities available for sale that are in a loss position at March 31, 2006 and December 31, 2005. The tables below disclose the market value and the gross unrealized losses of the Company’s available for sale securities in a loss position at both March 31, 2006 and December 31, 2005 and aggregates this information by investment category and length of time the individual securities have been in an unrealized loss position.
     Those investment securities available for sale which have an unrealized loss position at March 31, 2006 and December 31, 2005, are detailed below:

			March 31, 2006
	Securities in a loss position		Securities in a loss position
	for less than 12 months		for 12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$9,882	$13	$9,771	$164	$19,653	$177
Mortgage-backed pass-through securities	180,614	2,573	326,686	16,269	507,300	18,842
Collateralized mortgage obligations	867,268	17,694	2,298,905	74,629	3,166,173	92,323
States and political subdivisions	40,887	1,286	—	—	40,887	1,286

Total	$1,098,651	$21,566	$2,635,362	$91,062	$3,734,013	$112,628

			December 31, 2005
	Securities in a loss position		Securities in a loss position
	for less than 12 months		for 12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$44,845	$138	$55	$1	$44,900	$139
Mortgage-backed pass-through securities	150,147	2,312	276,093	10,136	426,240	12,448
Collateralized mortgage obligations	902,859	13,080	2,644,937	65,567	3,547,796	78,647
States and political subdivisions	35,369	758	—	—	35,369	758

Total	$1,133,220	$16,288	$2,921,085	$75,704	$4,054,305	$91,992

     Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale portfolio at March 31, 2006, represents an other-than-temporary impairment. The unrealized losses reported for collateralized mortgage obligations and mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and were individually not significant relative to their respective amortized cost. Additionally, the Company has the ability and intent to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     Additionally, at March 31, 2006, the Company had approximately $63.6 million in unrealized losses on investment securities held to maturity. Management does not believe any individual unrealized loss in the Company’s investment securities held to maturity portfolio as of March 31, 2006, represents an other-than-temporary impairment. The majority of these losses relate to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and were individually not significant relative to their respective amortized cost. Additionally, the Company has the ability and intent to hold these securities until maturity when full repayment would be received.
NOTE 9 – Derivatives, Hedging and Off-Balance Sheet Activities
Accounting for Derivative Instruments and Hedging Activities
     The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contractual or notional amount of all derivative instruments as of March 31, 2006 and December 31, 2005.

	March 31, 2006			December 31, 2005
		Other			Other
		Than			Than
	Trading	Trading		Trading	Trading
	(in Thousands)
Forward and futures contracts	$296,615	$29,189		$304,233	$25,948
Interest rate swap agreements:
Pay fixed versus receive float	1,763,662	200,000		1,723,291	200,000
Receive fixed versus pay float	1,763,661	2,021,745		1,703,799	1,258,108
Pay float versus receive float	22,000	—		22,000	—
Written options	405,881	33,649	(1)	401,950	32,044	(1)
Purchased options	385,880	—		381,941	—

(1)	Written options classified as other than trading represent interest rate loan commitments related to the Company’s mortgage banking activities
     For the three months ended March 31, 2006 and 2005, there were no credit losses associated with derivative instruments.
     The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both March 31, 2006 and December 31, 2005. These derivative positions are primarily executed in the over-the-counter market.

	March 31, 2006		December 31, 2005
	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value
	(in Thousands)
Cash Flow Hedges:
Interest rate swap agreements	$900,000	$(3,382)	$400,000	$(1,110)
Fair Value Hedges:
Interest rate swap agreements	1,321,745	(4,192)	1,058,108	22,535
Forward contracts (1)	29,189	167	25,948	(99)

(1)	Derivatives related to the Company’s mortgage banking activities
Interest-Rate Risk
     The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the effect of the derivative instrument.
Fair-Value Hedges
     The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. For the three months ended March 31, 2006, the Company recognized approximately $640,000 of fair-value hedging losses, as a result of hedge ineffectiveness. There were no fair-value hedging gains or losses recognized for the three months ended March 31, 2005, as a result of hedge ineffectiveness. The Company recognized a decrease in interest expense of $3.9 million and $3.2 million for the three months ended March 31, 2006 and 2005, respectively, related to interest rate swaps accounted for as fair value hedges. At March 31, 2006, the fair value hedges had a negative carrying value of $4 million and a weighted average remaining term of 13.6 years.
     Additionally, the Company enters into forward sales commitments, which are commitments for future sales of closed mortgage loans to third parties at a specified price. The change in the value of the forward sales commitments is recognized through current period earnings. The recognition of the change in value of the closed mortgage loans depends on the effectiveness of the hedge. When hedge effectiveness is met, the change in value of the loans is recognized through current period earnings. When hedge effectiveness is not met, the change in the value of the loans is not recognized, but instead is based on the lower of cost or market guidelines. Therefore, any potential gain will not be recognized until the sale of the loan. Fair value hedging gains or losses related to the forward sales commitments were immaterial for the three months ended March 31, 2006 and 2005.
Cash-Flow Hedges
     The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets and liabilities. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three-month periods ended March 31, 2006 or 2005. During 2004, the Company terminated interest rate swaps that were hedging floating rate commercial loans. At March 31, 2006, a deferred loss of approximately $350,000, net of tax, was included in other comprehensive income and will be amortized into income over the next two months as the related loan interest income is recognized. As of March 31, 2006, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. The Company recognized a decrease in interest income of $1.9 million and a decrease in interest income of $1.0 million related to interest rate swaps accounted for as cash flow hedges for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the cash-flow hedges not terminated had a deferred net loss of $3 million included in other comprehensive income and a weighted average life of 1.1 years. Based on the current interest rate environment, these losses are expected to be reclassified to interest income over the next 12 months as net settlements occur.
Off-Balance Sheet Activities
     During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. The purpose of the conduit is to diversify the Company’s funding sources. Sunbelt was structured as a Qualifying Special Purpose Entity (“QSPE”), as defined by SFAS No. 140, with a limited business purpose of purchasing highly-rated investment grade debt securities from the Company’s trading account securities portfolio and financing its purchases through the issuance of P-1/F1 rated commercial paper. As of March 31, 2006, all assets sold to the conduit were performing and no significant gains or losses were recognized on the sale.
     At March 31, 2006, all securities held by Sunbelt were either AAA or Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. Approximately 99 percent of the securities held by Sunbelt at March 31, 2006 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.5 billion at March 31, 2006, and $1.7 billion at December 31, 2005, respectively. The Company realized fee income of $1.1 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively, from Sunbelt for providing various services including serving as investment advisor, liquidity provider, administrative agent and for providing a letter of credit. Receivables from Sunbelt were $1 million at March 31, 2006 and $2 million at December 31, 2005. There were no outstanding payables to Sunbelt at either March 31, 2006 or December 31, 2005. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if such an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     There is currently a proposed amendment to SFAS No. 140, which could result in Sunbelt no longer qualifying as a QSPE. If the amendment is finalized as currently proposed, and Sunbelt does not change its structure, Sunbelt would be consolidated into the Company. Consolidation of Sunbelt’s assets into the Company would not have a significant impact on regulatory capital ratios, as the Company would continue to exceed the minimum ratios required for well-capitalized banks as defined by federal banking regulators. See Note 15, Recently Issued Accounting Standards.
NOTE 10 – Shareholders’ Equity
     In 2003, the Company announced that its Board of Directors authorized a share repurchase program allowing for the purchase of 3.3 percent or approximately 4.1 million shares of the Company’s outstanding common stock. Through March 31, 2006, 1.0 million shares had been repurchased under the program at a cost of $51.4 million. At March 31, 2006, approximately 3.1 million shares remained available for repurchase under the program. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors. Since December 31, 2005, approximately 5.0 million shares have been issued from treasury stock at a cost of $182.7 million. Of this amount, approximately 4.9 million shares were issued, at a cost of $178.5 million, in connection with the acquisition of TexasBank. The remainder of the shares issued from treasury stock relate to employee benefit plans and other acquisitions.
     In February 2006, the Company increased its quarterly cash dividend 11 percent to $0.39 per common share, from $0.35 per common share in 2005.
     Accumulated other comprehensive loss included $69 million and $60 million of net unrealized losses on investment securities available for sale at March 31, 2006 and December 31, 2005, respectively. Additionally, at both March 31, 2006 and December 31, 2005, accumulated other comprehensive loss included a $2 million deferred loss from the effective portion of cash flow hedges and a $1 million additional minimum pension liability, net of tax.
NOTE 11 – Goodwill and Other Acquired Intangible Assets
     As of March 31, 2006, the Company had four reporting units with goodwill, including Corporate Banking with $404 million, Retail Banking with $184 million, Insurance with $70 million and Wealth Management with $19 million. During the three months ended March 31, 2006, goodwill increased $267 million, $89 million, $3 million, and $2 million within the Corporate Banking reporting unit, Retail Banking reporting unit, Wealth Management reporting unit, and the Insurance reporting unit, respectively. The increases in the Corporate and Retail Banking reporting units are a result of the acquisition of TexasBank. The increases in the Wealth Management and Insurance reporting units are due to the payment of contingent consideration in the current year in connection with prior acquisitions.
     Acquired intangible assets as of March 31, 2006 are detailed in the following table.

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
	(in Thousands)
Nonamortizing goodwill	$731,266	$(53,806)	$677,460

Amortizing intangible assets:
Core deposit intangibles	$86,943	$(51,654)	$35,289
Other customer intangibles	44,847	(14,079)	30,768

Total amortizing intangible assets	$131,790	$(65,733)	$66,057

     The Company recognized $1.5 million in amortization expense for both the three months ended March 31, 2006 and 2005. Aggregate amortization expense for the years ending December 31, 2006 through December 31, 2010, is estimated to be $11.9 million, $10.9 million, $8.6 million, $7.2 million, and $6.0 million, respectively.
NOTE 12 – Commitments, Contingencies and Guarantees
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
     Standby and commercial letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of the commitment typically approximates the fee

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. As of March 31, 2006, the recorded amount of these deferred fees was $5 million. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2006, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby and commercial letters of credit was $987 million.
     The following represents the Company’s commitments to extend credit and standby and commercial letters of credit as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(in Thousands)
Commitments to extend credit	$12,170,899	$11,498,497
Standby and commercial letters of credit	986,999	942,176
     At March 31, 2006, the Company has potential recourse related to FNMA securitizations of approximately $22 million.
     Certain acquisition agreements, related to the acquisition of insurance agencies and the investment advisory firm, include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At March 31, 2006, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $10 million, primarily in the form of stock.
     In the ordinary course of business, the Company is subject to legal proceedings, which involve claims for substantial monetary relief. However, based upon the advice of legal counsel, management is of the opinion that any legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.
     The Company is subject to review and examination from various tax authorities. The Company is currently under examination by a number of states and has received notices of proposed adjustments related to state income taxes due for prior years, including a final assessment for the calendar years 2000 and 2001 from the State of Alabama. Management intends to challenge the proposed adjustments and assessments and expects that the final resolution of the examinations will not have a material impact on the Company’s financial position.
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
NOTE 13 – Stock-Based Compensation
     At March 31, 2006, the Company had four long-term incentive compensation plans. Under the incentive compensation plans, employees may be granted options to purchase shares of the Company’s $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1996 Long Term Incentive Plan, the 1999 Omnibus Incentive Compensation Plan, the 2002 Incentive Compensation Plan and the 2006 Incentive Compensation Plan, shares of the Company’s common stock have been reserved for issuance. At March 31, 2006, approximately 2.2 million shares of the Company’s common stock were available for issuance. Upon exercise, generally the Company issues shares from its unissued common stock. The options granted under the plans must be exercised within 10 years from the date of grant. The stock option agreements state that options may be exercised in whole or in part until the expiration date.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     Historically, the Company has accounted for its long-term incentive compensation plans in accordance with the requirements specified in SFAS 123, Accounting for Stock-Based Compensation. As permitted under SFAS 123, the Company elected to apply the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic value method in accounting for share-based compensation plans. Accordingly, prior to January 1, 2006 no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123R, Share-Based Payments, which requires all share-based awards to employees be recognized in the income statement based on their fair values. As a result, beginning on January 1, 2006, the expense associated with these share-based awards is included in the Company’s Consolidated Statements of Income. The Company recognized $607,000 of compensation expense related to stock options for the three months ended March 31, 2006.
     The fair value of each share-based award is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards granted in 2006: dividend yield of 3.97 percent; expected volatility of 0.234; risk-free interest rate of 4.38 percent and an expected life of 5.0 years. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The expected volatility assumption is based on the Company’s historical stock price. The risk free interest rate assumption is based upon the U.S. Treasury yield at the time of grant for periods corresponding with the expected life of the option. The expected life assumption represents the weighted-average period the stock options are expected to remain outstanding. The Company’s share-based awards granted in 2006 vest entirely at the end of the third year after grant. The compensation expense related to these share-based awards has been allocated over the vesting period.
     The following summary sets forth stock option related activity under the plans for the three months ended March 31, 2006:

		Weighted
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(years)
Outstanding, beginning of the period	8,011,142	$31.54
Granted	5,000	49.68
Exercised	(545,957)	26.83
Cancelled	(7,500)	42.95

Outstanding, end of the period	7,462,685	31.88	6.27

Weighted average fair value of options granted during the period	$8.54
Exercisable, end of the period	6,506,591		5.92
     Of the 7,462,685 shares underlying options outstanding at March 31, 2006, 6,506,591 option shares were exercisable, at a weighted average exercise price of $30.38, with the remaining 956,094 option shares having a vesting period of up to three years. Exercise prices for options outstanding as of March 31, 2006, ranged from $16.83 to $51.35. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $12.5 million.
     A summary of the status of the nonvested shares as of March 31, 2006 is presented below:

		Weighted
		Average
		Exercise
	Options	Price
Nonvested, beginning of the period	1,083,444	$40.87
Granted	5,000	49.68
Vested	(125,600)	31.72
Forfeited	(6,750)	43.31

Nonvested, end of the period	956,094	$42.10

     As of March 31, 2006, there was $2.5 million of total unrecognized compensation cost related to nonvested stock options granted under the plans. This cost is expected to be recognized over a weighted average period of one year.
     In addition to stock options granted under the plans, the Company also awards restricted common stock to certain executive officers, most of which is awarded as performance contingent restricted stock. The fair value of shares expected to vest is expensed over the three-year performance period. Because the restricted stock is legally issued and

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
outstanding, the fair value of the restricted stock is reflected in common stock with a corresponding offset in surplus. For the three months ended March 31, 2006 and 2005, the Company recognized approximately $571,000 and $957,000 in connection with restricted common stock awarded.
NOTE 14 – Defined Benefit Pension Plan
     The following table provides certain information with respect to the Company’s defined benefit pension plan for the three-month period ending March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
	(in Thousands)
Service cost	$1,960	$1,971
Interest cost	2,569	2,430
Expected return on plan assets	(3,388)	(3,046)
Amortization of prior service cost	8	11
Amortization of net loss	830	859

Net periodic benefit cost	$1,979	$2,225

     The Company did not make any contributions to the defined benefit pension plan for the three months ended March 31, 2006. For the remainder of 2006, the Company anticipates contributing amounts to the defined benefit pension plan sufficient to satisfy minimum funding requirements of the Employee Retirement Income Security Act of 1974.
NOTE 15 – Recently Issued Accounting Standards
Consolidation of Variable Interest Entities
     In January 2003, the Financial Accounting Standards Board (“FASB”) completed its redeliberations of the project related to the consolidation of variable interest entities which culminated in the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. The Company adopted the provisions of FIN 46R on December 31, 2003. The Company’s securitization structure, as of March 31, 2006, met QSPE standards, and therefore, was not affected by the adoption of FIN 46 or FIN 46R.
     Additionally, in August 2005, the FASB issued a proposed amendment to SFAS 140, which would amend the requirements for QSPE status. Sunbelt, the Company sponsored asset-backed commercial paper conduit, would no longer meet QSPE requirements if the proposed amendment was finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue to receive off-balance sheet treatment.
Accounting for Certain Loans or Debt Securities Acquired in a Transfer
     In December 2003, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. The initial adoption of this standard did not have an impact on the financial condition or the results of operations of the Company. With respect to the

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
acquisition of TexasBank, there were 13 loans, with a principal balance of $12 million, which fell within the scope of this SOP and are being accounted for under its provisions.
Share-Based Payments
     In December 2004, the FASB issued SFAS 123R, Share-Based Payments, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of SFAS 123R were initially effective for all share-based awards granted after July 1, 2005, and to share-based awards modified, repurchased, or cancelled after that date. However, in April 2005, the SEC amended this requirement allowing companies to adopt the standard at the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, on January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective approach. As a result of the adoption, share-based awards expense incurred subsequent to January 1, 2006, is included in the Company’s Consolidated Statements of Income. The initial adoption of this standard did not have a material impact on the results of operations of the Company, resulting in the recognition of approximately $607,000 of compensation expense related to stock options for the three months ended March 31, 2006.
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
Accounting for Certain Hybrid Financial Instruments
     In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. SFAS 155 amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, FAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.
Accounting for Servicing of Financial Assets
     In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS 156 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the initial recognition and subsequent accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early adoption allowed. The Company chose to adopt this Statement in the first quarter of 2006. The initial adoption of this standard did not have a material impact on the financial condition or the results of operations of the Company.

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
     A variety of factors may affect the operations, performance, business strategy and results of the Company including, but not limited to: financial market volatility including the level of interest rates and effects of such interest rates on derivative contracts; the strength of the US economy in general and the strength of the local economies in which Compass operates may be different than expected resulting in deteriorating credit quality, a reduced demand for credit or a weakened ability to generate deposits; the impact of changes in laws and regulations governing the financial services industry; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; technological changes; unfavorable judicial or regulatory proceedings or rulings; the impact of changes in accounting principles and practices; actions and initiatives by current and potential competitors; the ability to retain key personnel; the failure of assumptions underlying the establishment of reserves for loan losses; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; and our ability to integrate successfully the operations of any acquisitions we may make, including the retention of key personnel.
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
Overview
     The Company had net income of $107.9 million for the three months ended March 31, 2006, a 16 percent increase over the $93.0 million earned during the three months ended March 31, 2005. For the same time period, diluted earnings per share increased 15 percent to $0.85 from $0.74 earned in the prior year.
     On March 24, 2006, the Company completed the acquisition of TexasBanc Holding Co., the parent company of TexasBank. TexasBank, a Fort Worth-based bank with approximately $1.7 billion in assets, was the largest independent commercial bank headquartered in Fort Worth with 22 banking centers. The TexasBank acquisition further enhances the Company’s geographic position and expands the Company’s operations within its existing Texas footprint.
     The Company operates 409 full-service banking centers including 162 in Texas, 90 in Alabama, 73 in Arizona, 42 in Florida, 32 in Colorado and 10 in New Mexico.
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
     Net interest income for the three months ended March 31, 2006, increased to $261.4 million from $232.5 million for the three months ended March 31, 2005, as interest income increased $102.5 million and interest expense increased $73.6 million. The increase in interest income was due to a $2.4 billion increase in average earning assets and a 100 basis point increase in the average yield on earning assets from 5.39 percent to 6.39 percent. The increase in average earning assets from the first quarter of 2005 was driven primarily by an increase of $2.7 billion in average loans, offset partially by a decrease of $352 million of investment securities, including investment securities held to maturity and available for sale. The increase in average loans was due to continued strong loan production throughout all of the Company’s major markets. The majority of the decrease in investment securities was due to the Company choosing to use some of the cash flows from the securities portfolio to fund loan growth and a modest repositioning of the available for sale portfolio in conjunction with the acquisition of TexasBank. The 63 percent increase in interest expense over the first quarter of 2005 was primarily the result of a 117 basis point increase in the average rate paid on interest bearing liabilities coupled with a $1.6 billion increase in average interest bearing liabilities. The increase in total interest bearing liabilities was driven by an increase of $2.4 billion in average interest bearing deposits, partially offset by a decrease of $927 million in federal funds purchased and securities sold under agreements to repurchase.
     Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin increased to 3.70 percent for the first quarter of 2006, compared to 3.59 percent for the first quarter of 2005. This increase was caused by changes in the rates and volume of earning assets and the corresponding funding sources noted previously. The Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by three basis points in both the first quarter of 2006 and 2005.
     The following table presents the actual and projected impact of the Company’s derivatives held for hedging purposes on net interest margin by quarter for fiscal years 2005 and 2006, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The derivatives included in the table below are both cash flow hedges and fair value hedges, including terminated cash flow hedges. The table assumes interest rates remain at March 31, 2006 levels.

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	Actual	Actual	Actual	Actual	Total
	(in Thousands)
Hedging derivatives positive impact to net interest margin	$2,167	$2,394	$1,684	$1,013	$7,258

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	Total
	Actual	Projected*	Projected*	Projected*	Projected*
	(in Thousands)
Hedging derivatives positive impact to net interest margin	$2,010	$2,261	$2,457	$2,422	$9,150

*	Projected impact based on March 31, 2006 interest rates.

     Derivative instruments are subject to market risk. While the Company does have trading derivatives to facilitate customer transactions and manage the Company’s interest rate exposure, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date and the receive or pay fixed coupon rate for derivative instruments used for hedging activities as of March 31, 2006, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The maturity date used in the table below is the first call date, when applicable. See Note 9 — Derivatives, Hedging and Off-Balance Sheet Activities, in the Notes to Consolidated Financial Statements, for further information about the Company’s use of derivatives and the fair value of those instruments.

	April 1, 2006
	through
	December 31,	For the Year Ended December 31,
	2006	2007	2008	Thereafter
	($ in Thousands)
Non-trading interest rate contracts
Cash Flow Hedges
Notional maturity	$400,000	$—	$500,000	$—
Weighted average coupon received on maturities	3.42%	—%	4.88%	—%
Weighted average time to maturity (months)	3	—	22	—

Fair Value Hedges
Notional maturity	$82,000	$323,500	$—	$916,245
Weighted average coupon received on maturities	4.63%	7.55%	—%	5.96%
Weighted average time to maturity (months)	3	11	—	144
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
     The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three month period ended March 31, 2006, as compared to the same period in 2005 (in thousands):

	Three Months Ended
	March 31, 2006
	Change
	2005
	to	Attributed to
	2006	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$316	$114	$132	$70
Trading account assets	71	74	(2)	(1)
Investment securities available for sale	5,205	1,448	3,643	114
Investment securities held to maturity	(6,292)	(5,952)	(416)	76
Loans	103,186	38,809	56,275	8,102

Increase in interest income	$102,486	$34,493	$59,632	$8,361

Interest expense:
Deposits	$49,839	$15,255	$30,049	$4,535
Federal funds purchased and securities sold under agreements to repurchase	11,085	(5,602)	21,226	(4,539)
Other short-term borrowings	3,969	1,134	905	1,930
FHLB and other borrowings*	8,665	(819)	9,682	(198)

Increase (decrease) in interest expense	$73,558	$9,968	$61,862	$1,728

*	Includes Capital Securities and Preferred Stock

Noninterest Income and Noninterest Expense
     During the first quarter of 2006, noninterest income increased $15.4 million, or 10 percent, to $165.3 million, from the $150.0 million earned in the first quarter of 2005. Noninterest income increased $15.5 million, or 10 percent, from the prior period, excluding: a gain on prepayment of FHLB advances of $14.9 million and a loss of $14.8 million on the sale of investment securities available for sale in the first quarter of 2006; and trading losses and settlements on economic hedge swaps of $4.6 million and a $4.8 million gain on sale of business in the first quarter of 2005. The increase in noninterest income is primarily attributed to a $9.5 million increase in service charges on deposit accounts, a $4.4 million increase in card and merchant processing fees, and a $1.9 million increase in insurance commissions, offset partially by a decrease of $3.4 million in other income. The increase in service charges on deposit accounts was driven primarily by the Company’s continued emphasis on the growth of low cost personal and small business accounts which resulted in increases in the number of accounts and outstanding balances. The increase in card and merchant processing fees is also a direct result of the Company’s efforts to increase its outstanding deposit base, resulting in an increase in the number of debit cards outstanding and an increase in the debit card use by the Company’s customers. The increase in insurance commissions was the result of continued expansion of the property and casualty business throughout the Company’s franchise through internal growth.
     Noninterest expense, for the quarter ended March 31, 2006, increased $22.5 million, or 10 percent, compared to the first quarter of 2005. The increase in noninterest expense is primarily attributed to a $14.7 million increase in salaries, benefits and commissions and a $2.4 million increase in merger and integration expense. The increase in salaries, benefits and commissions was from additional compensation paid as a result of loan production, deposit generation and fee income growth, as well as the prospective adoption of SFAS 123R on January 1, 2006. The increase in merger and integration expense was due exclusively to the acquisition of TexasBank.
Income Taxes
     Income tax expense totaled $56.2 million and $46.4 million for the first quarter of 2006 and 2005, respectively. The effective tax rate for the quarter ended March 31, 2006 was 34.3 percent compared to 33.3 percent for the same period in 2005. The increases in the income tax expense and the effective tax rate were driven primarily by an increase in the Company’s net income before income tax expense.
Provision and Allowance for Loan Losses
     The provision for loan losses for the three-month period ended March 31, 2006 decreased $3.2 million from the same period in 2005. The allowance for loan losses and the corresponding provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and existing economic conditions. Additionally, on March 31, 2005 the Company transferred $12 million of allowance for loan losses related to unfunded commitments, letters of credit and fees to other liabilities. The allowance for loan losses at March 31, 2006, was $282 million and at December 31, 2005, was $267 million. The ratio of the allowance for loan losses to loans outstanding was 1.21 percent at March 31, 2006 and 1.25 percent at December 31, 2005. Management believes that the allowance for loan losses at March 31, 2006 is adequate.
Credit – Nonperforming Assets and Past Due Loans
     Stated as a percentage of total loans and other real estate owned, nonperforming assets at March 31, 2006, were 0.30 percent, compared to 0.28 percent at December 31, 2005. At March 31, 2006, the allowance for loan losses as a percentage of nonperforming loans was 479 percent, compared to 553 percent at December 31, 2005. The allowance for loan losses as a percentage of nonperforming assets was 403 percent at March 31, 2006, compared to 447 percent at December 31, 2005.
     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, and other real estate, increased $10 million from $60 million at December 31, 2005 to $70 million at March 31, 2006. The majority of the increase in nonperforming assets related to the acquisition of TexasBank. Loans past due ninety days or more but still accruing interest were $16 million at March 31, 2006, compared to $15 million at December 31, 2005.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Allowance for Loan Losses
Balance at beginning of period	$267,173	$258,339
Add: Provision charged to income	17,112	20,273
Allowance for loans acquired	15,258	—
Deduct: Allowance transferred to other liabilities	—	12,189
Loans charged off	25,141	28,506
Loan recoveries	(8,055)	(8,648)

Net charge-offs	17,086	19,858

Balance at end of period	$282,457	$246,565

Net charge-offs as a percentage of average loans (annualized)	0.32%	0.42%

	March 31, 2006	December 31, 2005
Nonperforming Assets
Nonaccrual loans	$55,716	$47,578
Renegotiated loans	3,286	698

Total nonperforming loans	59,002	48,276
Other real estate, net	11,155	11,510

Total nonperforming assets	$70,157	$59,786

Accruing loans ninety days or more past due	$16,080	$14,539
Other repossessed assets	599	763
Allowance as a percentage of loans	1.21%	1.25%
Total nonperforming loans as a percentage of loans	0.25	0.23
Total nonperforming assets as a percentage of loans and ORE	0.30	0.28
Accruing loans ninety days or more past due as a percentage of loans	0.07	0.07
Allowance for loan losses as a percentage of nonperforming loans	478.72	553.43
Allowance for loan losses as a percentage of nonperforming assets	402.61	446.88

Financial Condition
Overview
     Total assets at March 31, 2006 were $32.8 billion, up from $30.8 billion at December 31, 2005. The increase in assets was due primarily to internal loan growth and the acquisition of TexasBank.
Assets and Funding
     At March 31, 2006, earning assets totaled $30.0 billion, an increase of approximately $1.6 million from the $28.4 billion in earning assets at December 31, 2005. The mix of earning assets shifted slightly with total investment securities and loans comprising 22 percent and 78 percent, respectively, of total earning assets at March 31, 2006, while at December 31, 2005 total investment securities and loans were 24 percent and 75 percent, respectively, of earning assets. The $1.9 billion growth in loans was funded by a $1.7 billion increase in deposits and a $404 million decrease in investment securities, including both investment securities held to maturity and available for sale. The increase in deposits is due to the Company’s continued emphasis on funding earning asset growth through internal deposit generation. The decrease in investment securities, including both investment securities held to maturity and available for sale, came as a result of a modest repositioning of the Company’s balance sheet in connection with the acquisition of TexasBank. For more information on the acquisition of TexasBank see Note 2, Business Combinations and Divestitures, in the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
     Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At March 31, 2006, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $341 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. Additionally, during the quarter, Compass Bank enhanced its liquidity position by issuing approximately $275 million of 20 year subordinated bank notes. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.
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
     The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong, as the ratio of total shareholders’ equity to total assets at March 31, 2006 was 7.80 percent compared to 7.26 percent at December 31, 2005. Shareholders’ equity increased during the first three months of 2006 primarily due to the issuance of treasury stock in connection with the acquisition of TexasBank and an increase in retained earnings.

     In 2003, the Company announced that its Board of Directors authorized a share repurchase program allowing for the purchase of 3.3 percent or approximately 4.1 million shares of the Company’s outstanding common stock. Through March 31, 2006, 1.0 million shares had been repurchased under the program at a cost of $51.4 million. At March 31, 2006, approximately 3.1 million shares remained available for repurchase under the program. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors. Since December 31, 2005, approximately 5.0 million shares have been issued from treasury stock at a cost of $182.7 million. Of this amount, approximately 4.9 million shares were issued, at a cost of $178.5 million, in connection with the acquisition of TexasBank. The remainder of the shares issued from treasury stock relate to employee benefit plans and other acquisitions.
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
     Tier I Capital and Total Qualifying Capital as of March 31, 2006 exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at March 31, 2006 were 7.99 percent and 11.53 percent, respectively, compared to 8.74 percent and 11.48 percent at December 31, 2005. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments, disallowed credit-enhancing interest-only strips, period-end goodwill, and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 7.54 percent at March 31, 2006 and 7.70 percent at December 31, 2005. The Company’s tangible leverage ratio was 7.51 percent at March 31, 2006 compared to 7.67 percent at December 31, 2005.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
     Market risk includes credit risk, liquidity risk and interest rate risk. For a discussion of credit risk, see Credit – Nonperforming Assets and Past Due Loans. For a discussion of liquidity risk, see Liquidity and Capital Resources. See below for a discussion of interest rate risk sensitivity.
     The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described in the annual report on Form 10-K for the period ended December 31, 2005. Net interest income sensitivities, given a gradual and sustained parallel interest rate shift over a one-year time horizon, using yield curves current as of March 31, 2006 and December 31, 2005, respectively, are shown in the table below.

	Principal	Percentage
	Amount of Earning	Increase/(Decrease)
	Assets, Interest	in Interest Income/Expense
	Bearing Liabilities	Down 100	Up 100
	and Swaps	Basis Points	Basis Points
	(in Thousands)
	(Unaudited)
March 31, 2006:
Assets which reprice in: *
One year or less	$16,195,640	(6.61)%	6.71%
Over one year	13,787,648	(1.51)	1.19

	$29,983,288	(4.58)	4.51

Liabilities which reprice in:
One year or less	$18,392,358	(9.77)%	12.84%
Over one year	4,696,216	(1.49)	1.63

	$23,088,574	(7.36)	9.58

Total net interest income sensitivity		(2.44)%	0.62%

December 31, 2005:
Assets which reprice in: *
One year or less	$14,557,658	(7.48)%	7.59%
Over one year	13,839,052	(2.16)	1.46

	$28,396,710	(5.19)	4.96

Liabilities which reprice in:
One year or less	$17,488,014	(11.64)%	15.11%
Over one year	4,665,004	(0.82)	2.17

	$22,153,018	(8.24)	11.04

Total net interest income sensitivity		(3.01)%	0.59%

*	Excludes noninterest earning trading account assets
     As shown in the table above, the Company’s balance sheet remained relatively stable to both rising and falling interest rates as compared to the same information at December 31, 2005. This stability was the result of decreases in the sensitivity on both the asset and liability sides of the balance sheet. The decrease in sensitivity on the asset side of the balance sheet was due in large part to less prepayment volatility in the current interest rate environment. The decrease in sensitivity on the liability side of the balance sheet was a result of the growth in non-term deposits, thereby reducing the Company’s need for other higher interest-bearing funding sources.

Item 4 – Controls and Procedures
     The management of the Company is responsible for periodically evaluating the Company’s disclosure controls and procedures, which are defined under applicable Securities and Exchange Commission (“SEC”) regulations as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC is recorded, processed, summarized, and reported on a timely basis.
     As of March 31, 2006, the Company’s management, with the participation of its Chairman and Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of the changes in internal control over financial reporting as of March 31, 2006, the Company’s management excluded the evaluation of the disclosure controls and procedures of TexasBanc Holding Co., the parent company of TexasBank, which was acquired by the Company on March 24, 2006.

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
Item 1A – Risk Factors
     There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the period ended December 31, 2005 in response to Item 1A. to Part 1 of Form 10-K.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased
	Shares Purchased (1)	Paid Per Share	Announced Program (2)	Under the Program (2)
January 1, 2006 — January 31, 2006	—	$—	—	3,088,600
February 1, 2006 — February 28, 2006	51,746	49.56	—	3,088,600
March 1, 2006 — March 31, 2006	8,313	50.98	—	3,088,600

Total	60,059	$49.76	—

(1)	This column includes (a) purchases of the Company’s common stock under the Company’s publicly announced share repurchase program described in (2) below and (b) the surrender to the Company by plan participants of shares of common stock to satisfy the exercise price and tax withholdings related to the exercise of employee stock options and restricted stock during the period indicated.

(2)	In 2003, the Company announced that its Board of Directors authorized management to purchase approximately 4.1 million shares of the Company’s outstanding common stock.
Item 5 – Other Information
     On March 16, 2006, Compass Bank, the lead bank subsidiary of Compass Bancshares, Inc., issued $275 million in aggregate principal amount of 5.90% Subordinated Bank Notes (“Sub Bank Notes”). The Sub Bank Notes were issued to purchasers at a price of 99.67%, resulting in proceeds to Compass Bank, after dealer discounts and other costs, of $272 million. Interest on the Sub Bank Notes accrues at a fixed rate of 5.90% per year, payable semi-annually, and the Sub Bank Notes mature on April 1, 2026. The Sub Bank Notes are not subject to redemption or repayment at the option of Compass Bank or the holder prior to maturity. Payment of the principal on the Sub Bank Notes may be accelerated only in the case of certain events involving insolvency, reorganization or the appointment of a receiver or similar official for Compass Bank.
     The Sub Bank Notes were issued as part of a program established on March 13, 2006 under which Compass Bank may offer from time to time up to $2.0 billion aggregate principal amount outstanding at any one time of senior and subordinated bank notes with maturities of seven days or more in the case of senior bank notes and maturities of five years or more in the case of subordinated bank notes. The terms of the bank notes issued under the program, including maturities, interest rates (if any) and redemption terms (if any), may vary. None of the bank notes issued under the program are guaranteed by Compass Bancshares, Inc. or any other affiliate of Compass Bank. The bank notes will be issued, and the terms of the bank notes will be established, from time to time pursuant to an Issuing and Paying Agency Agreement, dated as of March 13, 2006, between Compass Bank, as issuer, and Compass Bank, as issuing and paying agent. Under the program, the bank notes may be sold through specified agents, to such agents for resale, or by Compass Bank directly pursuant to a Distribution Agreement, dated March 13, 2006, among Compass Bank and Compass Bancshares, Inc. and Citigroup Global Markets Inc., Keefe, Bruyette & Woods, Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Sandler O’Neill & Partners, L.P. as agents. Although no termination date for the program has been established, the program can be terminated as to any agent by Compass Bank or by such agent at any time.
     With the issuance of Sub Bank Notes, the cumulative balance of outstanding notes under the program is $275 million.
     The Distribution Agreement and Issuing and Paying Agency Agreement are attached hereto as Exhibits 10.ae and 10.af and incorporated herein by reference.
     Certain of the agents and their affiliates may be customers of, including borrowers from, engage in transactions with and perform services for, Compass Bank, Compass Bancshares, Inc. or their affiliates in the ordinary course of business.
Item 6 – Exhibits
(3)	Articles of Incorporation and By-Laws of Compass Bancshares, Inc.
(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3(a) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998 with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-46086, filed with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1.2 to Compass Bancshares, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33-10797, filed with the Commission)

(d)	Certificate of Amendment, dated September 16, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5(1) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-55899, filed with the Commission)

(e)	Certificate of Amendment, dated November 3, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3(d) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 33-51919, filed with the Commission)

(f)	Certificate of Amendment, dated May 15, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (filed as exhibit 4.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-60725, filed with the Commission)

(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 4.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission)

(h)	Bylaws of Compass Bancshares, Inc. (Amended and Restated as of March 15, 1982) (incorporated by reference to Exhibit 3(f) to Compass Bancshares, Inc.’s December 31, 1997 Form 10-K, file number 000-06032, filed March 23, 1998 with the Commission)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
(a)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Senior Trustee (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)

Exhibits — continued
(b)	Form of Indenture between Compass Bancshares, Inc. (formerly Central Bancshares of the South, Inc.) and JPMorgan Chase Bank (formerly Chemical Bank), as Subordinated Trustee (incorporated by reference to Exhibit 4(f) to Compass Bancshares, Inc.’s Registration Statement on Form S-3, Registration No. 33-61018, filed with the Commission)
(10)	Material Contracts
(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996 with the Commission) *

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999 with the Commission) *

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(e)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(f)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-15373, filed November 1, 1996 with the Commission) *

(g)	Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(h)	First Amendment to Employment Agreement, dated March 31, 1997, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(i)	First Amendment to Employment Agreement, dated April 14, 1997, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(j)	First Amendment to Employment Agreement, dated April 18, 1997, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(l)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(m)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

Exhibits — continued
(n)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(o)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(o) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(p)	Compass Bancshares, Inc., Employee Stock Ownership Benefit Restoration Plan, as amended and restated as of January 1, 2003. *

(q)	Compass Bancshares, Inc., Supplemental Retirement Plan, dated May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission) *

(r)	Deferred Compensation Plan for Compass Bancshares, Inc., as amended and restated as of December 1, 2003. *

(s)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, dated May 1, 1997. (Amended and Restated as of February 27, 2000) (incorporated by reference to Exhibit 10(n) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(t)	Amendment Number One to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated April 26, 2000 (incorporated by reference to Exhibit 10(q) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file 000-06032, filed March 11, 2002 with the Commission) *

(u)	Amendment Number Two to the Compass Bancshares, Inc., Special Supplemental Retirement Plan, dated February 9, 2001 (incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(v)	Compass Bancshares, Inc., Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission) *

(w)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission) *

(x)	Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(y)	Form of Amendment Number One to the Performance Contingent Restricted Stock Award Agreement (incorporated by reference to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed October 21, 2005 with the Commission) *

(z)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(aa)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(ab)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(ac)	Executive Officer Compensation Arrangements (incorporated by reference to Exhibit 10(y) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission) *

Exhibits — continued
(ad)	Form of Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(cc) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission) *

(ae)	Distribution Agreement, dated March 13, 2006, among Compass Bank and Compass Bacshares, inc., and Citigroup Global Markets Inc., Keefe, Bruyette & Woods, Inc. Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Sandler O’Neill & Partners, L.P. as agents

(af)	Issuing and Paying Agency Agreement, dated March 13, 2006, between Compass Bank, as issuer, and Compass Bank, as issuing and paying agent

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

May 8, 2005 Date	By:	/s/ Garrett R. Hegel Garrett R. Hegel
Chief Financial Officer