Form 10-Q
period 2006-06-30
COMPASS BANCSHARES INC
filed 2006-08-08
CIK 18568

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☑              Accelerated filer ☐              Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock, $2 Par Value	129,391,435

1

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1 — Financial Statements
COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$757,579	$805,556
Federal funds sold and securities purchased under agreements to resell	97,740	46,393
Trading account assets	103,835	76,559
Investment securities available for sale	4,282,890	4,704,375
Investment securities held to maturity (fair value of $2,054,478 and $2,212,273 for 2006 and 2005, respectively)	2,131,900	2,245,942
Loans	24,232,115	21,372,215
Allowance for loan losses	(289,143)	(267,173)

Net loans	23,942,972	21,105,042
Premises and equipment, net	592,016	547,195
Bank owned life insurance	465,030	441,226
Goodwill	674,801	316,197
Other assets	564,729	509,747

Total assets	$33,613,492	$30,798,232

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$6,663,451	$6,097,881
Interest bearing	16,173,808	14,286,234

Total deposits	22,837,259	20,384,115
Federal funds purchased and securities sold under agreements to repurchase	2,674,350	3,102,572
Other short-term borrowings	1,430,804	652,750
FHLB and other borrowings	3,657,912	4,111,462
Accrued expenses and other liabilities	407,655	311,304

Total liabilities	31,007,980	28,562,203

Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; issued — none)	—	—
Common stock of $2 par value:
Authorized — 300,000,000 shares
Issued — 134,849,730 shares in 2006 and 133,950,243 shares in 2005	269,699	267,900
Treasury stock, at cost (5,529,858 shares in 2006 and 10,411,684 shares in 2005)	(202,422)	(377,327)
Surplus	389,110	300,375
Retained earnings	2,244,841	2,121,310
Accumulated other comprehensive loss	(93,829)	(63,156)
Loans to finance stock purchases	(1,887)	(1,262)
Unearned restricted stock	—	(11,811)

Total shareholders’ equity	2,605,512	2,236,029

Total liabilities and shareholders’ equity	$33,613,492	$30,798,232

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$433,252	$293,740	$805,632	$563,023
Interest on investment securities available for sale	51,199	45,701	102,364	91,862
Interest on investment securities held to maturity	25,973	30,132	51,854	62,255
Interest on federal funds sold and securities purchased under agreements to resell	744	416	1,273	629
Interest on trading account assets	295	183	538	355

Total interest income	511,463	370,172	961,661	718,124
Interest expense:
Interest on deposits	126,418	59,097	225,719	108,559
Interest on federal funds purchased and securities sold under agreements to repurchase	35,588	29,500	72,865	55,692
Interest on other short-term borrowings	10,757	972	15,258	1,504
Interest on FHLB and other borrowings	51,018	44,133	99,876	84,326

Total interest expense	223,781	133,702	413,718	250,081

Net interest income	287,682	236,470	547,943	468,043
Provision for loan losses	27,322	27,800	44,434	48,073

Net interest income after provision for loan losses	260,360	208,670	503,509	419,970
Noninterest income:
Service charges on deposit accounts	82,317	78,927	154,485	141,576
Card and merchant processing fees	28,673	24,274	54,380	45,604
Insurance commissions	15,477	15,570	33,081	31,294
Retail investment sales	10,904	8,448	20,324	17,229
Asset management fees	8,408	6,646	16,156	13,707
Corporate and correspondent investment sales	5,607	5,234	10,836	9,354
Bank owned life insurance	5,191	4,216	10,094	8,456
Gain on prepayment of FHLB advances	—	—	14,893	—
Investment securities (losses) gains, net	(51)	79	(14,889)	79
Gain on sale of business	—	—	—	4,791
Trading gains and settlements on economic hedge swaps	—	9,414	—	4,818
Other	24,840	22,623	47,350	48,488

Total noninterest income	181,366	175,431	346,710	325,396
Noninterest expense:
Salaries, benefits and commissions	144,309	118,762	280,319	240,106
Equipment	22,586	20,170	44,133	40,229
Net occupancy	18,616	16,833	35,833	33,485
Professional services	15,896	15,154	30,800	29,234
Marketing	14,235	11,476	26,499	23,361
Communications	6,151	5,447	11,773	10,923
Amortization of intangibles	3,548	1,588	5,038	3,115
Merger and integration	5,223	235	7,849	469
Other	35,286	32,930	67,976	63,545

Total noninterest expense	265,850	222,595	510,220	444,467

Net income before income tax expense	175,876	161,506	339,999	300,899
Income tax expense	60,505	55,518	116,719	101,927

Net income	$115,371	$105,988	$223,280	$198,972

Basic earnings per share	$0.90	$0.86	$1.77	$1.61
Basic weighted average shares outstanding	128,690	123,617	126,201	123,452
Diluted earnings per share	$0.88	$0.83	$1.73	$1.57
Diluted weighted average shares outstanding	131,395	126,212	128,923	126,407
Dividends declared per share	$0.39	$0.35	$0.78	$0.70
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity
For the Six Months Ended June 30, 2006 and 2005
(In Thousands)
(Unaudited)

					Accumulated
					Other		Total
	Common	Treasury		Retained	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Other	Equity	Income
Balance, January 1, 2005	$265,806	$(333,351)	$264,400	$1,894,546	$(23,376)	$(11,680)	$2,056,345

Net income	—	—	—	198,972	—	—	198,972	$198,972
Net change in unrealized losses on securities available for sale, net of tax	—	—	—	—	(10,031)	—	(10,031)	(10,031)
Net change in accumulated losses on cash-flow hedging instruments, net of tax	—	—	—	—	1,298	—	1,298	1,298

Comprehensive income								$190,239

Common dividends declared ($0.70 per share)	—	—	—	(86,754)	—	—	(86,754)
Exercise of stock options and other issuances	911	—	9,417	(1,047)	—	—	9,281
Issuances of restricted stock, net of cancellations	237	—	4,310	—	—	(4,547)	—
Repayments on loans to finance stock purchases, net of advances	—	—	—	—	—	47	47
Issuance of treasury stock for acquisitions, stock options and employee benefit plans	—	14,502	3,627	—	—	—	18,129
Amortization of restricted stock	—	—	—	—	—	1,712	1,712
Purchase of treasury stock	—	(1,786)	—	—	—	—	(1,786)

Balance, June 30, 2005	$266,954	$(320,635)	$281,754	$2,005,717	$(32,109)	$(14,468)	$2,187,213

Balance, January 1, 2006	$267,900	$(377,327)	$300,375	$2,121,310	$(63,156)	$(13,073)	$2,236,029

Adoption of SFAS No. 123R	—	—	(11,811)	—	—	11,811	—
Net income	—	—	—	223,280	—	—	223,280	$223,280
Net change in unrealized losses on securities available for sale, net of tax	—	—	—	—	(28,177)	—	(28,177)	(28,177)
Net change in accumulated losses on cash- flow hedging instruments, net of tax	—	—	—	—	(2,444)	—	(2,444)	(2,444)
Net change in additional minimum pension liability, net of tax	—	—	—	—	(52)	—	(52)	(52)

Comprehensive income								$192,607

Common dividends declared ($0.78 per share)	—	—	—	(98,660)	—	—	(98,660)
Exercise of stock options and other issuances	1,448	—	18,065	(1,089)	—	—	18,424
Issuances of restricted stock, net of cancellations	351	—	(351)	—	—	—	—
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(625)	(625)
Issuance of treasury stock for acquisitions and stock options	—	184,461	77,306	—	—	—	261,767
Amortization of restricted stock and stock option grants	—	—	5,526	—	—	—	5,526
Purchase of treasury stock	—	(9,556)	—	—	—	—	(9,556)

Balance, June 30, 2006	$269,699	$(202,422)	$389,110	$2,244,841	$(93,829)	$(1,887)	$2,605,512

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating Activities:
Net income	$223,280	$198,972
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	49,693	52,650
Amortization of stock-based compensation	5,526	1,712
Accretion of discount and loan fees	(6,280)	(4,334)
Provision for loan losses	44,434	48,073
Net change in trading account assets	(26,885)	(5,665)
Investment securities losses (gains), net	14,889	(79)
Gain on prepayment of FHLB advances	(14,893)	—
Gain on sale of business	—	(4,791)
Increase in other assets	(27,706)	(46,441)
Increase in accrued expenses and other liabilities	30,048	44,272

Net cash provided by operating activities	292,106	284,369

Investing Activities:
Proceeds from prepayments, maturities and calls of investment securities held to maturity	188,828	266,458
Purchases of investment securities held to maturity	(10,193)	(5,000)
Proceeds from sales of investment securities available for sale	782,334	48,627
Proceeds from prepayments, maturities and calls of investment securities available for sale	460,684	325,842
Purchases of investment securities available for sale	(800,787)	(595,459)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(26,459)	5,875
Net increase in loan portfolio	(1,503,992)	(1,242,444)
Net cash paid in acquisitions	(190,071)	(202)
Net cash received in sale of business	—	4,726
Purchases of premises and equipment, net	(39,486)	(41,482)
Proceeds from sales of other real estate owned	6,210	9,805

Net cash used by investing activities	(1,132,932)	(1,223,254)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	711,685	42,921
Net increase in time deposits	268,805	1,131,183
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(449,100)	(11,293)
Net increase (decrease) in other short-term borrowings	775,366	(15,753)
Proceeds from FHLB advances and other borrowings	1,071,441	396,902
Repayment of FHLB advances and other borrowings	(1,504,082)	(400,274)
Common dividends paid	(98,958)	(122,266)
Purchase of treasury stock	(1,720)	(1,786)
Issuance of treasury stock for benefit plans and stock options	1,613	4,420
Repayment of loans to finance stock purchases	370	350
Proceeds from exercise of stock options	17,429	8,978

Net cash provided by financing activities	792,849	1,033,382

Net (decrease) increase in cash and due from banks	(47,977)	94,497
Cash and due from banks at beginning of period	805,556	585,679

Cash and due from banks at end of period	$757,579	$680,176

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$6,780	$4,749
Loans to facilitate the sale of other real estate owned	375	150
Loans to finance stock purchases	995	303
Change in unrealized loss on available for sale investment securities	(39,530)	(14,063)
Issuance of restricted stock, net of cancellations	11,681	4,547
Treasury stock exchanged for acquisition earnouts	6,269	5,840
Treasury stock purchased for deferred compensation plan	7,943	—
Allowance transferred to other liabilities	—	12,189
Business combinations and divestitures:
Common stock issued	253,992	7,869
Assets acquired	2,012,632	8,092
Liabilities assumed	1,568,569	21
Assets sold	—	13
Liabilities sold	—	78
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
Critical Accounting Policies
     The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles in the United States and with general practices within the financial services industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) derivative instruments, (3) consolidation, (4) income taxes and (5) goodwill calculation and impairment. These critical accounting policies require the use of estimates, assumptions and judgments, which are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.
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
     Consolidation: The Company utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. Because these financing arrangements are made with separate legal entities, which qualify for special accounting treatment, they are not consolidated in the Company’s Consolidated Balance Sheets. The Company evaluates whether these entities should be consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
entity is a Qualifying Special Purpose Entity (“QSPE”) as defined in the Statement of Financial Accounting Standards (“SFAS”) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For nonconsolidation, SFAS 140 requires the financing entity to be legally isolated, bankruptcy remote and beyond the control of the seller. Management believes these financing entities which qualify as QSPE’s fulfill the nonconsolidation requirements specified in SFAS 140.
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
Stock-Based Compensation
     The Company historically accounted for its long-term incentive compensation plans in accordance with the requirements specified in SFAS 123, Accounting for Stock-Based Compensation. As permitted under SFAS 123, the Company elected to apply Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic value method in accounting for share-based compensation plans. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123R, Share-Based Payments, which requires that all share-based awards to employees be recognized in the income statement based on their fair values. As a result, beginning on January 1, 2006, the expense associated with these share-based awards is included in the Company’s Consolidated Statements of Income. The adoption of SFAS 123R resulted in the recognition of $925,000 and $1.5 million in compensation expense related to stock options for the three and six months ended June 30, 2006, respectively.
     The following table discloses, for the three and six months ended June 30, 2005, the amount of share-based award expense the Company would have recognized had it adopted SFAS 123R retroactively (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income:
As reported	$105,988	$198,972
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax	2,124	4,042

Pro forma net income	$103,864	$194,930

Basic earnings per share:
As reported	$0.86	$1.61
Pro forma	0.84	1.58
Diluted earnings per share:
As reported	$0.83	$1.57
Pro forma	0.82	1.54
     The fair value of each share-based award is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards granted in 2005: dividend yield of 4.12 percent; expected volatility of 0.237; risk-free interest rate of 3.93 percent and an expected life of 5.4 years. The Company’s share-based awards granted in 2005 originally vested either entirely at the end of the third year after grant or 50 percent at the end of the first year and 25 percent at the end of each of the next two years. However, in the fourth

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
quarter of 2005, the Company accelerated the vesting provisions of the outstanding stock options of the Company, excluding options issued to senior management and certain options issued in connection with initial employment. The compensation expense related to the non-accelerated options will be recognized as compensation expense over the remaining vesting period. Options expire ten years after the date of grant.
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
     The purchase price was preliminarily allocated to the assets acquired and liabilities assumed. The following table summarizes the amounts assigned to each major asset and liability caption at the acquisition date (in thousands). The final allocation of the purchase price will be adjusted as the integration process continues and additional information becomes available. As of June 30, 2006, there were no significant changes to the initial allocated purchase price.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income	$511,463	$393,764	$989,085	$763,511
Interest expense	223,781	138,655	422,143	259,439

Net interest income	287,682	255,109	566,942	504,072
Provision for loan losses	27,322	28,566	44,950	49,578

Net interest income after provision for loan losses	260,360	226,543	521,992	454,494
Noninterest income	181,366	180,975	351,750	336,672
Noninterest expense	265,850	237,468	549,634	473,887

Net income before income tax expense	175,876	170,050	324,108	317,279
Income tax expense	60,505	58,515	112,351	107,669

Net income	$115,371	$111,535	$211,757	$209,610

Basic earnings per share	$0.90	$0.87	$1.65	$1.63

Diluted earnings per share	$0.88	$0.85	$1.61	$1.60

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
     Several of the Company’s acquisition agreements include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At June 30, 2006, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $10 million, primarily in the form of the Company’s common stock.
Divestitures
     During the first quarter of 2005, the Company completed the sale of a non-core business unit that specialized in the brokerage of oil and gas properties. A gain of $4.8 million was recognized on the sale and is included in noninterest income in the Consolidated Statements of Income for the six month period ended June 30, 2005.
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
     The Company owns all of the outstanding common stock of each of the three trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent Company (“Capital Securities”). These Capital Securities are the trusts’ only assets and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. In 2003, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trusts’ Trust Preferred Securities. The Capital Securities are included as FHLB and other borrowings in the Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     The Trust Preferred Securities must be redeemed when the related Capital Securities mature, or earlier, if provided in the governing indenture. Each issue of Trust Preferred Securities carries an interest rate identical to that of the related Capital Securities. The Trust Preferred Securities qualify as Tier I Capital, subject to regulatory limitations, under guidelines established by the Board of Governors of the Federal Reserve System (“Federal Reserve”).
     The subsidiary business trusts have the right to redeem their Trust Preferred Securities: (i) in whole or in part, on or after January 15, 2007 (for debentures owned by Compass Trust I), March 22, 2007 (for debentures owned by Compass Trust III) and July 23, 2009 (for debentures owned by TexasBanc Capital Trust I); and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event, a capital treatment event or certain other events (as defined in the offering circulars). If the Trust Preferred Securities issued by Compass Trust I, Compass Trust III or TexasBanc Capital Trust I are redeemed before they mature, the redemption price will be the principal amount, plus any premium, plus any accrued but unpaid interest. Any such redemption is subject to the prior approval of the Board of Governors of the Federal Reserve.
Class B Preferred Stock
     In December 2000, a subsidiary of the Parent Company issued $21 million of Class B Preferred Stock (“Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at both June 30, 2006 and December 31, 2005. The Preferred Stock qualifies as Tier I Capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
     The Preferred Stock is redeemable for cash, at the option of the subsidiary, in whole or in part, at any time on or after June 15, 2021. Prior to June 15, 2021, the Preferred Stock is not redeemable, except that prior to such date, the Preferred Stock may be redeemed for cash, at the option of the subsidiary, in whole but not in part, only upon the occurrence of certain tax or regulatory events. Any such redemption is subject to the prior approval of the Board of Governors of the Federal Reserve. The Preferred Stock is not redeemable at the option of the holders thereof at any time. The Preferred Stock is included as FHLB and other borrowings in the Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005.
     The Company’s Capital Securities and Preferred Stock are summarized below.

	Maturity	June 30,	December 31,
	Dates	2006	2005
		(in Thousands)
Capital Securities:
8.23% debentures payable to Compass Trust I *	2027	$103,093	$103,093
7.35% debentures payable to Compass Trust III *	2032	309,279	309,279
LIBOR plus 2.60% floating rate debentures payable to TexasBanc Capital Trust I *	2034	25,774	—
Fair value of and unamortized fees on hedged capital securities	2027, 2032	(8,903)	(1,969)
Class B Preferred Stock		18,112	18,077

Total Capital Securities and Preferred Stock		$447,355	$428,480

*	- Majority of amounts qualify for Tier I Capital
Subordinated Debentures
     On March 16, 2006, Compass Bank, the lead bank subsidiary of Compass Bancshares, Inc., issued $275 million in aggregate principal amount of 5.90% Subordinated Bank Notes. The Subordinated Bank notes are included in FHLB and other borrowings in the Consolidated Balance Sheet as of June 30, 2006.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 4 — Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In Thousands Except Per Share Data)
	(Unaudited)
BASIC EARNINGS PER SHARE:
Net income	$115,371	$105,988	$223,280	$198,972

Weighted average shares outstanding	128,690	123,617	126,201	123,452

Basic earnings per share	$0.90	$0.86	$1.77	$1.61

DILUTED EARNINGS PER SHARE:
Net income	$115,371	$105,988	$223,280	$198,972

Weighted average shares outstanding	128,690	123,617	126,201	123,452
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using the average market price for the period	2,705	2,595	2,722	2,955

Weighted average diluted shares outstanding	131,395	126,212	128,923	126,407

Diluted earnings per share	$0.88	$0.83	$1.73	$1.57

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
     The following table presents information for the Company’s segments as of and for the three and six months ended June 30, 2006 and 2005.
For the Three Months Ended June 30, 2006
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$121,033	$122,652	$15,675	$10,188	$18,134	$287,682
Noninterest income	36,914	127,632	10,994	7,480	(1,654)	181,366
Noninterest expense	59,501	130,226	13,106	5,265	57,752	265,850

Segment income (loss)	$98,446	$120,058	$13,563	$12,403	$(41,272)	203,198

Provision for loan losses						27,322

Net income before income tax expense						175,876
Income tax expense						60,505

Net income						$115,371

Balance Sheet
Average assets	$13,568,247	$9,053,516	$1,564,339	$7,085,335	$1,890,529	$33,161,966
Average loans	13,512,638	8,854,707	1,564,316	—	(105,944)	23,825,717
Average deposits	5,826,218	12,558,408	1,281,282	2,860,321	(7,656)	22,518,573

Period-end assets	$14,063,294	$9,244,660	$1,606,839	$7,097,747	$1,600,952	$33,613,492
Period-end loans	13,800,630	8,964,621	1,594,037	—	(127,173)	24,232,115
Period-end deposits	6,312,002	12,862,817	1,289,433	2,472,186	(99,179)	22,837,259
For the Three Months Ended June 30, 2005
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$94,306	$109,370	$13,521	$4,897	$14,376	$236,470
Noninterest income	35,176	115,630	9,442	16,816	(1,633)	175,431
Noninterest expense	49,026	108,363	11,529	4,893	48,784	222,595

Segment income (loss)	$80,456	$116,637	$11,434	$16,820	$(36,041)	189,306

Provision for loan losses						27,800

Net income before income tax expense						161,506
Income tax expense						55,518

Net income						$105,988

Balance Sheet
Average assets	$10,422,526	$8,342,378	$1,299,951	$7,699,153	$1,348,822	$29,112,830
Average loans	10,406,161	8,154,140	1,301,793	—	(269,949)	19,592,145
Average deposits	4,734,582	9,997,316	1,198,010	2,374,016	(22,390)	18,281,534

Period-end assets	$10,725,776	$8,685,138	$1,333,164	$7,738,348	$1,018,998	$29,501,424
Period-end loans	10,548,882	8,390,044	1,323,093	—	(211,897)	20,050,122
Period-end deposits	4,894,724	10,081,511	1,174,193	2,091,066	(24,428)	18,217,066

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$225,796	$239,084	$30,570	$21,401	$31,092	$547,943
Noninterest income	73,941	237,435	21,300	15,135	(1,101)	346,710
Noninterest expense	116,539	249,686	27,143	10,784	106,068	510,220

Segment income (loss)	$183,198	$226,833	$24,727	$25,752	$(76,077)	384,433

Provision for loan losses						44,434

Net income before income tax expense						339,999
Income tax expense						116,719

Net income						$223,280

Balance Sheet
Average assets	$12,641,144	$8,967,848	$1,526,303	$7,223,665	$1,686,233	$32,045,193
Average loans	12,591,792	8,771,884	1,526,223	—	(95,758)	22,794,141
Average deposits	5,360,682	11,965,583	1,263,869	2,849,627	14,079	21,453,840

Period-end assets	$14,063,294	$9,244,660	$1,606,839	$7,097,747	$1,600,952	$33,613,492
Period-end loans	13,800,630	8,964,621	1,594,037	—	(127,173)	24,232,115
Period-end deposits	6,312,002	12,862,817	1,289,433	2,472,186	(99,179)	22,837,259
For the Six Months Ended June 30, 2005
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$185,447	$214,931	$26,960	$12,499	$28,206	$468,043
Noninterest income	78,725	213,355	18,856	19,238	(4,778)	325,396
Noninterest expense	99,068	214,853	23,516	9,584	97,446	444,467

Segment income (loss)	$165,104	$213,433	$22,300	$22,153	$(74,018)	348,972

Provision for loan losses						48,073

Net income before income tax expense						300,899
Income tax expense						101,927

Net income						$198,972

Balance Sheet
Average assets	$10,286,621	$8,195,079	$1,297,654	$7,699,075	$1,339,664	$28,818,093
Average loans	10,278,848	8,010,729	1,299,466	—	(284,488)	19,304,555
Average deposits	4,741,099	9,843,285	1,202,670	2,157,049	(30,274)	17,913,829

Period-end assets	$10,725,776	$8,685,138	$1,333,164	$7,738,348	$1,018,998	$29,501,424
Period-end loans	10,548,882	8,390,044	1,323,093	—	(211,897)	20,050,122
Period-end deposits	4,894,724	10,081,511	1,174,193	2,091,066	(24,428)	18,217,066

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6 — Loans and Allowance for Loan Losses
     The following presents the composition of the loan portfolio at June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005
	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$4,527,826	$3,896,207
Real estate — construction	5,987,935	4,233,148
Commercial real estate — mortgage	4,166,562	4,080,164

Total commercial loans	14,682,323	12,209,519
Consumer loans:
Residential real estate — mortgage	2,239,651	1,916,951
Equity lines of credit	1,702,776	1,614,608
Equity loans	1,326,004	1,160,481
Credit card	521,104	523,148
Consumer — direct	507,616	423,278
Consumer — indirect	3,252,641	3,524,230

Total consumer loans	9,549,792	9,162,696

Total	$24,232,115	$21,372,215

     A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2006 and 2005 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(in Thousands)
Balance at beginning of period	$282,457	$246,565	$267,173	$258,339
Add: Provision charged to income	27,322	27,800	44,434	48,073
Allowance acquired (transferred)	(4,079)	—	11,179	(12,189)
Deduct: Net charge-offs (recoveries):
Commercial, financial and agricultural	3,628	2,522	5,256	3,248
Commercial real estate — mortgage	346	516	1,445	680
Real estate — construction	179	305	268	255
Residential real estate — mortgage	322	316	502	775
Equity lines of credit	273	48	734	660
Equity loans	(29)	300	219	820
Credit card	5,316	9,191	10,143	17,102
Consumer — direct	2,228	1,800	3,106	4,057
Consumer- indirect	4,294	4,659	11,970	11,918

Total net charge-offs	16,557	19,657	33,643	39,515

Balance at end of period	$289,143	$254,708	$289,143	$254,708

     Nonperforming assets at June 30, 2006 and December 31, 2005 are detailed in the following table.

	June 30,	December 31,
	2006	2005
	(in Thousands)
Nonaccrual loans	$53,166	$47,578
Renegotiated loans	3,276	698

Total nonperforming loans	56,442	48,276
Other real estate, net	11,803	11,510

Total nonperforming assets	$68,245	$59,786

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 — Securitized Assets
     The Company enters into securitization transactions involving its residential loan portfolio, including home equity loans, and participations in the guaranteed portion of its Small Business Administration loans. The sale of the participations in the guaranteed portion of Small Business Administration loans are to external investors. Generally, the residential loan portfolio securitization activities are not sold to external investors, but rather are securitized and reclassified from loans to investment securities. These assets, which the Company continues to manage and service, approximated $1.1 billion and $1.2 billion at June 30, 2006 and December 31, 2005, respectively.
     Nonaccrual loans and accruing loans 90 days or more past due totaling $10 million and $12 million were included in securitized assets at June 30, 2006 and December 31, 2005, respectively. Also included in securitized assets were $2 million and $3 million in foreclosed assets at June 30, 2006 and December 31, 2005, respectively.
NOTE 8 — Investments
     The table below discloses the market value and the gross unrealized losses of the Company’s available for sale securities in a loss position at both June 30, 2006 and December 31, 2005 and aggregates this information by investment category and length of time the individual securities have been in an unrealized loss position.

			June 30, 2006
	Securities in a loss position		Securities in a loss position
	for less than 12 months		for 12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(in Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$9,869	$39	$9,772	$184	$19,641	$223
Mortgage-backed pass-through securities	330,492	4,464	337,938	18,724	668,430	23,188
Collateralized mortgage obligations	563,467	14,245	2,454,990	96,995	3,018,457	111,240
States and political subdivisions	106,145	1,287	33,441	1,541	139,586	2,828
Equity securities	1,045	26	—	—	1,045	26

Total	$1,011,018	$20,061	$2,836,141	$117,444	$3,847,159	$137,505

			December 31, 2005
	Securities in a loss position		Securities in a loss position
	for less than 12 months		for 12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$44,845	$138	$55	$1	$44,900	$139
Mortgage-backed pass-through securities	150,147	2,312	276,093	10,136	426,240	12,448
Collateralized mortgage obligations	902,859	13,080	2,644,937	65,567	3,547,796	78,647
States and political subdivisions	35,369	758	—	—	35,369	758
Equity securities	—	—	—	—	—	—

Total	$1,133,220	$16,288	$2,921,085	$75,704	$4,054,305	$91,992

     Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale portfolio at June 30, 2006, represents an other-than-temporary impairment. The unrealized losses reported for collateralized mortgage obligations and mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and were individually not significant relative to their respective amortized cost. Additionally, the Company has the ability and intent to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.
     Additionally, at June 30, 2006, the Company had approximately $80 million in unrealized losses on investment securities held to maturity. Management does not believe any individual unrealized loss in the Company’s investment securities held to maturity portfolio as of June 30, 2006, represents an other-than-temporary impairment. The majority of

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
these losses relate to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and were individually not significant relative to their respective amortized cost. Additionally, the Company has the ability and intent to hold these securities until maturity when full repayment would be received.
NOTE 9 — Derivatives, Hedging and Off-Balance Sheet Activities
Accounting for Derivative Instruments and Hedging Activities
     The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contractual or notional amount of all derivative instruments as of June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005
		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading
		(in Thousands)
Forward and futures contracts	$336,316	$25,022	$304,233	$25,948
Interest rate swap agreements:
Pay fixed versus receive float	1,824,742	150,000	1,723,291	200,000
Receive fixed versus pay float	1,824,742	1,821,745	1,703,799	1,258,108
Pay float versus receive float	22,000	—	22,000	—
Written options	400,111	—	401,950	—
Purchased options	380,110	—	381,941	—
     In addition to the above table, the Company has $28 million and $32 million of interest rate loan commitments related to the Company’s mortgage banking activities at June 30, 2006 and December 31, 2005, respectively. These interest rate loan commitments relate to the origination of mortgage loans that will be held for sale and are required to be accounted for as derivative instruments by the Company in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
     For the three and six months ended June 30, 2006 and 2005, there were no credit losses associated with derivative instruments.
     The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both June 30, 2006 and December 31, 2005. These derivative positions are primarily executed in the over-the-counter market.

	June 30, 2006		December 31, 2005
	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value
		(in Thousands)
Cash Flow Hedges:
Interest rate swap agreements	$650,000	$(6,207)	$400,000	$(1,110)
Fair Value Hedges:
Interest rate swap agreements	1,321,745	(41,995)	1,058,108	22,535
Forward contracts (1)	25,022	90	25,948	(99)

(1)	Derivatives related to the Company’s mortgage banking activities
Interest-Rate Risk
     The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the effect of the derivative instrument.
Fair-Value Hedges
     The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. For the three and six months ended June 30, 2006, the Company recognized approximately $33,000 of fair value hedging gains and $608,000 of fair-value hedging losses, respectively, as a result of hedge ineffectiveness. There were no fair-value hedging gains or losses recognized for the three or six months ended June 30, 2005, as a result of hedge ineffectiveness. The Company recognized a decrease in interest expense of $3.0 million and $4.3 million for the three months ended June 30, 2006 and 2005, respectively and a decrease of $6.9 million and $7.4 million for the six months ended June 30, 2006 and 2005, respectively, related to interest rate swaps accounted for as fair value hedges. At June 30, 2006, the fair value hedges had a negative carrying value of $42 million and a weighted average remaining term of 13.4 years.
     Additionally, the Company enters into forward sales commitments, which are commitments for future sales of closed mortgage loans to third parties at a specified price. The change in the value of the forward sales commitments is recognized through current period earnings. The recognition of the change in value of the closed mortgage loans depends on the effectiveness of the hedge. When hedge effectiveness is met, the change in value of the loans is recognized through current period earnings. When hedge effectiveness is not met, the change in the value of the loans is not recognized, but instead is based on the lower of cost or market guidelines. Therefore, any potential gain will not be recognized until the sale of the loan. Fair value hedging gains or losses related to the forward sales commitments were immaterial for the three and six months ended June 30, 2006 and 2005.
Cash-Flow Hedges
     The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets and liabilities. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three or six month periods ended June 30, 2006 or 2005. As of June 30, 2006, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. The Company recognized a decrease in interest income of $1.4 million and $1.9 million in interest income for the quarter ended June 30, 2006 and 2005, respectively, and a decrease of $3.3 million and $2.9 million in interest income for the first six months of 2006 and 2005, respectively, related to interest rate swaps accounted for as cash flow hedges. At June 30, 2006, the cash-flow hedges not terminated had a deferred net loss of $6 million included in other comprehensive income and a weighted average life of 1.3 years. Based on the current interest rate environment, these losses are expected to be reclassified to interest income over the next 12 months as net settlements occur.
Off-Balance Sheet Activities
     During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. The purpose of the conduit is to diversify the Company’s funding sources. Sunbelt was structured as a Qualifying Special Purpose Entity (“QSPE”), as defined by SFAS 140, with a limited business purpose of purchasing highly-rated investment grade debt securities from the Company’s trading account securities portfolio and financing its purchases through the issuance of P-1/F1 rated commercial paper. As of June 30, 2006, all assets sold to the conduit were performing and no significant gains or losses were recognized on the sale.
     At June 30, 2006, all securities held by Sunbelt were either AAA or Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. Approximately 99 percent of the securities held by Sunbelt at June 30, 2006 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.4 billion at June 30, 2006, and $1.7 billion at December 31, 2005, respectively. The Company realized fee income of $839,000 and $1.4 million for the three months ended June 30, 2006 and 2005 and $2.0 million and $3.0 million for the six months ended June 30, 2006 and 2005, respectively, from Sunbelt for providing various services including serving as investment advisor, liquidity provider, administrative agent and for providing a letter of credit. Receivables from Sunbelt were $1 million at June 30, 2006 and $2 million at December 31, 2005. There were no outstanding payables to Sunbelt at either June 30, 2006 or December 31, 2005. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if such an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion.

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
NOTE 10 — Shareholders’ Equity
     In 2003, the Company announced that its Board of Directors authorized a share repurchase program allowing for the purchase of 3.3 percent or approximately 4.1 million shares of the Company’s outstanding common stock. Through June 30, 2006, 1.2 million total shares had been purchased under the program at a cost of $59.3 million, including approximately 164,000 shares that were purchased in June of 2006 at a cost of $7.9 million in connection with an employee benefit plan. At June 30, 2006, approximately 2.9 million shares remained available for repurchase under the program. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors. Since December 31, 2005, approximately 5.0 million shares have been issued from treasury stock at a cost of $182.9 million. Of this amount, approximately 4.9 million shares were issued in connection with the acquisition of TexasBank, at a cost of $178.5 million. The remainder of the shares issued from treasury stock relate to employee benefit plans and other acquisitions.
     In February 2006, the Company increased its quarterly cash dividend 11 percent to $0.39 per common share, from $0.35 per common share in 2005.
     Accumulated other comprehensive loss included $89 million and $60 million of net unrealized losses on investment securities available for sale at June 30, 2006 and December 31, 2005, respectively. Additionally, at June 30, 2006, accumulated comprehensive loss included a $4 million deferred loss from the effective portion of cash flow hedges and a $1 million additional minimum pension liability, net of tax. At December 31, 2005, accumulated comprehensive loss included a $2 million deferred loss from the effective portion of cash flow hedges and a $1 million additional minimum pension liability, net of tax.
NOTE 11 — Goodwill and Other Acquired Intangible Assets
     As of June 30, 2006, the Company had four reporting units with goodwill, including Corporate Banking with $402 million, Retail Banking with $184 million, Insurance with $70 million and Wealth Management with $19 million. During the six months ended June 30, 2006, goodwill increased $265 million, $88 million, $4 million, and $2 million within the Corporate Banking reporting unit, Retail Banking reporting unit, Wealth Management reporting unit, and the Insurance reporting unit, respectively. The increases in the Corporate and Retail Banking reporting units are a result of the acquisition of TexasBank. The increases in the Wealth Management and Insurance reporting units are due to the payment of contingent consideration in the current year in connection with prior acquisitions.
     Acquired intangible assets as of June 30, 2006 are detailed in the following table.

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
	(in Thousands)
Nonamortizing goodwill	$728,607	$(53,806)	$674,801

Amortizing intangible assets:
Core deposit intangibles	$71,927	$(39,358)	$32,569
Other customer intangibles	44,977	(14,907)	30,070

Total amortizing intangible assets	$116,904	$(54,265)	$62,639

     The Company recognized $3.5 million and $1.6 million in amortization expense related to amortizing intangible assets for the three months ended June 30, 2006 and 2005 and $5.0 million and $3.1 million in amortization expense for the six months ended June 30, 2006 and 2005. Aggregate amortization expense for the years ending December 31, 2006 through December 31, 2010, is estimated to be $11.9 million, $10.9 million, $8.6 million, $7.3 million, and $6.0 million, respectively.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 12 — Commitments, Contingencies and Guarantees
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
     Standby and commercial letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. As of June 30, 2006, the recorded amount of these deferred fees was $5 million. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At June 30,
     2006, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby and commercial letters of credit was $1.0 billion.
     The following represents the Company’s commitments to extend credit and standby and commercial letters of credit as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(in Thousands)
Commitments to extend credit	$12,706,086	$11,498,497
Standby and commercial letters of credit	1,009,701	942,176
     At June 30, 2006, the Company has potential recourse related to FNMA securitizations of $22 million with outstanding principal balances of $203 million.
     Certain acquisition agreements, related to the acquisition of insurance agencies and the investment advisory firm, include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At June 30, 2006, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $10 million, primarily in the form of the Company’s common stock.
     The Company was informed on June 7, 2006 that the U.S. Department of Justice (the “DOJ”) might institute a civil suit in the U.S. District Court for the Northern District of Alabama against Compass Bank regarding its indirect auto lending practices as part of the DOJ’s investigation of possible discrimination under the Equal Credit Opportunity Act. The investigation is focused on Compass Bank’s indirect auto lending activity to non-married co-applicants between May 2001 and May 2003. The Company believes Compass Bank’s indirect auto lending operations have complied at all times with the fair lending laws and is cooperating fully with the DOJ to resolve this matter. Management does not expect the ultimate resolution to have a material adverse impact on its results of operations or financial condition.
     Additionally, in the ordinary course of business, the Company is subject to legal proceedings, which involve claims for substantial monetary relief. Based upon the advice of legal counsel, management is of the opinion that any legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.
     The Company is subject to review and examination from various tax authorities. The Company is currently under examination by a number of states and has received notices of proposed adjustments related to state income taxes due for prior years, including a final assessment for the calendar years 2000 and 2001 from the State of Alabama. Management believes that adequate provisions for income taxes have been recorded and intends to vigorously contest the proposed adjustments and has appealed the final assessment. However, to the extent that final resolution of the proposed adjustments and appeal result in significantly different conclusions from management’s current assessment of the proposed adjustments and final assessment, the effective tax rate in any given period may be materially different from the current effective tax rate.
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
Notes to Consolidated Financial Statements (Unaudited)
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
NOTE 13 — Stock-Based Compensation
     At June 30, 2006, the Company had three long-term incentive compensation plans. Under the incentive compensation plans, employees may be granted options to purchase shares of the Company’s $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1999 Omnibus Incentive Compensation Plan, the 2002 Incentive Compensation Plan and the 2006 Incentive Compensation Plan, shares of the Company’s common stock have been reserved for issuance. At June 30, 2006, approximately 5.8 million shares of the Company’s common stock were available for issuance. Upon exercise, generally the Company issues shares from its unissued common stock. The options granted under the plans must be exercised within 10 years from the date of grant. The stock option agreements state that options may be exercised in whole or in part until the expiration date.
     Historically, the Company has accounted for its long-term incentive compensation plans in accordance with the requirements specified in SFAS 123, Accounting for Stock-Based Compensation. As permitted under SFAS 123, the Company elected to apply the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic value method in accounting for share-based compensation plans. Accordingly, prior to January 1, 2006 no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123R, Share-Based Payments, which requires all share-based awards to employees be recognized in the income statement based on their fair values. As a result, beginning on January 1, 2006, the expense associated with these share-based awards is included in the Company’s Consolidated Statements of Income. The Company recognized $925,000 and $1.5 million of compensation expense related to stock options for the three and six months ended June 30, 2006, respectively.
     The fair value of each share-based award during the six months ended June 30, 2006 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months
	Ended
	June 30, 2006
Dividend Yield		3.55%
Expected volatility		0.2169
Risk-free interest rate		4.98%
Expected life	5.0	years
     The dividend yield assumption was based on the Company’s history and expectation of future dividend payouts. The expected volatility assumption was based on the Company’s historical stock price. The risk free interest rate assumption was based upon the U.S. Treasury yield at the time of grant for periods corresponding with the expected life of the option. The expected life assumption represents the weighted-average period the stock options are expected to remain outstanding and is based on historic exercise patterns. The Company’s share-based awards granted in 2006 either vest entirely at the end of the third year after grant or 50 percent at the end of the first year and 25 percent at the end of each of the next two years. Accordingly, the compensation expense related to these share-based awards will be recognized ratably over the respective vesting period.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     The following summary sets forth stock option related activity under the plans for the six months ended June 30, 2006:

		Weighted		Aggregate
	Shares	Average	Contractual	Intrinsic
	Underlying	Exercise	Term	Value
	Options	Price	(years)	(in Thousands)
Outstanding, beginning of the period	8,011,142	$31.54
Granted	611,221	55.75
Exercised	(807,640)	27.45
Cancelled	(10,500)	43.17

Outstanding, end of the period	7,804,223	$33.84	6.37	$169,820

Exercisable, end of the period	6,689,448	$31.24	5.90	$162,955
     As of June 30, 2006, there was $7.4 million of total unrecognized compensation cost related to nonvested stock options granted under the plans, which will be amortized over the next three years. Intrinsic value represents the difference between the closing stock price of the Company’s common stock and the exercise price of the underlying stock options. Aggregate intrinsic value in the table above represents the value that would have been received by option holders if they had exercised all stock options at June 30, 2006. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $19 million.
     In addition to stock options granted under the plans, the Company also awards restricted common stock to certain employees. The restricted common stock issued either vests entirely at the end of the third year after grant or is performance based with a three-year performance period. Accordingly, the fair value of shares expected to vest is expensed over the three-year vesting or performance period. Because the restricted stock is legally issued and outstanding, the fair value of the restricted stock is reflected in common stock with a corresponding offset in surplus. The Company recognized compensation expense in connection with restricted common stock awarded of $3.6 million and $756,000 for the three months ended June 30, 2006 and 2005, respectively, and $4.2 million and $1.7 million for the six months ended June 30, 2006 and 2005, respectively.
     A summary of the activity related to the restricted common stock since January 1, 2006 is presented below:

	Restricted	Grant Date
	Stock	Fair Value
Nonvested, beginning of the period	456,744	$45.53
Granted	243,978	54.92
Vested	(116,841)	49.25
Forfeited	(68,180)	50.09

Nonvested, end of the period	515,701	$48.53

NOTE 14 — Defined Benefit Pension Plan
     The following table provides certain information with respect to the Company’s defined benefit pension plan for the three and six month periods ending June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In Thousands)
Service cost	$1,738	$1,833	$3,698	$3,804
Interest cost	2,480	2,334	5,049	4,764
Expected return on plan assets	(3,248)	(3,032)	(6,636)	(6,078)
Amortization of prior service cost	9	6	17	17
Amortization of net loss	697	736	1,527	1,595

Net periodic benefit cost	$1,676	$1,877	$3,655	$4,102

     In June 2006, the Company contributed $12.2 million to the defined benefit pension plan. For the remainder of 2006, the Company does not anticipate making any further contributions to the defined benefit pension plan. In the future, the

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Company anticipates contributing amounts to the defined benefit pension plan sufficient to satisfy minimum funding requirements of the Employee Retirement Income Security Act of 1974.
NOTE 15 — Recently Issued Accounting Standards
Consolidation of Variable Interest Entities
     In January 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated in the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS 140. The Company adopted the provisions of FIN 46R on December 31, 2003. The Company’s securitization structure, as of June 30, 2006, met current QSPE standards, and therefore, was not affected by the adoption of FIN 46 or FIN 46R.
     Additionally, in August 2005, the FASB issued a proposed amendment to SFAS 140, which would amend the requirements for QSPE status. Sunbelt, the Company’s sponsored asset-backed commercial paper conduit, would no longer meet QSPE requirements if the proposed amendment was finalized as currently written. Sunbelt is investigating potential modifications to its structure in order to continue to receive off-balance sheet treatment.
Accounting for Certain Loans or Debt Securities Acquired in a Transfer
     In December 2003, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. The initial adoption of this standard did not have an impact on the financial condition or the results of operations of the Company. With respect to the acquisition of TexasBank, there were 27 loans, with a principal balance of $18 million, which fell within the scope of this SOP and are being accounted for under its provisions. The credit discount associated with these loans was $6 million at June 30, 2006.
Share-Based Payments
     In December 2004, the FASB issued SFAS 123R, Share-Based Payments, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of SFAS 123R were initially effective for all share-based awards granted after July 1, 2005, and to share-based awards modified, repurchased, or cancelled after that date. However, in April 2005, the SEC amended this requirement allowing companies to adopt the standard at the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, on January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective approach. As a result of the adoption, share-based awards expense incurred subsequent to January 1, 2006, is included in the Company’s Consolidated Statements of Income. The initial adoption of this standard resulted in the recognition of approximately $925,000 and $1.5 million of compensation expense related to stock options for the three and six months ended June 30, 2006, respectively.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Accounting for Certain Hybrid Financial Instruments
     In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, SFAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.
Accounting for Servicing of Financial Assets
     In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS 156 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the initial recognition and subsequent accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early adoption allowed. The Company chose to adopt this Statement in the first quarter of 2006. The initial adoption of this standard did not have a material impact on the financial condition or the results of operations of the Company.
Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with early adoption allowed. The Company is currently evaluating the impact the adoption of this interpretation will have on its financial condition and results of operations.

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
Overview
     The Company had net income of $115.4 million for the three months ended June 30, 2006, a nine percent increase over the $106.0 million earned during the three months ended June 30, 2005. For the same time period, diluted earnings per share increased six percent to $0.88 from $0.83 earned in the prior year.
     For the first six months of 2006, net income increased 12 percent to $223.3 million compared to $199.0 million for the same period last year. Diluted earnings per share for the first six months of 2006 increased 10 percent to $1.73 from $1.57 earned in the first six months of 2005.
     On March 24, 2006, the Company completed the acquisition of TexasBanc Holding Co., the parent company of TexasBank. TexasBank, a Fort Worth-based bank with approximately $1.7 billion in assets, was the largest independent commercial bank headquartered in Fort Worth with 22 banking centers. The TexasBank acquisition further enhanced the Company’s geographic position and expanded the Company’s operations within its existing Texas footprint.
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
     Net interest income for the three months ended June 30, 2006, increased to $289.1 million from $237.4 million for the three months ended June 30, 2005, as interest income increased $141.8 million and interest expense increased $90.1 million. The increase in interest income was due to a $3.6 billion increase in average earning assets coupled with a 121

26

basis point increase in the average yield on earning assets from 5.54 percent to 6.75 percent. The increase in average earning assets from the second quarter of 2005 was driven primarily by an increase of $4.2 billion in average loans, offset partially by a decrease of $607 million of investment securities, including investment securities held to maturity and available for sale. The increase in average loans was due to continued strong loan production throughout all of the Company’s major markets as well as the acquisition of TexasBank during the first quarter of 2006. The majority of the decrease in investment securities was due to the Company’s decision to use some of the cash flows from the securities portfolio to fund loan growth and a modest repositioning of the available for sale portfolio in conjunction with the acquisition of TexasBank. The 67 percent increase in interest expense over the second quarter of 2005 was primarily the result of a 121 basis point increase in the average rate paid on interest bearing liabilities and a $2.8 billion increase in average interest bearing liabilities. The increase in total interest bearing liabilities was driven by an increase of $3.5 billion in average interest bearing deposits, partially offset by a decrease of $412 million in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings. The majority of the increase in the interest bearing liabilities was attributable to the acquisition of TexasBank during the first quarter of 2006.
     For the first six months of 2006, net interest income increased $80.7 million over the same period last year to $550.5 million, as interest income increased $244.3 million and interest expense increased $163.6 million. The increase in interest income was due to a $3.0 billion increase in average earning assets and a 110 basis point increase in the average yield on earning assets from 5.47 percent to 6.57 percent. The increase in average earning assets from the first six months of 2005 was driven primarily by a $3.5 billion increase in average loans, offset partially by a decrease of $480 million in investment securities, including both investment securities available for sale and investment securities held to maturity. The changes in these balances for the six months ended June 30, 2006 are consistent with changes previously noted for the quarter. The 65 percent increase in interest expense over the first six months of 2005 was primarily the result of a 119 basis point increase in the average rate paid on interest bearing liabilities and a $2.2 billion increase in average interest bearing liabilities. The increase in the average interest bearing liabilities is attributed to an increase of $2.9 billion in interest bearing deposits offset by a $524 million decrease in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings.
     Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin increased to 3.80 percent for the second quarter of 2006, compared to 3.55 percent for the second quarter of 2005. For the six months ended June 30, 2006, net interest margin increased 18 basis points from 3.57 percent in the prior year period to 3.75 percent for the current year period. These increases were caused by changes in the rates and volume of earning assets and the corresponding funding sources noted previously. The Company’s net interest margin was impacted by the Company’s use of interest rate derivatives, increasing taxable equivalent net interest margin by two basis points and four basis points in the second quarter of 2006 and 2005, respectively, and two basis points and four basis points for the six months ended June 30, 2006 and 2005, respectively.
     The following table presents the actual and projected impact of the Company’s derivatives held for hedging purposes on net interest margin by quarter for fiscal years 2005 and 2006, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The derivatives included in the table below are both cash flow hedges and fair value hedges, including terminated cash flow hedges. The table assumes interest rates remain at June 30, 2006 levels.

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	Actual	Actual	Actual	Actual	Total
	(in Thousands)
Hedging derivatives positive impact to net interest margin	$2,167	$2,394	$1,684	$1,013	$7,258

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	Total
	Actual	Actual	Projected*	Projected*	Projected*
	(in Thousands)
Hedging derivatives positive impact to net interest margin	$2,010	$1,630	$1,010	$176	$4,826

*	Projected impact based on June 30, 2006 interest rates.

     Derivative instruments are subject to market risk. While the Company does have trading derivatives to facilitate customer transactions and manage the Company’s interest rate exposure, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date and the receive or pay fixed coupon rate for derivative instruments used for hedging activities as of June 30, 2006, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The maturity date used in the table below is the first call date, when applicable. See Note 9 — Derivatives, Hedging and Off-Balance Sheet Activities, in the Notes to Consolidated Financial Statements, for further information about the Company’s use of derivatives and the fair value of those instruments.

	July 1, 2006
	through
	December 31,	For the Year Ended December 31,
	2006	2007	2008	Thereafter
	($ in Thousands)
Non-trading interest rate derivatives
Cash Flow Hedges
Notional maturity	$150,000	$—	$500,000	$—
Weighted average coupon received on maturities	5.16%	—%	4.88%	—%
Weighted average time to maturity (months)	1	—	19	—

Fair Value Hedges
Notional maturity	$64,000	$341,500	$—	$916,245
Weighted average coupon received on maturities	4.79%	7.37%	—%	5.96%
Weighted average time to maturity (months)	4	8	—	141
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
     The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2006, as compared to the same period in 2005 (in thousands):

	Three Months Ended
	June 30, 2006
	Change
	2005
	To	Attributed to
	2006	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$328	$33	$274	$21
Trading account assets	106	101	3	2
Investment securities available for sale	5,898	(2,103)	8,387	(386)
Investment securities held to maturity	(4,099)	(4,701)	711	(109)
Loans	139,570	63,537	62,523	13,510

Increase in interest income	$141,803	$56,867	$71,898	$13,038

Interest expense:
Deposits	$67,321	$18,910	$39,219	$9,192
Federal funds purchased and securities sold under agreements to repurchase	6,088	(8,162)	19,701	(5,451)
Other short-term borrowings	9,785	3,931	1,161	4,693
FHLB and other borrowings	6,885	(2,953)	10,544	(706)

Increase in interest expense	$90,079	$11,726	$70,625	$7,728

	Six Months Ended
	June 30, 2006
	Change
	2005
	To	Attributed to
	2006	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$644	$156	$391	$97
Trading account assets	177	175	1	1
Investment securities available for sale	11,103	(738)	11,937	(96)
Investment securities held to maturity	(10,391)	(10,641)	300	(50)
Loans	242,756	101,881	119,308	21,567

Increase in interest income	$244,289	$90,833	$131,937	$21,519

Interest expense:
Deposits	$117,160	$34,110	$69,663	$13,387
Federal funds purchased and securities sold under agreements to repurchase	17,173	(13,606)	40,730	(9,951)
Other short-term borrowings	13,754	4,830	2,119	6,805
FHLB and other borrowings	15,550	(3,701)	20,135	(884)

Increase in interest expense	$163,637	$21,633	$132,647	$9,357

Noninterest Income and Noninterest Expense
     During the second quarter of 2006, noninterest income increased $5.9 million, or three percent, to $181.4 million, from the $175.4 million earned in the second quarter of 2005. The increase in noninterest income for the quarter ended June 30, 2006 was primarily attributable to a $4.4 million increase in card and merchant processing fees, a $3.4 million increase in service charges on deposit accounts, and a $2.5 million increase in retail investment sales, partially offset by a decrease of $9.4 million of trading gains and settlements on economic hedge swaps. For the six months ended June 30, 2006, noninterest income increased $21.3 million or seven percent over the same period in the prior year. The increase in noninterest income for the six months ended June 30, 2006 was attributable to a $14.9 million gain on the prepayment of FHLB advances, a $12.9 million increase in service charges on deposit accounts, an $8.8 million increase in card and merchant processing fees, and a $3.1 million increase in retail investment sales, partially offset by investment securities losses of $14.9 million, a decrease of $4.8 million on gain on sale of business and a decrease of $4.8 million on trading gains and settlements on economic hedge swaps. The increase in service charges on deposit accounts for both the three and six months ended June 30, 2006 was driven primarily by the Company’s continued emphasis on the growth of low cost deposit accounts which resulted in increases in the number of accounts and outstanding balances. The increase in card and merchant processing fees is also a direct result of the Company’s efforts to increase its outstanding deposit base, resulting in an increase in the number of debit cards outstanding and an increase in the debit card use by the Company’s customers. The increase in retail investment sales in the current year is the direct result of favorable market conditions. The trading gains and losses on hedge swaps and the trading settlements on economic hedge swaps represent the mark-to-market valuation adjustments and net settlements on the Company’s trading hedges portfolio which are now accounted for as qualifying hedges. The changes in these captions for 2005 were primarily due to fluctuation in the market value of the Company’s trading hedges portfolio and market interest rates. The gain on prepayment of FHLB advances and the investment securities losses were the result of a modest repositioning of the balance sheet in connection with the acquisition of TexasBank in the first quarter of 2006. The gain on the sale of business in 2005 resulted from the sale of a non-core business unit that specialized in the brokerage of oil and gas properties.
     For the quarter ended June 30, 2006, noninterest expense increased $43.3 million, or 19 percent, compared to the second quarter of 2005. Increases in noninterest expense for the second quarter of 2006 were attributable to a $25.5 million increase in salaries and benefits, a $5.0 million increase in merger and integration expenses, a $2.8 million increase in marketing expense and a $2.4 million increase in equipment expense. Noninterest expense, for the first six months of 2006 increased $65.8 million, or 15 percent, compared to the same period a year ago. The increase in noninterest expense is primarily attributed to a $40.2 million increase in salaries, benefits and commissions, a $7.4 million increase in merger and integration expenses, a $3.9 million increase in equipment expense and a $3.1 million increase in marketing expense. The increase in salaries, benefits and commissions for both the three and six months ended June 30, 2006 was attributable to the acquisition of TexasBank in the first quarter of 2006 and from additional compensation paid as a result of loan production, deposit generation and fee income growth. Similarly, for both periods, the increases in merger and integration expenses, marketing expense and equipment expense were also primarily attributable to the acquisition of TexasBank.
Income Taxes
     Income tax expense totaled $60.5 million and $55.5 million for the second quarter of 2006 and 2005, respectively, and $116.7 million and $101.9 million for the first six months of 2006 and 2005, respectively. The effective tax rate for the quarter ended June 30, 2006 and 2005 was 34.4 percent. The effective tax rate for the first six months of 2006 was 34.3 percent compared to 33.9 percent for the same period in 2005. The increases in the income tax expense were driven primarily by an increase in the Company’s net income before income tax expense.
Provision and Allowance for Loan Losses
     The provision for loan losses for the three and six month periods ended June 30, 2006 was $27.3 million and $44.4 million, respectively, compared to $27.8 million and $48.1 million for the three and six month periods ended June 30, 2005. The allowance for loan losses and the corresponding provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and existing economic conditions. During 2006, the Company transferred $6 million, $4 million during the second quarter, of allowance for loan losses related to impaired loans acquired in connection with the acquisition of TexasBank. In accordance with SOP 03-3 accounting guidelines, this reserve was transferred as a credit discount to the acquired loans that were impaired at acquisition. Additionally, in the first quarter of 2005, the Company transferred $12 million of allowance for loan losses related to unfunded commitments, letters of credit and fees to other liabilities. The allowance for loan losses at June 30, 2006, was $289 million and at December 31, 2005, was $267 million. The ratio of the allowance for loan losses to loans outstanding was 1.19 percent at June 30, 2006 and 1.25 percent at December 31, 2005. Management believes that the allowance for loan losses at June 30, 2006 is adequate.
Credit — Nonperforming Assets and Past Due Loans
     Stated as a percentage of total loans and other real estate owned, nonperforming assets were 0.28 percent at both June 30, 2006 and December 31, 2005. At June 30, 2006, the allowance for loan losses as a percentage of nonperforming loans was 512 percent, compared to 553 percent at December 31, 2005. The allowance for loan losses as a percentage of nonperforming assets was 424 percent at June 30, 2006, compared to 447 percent at December 31, 2005.
     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, and other real estate, increased $8 million from $60 million at December 31, 2005 to $68 million at June 30, 2006. The majority of the increase in nonperforming assets related to the acquisition of TexasBank. Loans past due ninety days or more but still accruing interest were $15 million at both June 30, 2006 and December 31, 2005.
     The Company regularly monitors the entire loan portfolio in an effort to identify problem loans so that risks in the portfolio can be identified on a timely basis. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the Company’s credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Allowance for Loan Losses
Balance at beginning of period	$267,173	$258,339
Add: Provision charged to income	44,434	48,073
Allowance acquired (transferred)	11,179	(12,189)
Deduct: Loans charged off	48,381	55,129
Loan recoveries	(14,738)	(15,614)

Net charge-offs	33,643	39,515

Balance at end of period	$289,143	$254,708

Net charge-offs as a percentage of average loans (annualized)	0.30%	0.41%

	June 30, 2006	December 31, 2005
Nonperforming Assets
Nonaccrual loans	$53,166	$47,578
Renegotiated loans	3,276	698

Total nonperforming loans	56,442	48,276
Other real estate, net	11,803	11,510

Total nonperforming assets	$68,245	$59,786

Accruing loans ninety days or more past due	$14,862	$14,539
Other repossessed assets	565	763
Allowance as a percentage of loans	1.19%	1.25%
Total nonperforming loans as a percentage of loans	0.23	0.23
Total nonperforming assets as a percentage of loans and ORE	0.28	0.28
Accruing loans ninety days or more past due as a percentage of loans	0.06	0.07
Allowance for loan losses as a percentage of nonperforming loans	512.28	553.43
Allowance for loan losses as a percentage of nonperforming assets	423.68	446.88

31

Financial Condition
Overview
     Total assets at June 30, 2006 were $33.6 billion, up nine percent from the $30.8 billion at December 31, 2005. The increase in assets was due primarily to internal loan growth and the acquisition of TexasBank.
Assets and Funding
     At June 30, 2006, earning assets totaled $30.8 billion, an increase of approximately $2.4 billion from the $28.4 billion in earning assets at December 31, 2005. The mix of earning assets shifted slightly with total investment securities and loans comprising 21 percent and 79 percent, respectively, of total earning assets at June 30, 2006, while at December 31, 2005 total investment securities and loans were 25 percent and 75 percent, respectively, of earning assets. The $2.9 billion growth in loans was funded by a $2.5 billion increase in deposits and a $536 million decrease in investment securities, including both investment securities held to maturity and available for sale. The increase in deposits is due to the Company’s continued emphasis on funding earning asset growth through internal deposit generation and the acquisition of TexasBank in the first quarter of 2006. The decrease in investment securities, including both investment securities held to maturity and available for sale, was driven primarily by a decrease in investment securities available for sale stemming from a modest repositioning of the Company’s balance sheet in connection with the acquisition of TexasBank. For more information on the acquisition of TexasBank see Note 2, Business Combinations and Divestitures, in the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
     Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At June 30, 2006, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $300 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. Additionally, in the first quarter of 2006, Compass Bank enhanced its liquidity position by issuing approximately $275 million of 20-year subordinated bank notes. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.
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
     The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong, as the ratio of total shareholders’ equity to total assets at June 30, 2006 was 7.75 percent compared to 7.26 percent at December 31, 2005. Shareholders’ equity increased during the first six months of 2006 primarily due to the issuance of treasury stock in connection with the acquisition of TexasBank and an increase in retained earnings.
     In 2003, the Company announced that its Board of Directors authorized a share repurchase program allowing for the purchase of 3.3 percent or approximately 4.1 million shares of the Company’s outstanding common stock. Through June 30, 2006, 1.2 million total shares had been purchased under the program at a cost of $59.3 million, including approximately 164,000 shares that were purchased in June of 2006 at a cost of $7.9 million in connection with an employee benefit plan. At June 30, 2006, approximately 2.9 million shares remained available for repurchase under the program. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors. Since December 31, 2005, approximately 5.0 million shares have been issued from treasury stock at a cost of $182.9 million. Of this amount, approximately 4.9 million shares were issued in connection with the acquisition of TexasBank, at a cost of $178.5 million. The remainder of the shares issued from treasury stock relate to employee benefit plans and other acquisitions.
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
     Tier I Capital and Total Qualifying Capital as of June 30, 2006 exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at June 30, 2006 were 8.00 percent and 11.39 percent, respectively, compared to 8.74 percent and 11.48 percent at December 31, 2005. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments, disallowed credit-enhancing interest-only strips, period-end goodwill, and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 7.25 percent at June 30, 2006 and 7.70 percent at December 31, 2005. The Company’s tangible leverage ratio was 7.23 percent at June 30, 2006 compared to 7.67 percent at December 31, 2005.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     Market risk includes credit risk, liquidity risk and interest rate risk. For a discussion of credit risk, see Credit — Nonperforming Assets and Past Due Loans. For a discussion of liquidity risk, see Liquidity and Capital Resources. See below for a discussion of interest rate risk sensitivity.
     The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described in the annual report on Form 10-K for the period ended December 31, 2005. Net interest income sensitivities, given a gradual and sustained parallel interest rate shift over a one-year time horizon, using yield curves current as of June 30, 2006 and December 31, 2005, respectively, are shown in the table below.

	Principal	Percentage
	Amount of Earning	Increase/(Decrease)
	Assets, Interest	in Interest Income/Expense
	Bearing Liabilities	Down 100	Up 100
	and Swaps	Basis Points	Basis Points
	(in Thousands)
	(Unaudited)
June 30, 2006:
Assets which reprice in: *
One year or less	$17,097,662	(6.60)%	6.67%
Over one year	13,686,030	(1.23)	1.12

	$30,783,692	(4.55)	4.55

Liabilities which reprice in:
One year or less	$19,411,930	(9.23)%	11.75%
Over one year	4,524,944	(1.47)	2.71

	$23,936,874	(7.40)	9.61

Total net interest income sensitivity		(2.02)%	0.04%

December 31, 2005:
Assets which reprice in: *
One year or less	$14,557,658	(7.48)%	7.59%
Over one year	13,839,052	(2.16)	1.46

	$28,396,710	(5.19)	4.96

Liabilities which reprice in:
One year or less	$17,488,014	(11.64)%	15.11%
Over one year	4,665,004	(0.82)	2.17

	$22,153,018	(8.24)	11.04

Total net interest income sensitivity		(3.01)%	0.59%

*	Excludes noninterest earning trading account assets
     As shown in the table above, the Company’s balance sheet has declined in sensitivity to both rising and falling interest rates as compared to the same information at December 31, 2005. On the asset side of the balance sheet, the decrease in sensitivity to changing interest rates is due to the Company’s assets shifting modestly, with securities experiencing stable cash flows between rate scenarios. Additionally, a modest mix change in loans due to the acquisition of TexasBank accompanied with commercial loan hedges resulted in less sensitivity to both rising and falling interest rates on the asset side of the balance sheet. On the liability side of the balance sheet, the decrease to both rising and falling interest rates was primarily attributable to the growth in both term and non-term deposits, thereby reducing the Company’s use of other higher cost funding sources.

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
     As of June 30, 2006, the Company’s management, with the participation of its Chairman and Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of the changes in internal control over financial reporting as of June 30, 2006, the Company’s management excluded the evaluation of the disclosure controls and procedures of TexasBanc Holding Co., the parent company of TexasBank, which was acquired by the Company on March 24, 2006.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     The Company was informed on June 7, 2006 that the U.S. Department of Justice (the “DOJ”) might institute a civil suit in the U.S. District Court for the Northern District of Alabama against Compass Bank regarding its indirect auto lending practices as part of the DOJ’s investigation of possible discrimination under the Equal Credit Opportunity Act. The investigation is focused on Compass Bank’s indirect auto lending activity to non-married co-applicants between May 2001 and May 2003. The Company believes Compass Bank’s indirect auto lending operations have complied at all times with the fair lending laws and is cooperating fully with the DOJ to resolve this matter. Management does not expect the ultimate resolution to have a material adverse impact on its results of operations or financial condition.
     Additionally, in the ordinary course of business, the Company is subject to legal proceedings, which involve claims for substantial monetary relief. Based upon the advice of legal counsel, management is of the opinion that any legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A — Risk Factors
     There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the period ended December 31, 2005 in response to Item 1A. to Part 1 of Form 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased
	Shares Purchased (1)	Paid Per Share	Announced Program (2)	Under the Program (2)
April 1, 2006 — April 30, 2006	4,884	$51.45	—	3,088,600
May 1, 2006 — May 31, 2006	384	53.26	—	3,088,600
June 1, 2006 — June 30, 2006	164,258	48.60	163,570	2,925,030

Total	169,526	$48.69	163,570

(1)	This column includes (a) purchases of the Company’s common stock under the Company’s publicly announced share repurchase program described in (2) below and (b) the surrender to the Company by plan participants of shares of common stock to satisfy the exercise price and tax withholdings related to the exercise of employee stock options and restricted stock during the period indicated.

(2)	In 2003, the Company announced that its Board of Directors authorized management to purchase approximately 4.1 million shares of the Company’s outstanding common stock.
Item 4 — Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting was held April 17, 2006 at which the shareholders of the Company voted upon (i) the election of three directors and (ii) the approval and ratification of the 2006 Incentive Compensation Plan.
i.	Election of Directors: Charles W. Daniel, William Eugene Davenport, Charles E. McMahen were elected upon receipt of the following votes for / withheld, respectively, 101,280,436 / 3,510,110, 100,952,363 / 3,838,183, and 103,431,777 / 1,358,769.

ii.	Approval and ratification of the 2006 Incentive Compensation Plan: The Compass Bancshares, Inc. 2006 Incentive Compensation Plan was approved and ratified by the shareholders upon receipt of the following votes for/against/abstain, respectively, 64,933,363 / 7,886,031 / 1,149,574.

Item 5 — Other Information
Named Executive Officers
     On February 20, 2006, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved the following items of compensation for the Company’s Chief Executive Officer and the other four most highly compensated executive officers as of the end of the 2005 fiscal year (the “Named Executive Officers”):
     2006 Annual Base Salaries and 2005 Bonus Awards. The Compensation Committee approved the following annual base salaries, calculated from January 1, 2006 and cash bonus payments for performance in fiscal year 2005 for the Named Executive Officers: D. Paul Jones, Jr. — Chairman and Chief Executive Officer, annual base salary of $975,000 and 2005 cash bonus payment of $1,950,000; Garrett R. Hegel — Chief Financial Officer, annual base salary of $475,000 and 2005 cash bonus payment of $424,057; James D. Barri — Executive Vice President, annual base salary of $440,000 and 2005 cash bonus payment of $330,458; Clayton D. Pledger — Executive Vice President, annual base salary of $360,000 and 2005 cash bonus payment of $343,334; and G. Ray Stone — Senior Executive Vice President, annual base salary of $360,000 and 2005 cash bonus payment of $347,006.
     A description of the performance criteria applicable for the determination of fiscal year 2005 bonuses, which were previously approved by the Compensation Committee, is included in Item 5 — Other Information of the Company’s Form 10-Q for the quarter ended March 31, 2005.
     Performance Criteria for 2006 Bonus Awards. The Compensation Committee approved the performance measures for determination of Named Executive Officer cash bonus awards for the 2006 fiscal year under the 2006 Management and Executive Compensation Plan (the “Plan”). Under the Plan, the bonus awards payable for the 2006 fiscal year, if any, will vary depending on the extent to which actual performance meets, exceeds or falls short of the performance criteria approved by the Compensation Committee. The performance measures applicable to all bonus awards under the Plan for 2006 are earnings per share growth (85% weight) and return on common equity (15% weight). The maximum bonus opportunity established by the Compensation Committee for Mr. Jones is 200 percent of his 2006 base salary, and the maximum bonus opportunity for the other Named Executive Officers is 100 percent of their respective 2006 base salaries.
Director Compensation
     On February 20, 2006, the Board of Directors approved the following compensation schedule for non-employee directors for the 2006 fiscal year: (1) a monthly cash retainer of $2,083.33 (with an additional $666.66 for the Audit Committee Chairman and $333.33 for other committee chairmen), (2) $1,750 for each board meeting attended, (3) $1,300 for each committee meeting attended, (4) an annual stock option grant covering 2,000 shares of the Company’s common stock, exercisable over 10 years at the closing price of the Company’s common stock on the date of the annual stockholders’ meeting, (5) reimbursement of reasonable out-of-pocket expenses incurred for attendance at board, committee and stockholder meetings and other business related expenses (including the travel expenses of spouses if they are specifically invited to attend the meeting for appropriate business purposes), and (6) use of the Company’s aircraft if available and approved in advance by the Chief Executive Officer. In order to encourage share ownership in the Company and the long-term retention of those shares, each director has the option to receive monthly retainers and attendance fees in cash or to have all or a portion of those fees paid into an account for the purchase of the Company’s common stock under the Company’s Director & Executive Stock Purchase Plan, which provides for an additional matching contribution from the Company of 45 percent and a “gross-up” to reimburse the directors for all federal and state income tax obligations attributable to the matching contributions.
Item 6 — Exhibits
(3)	Articles of Incorporation and By-Laws of Compass Bancshares, Inc.
(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3.1 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

Exhibits — continued
(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.3 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(d)	Certificate of Amendment, dated November 3, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.4 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(e)	Certificate of Amendment, dated September 16, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(f)	Certificate of Amendment, dated May 15, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(h)	Bylaws of Compass Bancshares, Inc. as amended and restated as of March 15, 1982 and amended on February 17, 1986 and February 15, 1988
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
Instruments defining the rights of the holders of long-term debt of Compass Bancshares, Inc. and its subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. Compass Bancshares, Inc. hereby agrees to furnish copies of such instruments to the Commission upon request.
(10)	Material Contracts
(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996 with the Commission) *

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999 with the Commission) *

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(e)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(f)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-15373, filed November 1, 1996 with the Commission) *

(g)	Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

Exhibits — continued
(h)	First Amendment to Employment Agreement, dated March 31, 1997, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(i)	First Amendment to Employment Agreement, dated April 14, 1997, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(j)	First Amendment to Employment Agreement, dated April 18, 1997, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(l)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(m)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(n)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(o)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(o) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(p)	Compass Bancshares, Inc. Employee Stock Ownership Benefit Restoration Plan, as amended and restated as of January 1, 2003 (incorporated by reference to Exhibit 10(p) to Compass Bancshares, Inc.’s March 31, 2006 Form 10-Q, file number 001-31272, filed May 8, 2006 with the Commission) *

(q)	Compass Bancshares, Inc. Supplemental Retirement Plan, dated May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission) *

(r)	Deferred Compensation Plan for Compass Bancshares, Inc., as amended and restated as of January 1, 2005 *

(s)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, as amended and restated as of January 1, 2005 *

(t)	Compass Bancshares, Inc. Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission) *

(u)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission) *

(v)	2005 Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

Exhibits — continued
(w)	2005 Form of Amendment Number One to the Performance Contingent Restricted Stock Award Agreement (incorporated by reference to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed October 21, 2005 with the Commission) *

(x)	2005 Form of Incentive Stock Option Agreement (D. Paul Jones, Jr.) (incorporated by reference to Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(y)	2005 Form of Incentive Stock Option Agreement (G. Ray Stone) (incorporated by reference to Exhibit 10.3 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(z)	2005 Form of Incentive Stock Option Agreement (Garrett R. Hegel, James D. Barri and Clayton D. Pledger) (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(aa)	Compass Bancshares, Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-135154, filed June 20, 2006 with the Commission) *

(ab)	2006 Form of Performance Contingent Restricted Stock Agreement (D. Paul Jones, Jr.) (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(ac)	2006 Form of Performance Contingent Restricted Stock Agreement (G. Ray Stone) (incorporated by reference to Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(ad)	2006 Form of Performance Contingent Restricted Stock Agreement (Garrett R. Hegel, James D. Barri and Clayton D. Pledger) (incorporated by reference to Exhibit 10.3 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(ae)	2006 Form of Incentive Stock Option Agreement (D. Paul Jones, Jr.) (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(af)	2006 Form of Incentive Stock Option Agreement (G. Ray Stone) (incorporated by reference to Exhibit 10.5 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission)*

(ag)	2006 Form of Incentive Stock Option Agreement (Garrett R. Hegel, James D. Barri and Clayton D. Pledger) (incorporated by reference to Exhibit 10.6 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(ah)	Form of Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(cc) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission) *

(ai)	Summary of Compensation Arrangements for Named Executive Officers and Directors *

(aj)	Distribution Agreement, dated March 13, 2006, among Compass Bank and Compass Bancshares, Inc., and Citigroup Global Markets Inc., Keefe, Bruyette & Woods, Inc. Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Sandler O’Neill & Partners, L.P. as agents (incorporated by reference to Exhibit 10(ae) to Compass Bancshares, Inc.’s March 31, 2006 Form 10-Q, file number 001-31272, filed May 8, 2006 with the Commission)

Exhibits — continued
(ak)	Issuing and Paying Agency Agreement, dated March 13, 2006, between Compass Bank, as issuer, and Compass Bank, as issuing and paying agent (incorporated by reference to Exhibit 10(af) to Compass Bancshares, Inc.’s March 31, 2006 Form 10-Q, file number 001-31272, filed May 8, 2006 with the Commission)

(31)(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(31)(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer

(32)(a)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(32)(b)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer
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

August 8, 2006	By:	/s/ Garrett R. Hegel

Date		Garrett R. Hegel
Chief Financial Officer