Form 10-Q
period 2006-09-30
COMPASS BANCSHARES INC
filed 2006-11-07
CIK 18568

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006

Common Stock, $2 Par Value	129,830,625

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1 — Financial Statements
COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$691,615	$805,556
Federal funds sold and securities purchased under agreements to resell	52,453	46,393
Trading account assets	85,813	76,559
Investment securities available for sale	4,513,604	4,704,375
Investment securities held to maturity (fair value of $1,995,538 and $2,212,273 for 2006 and 2005, respectively)	2,034,972	2,245,942
Loans	24,537,734	21,372,215
Allowance for loan losses	(292,012)	(267,173)

Net loans	24,245,722	21,105,042
Premises and equipment, net	595,163	547,195
Bank owned life insurance	469,367	441,226
Goodwill	675,503	316,197
Other assets	592,999	509,747

Total assets	$33,957,211	$30,798,232

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$6,629,492	$6,097,881
Interest bearing	16,193,157	14,286,234

Total deposits	22,822,649	20,384,115
Federal funds purchased and securities sold under agreements to repurchase	2,520,674	3,102,572
Other short-term borrowings	1,278,401	652,750
FHLB and other borrowings	4,211,359	4,111,462
Accrued expenses and other liabilities	375,884	311,304

Total liabilities	31,208,967	28,562,203

Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; issued — none)	—	—
Common stock of $2 par value:
Authorized — 300,000,000 shares
Issued — 135,216,616 shares in 2006 and 133,950,243 shares in 2005	270,433	267,900
Treasury stock, at cost (5,533,478 shares in 2006 and 10,411,684 shares in 2005)	(202,622)	(377,327)
Surplus	403,562	300,375
Retained earnings	2,312,687	2,121,310
Accumulated other comprehensive loss	(33,729)	(63,156)
Loans to finance stock purchases	(2,087)	(1,262)
Unearned restricted stock	—	(11,811)

Total shareholders’ equity	2,748,244	2,236,029

Total liabilities and shareholders’ equity	$33,957,211	$30,798,232

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$461,937	$321,087	$1,267,569	$884,110
Interest on investment securities available for sale	52,164	48,049	154,528	139,911
Interest on investment securities held to maturity	24,370	29,550	76,224	91,805
Interest on federal funds sold and securities purchased under agreements to resell	686	391	1,959	1,020
Interest on trading account assets	299	222	837	577

Total interest income	539,456	399,299	1,501,117	1,117,423
Interest expense:
Interest on deposits	142,441	68,634	368,160	177,193
Interest on federal funds purchased and securities sold under agreements to repurchase	45,270	37,194	118,135	92,886
Interest on other short-term borrowings	7,564	1,418	22,822	2,922
Interest on FHLB and other borrowings	57,605	44,942	157,481	129,268

Total interest expense	252,880	152,188	666,598	402,269

Net interest income	286,576	247,111	834,519	715,154
Provision for loan losses	24,226	34,195	68,660	82,268

Net interest income after provision for loan losses	262,350	212,916	765,859	632,886
Noninterest income:
Service charges on deposit accounts	81,155	78,448	235,640	220,024
Card and merchant processing fees	29,065	24,496	83,445	70,100
Insurance commissions	14,855	13,888	47,936	45,182
Retail investment sales	11,188	8,748	31,512	25,977
Asset management fees	8,301	7,386	24,457	21,093
Corporate and correspondent investment sales	5,984	7,037	16,820	16,391
Bank owned life insurance	5,246	4,396	15,340	12,852
Gain on prepayment of FHLB advances	—	—	14,893	—
Investment securities (losses) gains, net	—	—	(14,889)	79
Gain on sale of business	—	—	—	4,791
Trading gains (losses) and settlements on economic hedge swaps	—	(4,149)	—	669
Other	23,056	26,246	70,406	74,734

Total noninterest income	178,850	166,496	525,560	491,892
Noninterest expense:
Salaries, benefits and commissions	145,340	122,979	425,659	363,085
Equipment	23,437	21,048	67,570	61,277
Net occupancy	19,457	17,036	55,290	50,521
Professional services	15,851	15,154	46,651	44,388
Marketing	12,816	10,505	39,315	33,866
Communications	6,752	5,400	18,525	16,323
Amortization of intangibles	3,456	1,541	8,494	4,656
Merger and integration	1,840	454	9,689	923
Other	36,609	33,279	104,585	96,824

Total noninterest expense	265,558	227,396	775,778	671,863

Net income before income tax expense	175,642	152,016	515,641	452,915
Income tax expense	56,875	51,296	173,594	153,223

Net income	$118,767	$100,720	$342,047	$299,692

Basic earnings per share	$0.92	$0.81	$2.69	$2.42
Basic weighted average shares outstanding	129,040	123,947	127,158	123,619
Diluted earnings per share	$0.90	$0.80	$2.63	$2.37
Diluted weighted average shares outstanding	131,799	126,877	129,893	126,487
Dividends declared per share	$0.39	$0.35	$1.17	$1.05
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity
For the Nine Months Ended September 30, 2006 and 2005
(In Thousands)
(Unaudited)

					Accumulated
					Other		Total
	Common	Treasury		Retained	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Other	Equity	Income
Balance, January 1, 2005	$265,806	$(333,351)	$264,400	$1,894,546	$(23,376)	$(11,680)	$2,056,345

Net income	—	—	—	299,692	—	—	299,692	$299,692
Net change in unrealized losses on securities available for sale, net of tax	—	—	—	—	(31,429)	—	(31,429)	(31,429)
Net change in accumulated losses on cash-flow hedging instruments, net of tax	—	—	—	—	2,360	—	2,360	2,360

Comprehensive income								$270,623

Common dividends declared ($1.05 per share)	—	—	—	(130,330)	—	—	(130,330)
Exercise of stock options and other issuances	1,510	—	17,957	(1,112)	—	—	18,355
Issuances of restricted stock, net of cancellations	250	—	4,932	—	—	(5,182)	—
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(193)	(193)
Issuance of treasury stock for acquisitions, stock options and employee benefit plans	—	14,557	3,645	—	—	—	18,202
Amortization of restricted stock	—	—	—	—	—	3,479	3,479
Purchase of treasury stock	—	(1,904)	—	—	—	—	(1,904)

Balance, September 30, 2005	$267,566	$(320,698)	$290,934	$2,062,796	$(52,445)	$(13,576)	$2,234,577

Balance, January 1, 2006	$267,900	$(377,327)	$300,375	$2,121,310	$(63,156)	$(13,073)	$2,236,029

Adoption of SFAS No. 123R	—	—	(11,811)	—	—	11,811	—
Net income	—	—	—	342,047	—	—	342,047	$342,047
Net change in unrealized losses on securities available for sale, net of tax	—	—	—	—	17,183	—	17,183	17,183
Net change in accumulated losses on cash-flow hedging instruments, net of tax	—	—	—	—	12,296	—	12,296	12,296
Net change in additional minimum pension liability, net of tax	—	—	—	—	(52)	—	(52)	(52)

Comprehensive income								$371,474

Common dividends declared ($1.17 per share)	—	—	—	(149,232)	—	—	(149,232)
Exercise of stock options and other issuances	2,196	—	29,693	(1,438)			30,451
Issuances of restricted stock, net of cancellations	337		(337)	—	—	—	—
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(825)	(825)
Issuance of treasury stock for acquisitions and stock options	—	185,080	77,306	—	—	—	262,386
Amortization of restricted stock and stock option grants	—	—	8,336	—	—	—	8,336
Purchase of treasury stock	—	(10,375)	—	—	—	—	(10,375)

Balance, September 30, 2006	$270,433	$(202,622)	$403,562	$2,312,687	$(33,729)	$(2,087)	$2,748,244

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating Activities:
Net income	$342,047	$299,692
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	78,568	75,533
Amortization of stock-based compensation	8,336	3,479
Accretion of discount and loan fees	(14,019)	(6,479)
Provision for loan losses	68,660	82,268
Net change in trading account assets	(8,903)	4,140
Net loss (gain) on sale of investment securities available for sale	14,889	(79)
Gain on prepayment of FHLB advances	(14,893)	—
Gain on sale of business	—	(4,791)
Increase in other assets	(63,889)	(63,713)
Increase in accrued expenses and other liabilities	44,021	114,405

Net cash provided by operating activities	454,817	504,455

Investing Activities:
Proceeds from prepayments, maturities and calls of investment securities held to maturity	286,398	413,086
Purchases of investment securities held to maturity	(10,193)	(5,000)
Proceeds from sales of investment securities available for sale	809,050	50,870
Proceeds from prepayments, maturities and calls of investment securities available for sale	683,137	520,399
Purchases of investment securities available for sale	(1,211,216)	(744,377)
Net decrease in federal funds sold and securities purchased under agreements to resell	18,828	10,723
Net increase in loan portfolio	(1,834,645)	(2,066,949)
Net cash paid in acquisitions	(190,071)	(202)
Net cash received in sale of business	—	4,726
Purchases of premises and equipment, net	(61,126)	(49,777)
Proceeds from sales of other real estate owned	9,069	15,841

Net cash used by investing activities	(1,500,769)	(1,850,660)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	574,994	633,014
Net increase in time deposits	385,229	1,158,250
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(602,776)	(126,806)
Net increase in other short-term borrowings	622,963	19,305
Proceeds from FHLB advances and other borrowings	1,576,186	396,902
Repayment of FHLB advances and other borrowings	(1,504,745)	(400,376)
Common dividends paid	(149,359)	(165,702)
Purchase of treasury stock	(2,339)	(1,904)
Issuance of treasury stock for benefit plans and stock options	2,232	4,493
Repayment of loans to finance stock purchases	872	491
Proceeds from exercise of stock options	28,754	17,671

Net cash provided by financing activities	932,011	1,535,338

Net (decrease) increase in cash and due from banks	(113,941)	189,133
Cash and due from banks at beginning of period	805,556	585,679

Cash and due from banks at end of period	$691,615	$774,812

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$13,518	$8,428
Loans to facilitate the sale of other real estate owned	375	780
Loans to finance stock purchases	1,697	684
Change in unrealized loss on available for sale investment securities	30,749	(47,593)
Issuance of restricted stock, net of cancellations	11,532	5,182
Treasury stock exchanged for acquisition earnout	6,269	5,840
Treasury stock purchased for deferred compensation plan	8,143	—
Allowance transferred to other liabilities	—	12,189
Business combinations and divestitures:
Common stock issued from treasury stock	253,992	7,869
Assets acquired	2,012,632	8,092
Liabilities assumed	1,568,569	21
Assets sold	—	13
Liabilities sold	—	78
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
     Goodwill Calculation and Impairment: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill on an annual basis or more frequently if events or circumstances indicate that there may have been impairment. This goodwill impairment test was executed in the third quarter of 2006. The goodwill impairment test estimates the fair value of each reporting unit through the use of a discounted cash flows model and compares this fair value to the reporting unit’s carrying value. The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations. The goodwill impairment test indicated and management believes goodwill is not impaired and is properly recorded in the financial statements.
Stock-Based Compensation
     The Company historically accounted for its long-term incentive compensation plans in accordance with the requirements specified in SFAS 123, Accounting for Stock-Based Compensation. As permitted under SFAS 123, the Company elected to apply Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic value method in accounting for share-based compensation plans. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123R, Share-Based Payments, which requires that all share-based awards to employees be recognized in the income statement based on their fair values. As a result, beginning on January 1, 2006, the expense associated with these share-based awards is included in the Company’s Consolidated Statements of Income. The adoption of SFAS 123R resulted in the recognition of $1.0 million and $2.5 million in compensation expense related to stock options for the three and nine months ended September 30, 2006, respectively.
     The following table discloses, for the three and nine months ended September 30, 2005, the amount of share-based award expense the Company would have recognized had it adopted SFAS 123R retroactively (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income:
As reported	$100,720	$299,692
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax	1,485	5,527

Pro forma net income	$99,235	$294,165

Basic earnings per share:
As reported	$0.81	$2.42
Pro forma	0.80	2.38
Diluted earnings per share:
As reported	$0.80	$2.37
Pro forma	0.79	2.33
     The fair value of each share-based award is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for awards granted in 2005: dividend yield of 4.12 percent; expected volatility of 0.238; risk-free interest rate of 3.93 percent and an expected life of 5.4 years. The Company’s share-based awards granted in 2005 originally vested either entirely at the end of the third year after grant or

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
50 percent at the end of the first year and 25 percent at the end of each of the next two years. However, in the fourth quarter of 2005, the Company accelerated the vesting provisions of the outstanding stock options of the Company, excluding options issued to senior management and certain options issued in connection with initial employment. The compensation expense related to the non-accelerated options will be recognized as compensation expense over the remaining vesting period. Options expire ten years after the date of grant.
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
     The purchase price was preliminarily allocated to the assets acquired and liabilities assumed. The following table summarizes the amounts assigned to each major asset and liability caption at the acquisition date (in thousands). The final allocation of the purchase price will be adjusted as the integration process continues and additional information becomes available. As of September 30, 2006, there were no significant changes to the initial allocated purchase price.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In Thousands Except Per Share Data)
Interest income	$539,456	$425,901	$1,528,541	$1,189,412
Interest expense	252,880	158,247	675,023	417,686

Net interest income	286,576	267,654	853,518	771,726
Provision for loan losses	24,226	35,418	69,176	84,996

Net interest income after provision for loan losses	262,350	232,236	784,342	686,730
Noninterest income	178,850	172,173	530,600	508,845
Noninterest expense	265,558	244,209	815,192	718,096

Net income before income tax expense	175,642	160,200	499,750	477,479
Income tax expense	56,875	53,994	169,226	161,663

Net income	$118,767	$106,206	$330,524	$315,816

Basic earnings per share	$0.92	$0.82	$2.57	$2.46

Diluted earnings per share	$0.90	$0.81	$2.52	$2.40

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
     Several of the Company’s acquisition agreements include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At September 30, 2006, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $10 million, primarily in the form of the Company’s common stock.
Divestitures
     During the first quarter of 2005, the Company completed the sale of a non-core business unit that specialized in the brokerage of oil and gas properties. A gain of $4.8 million was recognized on the sale and is included in noninterest income in the Consolidated Statements of Income for the nine month period ended September 30, 2005.
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
     The Company owns all of the outstanding common stock of each of the three trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent Company (“Capital Securities”). These Capital Securities are the trusts’ only assets and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. In 2003, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trusts’ Trust Preferred Securities. The Capital Securities are included as FHLB and other borrowings in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005.

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
Class B Preferred Stock
     In December 2000, a subsidiary of the Parent Company issued $21 million of Class B Preferred Stock (“Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at both September 30, 2006 and December 31, 2005. The Preferred Stock qualifies as Tier I Capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
     The Preferred Stock is redeemable for cash, at the option of the subsidiary, in whole or in part, at any time on or after June 15, 2021. Prior to June 15, 2021, the Preferred Stock is not redeemable, except that prior to such date, the Preferred Stock may be redeemed for cash, at the option of the subsidiary, in whole but not in part, only upon the occurrence of certain tax or regulatory events. Any such redemption is subject to the prior approval of the Board of Governors of the Federal Reserve. The Preferred Stock is not redeemable at the option of the holders thereof at any time. The Preferred Stock is included as FHLB and other borrowings in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005.
     The Company’s Capital Securities and Preferred Stock are summarized below.

	Maturity	September 30,	December 31,
	Dates	2006	2005
		(In Thousands)
Capital Securities:
8.23% debentures payable to Compass Trust I *	2027	$103,093	$103,093
7.35% debentures payable to Compass Trust III *	2032	309,279	309,279
LIBOR plus 2.60% floating rate debentures payable to TexasBanc Capital Trust I *	2034	25,774	—
Fair value of and unamortized fees on hedged capital securities	2027, 2032	(1,828)	(1,969)
Class B Preferred Stock		18,126	18,077

Total Capital Securities and Preferred Stock		$454,444	$428,480

*	- Majority of amounts qualify for Tier I Capital
Subordinated Debentures
     On March 16, 2006, Compass Bank, the lead bank subsidiary of the Company, issued $275 million in aggregate principal amount of 5.90 percent Subordinated Bank Notes. The Subordinated Bank notes are included in FHLB and other borrowings in the Consolidated Balance Sheet as of September 30, 2006.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 4 — Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In Thousands Except Per Share Data)
BASIC EARNINGS PER SHARE:
Net income	$118,767	$100,720	$342,047	$299,692

Weighted average shares outstanding	129,040	123,947	127,158	123,619

Basic earnings per share	$0.92	$0.81	$2.69	$2.42

DILUTED EARNINGS PER SHARE:
Net income	$118,767	$100,720	$342,047	$299,692

Weighted average shares outstanding	129,040	123,947	127,158	123,619
Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using the average market price for the period	2,759	2,930	2,735	2,868

Weighted average diluted shares outstanding	131,799	126,877	129,893	126,487

Diluted earnings per share	$0.90	$0.80	$2.63	$2.37

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
     The Retail Banking segment serves the Company’s consumer customers through its 412 full-service banking centers and through the use of alternative delivery channels such as personal computer and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit and debit cards, deposit accounts, insurance products, mutual funds, and brokerage services. In addition, Retail Banking serves the Company’s small business customers and the Company’s indirect automobile portfolio.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
     The following table presents information for the Company’s segments as of and for the three and nine months ended September 30, 2006 and 2005.
For the Three Months Ended September 30, 2006
(In Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$123,182	$122,073	$15,799	$7,707	$17,815	$286,576
Noninterest income	35,436	126,868	11,046	7,132	(1,632)	178,850
Noninterest expense	61,671	129,759	13,410	4,919	55,799	265,558

Segment income (loss)	$96,947	$119,182	$13,435	$9,920	$(39,616)	199,868

Provision for loan losses						24,226

Net income before income tax expense						175,642
Income tax expense						56,875

Net income						$118,767

Balance Sheet
Average assets	$14,098,428	$9,176,386	$1,597,249	$7,137,562	$1,789,477	$33,799,102
Average loans	14,038,979	8,994,104	1,596,488	—	(180,786)	24,448,785
Average deposits	5,962,758	12,887,318	1,326,407	2,592,740	(100,975)	22,668,248

Period-end assets	$14,375,146	$9,275,194	$1,586,025	$7,179,724	$1,541,122	$33,957,211
Period-end loans	14,131,337	9,010,612	1,573,692	—	(177,907)	24,537,734
Period-end deposits	5,971,935	13,274,095	1,546,132	2,136,205	(105,718)	22,822,649
For the Three Months Ended September 30, 2005
(In Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$96,863	$110,268	$13,862	$8,743	$17,375	$247,111
Noninterest income	35,988	118,653	9,527	3,434	(1,106)	166,496
Noninterest expense	51,805	109,784	11,903	5,460	48,444	227,396

Segment income (loss)	$81,046	$119,137	$11,486	$6,717	$(32,175)	186,211

Provision for loan losses						34,195

Net income before income tax expense						152,016
Income tax expense						51,296

Net income						$100,720

Balance Sheet
Average assets	$10,678,630	$8,854,443	$1,361,038	$7,586,014	$1,288,069	$29,768,194
Average loans	10,646,541	8,657,905	1,361,449	—	(246,022)	20,419,873
Average deposits	4,781,285	10,308,696	1,193,899	2,385,203	(34,388)	18,634,695

Period-end assets	$11,056,421	$9,068,675	$1,432,297	$7,495,515	$1,080,927	$30,133,835
Period-end loans	10,881,742	8,782,773	1,421,202	—	(243,927)	20,841,790
Period-end deposits	4,950,555	10,717,676	1,191,743	2,017,815	(43,563)	18,834,226

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2006
(In Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$349,147	$361,159	$46,444	$29,114	$48,655	$834,519
Noninterest income	109,409	364,290	32,339	22,267	(2,745)	525,560
Noninterest expense	178,390	378,984	40,608	15,703	162,093	775,778

Segment income (loss)	$280,166	$346,465	$38,175	$35,678	$(116,183)	584,301

Provision for loan losses						68,660

Net income before income tax expense						515,641
Income tax expense						173,594

Net income						$342,047

Balance Sheet
Average assets	$13,131,364	$9,029,837	$1,550,963	$7,194,649	$1,729,441	$32,636,254
Average loans	13,078,480	8,847,053	1,550,658	—	(124,441)	23,351,750
Average deposits	5,572,968	12,261,221	1,290,538	2,763,057	(24,693)	21,863,091

Period-end assets	$14,375,146	$9,275,194	$1,586,025	$7,179,724	$1,541,122	$33,957,211
Period-end loans	14,131,337	9,010,612	1,573,692	—	(177,907)	24,537,734
Period-end deposits	5,971,935	13,274,095	1,546,132	2,136,205	(105,718)	22,822,649
For the Nine Months Ended September 30, 2005
(In Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$282,310	$325,200	$40,822	$21,241	$45,581	$715,154
Noninterest income	114,713	332,008	28,383	22,673	(5,885)	491,892
Noninterest expense	151,019	324,739	35,419	15,043	145,643	671,863

Segment income (loss)	$246,004	$332,469	$33,786	$28,871	$(105,947)	535,183

Provision for loan losses						82,268

Net income before income tax expense						452,915
Income tax expense						153,223

Net income						$299,692

Balance Sheet
Average assets	$10,418,727	$8,414,596	$1,319,014	$7,660,974	$1,324,962	$29,138,273
Average loans	10,402,759	8,228,825	1,320,354	—	(271,525)	19,680,413
Average deposits	4,754,642	10,000,127	1,199,714	2,233,936	(31,661)	18,156,758

Period-end assets	$11,056,421	$9,068,675	$1,432,297	$7,495,515	$1,080,927	$30,133,835
Period-end loans	10,881,742	8,782,773	1,421,202	—	(243,927)	20,841,790
Period-end deposits	4,950,555	10,717,676	1,191,743	2,017,815	(43,563)	18,834,226

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6 — Loans and Allowance for Loan Losses
     The following presents the composition of the loan portfolio at September 30, 2006 and December 31, 2005.

	September 30,	December 31,
	2006	2005
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$4,390,920	$3,896,207
Real estate — construction	6,217,848	4,233,148
Commercial real estate — mortgage	4,308,041	4,080,164

Total commercial loans	14,916,809	12,209,519
Consumer loans:
Residential real estate — mortgage	2,369,541	1,916,951
Equity lines of credit	1,738,499	1,614,608
Equity loans	1,372,921	1,160,481
Credit card	507,677	523,148
Consumer — direct	486,721	423,278
Consumer — indirect	3,145,566	3,524,230

Total consumer loans	9,620,925	9,162,696

Total	$24,537,734	$21,372,215

     A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In Thousands)
Balance at beginning of period	$289,143	$254,708	$267,173	$258,339
Add: Provision charged to income	24,226	34,195	68,660	82,268
Allowance acquired (transferred)	—	—	11,179	(12,189)
Deduct: Net charge-offs (recoveries):
Commercial, financial and agricultural	3,472	4,982	8,728	8,230
Real estate — construction	199	98	467	353
Commercial real estate — mortgage	352	541	1,797	1,221
Residential real estate — mortgage	1,448	331	1,950	1,106
Equity lines of credit	323	564	1,057	1,224
Equity loans	324	736	543	1,556
Credit card	5,625	8,331	15,768	25,433
Consumer — direct	3,974	4,739	7,080	8,796
Consumer— indirect	5,640	8,069	17,610	19,987

Total net charge-offs	21,357	28,391	55,000	67,906

Balance at end of period	$292,012	$260,512	$292,012	$260,512

     Nonperforming assets at September 30, 2006 and December 31, 2005 are detailed in the following table.

	September 30,	December 31,
	2006	2005
	(In Thousands)
Nonaccrual loans	$49,340	$47,578
Renegotiated loans	3,267	698

Total nonperforming loans	52,607	48,276
Other real estate, net	15,886	11,510

Total nonperforming assets	$68,493	$59,786

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 — Securitized Assets
     The Company enters into securitization transactions involving its residential loan portfolio, including home equity loans, and participations in the guaranteed portion of its Small Business Administration loans. The sale of the participations in the guaranteed portion of Small Business Administration loans are to external investors. Generally, the residential loan portfolio securitization activities are not sold to external investors, but rather are securitized and reclassified from loans to investment securities. These assets, which the Company continues to manage and service, approximated $1.0 billion and $1.2 billion at September 30, 2006 and December 31, 2005, respectively.
     Nonaccrual loans and accruing loans 90 days or more past due totaling $7 million and $12 million were included in securitized assets at September 30, 2006 and December 31, 2005, respectively. Also included in securitized assets were $2 million and $3 million of foreclosed assets at September 30, 2006 and December 31, 2005, respectively.
NOTE 8 — Investments
     The table below discloses the market value and the gross unrealized losses of the Company’s available for sale securities in a loss position at both September 30, 2006 and December 31, 2005 and aggregates this information by investment category and length of time the individual securities have been in an unrealized loss position.

			September 30, 2006
	Securities in a loss position		Securities in a loss position
	for less than 12 months		for 12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$9,938	$8	$9,866	$112	$19,804	$120
Mortgage-backed pass-through securities	158,465	786	345,955	11,705	504,420	12,491
Collateralized mortgage obligations	173,777	758	2,465,178	60,370	2,638,955	61,128
States and political subdivisions	—	—	29,442	355	29,442	355
Equity securities	—	—	—	—	—	—

Total	$342,180	$1,552	$2,850,441	$72,542	$3,192,621	$74,094

			December 31, 2005
	Securities in a loss position		Securities in a loss position
	for less than 12 months		for 12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$44,845	$138	$55	$1	$44,900	$139
Mortgage-backed pass-through securities	150,147	2,312	276,093	10,136	426,240	12,448
Collateralized mortgage obligations	902,859	13,080	2,644,937	65,567	3,547,796	78,647
States and political subdivisions	35,369	758	—	—	35,369	758
Equity securities	—	—	—	—	—	—

Total	$1,133,220	$16,288	$2,921,085	$75,704	$4,054,305	$91,992

     Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale portfolio at September 30, 2006, represents an other-than-temporary impairment. The unrealized losses reported for collateralized mortgage obligations and mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and were individually not significant relative to their respective amortized cost. Additionally, the Company has the ability and intent to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.
     Additionally, at September 30, 2006, the Company had approximately $45 million in unrealized losses on investment securities held to maturity. Management does not believe any individual unrealized loss in the Company’s investment securities held to maturity portfolio as of September 30, 2006, represents an other-than-temporary impairment. The

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
majority of these losses relate to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and were individually not significant relative to their respective amortized cost. Additionally, the Company has the ability and intent to hold these securities until maturity when full repayment would be received.
NOTE 9 — Derivatives, Hedging and Off-Balance Sheet Activities
Accounting for Derivative Instruments and Hedging Activities
     The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contractual or notional amount of all derivative instruments as of September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005
		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading
		(In Thousands)
Forward and futures contracts	$317,294	$25,188	$304,233	$25,948
Interest rate swap agreements:
Pay fixed versus receive float	1,865,817	—	1,723,291	200,000
Receive fixed versus pay float	1,865,817	2,160,381	1,703,799	1,258,108
Pay float versus receive float	22,000	—	22,000	—
Written options	446,544	—	401,950	—
Purchased options	426,544	1,500,000	381,941	—
     In addition to the above table, the Company has $32 million of interest rate loan commitments related to the Company’s mortgage banking activities at both September 30, 2006 and December 31, 2005, respectively. These interest rate loan commitments relate to the origination of mortgage loans that will be held for sale and are required to be accounted for as derivative instruments by the Company in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
     For the three and nine months ended September 30, 2006 and 2005, there were no credit losses associated with derivative instruments.
     The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both September 30, 2006 and December 31, 2005. These derivative positions are primarily executed in the over-the-counter market.

	September 30, 2006		December 31, 2005
	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value
		(In Thousands)
Cash Flow Hedges:
Interest rate swap agreements	850,000	475	$400,000	$(1,110)
Floors and caps purchased	1,500,000	34,556	—	—
Fair Value Hedges:
Interest rate swap agreements	1,310,381	10,381	1,058,108	22,535
Forward contracts (1)	25,188	(197)	25,948	(99)

(1)	Derivatives related to the Company’s mortgage banking activities
Interest-Rate Risk
     The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the effect of the derivative instrument.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Fair-Value Hedges
     The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. For the three and nine months ended September 30, 2006, the Company recognized approximately $331,000 of fair value hedging gains and $277,000 of fair-value hedging losses, respectively, as a result of hedge ineffectiveness. There were no fair-value hedging gains or losses recognized for the three or nine months ended September 30, 2005, as a result of hedge ineffectiveness. The Company recognized a decrease in interest expense of $417,000 and $3.6 million for the three months ended September 30, 2006 and 2005, respectively and a decrease of $7.0 million and $11.1 million for the nine months ended September 30, 2006 and 2005, respectively, related to interest rate swaps accounted for as fair value hedges. At September 30, 2006, the fair value hedges had a carrying value of $10 million and a weighted average remaining term of 13.2 years.
     Additionally, the Company enters into forward sales commitments, which are commitments for future sales of closed mortgage loans to third parties at a specified price. The change in the value of the forward sales commitments is recognized through current period earnings. The recognition of the change in value of the closed mortgage loans depends on the effectiveness of the hedge. When hedge effectiveness is met, the change in value of the loans is recognized through current period earnings. When hedge effectiveness is not met, the change in the value of the loans is not recognized, but instead is based on the lower of cost or market guidelines. Therefore, any potential gain will not be recognized until the sale of the loan. Fair value hedging gains or losses related to the forward sales commitments were immaterial for the three and nine months ended September 30, 2006 and 2005.
Cash-Flow Hedges
     The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets and liabilities. During the third quarter of 2006, the Company purchased $1.5 billion of interest rate floors at a premium of $18 million and entered into $350 million of interest rate swap agreements. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measurement of hedge ineffectiveness is based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. The cash flow hedging gains or losses recognized as a result of hedge ineffectiveness were immaterial for the three or nine month periods ended September 30, 2006 or 2005. As of September 30, 2006, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. The Company recognized a decrease of $856,000 and $2.0 million in interest income for the three months ended September 30, 2006 and 2005, respectively, and a decrease of $4.1 million and $4.8 million in interest income for the first nine months of 2006 and 2005, respectively, related to interest rate swaps accounted for as cash flow hedges. At September 30, 2006, the cash-flow hedges not terminated had a deferred net gain of $11 million and a weighted average life of 3.1 years. Based on the current interest rate environment, none of these gains are expected to be reclassified to interest income over the next 12 months as net settlements occur.
Off-Balance Sheet Activities
     During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. The purpose of the conduit is to diversify the Company’s funding sources. Sunbelt was structured as a Qualifying Special Purpose Entity (“QSPE”), as defined by SFAS 140, with a limited business purpose of purchasing highly-rated investment grade debt securities from the Company’s trading account securities portfolio and financing its purchases through the issuance of P-1/F1 rated commercial paper. As of September 30, 2006, all assets sold to the conduit were performing and no significant gains or losses were recognized on the sale.
     At September 30, 2006, all securities held by Sunbelt were either AAA or Aaa rated by at least two of the following nationally recognized statistical ratings organizations: Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. Approximately 99 percent of the securities held by Sunbelt at September 30, 2006 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.3 billion at September 30, 2006, and $1.7 billion at December 31, 2005, respectively. The Company realized fee income of $584,000 and $1.3 million for the three months ended September 30, 2006 and 2005, respectively, and $2.5 million and $4.4 million for the nine months ended September 30, 2006 and 2005, respectively, from Sunbelt for providing various services including serving as investment advisor, liquidity provider, administrative agent and for providing a letter of credit. Receivables from Sunbelt were $1 million at September 30, 2006 and $2 million at December 31, 2005. There were no outstanding payables to Sunbelt at either September 30, 2006 or December 31, 2005. The Company, under agreements with Sunbelt, may be required to purchase

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if such an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion.
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
NOTE 10 — Shareholders’ Equity
     In 2003, the Company announced that its Board of Directors authorized a share repurchase program allowing for the purchase of 3.3 percent or approximately 4.1 million shares of the Company’s outstanding common stock. Through September 30, 2006, 1.2 million total shares had been purchased under the program. At September 30, 2006, approximately 2.9 million shares remained available for repurchase under the program. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors. Since December 31, 2005, approximately 5.0 million shares have been issued from treasury stock at a cost of $182.8 million. Of this amount, approximately 4.9 million shares were issued in connection with the acquisition of TexasBank, at a cost of $178.5 million. The remainder of the shares issued from treasury stock relate to employee benefit plans and other acquisitions.
     In February 2006, the Company increased its quarterly cash dividend 11 percent to $0.39 per common share, from $0.35 per common share in 2005.
     Accumulated other comprehensive loss included $43 million and $60 million of net unrealized losses on investment securities available for sale at September 30, 2006 and December 31, 2005, respectively. Accumulated other comprehensive loss also included $10 million of deferred gains and $2 million of deferred losses from the effective portion of cash flow hedges at September 30, 2006 and December 31, 2005, respectively, and $1 million of additional minimum pension liability, net of tax, at both September 30, 2006 and December 31, 2005.
NOTE 11 — Goodwill and Other Acquired Intangible Assets
     As of September 30, 2006, the Company had four reporting units with goodwill, including Corporate Banking with $403 million, Retail Banking with $184 million, Insurance with $70 million and Wealth Management with $19 million. During the nine months ended September 30, 2006, goodwill increased $266 million, $88 million, $4 million, and $2 million within Corporate Banking, Retail Banking, Wealth Management, and Insurance, respectively. The increases in the Corporate and Retail Banking are a result of the acquisition of TexasBank. The increases in Wealth Management and Insurance are due to the payment of contingent consideration in the current year in connection with prior acquisitions.
     Acquired intangible assets as of September 30, 2006 are detailed in the following table.

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
	(In Thousands)
Nonamortizing goodwill	$729,309	$(53,806)	$675,503

Amortizing intangible assets:
Core deposit intangibles	$71,927	$(41,997)	$29,930
Other customer intangibles	44,827	(15,724)	29,103

Total amortizing intangible assets	$116,754	$(57,721)	$59,033

     The Company recognized $3.5 million and $1.5 million in amortization expense related to amortizing intangible assets for the three months ended September 30, 2006 and 2005, respectively, and $8.5 million and $4.7 million in amortization expense for the nine months ended September 30, 2006 and 2005, respectively. Aggregate amortization expense for the years ending December 31, 2006 through December 31, 2010, is estimated to be $11.9 million, $10.9 million, $8.6 million, $7.2 million, and $6.0 million, respectively.

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
     Standby and commercial letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. As of September 30, 2006, the recorded amount of these deferred fees was $5 million. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At September 30, 2006, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby and commercial letters of credit was $1.0 billion.
     The following represents the Company’s commitments to extend credit and standby and commercial letters of credit as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(In Thousands)
Commitments to extend credit	$12,649,661	$11,498,497
Standby and commercial letters of credit	1,025,236	942,176
     At September 30, 2006, the Company has potential recourse related to FNMA securitizations of $22 million with outstanding principal balances of $193 million.
     Certain acquisition agreements, related to the acquisition of insurance agencies and an investment advisory firm, include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At September 30, 2006, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $10 million, primarily in the form of the Company’s common stock.
     There have been no material developments in the matter described in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
     Additionally, in the ordinary course of business, the Company is subject to legal proceedings, which involve claims for substantial monetary relief. Based upon the advice of legal counsel, management is of the opinion that any legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.
     The Company is subject to review and examination from various tax authorities. The Company is currently under examination by the Internal Revenue Service and a number of states, and it has received notices of proposed adjustments related to federal and state income taxes due for prior years, including a final assessment for the calendar years 2000 and 2001 from the State of Alabama. Management believes that adequate provisions for income taxes have been recorded and intends to vigorously contest the proposed adjustments and has appealed the final assessment. However, to the extent that final resolution of the proposed adjustments and appeal result in significantly different conclusions from management’s current assessment of the proposed adjustments and final assessment, the effective tax rate in any given period may be materially different from the current effective tax rate.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
NOTE 13 — Stock-Based Compensation
     At September 30, 2006, the Company had three long-term incentive compensation plans. Under the incentive compensation plans, employees may be granted options to purchase shares of the Company’s $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1999 Omnibus Incentive Compensation Plan, the 2002 Incentive Compensation Plan and the 2006 Incentive Compensation Plan, shares of the Company’s common stock have been reserved for issuance. At September 30, 2006, approximately 5.9 million shares of the Company’s common stock were available for issuance. Upon exercise, generally the Company issues shares from its unissued common stock. The options granted under the plans must be exercised within 10 years from the date of grant. The stock option agreements state that options may be exercised in whole or in part until the expiration date.
     Historically, the Company has accounted for its long-term incentive compensation plans in accordance with the requirements specified in SFAS 123, Accounting for Stock-Based Compensation. As permitted under SFAS 123, the Company elected to apply the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic value method in accounting for share-based compensation plans. Accordingly, prior to January 1, 2006 no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123R, Share-Based Payment, which requires all share-based awards to employees be recognized in the income statement based on their fair values. As a result, beginning on January 1, 2006, the expense associated with these share-based awards is included in the Company’s Consolidated Statements of Income. The Company recognized $1.0 million and $2.5 million of compensation expense related to stock options for the three and nine months ended September 30, 2006, respectively.
     The fair value of each share-based award during the nine months ended September 30, 2006 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Nine Months
Ended
September 30, 2006
Dividend Yield	3.54%
Expected volatility	0.2168
Risk-free interest rate	4.99%
Expected life	5.0 years
Forfeiture rate	3.25%
     The dividend yield assumption was based on the Company’s history and expectation of future dividend payouts. The expected volatility assumption was based on the Company’s historical stock price. The risk free interest rate assumption was based upon the U.S. Treasury yield at the time of grant for periods corresponding with the expected life of the option. The expected life assumption represents the weighted-average period the stock options are expected to remain outstanding and is based on historic exercise patterns. The forfeiture rate is based on the Company’s actual historical forfeiture experience. The Company’s share-based awards granted in 2006 either vest entirely at the end of the third year after grant or 50 percent at the end of the first year and 25 percent at the end of each of the next two years. Accordingly, the compensation expense related to these share-based awards will be recognized ratably over the respective vesting period.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     The following summary sets forth stock option related activity under the plans for the nine months ended September 30, 2006:

		Weighted		Aggregate
	Shares	Average	Contractual	Intrinsic
	Underlying	Exercise	Term	Value
	Options	Price	(years)	(In Thousands)
Outstanding, beginning of the period	8,011,142	$31.54
Granted	603,721	55.83
Exercised	(1,235,252)	28.04
Cancelled	(20,200)	42.47

Outstanding, end of the period	7,359,411	$34.08	6.19	$168,531

Exercisable, end of the period	6,268,836	$31.37	5.71	$160,545
     As of September 30, 2006, there was $6.6 million of total unrecognized compensation cost related to nonvested stock options granted under the plans, which will be amortized over the next three years. Intrinsic value represents the difference between the closing stock price of the Company’s common stock and the exercise price of the underlying stock options. Aggregate intrinsic value in the table above represents the value that would have been received by option holders if they had exercised all stock options at September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $31 million.
     In addition to stock options granted under the plans, the Company also awards restricted common stock to certain employees. The majority of restricted common stock issued either vests entirely at the end of the third year after grant or is performance based with a three-year performance period. Accordingly, the fair value of shares expected to vest is expensed over the three-year vesting or performance period. Because the restricted stock is legally issued and outstanding, the par value of the restricted stock is reflected in common stock with a corresponding offset in surplus. The Company recognized compensation expense in connection with restricted common stock awarded of $1.8 million for both the three months ended September 30, 2006 and 2005 and $6.0 million and $3.5 million for the nine months ended September 30, 2006 and 2005, respectively. A weighted average forfeiture rate of 5.91 percent was assumed in calculating the share based expensed related to restricted stock awards granted in 2006.
     A summary of the activity related to the restricted common stock since January 1, 2006 is presented below:

	Restricted	Grant Date
	Stock	Fair Value
Nonvested, beginning of the period	456,744	$45.53
Granted	245,158	54.93
Vested	(116,841)	49.25
Forfeited	(77,350)	50.15

Nonvested, end of the period	507,711	$48.51

NOTE 14 — Defined Benefit Pension Plan
     The following table provides certain information with respect to the Company’s defined benefit pension plan for the three and nine month periods ending September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands)
Service cost	$1,848	$1,902	$5,546	$5,706
Interest cost	2,524	2,381	7,573	7,145
Expected return on plan assets	(3,546)	(3,189)	(10,182)	(9,267)
Amortization of prior service cost	9	9	26	26
Amortization of net loss	764	797	2,291	2,392

Net periodic benefit cost	$1,599	$1,900	$5,254	6,002

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
NOTE 15 — Recently Issued Accounting Standards
Consolidation of Variable Interest Entities
     In January 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated in the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS 140. The Company adopted the provisions of FIN 46R on December 31, 2003. The Company’s securitization structure, as of September 30, 2006, met current QSPE standards, and therefore, was not affected by the adoption of FIN 46 or FIN 46R.
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
Accounting for Certain Loans or Debt Securities Acquired in a Transfer
     In December 2003, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. The initial adoption of this standard did not have an impact on the financial condition or the results of operations of the Company. In connection with the Company’s acquisition of TexasBank, the Company identified 19 loans with a principal balance of $18 million which fell within the scope of this SOP and are being accounted for under its provisions. The credit discount associated with these loans was $6 million at September 30, 2006.
Share-Based Payment
     In December 2004, the FASB issued SFAS 123R, Share-Based Payments, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of SFAS 123R were initially effective for all share-based awards granted after July 1, 2005, and to share-based awards modified, repurchased, or cancelled after that date. However, in April 2005, the SEC amended this requirement allowing companies to adopt the standard at the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, on January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective approach. As a result of the adoption, share-based awards expense incurred subsequent to January 1, 2006, is included in the Company’s Consolidated Statements of Income. The adoption of this standard resulted in the recognition of approximately $1.0 million and $2.5 million of compensation expense related to stock options for the three and nine months ended September 30, 2006, respectively.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 amends the existing guidance and applies to the accounting for and reporting of a change in accounting principle. Additionally, SFAS 154 applies to changes required by accounting pronouncements when the pronouncement does not include explicit transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The initial adoption of this standard did not have an impact on the financial condition or the results of operations of the Company.
Accounting for Certain Hybrid Financial Instruments
     In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, SFAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company but may impact the type of securities that the Company will be willing to purchase after the effective date.
Accounting for Servicing of Financial Assets
     In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS 156 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the initial recognition and subsequent accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early adoption allowed. The Company chose to adopt this Statement in the first quarter of 2006. The adoption of this standard did not have a material impact on the financial condition or the results of operations of the Company.
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
Fair Value Measurements
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to existing accounting pronouncements that require or permit fair value measurements in which FASB had previously concluded fair value is the most relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption encouraged. The Company is currently evaluating the impact the adoption of this interpretation will have on its financial condition and results of operations.
Accounting for Defined Pension and Other Postretirement Plans
     In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. A public entity is required to initially recognize the funded status of a defined benefit postretirement plan and to

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

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
Overview
     The Company had net income of $118.8 million for the three months ended September 30, 2006, an 18 percent increase over the $100.7 million earned during the three months ended September 30, 2005. For the same time period, diluted earnings per share increased 13 percent to $0.90 from $0.80 earned in the prior year.
     For the first nine months of 2006, net income increased 14 percent to $342.0 million compared to $299.7 million for the same period last year. Diluted earnings per share for the first nine months of 2006 increased 11 percent to $2.63 from $2.37 earned in the first nine months of 2005.
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
     The Company operates 412 full-service banking centers including 162 in Texas, 89 in Alabama, 74 in Arizona, 44 in Florida, 33 in Colorado and 10 in New Mexico.
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
     Net interest income for the three months ended September 30, 2006, increased to $288.9 million from $248.3 million for the three months ended September 30, 2005, as interest income increased $141.3 million and interest expense increased $100.7 million. The increase in interest income was due to a $3.6 billion increase in average earning assets coupled with a 113 basis point increase in the average yield on earning assets from 5.78 percent to 6.91 percent. The increase in average earning assets from the third quarter of 2005 was driven primarily by an increase of $4.0 billion in average loans, offset partially by a $423 million decrease in investment securities, including investment securities held to maturity and available for sale. The increase in average loans was due to continued strong loan production throughout all of the Company’s major markets as well as the acquisition of TexasBank during the first quarter of 2006. The majority of the decrease in investment securities was due to the Company’s decision to utilize cash flows from the securities portfolio to fund loan growth and a modest repositioning of the available for sale portfolio in conjunction with the acquisition of TexasBank. The 66 percent increase in interest expense over the third quarter of 2005 was primarily the result of a $3.0 billion increase in average interest bearing liabilities coupled with a 129 basis point increase in the average rate paid on interest bearing liabilities. The increase in total interest bearing liabilities was driven by an increase of $3.6 billion in average interest bearing deposits, partially offset by a decrease of $525 million in other interest bearing liabilities.
     For the first nine months of 2006, net interest income increased $121.6 million over the same period last year to $839.7 million, as interest income increased $385.9 million and interest expense increased $264.3 million. The increase in interest income was due to a $3.2 billion increase in average earning assets and a 112 basis point increase in the average yield on earning assets from 5.57 percent to 6.69 percent. The increase in average earning assets from the first nine months of 2005 was driven primarily by a $3.7 billion increase in average loans, offset partially by a decrease of $461 million in investment securities, including both investment securities available for sale and investment securities held to maturity. The changes in these balances for the nine months ended September 30, 2006 are consistent with changes previously noted for the quarter. The 66 percent increase in interest expense over the first nine months of 2005 was primarily the result of a 123 basis point increase in the average rate paid on interest bearing liabilities and a $2.5 billion increase in average interest bearing liabilities. The increase in average interest bearing liabilities is attributed to an increase of $3.2 billion in interest bearing deposits offset by a $645 million decrease in other interest bearing liabilities.
     Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin increased to 3.68 percent for the third quarter of 2006, compared to 3.58 percent for the third quarter of 2005. For the nine months ended September 30, 2006, net interest margin increased 16 basis points from 3.57 percent in the prior year period to 3.73 percent for the current year period. These increases were caused by changes in the rates and volume of earning assets and the corresponding funding sources noted previously. The Company’s net interest margin was impacted by the Company’s use of interest rate derivatives, decreasing taxable equivalent net interest margin by one basis point in the third quarter of 2006 and increasing taxable equivalent net interest margin by two basis points in the third quarter of 2005, and decreasing taxable equivalent net interest margin by one basis point and three basis points for the nine months ended September 30, 2006 and 2005, respectively.
     The following table presents the actual and projected impact of the Company’s derivatives held for hedging purposes on net interest margin by quarter for fiscal years 2005 and 2006, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The derivatives included in the table below are both cash flow hedges and fair value hedges, including terminated cash flow hedges. The table assumes interest rates remain at September 30, 2006 levels.

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	Total
	Actual	Actual	Actual	Projected*	Projected*
		(In Thousands)
Hedging derivatives impact to net interest margin	$2,010	$1,322	$(438)	$(796)	$2,098

	For the Quarter Ending
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	Actual	Actual	Actual	Actual	Total
		(In Thousands)
Hedging derivatives impact to net interest margin	$2,167	$2,394	$1,684	$1,013	$7,258

*	Projected impact based on September 30, 2006 interest rates.

     Derivative instruments are subject to market risk. While the Company does have trading derivatives to facilitate customer transactions and manage the Company’s interest rate exposure, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date and the receive or pay fixed coupon rate for derivative instruments used for hedging activities as of September 30, 2006, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The maturity date used in the table below is the first call date, when applicable. See Note 9 — Derivatives, Hedging and Off-Balance Sheet Activities, in the Notes to Consolidated Financial Statements, for further information about the Company’s use of derivatives and the fair value of those instruments.

	October 1, 2006
	through
	December 31,	For the Year Ended December 31,
	2006	2007	2008	Thereafter
	( $ In Thousands)
Non-trading interest rate derivatives
Cash Flow Hedges
Notional maturity	$—	$—	$500,000	$1,850,000
Weighted average coupon / strike received on maturities	—%	—%	4.88%	5.26%
Weighted average time to maturity (months)	—	—	16	44

Fair Value Hedges
Notional maturity	$40,000	$365,500	$—	$904,881
Weighted average coupon / strike received on maturities	4.66%	7.21%	—%	6.00%
Weighted average time to maturity (months)	2	5	—	139
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
     The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 2006, as compared to the same period in 2005 (in thousands):

	Three Months Ended
	September 30, 2006
	Change
	2005
	To	Attributed to
	2006	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$295	$70	$191	$34
Trading account assets	77	71	5	1
Investment securities available for sale	4,881	(737)	5,705	(87)
Investment securities held to maturity	(5,100)	(4,363)	(862)	125
Loans	141,137	63,414	64,915	12,808

Increase in interest income	$141,290	$58,455	$69,954	$12,881

Interest expense:
Deposits	$73,807	$21,118	$41,552	$11,137
Federal funds purchased and securities sold under agreements to repurchase	8,076	(7,301)	19,133	(3,756)
Other short-term borrowings	6,146	2,928	1,050	2,168
FHLB and other borrowings	12,663	(971)	13,935	(301)

Increase in interest expense	$100,692	$15,774	$75,670	$9,248

	Nine Months Ended
	September 30, 2006
	Change
	2005
	To	Attributed to
	2006	Volume	Rate	Mix

Interest income:
Federal funds sold and securities purchased under agreements to resell	$939	$229	$580	$130
Trading account assets	254	246	6	2
Investment securities available for sale	15,984	(1,468)	17,637	(185)
Investment securities held to maturity	(15,395)	(15,010)	(459)	74
Loans	384,132	165,098	184,598	34,436

Increase in interest income	$385,914	$149,095	$202,362	$34,457

Interest expense:
Deposits	$190,967	$54,155	$111,537	$25,275
Federal funds purchased and securities sold under agreements to repurchase	25,249	(21,170)	60,121	(13,702)
Other short-term borrowings	19,900	8,078	3,140	8,682
FHLB and other borrowings	28,213	(4,712)	34,171	(1,246)

Increase in interest expense	$264,329	$36,351	$208,969	$19,009

Noninterest Income and Noninterest Expense
     During the third quarter of 2006, noninterest income increased $12.4 million, or seven percent, to $178.9 million, from the $166.5 million earned in the third quarter of 2005. The increase in noninterest income for the quarter ended September 30, 2006 was primarily attributable to a $4.6 million increase in card and merchant processing fees, $4.1 million decrease in trading gains (losses) and settlements on economic hedge swaps, a $2.7 million increase in service charges on deposit accounts, and a $2.4 million increase in retail investment sales, partially offset by a decrease of $3.2 million in other noninterest income. For the nine months ended September 30, 2006, noninterest income increased $33.7 million or seven percent over the same period in the prior year. The increase in noninterest income for the nine months ended September 30, 2006 was attributable to a $15.6 million increase in service charges on deposit accounts, $14.9 million gain on the prepayment of FHLB advances, a $13.3 million increase in card and merchant processing fees, a $5.5 million increase in retail investment sales and a $3.4 million increase in asset management fees, partially offset by investment securities losses of $14.9 million and a decrease of $4.8 million on gain on sale of business. The increase in service charges on deposit accounts for both the three and nine months ended September 30, 2006 was driven primarily by the Company’s continued emphasis on the growth of low cost deposit accounts which resulted in increases in the number of accounts and outstanding balances. The increase in card and merchant processing fees is also a direct result of the Company’s efforts to increase its deposit base, resulting in an increase in the number of debit cards outstanding and an increase in debit card usage by the Company’s customers. The increase in retail investment sales and asset management fees in the current year is the direct result of favorable market conditions. The decrease in other noninterest income is the result of a decrease in mortgage banking fees. The decreases in trading gains (losses) and settlements on economic hedge swaps represent the mark-to-market valuation adjustments and net settlements on the Company’s trading hedges portfolio which are now accounted for as qualifying hedges. The changes in these captions from 2005 were primarily due to fluctuation in the market value of the Company’s trading hedges portfolio and market interest rates. The gain on prepayment of FHLB advances and the investment securities losses were the result of a modest repositioning of the balance sheet in connection with the acquisition of TexasBank in the first quarter of 2006. The gain on the sale of business in 2005 resulted from the sale of a non-core business unit that specialized in the brokerage of oil and gas properties.
     For the quarter ended September 30, 2006, noninterest expense increased $38.2 million, or 17 percent, compared to the third quarter of 2005. Increases in noninterest expense for the third quarter of 2006 were attributable to a $22.4 million increase in salaries and benefits, a $3.3 million increase in other noninterest expense, a $2.4 million increase in net occupancy expense, a $2.4 million increase in equipment expense and a $2.3 million increase in marketing expense. Noninterest expense, for the first nine months of 2006 increased $103.9 million, or 15 percent, compared to the same period a year ago. The increase in noninterest expense is primarily attributed to a $62.6 million increase in salaries, benefits and commissions, an $8.8 million increase in merger and integration expenses, a $7.8 million increase in other noninterest expense, a $6.3 million increase in equipment expense and a $5.4 million increase in marketing expense. The increase in salaries, benefits and commissions for both the three and nine months ended September 30, 2006 was attributable to the acquisition of TexasBank in the first quarter of 2006 and from additional compensation paid as a result of loan production, deposit generation and fee income growth. Similarly, the increases in merger and integration expense, marketing expense and equipment expense were also primarily attributable to the acquisition of TexasBank. The increases in other noninterest expense for both the three and nine months ended September 30, 2006 were due to increases in business development costs.
Income Taxes
     Income tax expense totaled $56.9 million and $51.3 million for the third quarter of 2006 and 2005, respectively, and $173.6 million and $153.2 million for the first nine months of 2006 and 2005, respectively. The effective tax rate was 32.4 percent and 33.7 percent for the quarters ended September 30, 2006 and 2005, respectively. The effective tax rate for the first nine months of 2006 was 33.7 percent compared to 33.8 percent for the same period in 2005. The increases in the income tax expense were driven primarily by an increase in the Company’s net income before income tax expense. The decrease in the effective tax rate for the three months ended September 30, 2006 was the result of a modest decrease in the expected full-year tax rate and the resolution of certain tax contingencies.
Provision and Allowance for Loan Losses
     The provision for loan losses for the three and nine month periods ended September 30, 2006 was $24.2 million and $68.7 million, respectively, compared to $34.2 million and $82.3 million for the three and nine month periods ended September 30, 2005. The allowance for loan losses and the corresponding provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and existing economic conditions. During the first nine months of 2006, the Company transferred $6 million of allowance for loan losses related to impaired loans acquired in connection with the acquisition of TexasBank. In accordance with SOP 03-3 accounting guidelines, this reserve was transferred as a credit discount to the acquired loans that were impaired at acquisition. Additionally, in the first quarter of 2005, the Company transferred $12 million of allowance for loan losses related to unfunded commitments, letters of credit and fees to other liabilities. The allowance for loan losses at September 30, 2006, was $292 million and at December 31, 2005, was $267 million. The ratio of the allowance for loan losses to loans outstanding was 1.19 percent at September 30, 2006 and 1.25 percent at December 31, 2005. Management believes that the allowance for loan losses at September 30, 2006 is adequate.
Credit — Nonperforming Assets and Past Due Loans
     Stated as a percentage of total loans and other real estate owned, nonperforming assets were 0.28 percent at both September 30, 2006 and December 31, 2005. At September 30, 2006, the allowance for loan losses as a percentage of nonperforming loans was 555 percent, compared to 553 percent at December 31, 2005. The allowance for loan losses as a percentage of nonperforming assets was 426 percent at September 30, 2006, compared to 447 percent at December 31, 2005.
     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, and other real estate, increased $8 million from $60 million at December 31, 2005 to $68 million at September 30, 2006. The majority of the increase in nonperforming assets related to the acquisition of TexasBank. Loans past due ninety days or more but still accruing interest were $18 million and $15 million at September 30, 2006 and December 31, 2005, respectively.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Allowance for Loan Losses
Balance at beginning of period	$267,173	$258,339
Add: Provision charged to income	68,660	82,268
Allowance acquired (transferred)	11,179	(12,189)
Deduct: Loans charged off	75,512	89,956
Loan recoveries	(20,512)	(22,050)

Net charge-offs	55,000	67,906

Balance at end of period	$292,012	$260,512

Net charge-offs as a percentage of average loans (annualized)	0.31%	0.46%

	September 30, 2006	December 31, 2005
Nonperforming Assets
Nonaccrual loans	$49,340	$47,578
Renegotiated loans	3,267	698

Total nonperforming loans	52,607	48,276
Other real estate, net	15,886	11,510

Total nonperforming assets	$68,493	$59,786

Accruing loans ninety days or more past due	$18,190	$14,539
Other repossessed assets	494	763
Allowance as a percentage of loans	1.19%	1.25%
Total nonperforming loans as a percentage of loans	0.21	0.23
Total nonperforming assets as a percentage of loans and ORE	0.28	0.28
Accruing loans ninety days or more past due as a percentage of loans	0.07	0.07
Allowance for loan losses as a percentage of nonperforming loans	555.08	553.43
Allowance for loan losses as a percentage of nonperforming assets	426.34	446.88

Financial Condition
Overview
     Total assets at September 30, 2006 were $34.0 billion, up 10 percent from the $30.8 billion at December 31, 2005. The increase in assets was due primarily to internal loan growth and the acquisition of TexasBank.
Assets and Funding
     At September 30, 2006, earning assets totaled $31.2 billion, an increase of approximately 10 percent, or $2.8 billion, from the $28.4 billion in earning assets at December 31, 2005. The mix of earning assets shifted slightly with total investment securities and loans comprising 21 percent and 79 percent, respectively, of total earning assets at September 30, 2006, while at December 31, 2005 total investment securities and loans were 25 percent and 75 percent, respectively, of earning assets. The $3.2 billion growth in loans was funded primarily by a $2.4 billion increase in deposits and a $402 million decrease in investment securities, including both investment securities held to maturity and available for sale. The increase in deposits is due to the Company’s continued emphasis on funding earning asset growth through internal deposit generation and the acquisition of TexasBank in the first quarter of 2006. The decrease in investment securities, including both investment securities held to maturity and available for sale, was due to the Company’s decision to utilize cash flows from the securities portfolio to fund loan growth and a modest repositioning of the available for sale portfolio in conjunction with the acquisition of TexasBank. For more information on the acquisition of TexasBank see Note 2, Business Combinations and Divestitures, in the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
     Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At September 30, 2006, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $319 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. Additionally, in the first quarter of 2006, Compass Bank enhanced its liquidity position by issuing approximately $275 million of 20-year subordinated bank notes. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.
     Asset and liability management functions not only serve to assure adequate liquidity in order to meet the needs of the Company’s customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can earn a return that meets the investment requirements of its shareholders.
     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities, and prepayments of investment securities and, to a lesser extent, sales of investment securities available for sale and trading account securities. Other short-term investments such as federal funds sold, securities purchased under agreements to resell, and maturing interest-bearing deposits with other banks, are additional sources of liquidity funding.
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
     The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong, as the ratio of total shareholders’ equity to total assets at September 30, 2006 was 8.09 percent compared to 7.26 percent at December 31, 2005. Shareholders’ equity increased during the first nine months of 2006 primarily due to an increase in retained earnings and the issuance of treasury stock in connection with the acquisition of TexasBank.
     In 2003, the Company announced that its Board of Directors authorized a share repurchase program allowing for the purchase of 3.3 percent or approximately 4.1 million shares of the Company’s outstanding common stock. Through September 30, 2006, 1.2 million total shares had been purchased under the program. At September 30, 2006, approximately 2.9 million shares remained available for repurchase under the program. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors. Since December 31, 2005, approximately 5.0 million shares have been issued from treasury stock at a cost of $182.8 million. Of this amount, approximately 4.9 million shares were issued in connection with the acquisition of TexasBank, at a cost of $178.5 million. The remainder of the shares issued from treasury stock relate to employee benefit plans and other acquisitions.
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
     Tier I Capital and Total Qualifying Capital as of September 30, 2006 exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at September 30, 2006 were 8.23 percent and 11.49 percent, respectively, compared to 8.74 percent and 11.48 percent at December 31, 2005. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments, disallowed credit-enhancing interest-only strips, period-end goodwill, and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 7.37 percent at September 30, 2006 and 7.70 percent at December 31, 2005. The Company’s tangible leverage ratio was 7.35 percent at September 30, 2006 compared to 7.67 percent at December 31, 2005.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     Market risk includes credit risk, liquidity risk and interest rate risk. For a discussion of credit risk, see Credit — Nonperforming Assets and Past Due Loans. For a discussion of liquidity risk, see Liquidity and Capital Resources. See below for a discussion of interest rate risk sensitivity.
     The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described in the annual report on Form 10-K for the period ended December 31, 2005. Net interest income sensitivities, given a gradual and sustained parallel interest rate shift over a one-year time horizon, using yield curves current as of September 30, 2006 and December 31, 2005, respectively, are shown in the table below.

	Principal	Percentage
	Amount of Earning	Increase/(Decrease)
	Assets, Interest	in Interest Income/Expense
	Bearing Liabilities	Down 100	Up 100
	and Swaps	Basis Points	Basis Points
	(In Thousands)
	(Unaudited)
September 30, 2006:
Assets which reprice in: *
One year or less	$17,394,019	(5.68)%	6.34%
Over one year	13,776,827	(1.55)	1.23

	$31,170,846	(4.14)	4.43

Liabilities which reprice in:
One year or less	$19,859,198	(9.70)%	14.79%
Over one year	4,344,393	(0.00)	(13.54)

	$24,203,591	(7.83)	9.33

Total net interest income sensitivity		(0.80)%	0.01%

December 31, 2005:
Assets which reprice in: *
One year or less	$14,557,658	(7.48)%	7.59%
Over one year	13,839,052	(2.16)	1.46

	$28,396,710	(5.19)	4.96

Liabilities which reprice in:
One year or less	$17,488,014	(11.64)%	15.11%
Over one year	4,665,004	(0.82)	2.17

	$22,153,018	(8.24)	11.04

Total net interest income sensitivity		(3.01)%	0.59%

*	Excludes noninterest earning trading account assets
     As shown in the table above, the Company’s balance sheet has declined in sensitivity to both rising and falling interest rates as compared to the same information at December 31, 2005. On the asset side of the balance sheet, the decrease in sensitivity to changing interest rates was attributable to a modest mix change in loans, primarily due to the acquisition of TexasBank, the addition of commercial loan hedges, as well as the Company experiencing stable cash flows from securities between rate scenarios. On the liability side of the balance sheet, the decrease in sensitivity to both rising and falling interest rates was primarily due to the Company’s reduced reliance on wholesale funding sources that have short-term repricing characteristics.

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
     As of September 30, 2006, the Company’s management, with the participation of its Chairman and Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of the changes in internal control over financial reporting as of September 30, 2006, the Company’s management excluded the evaluation of the disclosure controls and procedures of TexasBanc Holding Co., the parent company of TexasBank, which was acquired by the Company on March 24, 2006.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     There have been no material developments in the matter described in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
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

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased
	Shares Purchased (1)	Paid Per Share	Announced Program (2)	Under the Program (2)
July 1, 2006 — July 31, 2006	—	$—	—	2,925,030
August 1, 2006 — August 31, 2006	13,905	58.30	3,620	2,921,410
September 1, 2006 — September 30, 2006	154	58.00	—	2,921,410

Total	14,059	$58.29	3,620

(1)	This column includes (a) purchases of the Company’s common stock under the Company’s publicly announced share repurchase program described in (2) below and (b) the surrender to the Company by plan participants of shares of common stock to satisfy the exercise price and tax withholdings related to the exercise of employee stock options and restricted stock during the period indicated.

(2)	In 2003, the Company announced that its Board of Directors authorized management to purchase approximately 4.1 million shares of the Company’s outstanding common stock.
Item 6 — Exhibits
     (3) Articles of Incorporation and By-Laws of Compass Bancshares, Inc.
(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3.1 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.3 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

Exhibits — continued
(d)	Certificate of Amendment, dated November 3, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.4 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(e)	Certificate of Amendment, dated September 16, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(f)	Certificate of Amendment, dated May 15, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(h)	Bylaws of Compass Bancshares, Inc. as amended and restated as of March 15, 1982 and amended on February 17, 1986 and February 15, 1988 (incorporated by reference to Exhibit 3(h) to Compass Bancshares, Inc.’s June 30, 2006 Form 10-Q, file number 001-31272, filed August 8, 2006 with the Commission)
     (4) Instruments Defining the Rights of Security Holders, Including Indentures
Instruments defining the rights of the holders of long-term debt of Compass Bancshares, Inc. and its subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. Compass Bancshares, Inc. hereby agrees to furnish copies of such instruments to the Commission upon request.
     (10) Material Contracts
(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996 with the Commission) *

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999 with the Commission) *

(c)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(d)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(e)	Employment Agreement, dated November 24, 1997, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s March 31, 2000 Form 10-Q, file number 000-06032, filed May 15, 2000 with the Commission) *

(f)	Employment Agreement, dated December 14, 1994, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-15373, filed November 1, 1996 with the Commission) *

(g)	Employment Agreement, dated March 1, 1998, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(h)	First Amendment to Employment Agreement, dated March 31, 1997, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

Exhibits — continued
(i)	First Amendment to Employment Agreement, dated April 14, 1997, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(j)	First Amendment to Employment Agreement, dated April 18, 1997, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(k)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10(i) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(l)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Garrett R. Hegel (incorporated by reference to Exhibit 10(j) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(m)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and James D. Barri (incorporated by reference to Exhibit 10(l) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(n)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and Clayton D. Pledger (incorporated by reference to Exhibit 10(h) to Compass Bancshares, Inc.’s December 31, 2001 Form 10-K, file number 000-06032, filed March 11, 2002 with the Commission) *

(o)	Amendment to Employment Agreement, dated October 12, 2001, between Compass Bancshares, Inc. and G. Ray Stone (incorporated by reference to Exhibit 10(o) to Compass Bancshares, Inc.’s December 31, 2004 Form 10-K, file number 001-31272, filed February 28, 2005 with the Commission) *

(p)	Compass Bancshares, Inc. Employee Stock Ownership Benefit Restoration Plan, as amended and restated as of January 1, 2003 (incorporated by reference to Exhibit 10(p) to Compass Bancshares, Inc.’s March 31, 2006 Form 10-Q, file number 001-31272, filed May 8, 2006 with the Commission) *

(q)	Compass Bancshares, Inc. Supplemental Retirement Plan, dated May 1, 1997 (incorporated by reference to Exhibit 10(k) to Compass Bancshares, Inc.’s December 31, 1999 Form 10-K, file number 000-06032, filed March 23, 2000 with the Commission) *

(r)	Deferred Compensation Plan for Compass Bancshares, Inc., as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s June 30, 2006 Form 10-Q, file number 001-31272, filed August 8, 2006 with the Commission) *

(s)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10(s) to Compass Bancshares, Inc.’s June 30, 2006 Form 10-Q, file number 001-31272, filed August 8, 2006 with the Commission) *

(t)	Compass Bancshares, Inc. Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission) *

(u)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission) *

(v)	2005 Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

Exhibits — continued
(w)	Form of Amendment Number One to the 2005 Performance Contingent Restricted Stock Award Agreement (incorporated by reference Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed October 21, 2005 with the Commission) *

(x)	2005 Form of Incentive Stock Option Agreement (D. Paul Jones, Jr.) (incorporated by reference to Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(y)	2005 Form of Incentive Stock Option Agreement (G. Ray Stone) (incorporated by reference to Exhibit 10.3 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(z)	2005 Form of Incentive Stock Option Agreement (Garrett R. Hegel, James D. Barri and Clayton D. Pledger) (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(aa)	Compass Bancshares, Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-135154, filed June 20, 2006 with the Commission) *

(ab)	2006 Form of Performance Contingent Restricted Stock Agreement (D. Paul Jones, Jr.) (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(ac)	2006 Form of Performance Contingent Restricted Stock Agreement (G. Ray Stone) (incorporated by reference to Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(ad)	2006 Form of Performance Contingent Restricted Stock Agreement (Garrett R. Hegel, James D. Barri and Clayton D. Pledger) (incorporated by reference to Exhibit 10.3 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(ae)	2006 Form of Incentive Stock Option Agreement (D. Paul Jones, Jr.) (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(af)	2006 Form of Incentive Stock Option Agreement (G. Ray Stone) (incorporated by reference to Exhibit 10.5 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission)*

(ag)	2006 Form of Incentive Stock Option Agreement (Garrett R. Hegel, James D. Barri and Clayton D. Pledger) (incorporated by reference to Exhibit 10.6 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(ah)	Form of Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(cc) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission) *

(ai)	Summary of Compensation Arrangements for Named Executive Officers and Directors (incorporated by reference to Exhibit 10(ai) to Compass Bancshares, Inc.’s June 30, 2006 Form 10-Q, file number 001-31272, filed August 8, 2006 with the Commission) *

(aj)	Distribution Agreement, dated March 13, 2006, among Compass Bank and Compass Bancshares, Inc., and Citigroup Global Markets Inc., Keefe, Bruyette & Woods, Inc. Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Sandler O’Neill & Partners, L.P. as agents (incorporated by reference to Exhibit 10(ae) to Compass Bancshares, Inc.’s March 31, 2006 Form 10-Q, file number 001-31272, filed May 8, 2006 with the Commission)

Exhibits — continued
(ak)	Issuing and Paying Agency Agreement, dated March 13, 2006, between Compass Bank, as issuer, and Compass Bank, as issuing and paying agent (incorporated by reference to Exhibit 10(af) to Compass Bancshares, Inc.’s March 31, 2006 Form 10-Q, file number 001-31272, filed May 8, 2006 with the Commission)
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

November 7, 2006	By:	/s/ Garrett R. Hegel
Date		Garrett R. Hegel
Chief Financial Officer