Form 10-K
period 2006-12-31
COMPASS BANCSHARES INC
filed 2007-02-27
CIK 18568

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
-or-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-31272
(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 South 20th Street Birmingham, Alabama	35233

(Address of principal executive offices)	(Zip Code)
(205) 297-3000

(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock 7.35% Capital Securities of Compass Trust III (and guarantee of Compass Bancshares, Inc. with respect thereto)	The NASDAQ Stock Market LLC New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2006, was approximately $7,039,344,863.
The number of shares of the registrant’s common stock, $2.00 par value, outstanding on January 31, 2007 was 130,335,652.
Document Incorporated by Reference
Certain information required for Part III of this report is incorporated herein by reference to the Proxy Statement to be filed for the 2007 Annual Meeting of the Company’s stockholders.

COMPASS BANCSHARES, INC.

FORM 10-K
DECEMBER 31, 2006

PART I
ITEM 1 — BUSINESS
     The term “Company” is used throughout this Annual Report on Form 10-K to refer to Compass Bancshares, Inc. and its subsidiaries. The term “Parent Company” is used to refer to Compass Bancshares, Inc. wherever a distinction between Compass Bancshares, Inc. and its subsidiaries aids in the understanding of this Annual Report on Form 10-K.
General Development of the Company
     The Company is a financial services company with its principal place of business in Birmingham, Alabama. The Parent Company was organized in 1970 as “Central and State National Corporation of Alabama.” The Company has two bank subsidiaries. The Company’s principal bank subsidiary is Compass Bank, an Alabama banking corporation headquartered in Birmingham, Alabama. Compass Bank currently operates in Texas, Alabama, Arizona, Florida, Colorado and New Mexico. The Company’s other bank subsidiary is Central Bank of the South, an Alabama banking corporation headquartered in Anniston, Alabama. Central Bank of the South has limited activities. The bank subsidiaries of the company are referred to collectively as the “Subsidiary Banks.”
Recent Developments
     On February 15, 2007 the Company’s board of directors approved, and the Company disclosed in a Form 8-K filed with the SEC on February 16, 2007, the signing of a definitive agreement under which Banco Bilbao Vizcaya Argentaria, S.A., a corporation organized under the Kingdom of Spain (“BBVA”), will acquire the Company for a combination of cash and stock. The Company’s shareholders may elect to receive either 2.8 BBVA American Depository Shares (“ADSs”) or $71.82 in cash per Company common share, subject to proration. The receipt of BBVA ADSs in the transaction, which will comprise just over half of the consideration, will be tax free to the Company’s shareholders. The aggregate consideration is composed of a fixed number of approximately 196 million shares of BBVA common stock and approximately $4.6 billion in cash.
     BBVA, which operates in 35 countries, is based in Spain and has substantial banking interests in the Americas. The transaction will facilitate BBVA’s continued growth in Texas and will create the largest regional bank across the Sunbelt. Upon completion of the transaction, the Company will rank among the top 25 banks in the United States with approximately $47 billion in total assets, $32 billion in total loans and $33 billion in total deposits. In addition, the combined company will rank fourth in deposit market share in Texas with $19.6 billion in total deposits and 326 full-service banking offices.
     Under the terms of the definitive agreement, the Company will become a wholly-owned subsidiary of BBVA. After closing, BBVA intends to merge its U. S. based banking affiliates – including the former operations of Texas Regional Bancshares, State National Bancshares and Laredo National Bancshares – with the Company.
     The transaction is subject to a number of conditions, including approval by the stockholders of the Company and BBVA and appropriate regulatory approvals. The transaction has been described more fully in our Forms 8-K filed with the SEC on February 16 and February 22, 2007.
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
Subsidiary Banks
     Compass Bank conducts a general commercial banking and trust business at 415 banking centers, including 164 in Texas, 89 in Alabama, 75 in Arizona, 44 in Florida, 33 in Colorado, and 10 in New Mexico. In addition, Compass Bank operates loan production offices in Georgia, Kentucky and Maryland. Compass Bank performs banking services customary for full-service banks of similar size and character. Such services include receiving demand and time deposits, making personal and commercial loans and furnishing personal and commercial checking accounts. Compass Bank, through its Wealth Management segment and wholly owned subsidiaries, St. Johns Investment Management Company and Stavis, Margolis Advisory Services, Inc., offers its customers a variety of fiduciary services, including portfolio management and administration and investment services to estates, trusts and employee benefit plans. Compass Bank, through its wholly owned subsidiary, Compass Insurance Agency, Inc., makes available to its customers and others, as agent for a variety of insurance companies, term life insurance, fixed-rate annuities, property and casualty insurance and other insurance products. Compass Mortgage Corporation, Arizona Financial Products, Inc., Compass Southwest, L.P. and Liquidity Advisors, L.P., wholly owned subsidiaries of Compass Bank, provide loans and related products to consumers and investor advisory services to Compass Bank and others.
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
Lines of Business
     The Company is currently organized along lines of business. Each line of business is a strategic unit that serves a particular group of customers with certain common characteristics by offering various products and services. The line of business results include certain overhead allocations and intercompany transactions. All intercompany transactions have been eliminated to determine the consolidated balances. The Company’s reportable operating segments are Corporate Banking, Retail Banking, Wealth Management and Treasury.

     The Corporate Banking segment is responsible for providing a full array of banking and investment services to business banking, commercial banking and other institutional clients in each of the Company’s major metropolitan markets. The Corporate Banking segment also includes Community Banking across the Company’s six-state footprint and a National Industries unit that is responsible for serving larger national accounts, principally in targeted industries. In addition to traditional credit and deposit products, the Corporate Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, insurance and interest rate protection and investment products.
     The Retail Banking segment serves the Company’s consumer customers through its 415 full-service banking centers and through the use of alternative delivery channels such as personal computer and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit and debit cards, deposit accounts, insurance products, mutual funds, and brokerage services. In addition, Retail Banking serves the Company’s small business customers and the Company’s indirect automobile portfolio.
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
     For financial information regarding the Company’s segments, which are presented by line of business, as of and for the years ended December 31, 2006, 2005 and 2004, see Note 21, Segment Information, in the Notes to Consolidated Financial Statements.
Business Combinations and Divestitures
     The Company may seek to combine with or acquire other financial services companies, banks and banking offices should suitable opportunities arise and has entered into an agreement with BBVA as described above under “Recent Developments.” Any agreement for a combination with the Company is subject to approval by appropriate regulatory authorities. Refer to “Supervision and Regulation” below for a discussion of certain aspects of the regulatory environment in which the Company operates. Since 1987, the Company has combined with approximately 50 financial institutions, 8 insurance agencies, 2 investment advisory firms and engaged in numerous asset and deposit purchase and sale transactions.
Business Combinations
     On March 24, 2006, the Company completed the acquisition of TexasBanc Holding Co., the parent company of TexasBank. TexasBank, a Fort Worth-based bank with approximately $1.7 billion in assets and 22 banking centers, was the largest independent commercial bank headquartered in Fort Worth. The TexasBank acquisition further enhanced the Company’s geographic position and expanded the Company’s operations within its Texas footprint. For further information on TexasBank, see Note 17, Business Combinations and Divestitures, in the Notes to Consolidated Financial Statements.
     On January 7, 2005, the Company completed the acquisition of Stavis, Margolis Advisory Services, Inc. (“SMA”), a Houston, Texas-based investment advisory firm with approximately $500 million in assets under management. SMA specializes in providing independent financial planning advisory services including investment, estate, retirement and business succession planning for high net worth individuals, corporate executives, business owners and professionals.
     On January 5, 2005, the Company completed the acquisition of Warren Benefits Group, LP (“Warren Benefits”), a Houston, Texas-based full-line general insurance brokerage firm, which specialized in providing broad-based group health and welfare plans as well as health and life insurance products.
     On October 4, 2004, the Company completed the acquisition of Sevier Insurance Agency (“Sevier”), a Birmingham, Alabama-based full-line general insurance brokerage firm, which services commercial and retail customers in the southeastern United States. Sevier specializes in providing property and casualty insurance, personal insurance, life insurance and surety products.
     Several of the Company's acquisition agreements included contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At December 31, 2006, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $10 million, primarily in the form of stock.
Divestitures
     During the first quarter of 2005, the Company completed the sale of a non-core business unit that specialized in the brokerage of oil and gas properties and, in the fourth quarter of 2005, the sale of two non-strategic banking centers in Arizona. A gain of $4.8 million was realized on the sale of the non-core business unit and a gain of $1.6 million was realized on the non-strategic banking center sale. These gains are included in gain on sale of business and branches in noninterest income in the Consolidated Statements of Income for the year ended December 31, 2005.
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
     The Company believes that intense competition for banking business will continue among bank holding companies with operations in Alabama, Arizona, Colorado, Florida, New Mexico, Texas and other states in which the Company operates. During 2007, the competition may further intensify if additional financial services companies enter these states through the acquisition of local financial institutions.
Employees
     At December 31, 2006, the Company had approximately 8,400 full-time equivalent employees.
Government Monetary Policy
     The Parent Company and its Subsidiary Banks are affected by the credit policies of monetary authorities including the Board of Governors of the Federal Reserve System (“Federal Reserve”). An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in United States Government securities, changes in the discount rate, reserve requirements on member bank deposits and funds availability regulations. These instruments are used in varying combinations to influence the overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid on deposits.
     The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of financial institutions in the past and will continue to do so in the future. Changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities can have a significant impact on interest rates, deposit levels or loan demand, which in turn may have a significant effect on the business and income of the Parent Company and its Subsidiary Banks.
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
     At December 31, 2006, the Subsidiary Banks were “well capitalized” and were not subject to any of the foregoing restrictions. The Subsidiary Banks do not rely upon brokered deposits as a primary source of deposit funding.
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
Laws and Regulations
     The Community Reinvestment Act of 1977 (“CRA”), through the regulations of the Federal Reserve and the FDIC implementing that act, is intended to encourage regulated financial institutions to help meet the credit needs of its local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The CRA and its implementing regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities as part of their regulatory examination of the institution. The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch or to merge or to acquire the assets or assume the liabilities of a bank. In the case of a bank holding company, the CRA performance records of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.
     The Company is subject to review and examination from various tax authorities. The Company is currently under examination by the Internal Revenue Service and a number of states, and it has received notices of proposed adjustments related to federal and state income taxes due for prior years, including a final assessment for the calendar years 2000 and 2001 from the State of Alabama. In December 2006, the Company and the State of Alabama settled all issues related to the final assessment for calendar years 2000 and 2001, as well as additional assessments for calendar years 2002 through 2004, resulting in no material impact to the Company’s results of operations or financial condition. Management believes that adequate provisions for income taxes have been recorded.
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
ITEM 1A — RISK FACTORS
     An investment in our securities may involve risks due to the nature of the businesses we engage in and activities related to those businesses. In evaluating an investment in our securities, the risk factors set forth in this section should be carefully considered, along with other matters discussed in this report and in other reports and filings we have made with the SEC.
We have entered into a definitive agreement providing for the acquisition of the Company, which is subject to a number of conditions.
     On February 15, 2007 our board of directors approved a transaction pursuant to which the Company will be acquired by Banco Bilbao Vizcaya Argentaria, S. A. (“BBVA”), a financial institution organized under the laws of the Kingdom of Spain. As a result of the transaction, the Company will become a subsidiary of BBVA. This transaction has been described in our Forms 8-K filed with the SEC on February 16 and February 22, 2007, and we expect it to close in the second half of 2007. However, the completion of the transaction is subject to a number of conditions, including approval of the stockholders of the Company and BBVA and appropriate regulatory approvals in the United States and Spain. There can be no assurance that the transaction will be completed on the anticipated terms and schedule, or that, if completed, the expected cost savings and any other synergies from the transaction will be fully realized within the anticipated timeframe. In addition, our business could be negatively impacted by any disruptions relating to the transaction, which could make it more difficult to maintain our relationships with customers, employees or suppliers.
The extent to which market interest rates change, the direction in which they move and the composition of our interest-earning assets and interest-bearing liabilities could affect net interest income.
     For example, if interest rates rise, we may pay interest on our customers’ interest-bearing deposits and our other liabilities at higher rates than the interest rates paid to us by our customers on outstanding loans that were made when interest rates were at a lower level. This situation would result in a negative interest rate spread with respect to those loans and cause an adverse effect on our earnings. In addition, the impact of unanticipated changes in interest rates on the derivative instruments we use to manage interest rate volatility could negatively affect our earnings.
The trade, monetary and fiscal policies of the federal government and its agencies may affect the economic environment in which we operate and, therefore, impact our financial condition and results of operations.
     The monetary policies of federal regulatory authorities, particularly the Board of Governors of the Federal Reserve System (“FRB”), affect our ability to attract deposits and extend loans. The FRB regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin, and can materially decrease the value of financial instruments we hold. These policies can also adversely affect borrowers, increasing the risk that they may fail to repay their loans. We cannot predict either the nature or timing of any changes in these monetary policies, including the FRB’s interest rate policies, or their impact on our financial performance.
As a financial services company, our financial condition and results of operations are significantly affected by general business and economic conditions.
     Our business and earnings are impacted by adverse changes in general economic conditions, and in the condition of the local economies or industries in which we have significant operations or assets. Periods of economic slowdown could, among other things, materially negatively affect credit quality trends, demand for credit and our ability to generate deposits.
The credit quality of our portfolio can have a significant impact on our earnings.
     Credit risk is the risk of loss due to adverse changes in a borrower’s ability to meet its financial obligations under agreed upon terms. The ability of borrowers to repay outstanding loans or the value of the collateral securing those loans may be adversely affected by increases in interest rates or weakening economic conditions. Additionally, our allowance for loan losses may be insufficient if the estimates and judgments we used to establish that allowance prove to be inaccurate.

Our revenue may be negatively impacted by competition and changes in the markets we serve.
     The financial services industry is highly competitive, and we operate in dynamic markets that continue to change as a result of mergers, acquisitions and consolidations among major clients and competitors. We face aggressive competition from other domestic and foreign lending institutions and from other providers of financial services in our markets, some of which have greater resources than we do or offer services that we do not provide. The prices we charge for our products and services and their resulting profitability could change depending upon market demand, actions taken by our competitors and the introduction of new products and services.
Our results of operations could be affected by the success of our strategic initiatives.
     Our results of operations could be affected by the success of our initiatives to grow revenues and manage expenses or by changes, including those resulting from acquisitions and divestitures, in the composition of our business and in the geographic locations in which we operate. For example, one element of our growth strategy has been the acquisition of additional banks, bank holding companies and other businesses in order to achieve greater economies of scale or to further develop our presence in certain geographic areas or lines of business. We cannot assure you that appropriate growth opportunities will continue to exist, that we will be able to make acquisitions that satisfy our criteria or that any such acquisition will be on terms favorable to us. In addition, as part of our business strategy, we may in the future diversify our lines of business, requiring us to effectively manage the development of new business lines in which we had not previously participated. Each new acquisition or business line may require the investment of additional capital, the expansion our operational infrastructure and the significant involvement of our senior management, and could require regulatory approval. We can offer no assurances that we will be able to develop and integrate the new businesses without adversely affecting our financial performance, or that we will be able to realize the expected economic benefits of these additions.
Our financial performance depends in part on our ability to efficiently utilize technology to develop, market and deliver new and innovative products and services.
     Because technology and other changes are allowing parties to complete financial transactions that historically have involved banks, consumers can now pay bills and transfer funds directly without using a bank. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. If we are unable to efficiently adapt to evolving industry standards and to utilize technology to develop, market and deliver new and innovative products and services, our business and results of operations could be adversely affected.
We may experience operational or risk management failures due to technological or other factors.
     We are exposed to many types of operational risk, including legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Our necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate.
Regulation by federal and state agencies could adversely affect our business and results of operations.
     The Company and its subsidiaries are subject to voluminous and complex rules, regulations, and guidelines imposed by a number of government authorities. These regulations limit the manner in which we operate, including the amount of loans we can originate, interest we can charge on loans, fees we can charge for certain services, and dividends we may pay. Such regulation is designed to protect depositors and the federal deposit insurance fund, not holders of our securities. Monitoring compliance with applicable regulatory requirements is a significant task and failure to comply may result in penalties that could have an adverse effect on our results of operations and may harm our reputation. In addition, we may continue to become subject to heightened regulatory practices, requirements or expectations. We cannot predict whether, or the extent to which, federal or state governments and governmental organizations may change any of these laws, regulations or policies, or how any of these changes would adversely affect our business and prospects.
We may become subject to new legal obligations, or the resolution of pending litigation may have an adverse effect on our financial results.
     We may be involved from time to time in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operations, and negatively affect our ability to obtain appropriate types or levels of insurance in the future. In addition, the outcome of any such litigation may impose additional operational, legal or other obligations on us that could substantially increase our costs of doing business.
The Company and its Subsidiary Banks must meet specific capital requirements imposed by federal banking regulators.
     Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate Federal Deposit Insurance Corporation (“FDIC”) deposit insurance, and mandate the appointment of a conservator or receiver in severe cases, any of which may negatively affect our financial performance.
Changing conditions in the capital markets may have a significant negative effect on our business and results of operations.
     Changes in the stock markets, public debt markets and other capital markets could affect our stock price, our ability to raise necessary capital or other funding, or our ability to securitize and sell loans. In addition, our capital markets activities, such as brokerage activities, wealth management business, and corporate and correspondent banking activities, could be adversely affected by changes in the capital markets. Our access to the capital markets and liquidity could be adversely affected by direct circumstances, such as a credit downgrade, or indirect circumstances that would have market-wide consequences, such as terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation about the Company or the banking industry in general may adversely affect the cost and availability of normal funding sources.
Our business could suffer upon the occurrence of events such as natural disasters, terrorist activities or military actions.
     Although we have disaster recovery plans in place, events such as natural disasters, terrorist activities or military actions could damage our facilities or otherwise disrupt our operations. Also, large scale disasters may significantly affect loan portfolios by damaging properties pledged as collateral and by impairing the ability of certain borrowers to repay their loans. In addition, if terrorist activity, acts of war or other international hostilities cause an overall economic decline in the United States, our financial condition and operating results could be materially adversely affected.
Changes in accounting rules or tax laws could have a significant adverse effect on our results.
     Although changes in U.S. generally accepted accounting principles may not have an economic impact on our business, they could negatively impact our reported financial results and affect our ability to attain targeted levels for certain performance measures. In addition, changes in domestic tax laws, rules and regulations, including the interpretation thereof by the Internal Revenue Service or other governmental bodies, could adversely affect our financial condition or results of operations.
ITEM 1B — UNRESOLVED STAFF COMMENTS
     None

STATISTICAL DISCLOSURE
ITEM 2 — PROPERTIES
     The Company and its subsidiaries occupy various facilities principally located in Alabama, Arizona, Colorado, Florida, New Mexico and Texas that are used in the normal course of the financial services business. The properties consist of both owned and leased properties and include land for future banking center sites. The leased properties include both land and buildings that are generally under long-term leases. The principal executive office is owned by the Company and is located at 15 South 20th Street in Birmingham, Alabama. The land on which the Company’s principal executive office is located is subject to a long-term ground lease.
ITEM 3 — LEGAL PROCEEDINGS
     The Company was informed on June 7, 2006 that the U.S. Department of Justice (the “DOJ”) might institute a civil suit in the U.S. District Court for the Northern District of Alabama against Compass Bank regarding its indirect auto lending practices as part of the DOJ’s investigation of possible discrimination under the Equal Credit Opportunity Act. The investigation focused on Compass Bank’s indirect auto lending activity to non-married co-applicants between May 2001 and May 2003. The Company believes Compass Bank’s indirect auto lending operations have complied at all times with the fair lending laws and is cooperating fully with the DOJ to resolve this matter. On January 12, 2007, the DOJ filed the civil suit and an agreed upon consent order resolving this investigation in the U.S. District Court for the Northern District of Alabama. On February 21, 2007, the Court entered the final consent order. The terms of the consent order do not have a material adverse impact on the Company’s results of operations or financial condition.
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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     The primary market for the Parent Company’s common stock is the NASDAQ Global Select MarketSM. The Parent Company’s common stock is quoted under the symbol “CBSS.” The following table is a summary of the market price ranges, closing price and dividends paid per common share of the Parent Company’s common stock by quarter for each of the last two years.

	High	Low	Close	Dividend
2006:
First Quarter	$51.68	$47.74	$50.61	$0.39
Second Quarter	56.40	50.38	55.60	0.39
Third Quarter	59.86	53.24	56.98	0.39
Fourth Quarter	60.49	55.57	59.65	0.39

2005:
First Quarter	$48.14	$44.20	$45.40	$0.35
Second Quarter	46.25	42.88	45.00	0.35
Third Quarter	49.66	44.92	45.83	0.35
Fourth Quarter	49.68	43.64	48.25	0.35
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
Holders
     As of January 31, 2007, there were approximately 4,800 stockholders of record of the Parent Company’s common stock.

     Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased
	Shares Purchased (1)	Paid Per Share	Announced Programs (2)	Under the Programs (2)
October 1, 2006 – October 31, 2006	2,615	$56.69	—	2,921,410
November 1, 2006 – November 30, 2006	682	56.92	—	2,921,410
December 1, 2006 – December 31, 2006	1,947	59.13	—	2,921,410

Total	5,244	$57.63	—

(1)	This column includes (a) purchases of the Company’s common stock under the Company’s publicly announced share repurchase programs described in (2) below and (b) the surrender to the Company by plan participants to satisfy the exercise price and tax withholdings related to the exercise of employee stock options and restricted stock during the period indicated.

(2)	In 2003, the Company announced that its Board of Directors authorized management to purchase 4.1 million shares of the Company’s outstanding common stock.
ITEM 6 — SELECTED FINANCIAL DATA
     The following table sets forth selected financial data for the last five years.

	2006	2005	2004	2003	2002
	(In Thousands, Except Per Share Data)
Net interest income	$1,115,134	$968,979	$885,325	$879,130	$901,709
Provision for loan losses	89,702	117,818	105,658	119,681	136,331
Net income	460,363	401,830	360,185	328,678	344,345

Per share data:
Basic earnings	$3.60	$3.25	$2.95	$2.64	$2.70
Diluted earnings	3.53	3.18	2.87	2.58	2.65
Cash dividends declared	1.56	1.40	1.25	1.12	1.00

Balance sheet:
Average total equity	$2,603,166	$2,170,062	$1,968,948	$1,965,710	$1,910,148
Average assets	33,012,350	29,444,232	27,660,628	25,142,719	23,354,327
Period-end FHLB and other borrowings	3,511,601	4,111,462	4,119,771	4,794,935	4,853,816
Period-end total equity	2,824,134	2,236,029	2,056,345	1,892,574	1,965,383
Period-end assets	34,199,755	30,798,232	28,181,916	26,963,113	23,925,589

     The following is a summary of the results of operations for each quarter of 2006 and 2005.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In Thousands, Except Per Share Data)
2006
Total interest income	$450,198	$511,463	$539,456	$543,434
Total interest expense	189,937	223,781	252,880	262,819
Net interest income	260,261	287,682	286,576	280,615
Provision for loan losses	17,112	27,322	24,226	21,042
Net interest income after provision for loan losses	243,149	260,360	262,350	259,573
Total noninterest income	165,344	181,366	178,850	185,700
Total noninterest expense	244,370	265,850	265,558	273,497
Income tax expense	56,214	60,505	56,875	53,460
Net income	107,909	115,371	118,767	118,316

Per common share:
Basic earnings	0.87	0.90	0.92	0.91
Diluted earnings	0.85	0.88	0.90	0.90
2005
Total interest income	$347,952	$370,172	$399,299	$427,729
Total interest expense	116,379	133,702	152,188	173,904
Net interest income	231,573	236,470	247,111	253,825
Provision for loan losses	20,273	27,800	34,195	35,550
Net interest income after provision for loan losses	211,300	208,670	212,916	218,275
Total noninterest income	149,965	175,431	166,496	166,786
Total noninterest expense	221,872	222,595	227,396	229,940
Income tax expense	46,409	55,518	51,296	52,983
Net income	92,984	105,988	100,720	102,138

Per common share:
Basic earnings	0.75	0.86	0.81	0.83
Diluted earnings	0.74	0.83	0.80	0.81
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the past three years. The discussion and analysis are intended to supplement and highlight information contained in the accompanying Consolidated Financial Statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K. Financial institutions acquired by the Company during the past three years are reflected in the financial position and results of operations of the Company since the date of their acquisition.
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
     A variety of factors, some of which are discussed in more detail in Item 1A — Risk Factors, may affect the operations, performance, business strategy and results of the Company including, but not limited to: financial market volatility including the level of interest rates and effects of such interest rates on derivative contracts; the strength of the U.S. economy in general and the strength of the local economies in which the Company operates may be different than expected resulting in deteriorating credit quality, a reduced demand for credit or a weakened ability to generate deposits; the impact of changes in laws and regulations governing the financial services industry; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the FRB; technological changes; unfavorable judicial or regulatory proceedings or rulings; the impact of changes in accounting principles and practices; actions and initiatives by current and potential competitors; the ability to retain key personnel; the failure of assumptions underlying the establishment of reserves for loan losses; changes in the Company’s markets resulting from consolidations of clients and competitors; new legal obligations or pending litigation; capital requirements imposed by federal bank regulators; capital market conditions; effects of natural disasters, terrorist activities and similar events; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; and the ability to consummate, and the impact of, the proposed transaction with Banco Bilbao Vizcaya Argentaria S.A., which was disclosed in the Company’s Form 8-K filed February 16, 2007.
     If the Company’s assumptions and estimates are incorrect, or if the Company or the Subsidiary Banks become subject to significant limitations as the result of litigation or regulatory action, then the Company’s actual results could vary materially from the forward-looking statements made in this report. Investors are cautioned not to place undue reliance on any forward-looking statements and to read this Annual Report on Form 10-K in conjunction with the Company’s other filings with the SEC, which are available on the SEC’s website, www.sec.gov, as well as on the Company’s website, www.compassbank.com. The Company disclaims any obligation to update any such forward-looking statements.
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
     Allowance for Loan Losses: Management’s evaluation process to determine the adequacy of the allowance for loan losses combines four primary factors which, involve the use of estimates, assumptions and judgment: historical loss experience derived from analytical models, current trends, economic conditions and reasonably foreseeable events. Since current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change and these estimates may not reflect actual losses. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements. For further discussion of the allowance for loan losses, see Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses in the Management Discussion and Analysis section of this report.
     Derivative Instruments: In various segments of its business, the Company uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of hedge accounting requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. The Company believes that its methods for addressing these judgmental areas are in accordance with generally accepted accounting principles in the United States and are in line with industry practices in assessing hedge effectiveness. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized, the impact on the consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained. Further discussion regarding the Company’s use of derivatives is included in Note 12, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements.
     Consolidation: The Company utilizes certain arrangements to meet its balance sheet management, funding, liquidity and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. Because these arrangements are made with separate legal entities, which qualify for special accounting treatment, they are not consolidated in the Company’s Consolidated Balance Sheets. The Company evaluates whether these entities should be consolidated by applying various generally accepted accounting principles and interpretations. In determining whether the financing entity should be consolidated, the Company considers whether the entity is a Qualifying Special Purpose Entity (“QSPE”) as defined in the Statement of Financial Accounting Standards (“SFAS”) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For non-consolidation, SFAS 140 requires the financing entity to be legally isolated, bankruptcy remote and beyond the control of the seller. Management believes these financing entities which qualify as QSPE’s fulfill the non-consolidation requirements specified in SFAS 140.
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
Net Income and Earnings Per Share
     In 2006, the Company reported net income of $460.4 million, a 15 percent increase over net income of $401.8 million in 2005, which represented a 12 percent increase from 2004 levels. Basic earnings per share for 2006 were $3.60 compared with $3.25 per share in 2005 and $2.95 per share in 2004, representing an 11 percent increase in 2006 and a 10 percent increase in 2005. Diluted earnings per share increased to $3.53 in 2006, an 11 percent increase from $3.18 per share in 2005. Diluted earnings per share in 2005 increased 11 percent over 2004 levels. Pretax income for 2006 increased $79.4 million, or 13 percent, over 2005 levels while income tax expense increased 10 percent over the same period. The effective tax rate was 33.0 percent for 2006 and 33.9 percent for 2005.
Earning Assets
     Average earning assets in 2006 increased 12 percent over 2005 levels due principally to an 18 percent increase in loans, offset partially by a 6 percent decrease in investment securities, which includes securities classified as held to maturity and available for sale. The average earning asset mix in 2006 changed slightly from 2005 with loans comprising 78 percent and 74 percent of earning assets for 2006 and 2005, respectively, and total investment securities accounted for 22 percent and 26 percent of earning assets for 2006 and 2005, respectively. One of the key drivers of the shift in the mix of average earning assets was the acquisition of TexasBank, completed in the first quarter of 2006. The mix of earning assets is monitored on a continuous basis in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.
Loans
     Total loans outstanding at year-end 2006 increased 15 percent over previous year-end levels, due in large part to the acquisition of TexasBank in the first quarter of 2006. Real estate construction loans increased 50 percent, residential real estate mortgage loans increased 28 percent, equity lines of credit increased 11 percent, and equity loans increased 19 percent. The increases in real estate construction loans, residential real estate mortgage loans, equity lines of credit, and equity loans are the result of strong demand which was the result of a focused sales effort, a favorable interest rate environment, as well as a strong residential real estate market. Consumer indirect loans, which are primarily automobile loans, decreased 12 percent compared to 2005 levels. For additional information regarding the Company’s loan portfolio, see Note 4, Loans and Allowance for Loan Losses, and Note 5, Managed Loans, in the Notes to Consolidated Financial Statements.

     Total loans outstanding at year-end 2005 increased 13 percent over previous year-end levels. Real estate construction loans increased 40 percent, residential real estate mortgage loans increased 22 percent, equity lines of credit increased 15 percent, and consumer indirect loans increased 13 percent. The increases in real estate construction loans, residential real estate mortgage loans, and equity lines of credit were due to a favorable interest rate environment, which resulted in strong demand. The increase in consumer indirect loans, which are primarily automobile loans, was a result of favorable interest rates and targeted growth in this market. Consumer direct loans decreased 13 percent compared to 2004 levels. The decrease in direct loans reflects a sale of student loan receivables in the amount of $85 million in 2005.
     The Loan Portfolio table presents the classifications of loans by major category at December 31, 2006, and for each of the preceding four years. The second table presents maturities of certain loan classifications at December 31, 2006, and an analysis of the rate structure for such loans with maturities greater than one year.
Loan Portfolio

	December 31
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Commercial loans:					(In Thousands)
Commercial, financial and agricultural	$4,376,572	17.7%	$3,896,207	18.2%	$3,750,063	19.9%	$3,576,115	20.6%	$3,693,454	22.4%
Real estate – construction	6,365,283	25.8	4,233,148	19.8	3,027,228	16.1	2,481,281	14.3	2,531,580	15.4
Commercial real estate – mortgage	4,266,776	17.3	4,080,164	19.1	3,943,163	20.9	3,933,773	22.6	3,214,712	19.5

Total commercial loans	15,008,631	60.8	12,209,519	57.1	10,720,454	56.9	9,991,169	57.5	9,439,746	57.3
Consumer loans:
Residential real estate – mortgage	2,454,565	10.0	1,916,951	9.0	1,566,370	8.3	1,653,805	9.6	1,685,176	10.2
Equity lines of credit	1,786,211	7.2	1,614,608	7.6	1,401,604	7.4	1,122,725	6.5	978,920	5.9
Equity loans	1,382,779	5.6	1,160,481	5.4	1,069,614	5.7	1,046,881	6.0	1,322,092	8.0
Credit card	505,216	2.1	523,148	2.4	505,090	2.7	485,487	2.8	462,252	2.8
Consumer – direct	409,277	1.7	423,278	2.0	484,657	2.5	435,326	2.5	455,976	2.8
Consumer – indirect	3,118,594	12.6	3,524,230	16.5	3,109,133	16.5	2,630,409	15.1	2,137,158	13.0

Total consumer loans	9,656,642	39.2	9,162,696	42.9	8,136,468	43.1	7,374,633	42.5	7,041,574	42.7

	24,665,273	100.0%	21,372,215	100.0%	18,856,922	100%	17,365,802	100%	16,481,320	100%

Less: Allowance for loan losses	291,050		267,173		258,339		244,882		232,830

Net loans	$24,374,223		$21,105,042		$18,598,583		$17,120,920		$16,248,490

Selected Loan Maturity and Interest Rate Sensitivity

					Rate Structure For Loans
	Maturity				Maturing Over One Year
	One	Over One Year	Over		Fixed	Floating or
	Year or	Through Five	Five		Interest	Adjustable
	Less	Years	Years	Total	Rate	Rate
	(In Thousands)
Commercial, financial and agricultural	$2,151,109	$1,605,328	$620,135	$4,376,572	$508,544	$1,716,919
Real estate construction	3,187,448	2,928,619	249,216	6,365,283	230,320	2,947,515

	$5,338,557	$4,533,947	$869,351	$10,741,855	$738,864	$4,664,434

     Managed loans include loans recorded on the balance sheet and loans that have been securitized and sold or retained as investment securities in either the held to maturity or available for sale portfolios. A detailed discussion of securitization transactions utilized by the Company is included in Note 5, Managed Loans, in the Notes to Consolidated Financial Statements. At December 31, 2006, managed loans totaled $25.7 billion, compared to $22.6 billion at December 31, 2005 and $20.4 billion at December 31, 2004. The growth and change in mix of the Company’s managed loan portfolio is consistent with the discussion of loans recorded on the balance sheet.

Managed Loan Portfolio

	December 31
	2006		2005		2004
		Percent		Percent		Percent
		of Total		of Total		of Total
		Managed		Managed		Managed
	Amount	Loans	Amount	Loans	Amount	Loans
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$4,404,634	17.1%	$3,910,405	17.3%	$3,890,866	19.0%
Real estate – construction	6,365,283	24.8	4,233,148	18.7	3,027,228	14.8
Commercial real estate – mortgage	4,382,024	17.1	4,202,966	18.6	3,943,163	19.3

Total commercial loans	15,151,941	59.0	12,346,519	54.6	10,861,257	53.1
Consumer loans:
Residential real estate – mortgage	3,146,151	12.3	2,786,051	12.3	2,688,768	13.1
Equity lines of credit	1,786,211	7.0	1,614,608	7.2	1,401,604	6.9
Equity loans	1,545,362	6.0	1,382,565	6.1	1,391,668	6.8
Credit card	505,216	2.0	523,148	2.3	505,090	2.5
Consumer – direct	409,277	1.6	423,278	1.9	484,657	2.4
Consumer – indirect	3,118,594	12.1	3,524,230	15.6	3,109,133	15.2

Total consumer loans	10,510,811	41.0	10,253,880	45.4	9,580,920	46.9

Total managed loans	$25,662,752	100.0%	$22,600,399	100.0%	$20,442,177	100.0%

Investment Securities
     The composition of the Company’s investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate sensitivity position while at the same time producing adequate levels of interest income. The Company’s investment securities are classified into one of three categories based upon management’s intent to hold the investment securities: (i) trading account assets and liabilities, (ii) investment securities held to maturity or (iii) investment securities available for sale. Investment securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Investment securities designated to be held to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, with such amortization and accretion being determined by the interest method. The Company has the ability, and it is management’s intention, to hold these securities to maturity. Management of the maturity of the portfolio is necessary to provide liquidity and control interest rate risk. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain or loss on the investment securities available for sale portfolio are reflected as adjustments to the carrying value of the portfolio and as an adjustment, net of tax, to accumulated other comprehensive income.
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

     Maturities/prepayments of investment securities held to maturity in 2006, 2005 and 2004 were $368 million, $528 million and $736 million, respectively. In 2006, sales and maturities/prepayments of investment securities available for sale were $799 million and $891 million, respectively, while sales and maturities/prepayments of investment securities available for sale were $79 million and $718 million, respectively, in 2005. In 2004, sales and maturities/prepayments of investment securities available for sale were $814 million and $847 million, respectively. Net losses realized on the sale of investment securities available for sale were $14.9 million for the year ended December 31, 2006. Net gains realized on the sale of investment securities available for sale were $79,000 and $27.3 million for the year ended December 31, 2005 and 2004, respectively. At December 31, 2006, gross unrealized gains in the Company’s investment securities held to maturity portfolio totaled $5.0 million and gross unrealized losses totaled $43.3 million. At December 31, 2006, gross unrealized gains and losses in the investment securities available for sale portfolio were $22.0 million and $69.4 million, respectively, and recognized in other comprehensive income. For an analysis of unrealized gains and losses recognized in accumulated other comprehensive income, see Note 23, Comprehensive Income, in the Notes to Consolidated Financial Statements.
     Total average investment securities, including securities held to maturity and available for sale, decreased six percent in 2006 after decreasing four percent in 2005. The decrease in 2006 was primarily due to the sale and maturity/prepayment of $2.1 billion of investment securities, which was partially offset by the purchase of $1.6 billion of investment securities. The decrease in 2005 was primarily due to the sale and maturity of $1.3 billion of investment securities, which was partially offset by the purchase of $1.2 billion of investment securities. At the end of 2006, total investment securities decreased $309 million from the end of 2005. This decrease was a deliberate reduction in the Company’s investment securities portfolio which resulted in the Company choosing to reinvest some of its cash flows from the securities portfolio to fund loan growth rather than reinvesting those cash flows into investment securities. The following table reflects the carrying amount of the investment securities portfolio at the end of each of the last three years.
Investment Securities Held to Maturity and Available for Sale

	December 31
	2006	2005	2004
	(In Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$25,136	$39,275	$60,860
Mortgage-backed pass-through securities	819,812	932,785	1,125,080
Collateralized mortgage obligations:
Agency	427,554	443,796	455,191
Non-agency	400,194	521,570	712,096
Asset-backed securities	160,624	219,583	320,058
States and political subdivisions	119,846	88,933	93,714
Other	—	—	100

	$1,953,166	$2,245,942	$2,767,099

Investment securities available for sale:
U.S. Treasury	$19,932	$47,956	$38,886
U.S. Government agencies and corporations	198	639	666
Mortgage-backed pass-through securities	982,221	537,288	499,525
Collateralized mortgage obligations:
Agency	2,779,454	3,505,754	3,530,987
Non-agency	255,336	234,214	2,189
Asset-backed securities and corporate bonds	—	—	1,039
States and political subdivisions	287,997	45,331	11,943
Other	410,069	414,051	325,379

	4,735,207	4,785,233	4,410,614
Net unrealized loss	(47,425)	(80,858)	(12,430)

	4,687,782	4,704,375	4,398,184

Total	$6,640,948	$6,950,317	$7,165,283

     The maturities and weighted average yields of the investment securities held to maturity and investment securities available for sale portfolios at the end of 2006 are presented in the following table using average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the amortized cost rather than the net carrying value (fair value) of these securities. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.
Investment Securities Held to Maturity and Available for Sale Maturity Schedule

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$—	—%	$25,110	6.27%	$26	6.26%	$—	—%
Mortgage-backed pass-through securities	2,837	5.95	628,600	4.30	182,970	5.44	5,405	6.77
Collateralized mortgage obligations	10,808	3.44	747,154	4.36	69,786	7.56	—	—
Asset-backed securities	—	—	160,624	5.03	—	—	—	—
States and political subdivisions	8,669	7.65	30,587	7.50	49,546	6.65	31,044	7.74
Other	—	—	—	—	—	—	—	—

	22,314	5.40	1,592,075	4.49	302,328	6.13	36,449	7.59

Investment securities available for sale — amortized cost:
U.S. Treasury	19,932	4.19	—	—	—	—	—	—
U.S. Government agencies and corporations	—	—	22	6.41	54	5.94	122	5.86
Mortgage-backed pass-through securities	1,019	7.50	901,006	5.53	71,857	5.48	8,339	5.55
Collateralized mortgage obligations	288,764	3.67	2,325,991	4.42	406,679	5.44	13,356	5.54
Asset-backed securities and corporate bonds	—	—	—	—	—	—	—	—
States and political subdivisions	1,312	7.36	36,350	5.84	201,961	6.03	48,374	6.45
Other	354,998	5.51	23,191	31.59	—	—	31,880	9.25

	666,025	4.68	3,286,560	4.93	680,551	5.62	102,071	7.13

Total	$688,339	4.70	$4,878,635	4.79	$982,879	5.78	$138,520	7.25

     The weighted average stated maturities of total mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are 19.4 years and 17.1 years, respectively, and the corresponding weighted average expected lives assumed in the above table are 4.0 years and 3.3 years, respectively. During a period of rising rates, prepayment speeds generally slow on MBS and CMOs with a resulting extension in average life, and vice versa during declining rates. At December 31, 2006, given a 100 basis point immediate and permanent parallel increase in rates, the expected average lives for MBS and CMOs would be 4.4 years and 3.5 years, respectively. Similarly, given a 100 basis point immediate and permanent parallel decrease in rates, the expected average lives for MBS and CMOs would be 3.4 and 2.6 years, respectively.
     The weighted average market prices as a percentage of par value for MBS and CMOs at December 31, 2006, were 98.3 and 98.0 percent, respectively. The market prices for MBS and CMOs generally decline in a rising rate environment due to the resulting increase in average life, the below market yield on fixed rate securities and the impact of annual and life rate caps on adjustable-rate securities. The opposite is generally true during a period of declining rates. At December 31, 2006, fixed-rate MBS and CMOs totaled $1.1 billion and $3.6 billion, respectively, with corresponding weighted average expected lives of 4.3 and 3.4 years. Adjustable-rate MBS and CMOs totaled $678 million and $211 million, respectively, with corresponding weighted average expected lives of 3.4 and 2.6 years. Substantially all adjustable-rate MBS and CMOs are subject to life rate caps, and MBS are also generally subject to a two percent annual cap. The weighted average life rate caps at December 31, 2006 were 10.1 and 11.2 percent for MBS and CMOs and the corresponding weighted average coupon rates were 5.1 and 3.8 percent, respectively.

     At December 31, 2006, given a 100 basis point immediate and permanent parallel increase in rates, the estimated market prices for MBS and CMOs would be 95.7 and 95.3 percent, respectively, of their actual market price as of each date. Given a 100 basis point immediate and permanent parallel decrease in rates, the estimated market prices for MBS and CMOs would be 100.5 and 100.1 percent, respectively, of their actual market price as of each date. For additional information regarding the Company’s investment securities, see Note 3, Investment Securities Held to Maturity and Investment Securities Available for Sale, in the Notes to Consolidated Financial Statements.
Trading Account Assets and Liabilities
     Securities carried in the Company’s trading account portfolio are primarily held for sale to institutional customers for their investment portfolios and generally are sold within 30 days of purchase. Interest rate floors, caps and swaps are sold to customers as protection against interest rate fluctuation and used as economic hedges for the Company, as discussed below. To mitigate the interest rate risk associated with the customer contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk of default by its corporate customers through credit limit approval and monitoring procedures. Both the derivative contracts entered into with the Company’s customers and the offsetting derivative positions are recorded at their estimated fair value. Market value changes on these derivative instruments are recognized in noninterest income in the period of change. The volume of activity is directly related to general market conditions and reactions to the changes in the interest rate environment. The average balance in the trading account assets portfolio increased 14 percent from $71 million for the year ended December 31, 2005 to $81 million for the year ended December 31, 2006. The average balance in the trading account assets portfolio decreased 12 percent from $81 million for the year ended December 31, 2004 to $71 million for the year ending December 31, 2005. The average balance in the trading account liabilities portfolio increased 29 percent to $36 million for the year ended December 31, 2006, following a decrease of 11 percent to $28 million for the year ended December 31, 2005. See Note 12, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for a summary of interest rate contracts held in the trading account at December 31, 2006 and 2005.
     In 2005 and years prior, the Company used interest rate swaps as economic hedges. These swaps either did not qualify for hedge accounting treatment or were not qualified by the Company for hedge accounting treatment. These economic hedge swaps convert the fixed interest rate payments on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based floating rates. Changes in the fair value of these derivatives and the interest exchanged are recognized in earnings in the line item trading gains (losses) and settlements on economic hedge swaps. The fair value of these derivatives is included in either trading account assets or accrued expenses and other liabilities. At both December 31, 2006 and 2005, there were no swaps held as economic hedges that were classified as trading securities.
     The following table details the composition of the Company’s trading account assets and liabilities at December 31, 2006 and 2005 (in thousands).
Trading Account Assets and Liabilities

	December 31
	2006	2005
Trading account assets:
U.S. Treasury and Government agencies	$15,832	$7,285
States and political subdivisions	5,867	3,376
Mortgage-backed pass-through securities	9,067	6,951
Collateralized mortgage obligations	2,671	8,767
Other debt securities	1,376	1,406
Interest rate floors, caps and swaps	51,893	48,774

Total trading account assets	$86,706	$76,559

Trading account liabilities:
Short sales	$4,992	$4,861
Interest rate floors, caps and swaps	24,566	25,401

Total trading account liabilities	$29,558	$30,262

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
Deposits and Borrowed Funds
     Average deposits totaled $22 billion at December 31, 2006, a 20 percent increase over prior year levels. The increase in deposits was primarily attributable to a 19 percent increase in interest bearing transaction accounts combined with a 33 percent increase in time deposits. Additionally, the company experienced a nine percent increase in noninterest bearing accounts. As part of its overall funding strategy, the Company focuses on the mix of deposits and, in particular, maintaining an appropriate level of transaction accounts as a percentage of total deposits. During 2006 and 2005, average transaction accounts made up 68 percent and 71 percent of total deposits, respectively. Average interest bearing deposits made up 67 percent of total average interest bearing liabilities in 2006, up from 60 percent in 2005 and 56 percent in 2004.
     For additional information about deposits, see Note 8, Deposits, in the Notes to Consolidated Financial Statements.
     The following table summarizes the remaining maturities of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2006.
Maturities of Time Deposits

	Certificates	Other Time
	of Deposit	Deposits
	Over	Over
	$100,000	$100,000	Total
	(In Thousands)
Three months or less	$1,992,242	$136,837	$2,129,079
Over three through six months	931,884	—	931,884
Over six through twelve months	365,596	—	365,596
Over twelve months	647,167	—	647,167

	$3,936,889	$136,837	$4,073,726

     In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of Federal Home Loan Bank (“FHLB”) advances, subordinated debentures, other long-term borrowings and short-term borrowings, primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Included in other short-term borrowings are trading account short sales, commercial paper of the Company and U.S. Treasury term investments. Average borrowed funds decreased $579 million and $510 million in 2006 and 2005, respectively. For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 10, FHLB and Other Borrowings, and Note 11, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements.
     The Short-Term Borrowings table on the following page presents the distribution of the Company’s short-term borrowed funds and the corresponding weighted average interest rates at the end of each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year-end for the last three years. For additional information regarding the Company’s short-term borrowings, see Note 9, Short-Term Borrowings, in the Notes to Consolidated Financial Statements.

Short-Term Borrowings

	Year Ended December 31
	Maximum				Average
	Outstanding		Average		Interest
	At Any	Average	Interest	Ending	Rate At
	Month End	Balance	Rate	Balance	Year-End
	(In Thousands)
2006
Federal funds purchased	$3,555,640	$2,918,734	4.99%	$2,948,855	5.23%
Securities sold under agreements to repurchase	360,740	290,436	4.51	230,496	4.58
Short sales	22,816	5,782	4.64	4,992	4.56
Commercial paper	82,186	86,943	4.00	67,770	4.31
Other short-term borrowings	1,352,424	591,680	5.07	1,170,201	5.24

	$5,373,806	$3,893,575		$4,422,314

2005
Federal funds purchased	$4,542,326	$3,845,028	3.23%	$2,802,536	4.04%
Securities sold under agreements to repurchase	365,508	330,813	2.89	300,036	3.82
Short sales	6,979	2,828	3.51	4,861	3.33
Commercial paper	128,119	114,043	2.15	76,764	3.39
Other short-term borrowings	571,125	66,040	3.69	571,125	3.98

	$5,614,057	$4,358,752		$3,755,322

2004
Federal funds purchased	$4,374,545	$3,906,691	1.38%	$4,218,045	2.17%
Securities sold under agreements to repurchase	425,246	371,444	1.06	313,959	1.73
Short sales	4,324	2,058	2.96	2,956	2.99
Commercial paper	97,498	77,625	0.75	97,498	1.25
Other short-term borrowings	143,603	35,898	1.75	75,317	1.74

	$5,045,216	$4,393,716		$4,707,775

Liquidity Management
     Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At December 31, 2006, the Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $380 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.
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
     During 2006, the Company funded $3.2 billion of growth in average interest earning assets through increases in interest bearing deposits and noninterest bearing deposits. Average interest bearing deposits increased $3.2 billion and average noninterest bearing deposits increased $494 million over the prior year period. For additional information about possible liquidity uses, see Note 13, Commitments, Contingencies and Guarantees, in the Notes to Consolidated Financial Statements.
     The following tables present information about the Company’s contractual obligations and commitments at December 31, 2006.
Contractual Obligations

	Payments Due by Period
		Less than 1			More than 5
	Total	Year	1 – 3 Years	3 –5 Years	Years
	(In Thousands)
FHLB and other borrowings *	$3,511,601	$105,932	$899,991	$1,175,100	$1,330,578
Capital lease obligations	9,527	396	828	879	7,424
Operating leases	164,910	22,228	41,153	29,234	72,295
Unconditional purchase obligations	—	—	—	—	—
Certificates of deposit	7,237,663	5,654,302	999,315	520,203	63,843
Other time deposits	136,837	136,837	—	—	—
Other long-term obligations	—	—	—	—	—

	$11,060,538	$5,919,695	$1,941,287	$1,725,416	$1,474,140

*	Refer to Note 10, FHLB and Other Borrowings, and Note 11, Capital Securities and Preferred Stock, in the Notes to Consolidated Financial Statements for additional information about these obligations, including certain redemption features.
Commitments**

	Payments Due by Period
		Less than 1			More than 5
	Total	Year	1 – 3 Years	3 –5 Years	Years
	(In Thousands)
Commitments to extend credit	$12,661,226	$7,549,550	$2,753,673	$1,015,363	$1,342,640
Standby and commercial letters of credit	1,136,441	125,048	256,892	562,428	192,073
Other contingent liabilities and commitments	—	—	—	—	—

	$13,797,667	$7,674,598	$3,010,565	$1,577,791	$1,534,713

**	Refer to Note 13, Commitments, Contingencies and Guarantees, in the Notes to Consolidated Financial Statements for additional information about these commitments.

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
     The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 2006 is shown in the table below along with comparable prior year information. Such analysis assumes a gradual and sustained parallel shift in interest rates, a static balance sheet and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at December 31, 2006 and 2005, respectively.
Net Interest Income Sensitivity

	Principal	Percentage
	Amount of Earning	Increase/(Decrease)
	Assets, Interest	in Interest Income/Expense
	Bearing Liabilities	Down 100	Up 100
	and Swaps	Basis Points	Basis Points
	(In Thousands)
December 31, 2006:
Assets which reprice in: *
One year or less	$17,658,529	(5.79)%	6.48%
Over one year	13,706,928	(1.41)	1.14

	$31,365,457	(4.14)	4.46

Liabilities which reprice in:
One year or less	$20,389,514	(10.14)%	12.73%
Over one year	4,130,261	—	(5.71)

	$24,519,775	(8.34)	9.47

Total net interest income sensitivity		(0.23)%	(0.18)%

December 31, 2005:
Assets which reprice in: *
One year or less	$14,557,658	(7.48)%	7.59%
Over one year	13,839,052	(2.16)	1.46

	$28,396,710	(5.19)	4.96

Liabilities which reprice in:
One year or less	$17,488,014	(11.64)%	15.11%
Over one year	4,665,004	(0.82)	2.17

	$22,153,018	(8.24)	11.04

Total net interest income sensitivity		(3.01)%	0.59%

*	Excludes noninterest earning trading account assets
     As shown in the table above, the Company’s balance sheet sensitivity has declined in sensitivity to both rising and falling interest rates from December 31, 2005 to December 31, 2006. On the asset side of the balance sheet, the decrease in sensitivity to both rising and falling interest rates was due largely to a modest change in the mix of loans due primarily to the acquisition of TexasBank accompanied with commercial loan hedges. On the liability side of the balance sheet, the decrease in sensitivity to rising interest rates and the stability in sensitivity to falling rates was primarily the result of continued growth of term and non-term deposits, as well as funding mix changes.

     The Company enters into various interest rate protection contracts, both held and not held in the trading account, to help manage the Company’s interest rate sensitivity. Such contracts generally have a fixed notional principal amount and include interest rate swaps and interest rate caps and floors. Interest rate swaps are contracts where the Company typically receives or pays a fixed rate and a counterparty pays or receives a floating rate based on a specified index, generally the prime rate or the London Interbank Offered Rate (“LIBOR”). Interest rate caps and floors purchased are contracts whereby the Company receives, respectively, interest if the specified index rises above the cap rate or falls below the floor rate. The interest rate risk factor in these contracts is considered in the Company’s interest rate risk management program. Refer to Note 12, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for the composition of the Company’s interest rate protection contracts as well as a discussion of interest rate risks, credit risks and derivative instruments.
Capital Resources
     Shareholders’ equity increased by $588 million during 2006 following a $180 million increase during 2005. The increase in 2006 was the result of an increase in retained earnings coupled with a reduction of treasury stock. The increase in retained earnings was driven by the increase in the Company’s net income, while the decrease in treasury stock was primarily due to the issuance of common stock in connection with the acquisition of TexasBank in the first quarter of 2006.
     Dividends of $200 million were declared on the Company’s common stock in 2006, as compared to the $174 million declared in 2005. The annual dividend rate in 2006 was $1.56 per common share, an 11 percent increase over 2005. The dividend payout ratio, defined as dividends paid per share divided by diluted earnings per share, was 44 percent in 2006, 2005 and 2004. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. Subsequent to year-end, the Company’s Board of Directors approved a 10 percent increase in the quarterly dividend rate, raising the annual dividend rate to an indicated $1.72 per common share for 2007. This marked the 26th consecutive year the Company has increased its dividend rate paid to shareholders.
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
     In 2003, the Company announced that its Board of Directors authorized a share repurchase program allowing for the purchase of 3.3 percent or approximately 4.1 million shares of the Company’s outstanding common stock. Through December 31, 2006, 1.2 million total shares had been purchased under the program. At December 31, 2006, approximately 2.9 million shares remained available for repurchase under the program. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors. Since December 31, 2005, approximately 5.1 million shares have been issued from treasury stock at a cost of $183.5 million. Of this amount, approximately 4.9 million shares were issued in connection with the acquisition of TexasBank, at a cost of $178.5 million. The remainder of the shares issued from treasury stock relate to employee benefit plans and other acquisitions.
     The ratio of average common shareholders’ equity as a percentage of total average assets is one measure used to determine capital strength. Overall, the Company’s capital position remains strong as the ratio of average common shareholders’ equity to average assets for 2006 was 7.89 percent compared to 7.37 percent in 2005 and 7.12 percent in 2004. In order to maintain this ratio at appropriate levels with continued growth in total average assets, a corresponding level of capital growth must be achieved. The following table summarizes these and other key ratios for the Company for each of the last three years.
Return on Equity and Assets

	December 31
	2006	2005	2004
Return on average assets	1.39%	1.36%	1.30%
Return on average equity	17.68	18.52	18.29
Dividend payout ratio	44.19	44.03	43.55
Average common shareholders’ equity to average assets ratio	7.89	7.37	7.12

     In addition to the capital ratios mentioned above, banking industry regulators have defined minimum regulatory capital ratios that the Parent Company and its Subsidiary Banks are required to maintain. These risk-based capital guidelines take into consideration risk factors, as defined by the banking industry regulators, associated with various categories of assets, both on and off balance sheet. Under the guidelines, capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I Capital is defined as common shareholders’ equity, excluding the net unrealized holding gain (loss) on available for sale securities (except for net unrealized losses on marketable equity securities), plus perpetual preferred stock and certain debentures issued by the Parent Company, minus goodwill and other disallowed intangible assets. Other disallowed intangibles represent intangible assets, other than goodwill, recorded after February 19, 1992. Total Qualifying Capital is defined as Tier I Capital plus Tier II Capital components, which include such items as qualifying allowance for loan losses and qualifying subordinated debt.
     At December 31, 2006, the Company’s Tier I Capital and Total Qualifying Capital totaled $2.5 billion and $3.5 billion, respectively. The percentage ratios, as calculated under the guidelines, were 8.49 percent and 11.73 percent for Tier I and Total Qualifying Capital, respectively, at year-end 2006. These ratios are well above the minimum requirements of four percent for Tier I Capital and eight percent for Total Qualifying Capital. Tier I Capital increased by $230 million, or 10 percent, in 2006 primarily as a result of the increase in retained earnings.
     Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted average quarterly assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available for sale securities (except for net unrealized losses on marketable equity securities), period-end goodwill and other disallowed assets. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The Company’s leverage ratio was 7.61 percent at year-end 2006 and 7.70 percent at year-end 2005, while its tangible leverage ratio was 7.58 percent at year-end 2006 and 7.67 percent at year-end 2005.
     The following table shows the calculation of capital ratios for the Company for the last two years.
Capital Ratios

	December 31
	2006	2005
	(In Thousands)
Risk-based capital:
Tier I Capital	$2,543,189	$2,313,682
Tangible Tier I Capital	2,534,552	2,304,269
Total Qualifying Capital	3,513,448	3,038,507

Assets:
Net risk-adjusted assets	$29,947,437	$26,460,438
Adjusted quarterly average assets	33,426,336	30,055,681
Adjusted tangible quarterly average assets	33,417,699	30,046,268

Ratios:
Tier I Capital	8.49%	8.74%
Total Qualifying Capital	11.73	11.48
Leverage	7.61	7.70
Tangible leverage	7.58	7.67
     The regulatory capital ratios of the Subsidiary Banks currently exceed the minimum ratios of 5 percent leverage capital, 6 percent Tier I Capital and 10 percent Total Qualifying Capital required in 2006 for “well-capitalized” banks as defined by federal banking regulators. The Company continually monitors these ratios to ensure that the Subsidiary Banks exceed these guidelines. For further information regarding the regulatory capital ratios of the Parent Company and its Subsidiary Banks, see Note 14, Regulatory Matters and Dividends from Subsidiaries, in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Activities
Sunbelt Funding Corporation
     In an effort to diversify its funding sources, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. Sunbelt was structured as a QSPE, as defined by SFAS 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account portfolio and financing its purchases through the issuance of P-1/F1 rated commercial paper. As of December 31, 2006, all assets sold to the conduit were performing and no significant gains or losses were recognized on the sales.
     At December 31, 2006, all securities held by Sunbelt were either triple A rated by at least two nationally recognized statistical ratings organizations or were backed by the full faith and credit of the U.S. Government. Approximately 99 percent of the securities held by Sunbelt at December 31, 2006 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.2 billion and $1.7 billion at December 31, 2006 and 2005, respectively. The Company realized fee income of $3.1 million, $5.5 million and $6.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, from Sunbelt for various services including serving as investment advisor, liquidity provider, administrative agent and for providing a letter of credit. At December 31, 2006 and 2005, receivables from Sunbelt were $492,000 and $2 million, respectively. There were no outstanding payables to Sunbelt at either December 31, 2006 or 2005. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets has occurred as of December 31, 2006.
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
     Net interest income increased $150 million from $973 million in 2005 to $1.1 billion in 2006, following an $84 million increase in 2005 from 2004 levels. Interest income in 2006 increased $503 million to $2.1 billion, compared to $1.5 billion in 2005, an increase of 32 percent. The increase in interest income was due to a $3.2 billion increase in the volume of average earning assets coupled with a 104 basis point increase in the yield on earning assets. Interest expense increased $353 million, or 61 percent, in 2006 primarily due to a $2.6 billion increase in the volume of interest bearing liabilities and a 119 basis point increase in the rate paid on interest bearing liabilities. In 2005, interest income increased $272 million to $1.5 billion from $1.3 billion in 2004. The increase in interest income was caused by a $1.7 billion increase in the volume of average earning assets coupled with a 68 basis point increase in the yield on earning assets. Interest expense increased $188 million, or 48 percent, in 2005 due to an 81 basis point increase in the rate paid on interest bearing liabilities and an $841 million increase in the volume of interest bearing liabilities. The schedule on pages 30 and 31 provides detail regarding interest income, interest expense and net interest income due to changes in volumes, rates and mix of interest bearing assets and liabilities.

     The 2006 yield on average earning assets increased due primarily to a $3.7 billion increase in the volume of average loans coupled with a 115 basis point increase in the yield on loans, offset partially by a $431 million decrease in investment securities, including investment securities held to maturity and available for sale. The increase in the average volume of loans and loan yield is attributable to continued strong loan production throughout all of the Company’s major markets at higher rates, as well as the addition of loans from the acquisition of TexasBank during the first quarter of 2006. The increase in the loan yields is due to both the growth of loans and the repricing of variable rate loans at higher rates. The majority of the decrease in investment securities was due to the Company’s decision to utilize cash flows from the securities portfolio to fund loan growth and a modest repositioning of the available for sale portfolio in conjunction with the acquisition of TexasBank.
     Total interest expense increased 61 percent in 2006 due to an increase of $2.6 billion in the volume of average interest bearing liabilities and an increase of 119 basis points in the average rate paid on interest bearing liabilities. Interest expense on interest bearing deposits increased $259 million due to a 122 basis point increase in the rate, coupled with a $3.2 billion increase in the average volume. For borrowed funds, which represents interest bearing liabilities that are not classified as deposits, a $94 million increase in interest expense was the result of a 147 basis point increase on average rate paid on borrowed funds, partially offset by a decrease of $579 million in the average volume.
     The 2005 yield on average earning assets increased due primarily to an 89 basis point increase in the yield on loans. This increase in loan yields was primarily attributable to organic loan growth at higher rates as well as the repricing of variable rate loans at higher rates, as evidenced by the increases in the Fed Funds rate in the second half of 2004 and 2005. The increase in the volume of average earning assets in 2005 from 2004 was driven by a $2.1 billion increase in loans, offset partially by a $317 million decrease in investment securities, including securities held to maturity and available for sale.
     Total interest expense increased 48 percent in 2005 due to an increase of 81 basis points in the rate paid on interest bearing liabilities and an increase of $841 million in the volume of average interest bearing liabilities. Interest expense on interest bearing deposits increased $101 million due to a 64 basis point increase in the rate, coupled with a $1.4 billion increase in the average volume. For borrowed funds, which represents interest bearing liabilities that are not classified as deposits, an $87 million increase in interest expense was the result of a 118 basis point increase on average rate paid on borrowed funds, partially offset by a $510 million decrease in the average volume.
     Net interest income is commonly evaluated in terms of average rates using the net yield and the interest rate spread. The net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average total earning assets, excluding market adjustments for investment securities available for sale and hedges. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net yield on earning assets increased 11 basis points to 3.69 percent in 2006 after increasing 9 basis points to 3.58 in 2005. The increase in yield in 2006 was due to an increase of $503 million in interest income partially offset by an increase of $353 million in interest expense. The increase in the net yield in 2005 was due to an increase of $272 million in interest income partially offset by an increase of $188 million in interest expense.
     The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During 2006, the net interest rate spread decreased 15 basis points to 2.84 percent from the 2005 spread of 2.99 percent. During 2005, the net interest rate spread decreased 13 basis points from the 2004 spread of 3.12 percent. See the accompanying table entitled Consolidated Average Balance Sheets and Rate/Volume Variances on pages 30 and 31 for more information.
     During 2006, the net yield on earning assets was positively impacted by the Company’s use of interest rate contracts, primarily interest rate swaps, which increased the taxable equivalent net yield on earning assets by $3.4 million. The net yield on earning assets was positively impacted by interest rate contracts during 2005 and 2004, which increased the taxable equivalent net yield by $7.3 million and $28.8 million in 2005 and 2004, respectively.
     Derivative instruments are subject to market risk. While the Company does have trading derivatives to facilitate customer transactions and manage the Company’s interest rate exposure, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date and the receive fixed coupon rate for derivative instruments used for hedging activities as of December 31, 2006, excluding derivatives related to the Company’s mortgage banking activities. The maturity date used in the table below is the first call date, when applicable. See Note 12, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, for further information about the Company’s use of derivatives and the fair value of those instruments.

	For the Year Ended December 31
	2007	2008	2009	Thereafter
	(In Thousands)
Non-trading interest rate contracts:
Cash Flow Hedges:
Notional maturity	$—	$500,000	$350,000	$1,500,000
Weighted average coupon received on maturities	—%	4.88%	5.32%	5.25%
Weighted average time to maturity (months)	—	13	32	43

Fair Value Hedges:
Notional maturity	$405,500	$—	$329,882	$575,000
Weighted average coupon received on maturities	6.96%	—%	6.53%	5.69%
Weighted average time to maturity (months)	3	—	31	196
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
     The following table presents certain interest rates on a taxable equivalent basis. The table on pages 30 and 31 contains these same percentages and all major categories of interest earning assets and interest bearing liabilities. Tax-exempt earning assets continue to make up a small percentage of total earning assets.

	December 31
	2006	2005	2004
Rate earned on interest earning assets	6.74%	5.70%	5.02%
Rate paid on interest bearing liabilities	3.90	2.71	1.90
Interest rate spread	2.84	2.99	3.12
Net yield on earning assets	3.69	3.58	3.49

Consolidated Average Balance Sheets and Rate/Volume Variances
     Taxable Equivalent Basis
     (Dollars in Thousands)

	Year Ended December 31
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
Yield/Rate Analysis	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans [a]	$23,713,038	$1,735,236	7.32%	$20,049,588	$1,236,153	6.17%
Investment securities available for sale [b]	4,528,184	212,543	4.69	4,570,904	189,333	4.14
Investment securities held to maturity	2,121,500	101,269	4.77	2,509,642	121,405	4.84
Other [c]	73,127	3,649	4.99	61,410	2,347	3.82

Total earning assets	30,435,849	2,052,697	6.74	27,191,544	1,549,238	5.70
Allowance for loan losses	(285,189)			(257,919)
Unrealized gain (loss) on investment securities available for sale	(82,636)			(49,453)
Cash and due from banks	710,747			746,393
Other assets	2,233,579			1,813,667

Total assets	$33,012,350			$29,444,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$346,733	2,933	0.85	$211,655	1,529	0.72
Savings deposits	8,424,252	187,839	2.23	7,185,061	72,657	1.01
Certificates of deposit less than $100,000 and other time deposits	3,430,703	155,259	4.53	2,542,086	88,495	3.48
Certificates of deposit of $100,000 or more	3,728,787	173,752	4.66	2,826,672	98,298	3.48

Total interest bearing deposits [b]	15,930,475	519,783	3.26	12,765,474	260,979	2.04
Federal funds purchased	2,918,734	145,515	4.99	3,845,028	124,019	3.23
Securities sold under agreements to repurchase	290,436	13,087	4.51	330,813	9,576	2.89
Other short-term borrowings [c]	684,405	33,733	4.93	182,911	4,994	2.73
FHLB and other borrowings [b]	4,000,673	217,299	5.43	4,114,354	176,605	4.29

Total interest bearing liabilities	23,824,723	929,417	3.90	21,238,580	576,173	2.71

Net interest income/net interest spread		1,123,280	2.84%		973,065	2.99%

Noninterest bearing demand deposits	6,196,642			5,702,201
Accrued expenses and other liabilities	387,819			333,389
Shareholders’ equity	2,603,166			2,170,062

Total liabilities and shareholders’ equity	$33,012,350			$29,444,232

Net yield on earning assets			3.69%			3.58%

Taxable equivalent adjustment:
Loans		2,303			1,224
Investment securities available for sale		3,225			560
Investment securities held to maturity		2,580			2,261
Other		38			41

Total taxable equivalent adjustment		8,146			4,086

Net interest income		$1,115,134			$968,979

[a]	Includes nonaccrual loans

[b]	Excludes adjustment for mark-to-market valuation

[c]	Excludes noninterest earning trading assets and liabilities

Year Ended December 31

2004			Change in Interest Income/Expense Attributable to

Average	Income/	Yield/	2006			2005
Balance	Expense	Rate	Volume	Rate	Mix	Volume	Rate	Mix
$17,999,355	$950,925	5.28%	$226,035	$230,570	$42,478	$108,252	$160,194	$16,782
4,401,132	181,234	4.12	(1,769)	25,140	(161)	6,995	880	224
2,996,342	143,637	4.79	(18,786)	(1,757)	407	(23,313)	1,498	(417)
60,491	1,306	2.16	448	718	136	20	1,004	17

25,457,320	1,277,102	5.02	205,928	254,671	42,860	91,954	163,576	16,606
(251,713)

24,865
675,339
1,754,817

$27,660,628

$60,211	1,134	1.88	973	275	156	2,847	(698)	(1,754)
7,570,719	46,555	0.61	12,516	87,658	15,008	(2,353)	30,283	(1,828)

2,004,181	63,321	3.16	30,924	26,692	9,148	16,998	6,413	1,763
1,779,343	48,768	2.74	31,394	33,355	10,705	28,697	13,167	7,666

11,414,454	159,778	1.40	75,807	147,980	35,017	46,189	49,165	5,847
3,906,691	53,729	1.38	(29,919)	67,672	(16,257)	(851)	72,274	(1,133)
371,444	3,934	1.06	(1,167)	5,359	(681)	(431)	6,797	(724)
115,581	1,267	1.10	13,691	4,024	11,024	741	1,884	1,102
4,589,059	169,493	3.69	(4,877)	46,904	(1,333)	(17,517)	27,534	(2,905)

20,397,229	388,201	1.90	53,535	271,939	27,770	28,131	157,654	2,187

	888,901	3.12%	$152,393	$(17,268)	$15,090	$63,823	$5,922	$14,419

4,999,763
294,688
1,968,948

$27,660,628

		3.49%

	764
	159
	2,613
	40

	3,576

	$885,325

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
     The allowance for loan losses is established by risk group as follows:
•	Large classified loans, nonaccrual loans and loans considered impaired are evaluated individually with specific reserves allocated based on management’s review.

•	Smaller homogenous nonaccrual and adversely classified loans are assigned a portion of the allowance based on loan grading. Smaller past due loans are assigned a portion of the allowance using a formula that is based on the severity of the delinquency.

•	The remainder of the portfolio is allocated a portion of the allowance based on past loss experience and the economic conditions for the particular loan portfolio. Allocation weights are assigned based on the Company’s historical loan loss experience, in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, in each loan category, although a higher allocation weight may be used if current conditions indicate that loan losses may exceed historical experience.
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
     The allowance for loan losses at December 31, 2006, was $291 million, or 1.18 percent of loans, compared with $267 million, or 1.25 percent of loans, at December 31, 2005, and $258 million, or 1.37 percent of loans, at December 31, 2004. The increase in the allowance, for both 2006 and 2005, was to provide adequate coverage for loan growth and to maintain the level of coverage based upon current economic conditions. Additionally, in March 2006, the Company acquired $11.2 million of allowance for loan losses with the purchase of TexasBank. Furthermore, on March 31, 2005, the Company transferred $12 million of allowance for loan losses related to unfunded commitments, letters of credit and fees to other liabilities. As shown in the following table, net loan charge-offs in 2006 were $77 million, or 0.32 percent of average loans, compared with $97 million, or 0.48 percent of average loans, in 2005 and $92 million, or 0.51 percent of average loans, in 2004. Management believes that the allowance for loan losses at December 31, 2006 is adequate and appropriate given past experience and the underlying strength of the loan portfolio.

     The following table sets forth information with respect to the Company’s loans and the allowance for loan losses for the last five years.
Summary of Loan Loss Experience

	2006	2005	2004	2003	2002
	(In Thousands)
Average loans outstanding during the year	$23,713,038	$20,049,588	$17,999,355	$16,796,188	$15,100,844

Allowance for loan losses, beginning of year	$267,173	$258,339	$244,882	$232,830	$191,393

Charge-offs:
Commercial, financial and agricultural	15,720	15,897	14,863	23,078	26,608
Commercial real estate – mortgage	2,075	1,760	4,564	2,836	3,155
Real estate – construction	826	740	246	2,290	3,735
Residential real estate – mortgage	2,289	1,915	1,778	1,547	1,887
Equity lines of credit	1,852	1,606	2,437	2,973	1,343
Equity loans	1,041	2,021	2,549	5,065	2,926
Credit card	25,235	39,106	37,625	36,248	35,296
Consumer – direct	19,122	21,124	14,675	15,825	11,376
Consumer – indirect	38,325	41,575	38,860	33,865	23,061

Total	106,485	125,744	117,597	123,727	109,387

Recoveries:
Commercial, financial and agricultural	1,834	4,070	5,549	5,285	2,759
Commercial real estate – mortgage	77	184	274	149	211
Real estate – construction	125	93	110	472	54
Residential real estate – mortgage	89	116	133	207	390
Equity lines of credit	303	234	271	54	127
Equity loans	285	344	434	198	18
Credit card	2,976	3,019	2,830	2,038	2,015
Consumer – direct	10,527	8,508	5,966	4,786	4,570
Consumer – indirect	13,265	12,381	10,420	6,271	4,349

Total	29,481	28,949	25,987	19,460	14,493

Net charge-offs	77,004	96,795	91,610	104,267	94,894

Provision charged to income	89,702	117,818	105,658	119,681	136,331

Allowance for loans sold / securitized	—	—	(591)	(3,362)	—
Allowance transferred to other liabilities	—	(12,189)	—	—	—
Allowance acquired	11,179	—	—	—	—

Allowance for loan losses, end of year	$291,050	$267,173	$258,339	$244,882	$232,830

Net charge-offs to average loans outstanding	0.32%	0.48%	0.51%	0.62%	0.63%

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
Allocation of Allowance for Loan Losses

	December 31
	2006		2005		2004		2003		2002
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(In Thousands)
Commercial, financial and agricultural	$55,389	17.7%	$47,688	18.2%	$55,077	19.9%	$59,308	20.6%	$57,685	22.4%
Real estate – construction	72,363	25.8	25,668	19.8	24,613	16.1	22,119	14.3	28,123	15.3
Real estate – mortgage:
Residential	38,820	22.8	22,321	22.0	17,897	21.4	14,420	22.1	14,188	24.2
Commercial	27,297	17.3	27,432	19.1	29,011	20.9	31,746	22.6	23,642	19.5
Consumer	97,181	16.4	144,064	20.9	131,741	21.7	117,289	20.4	109,192	18.6

	$291,050	100.0%	$267,173	100.0%	$258,339	100.0%	$244,882	100.0%	$232,830	100.0%

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
     Nonperforming assets at December 31, 2006 were $73 million, an increase of $14 million from year-end 2005. Nonperforming loans increased $8 million from year-end 2005 to $56 million. Other real estate owned (“ORE”) increased $6 million from year-end 2005.
     The recorded investment in impaired loans at December 31, 2006 and 2005 was $40 million and $39 million, respectively. The Company had specific allowance amounts related to those loans of $6 million and $8 million, respectively. There were no impaired loans without a specific allowance or discount at December 31, 2006 or 2005. The average investment in these loans for the years ended December 31, 2006 and 2005 amounted to $40 million and $37 million, respectively.

     The following table summarizes the Company’s nonperforming assets for each of the last five years.
Nonperforming Assets

	December 31
	2006	2005	2004	2003	2002
	(In Thousands)
Nonaccrual loans	$53,014	$47,578	$49,947	$65,870	$81,671
Renegotiated loans	3,258	698	734	218	38

Total nonperforming loans	56,272	48,276	50,681	66,088	81,709
Other real estate	17,105	11,510	19,998	29,014	17,300

Total nonperforming assets	$73,377	$59,786	$70,679	$95,102	$99,009

Accruing loans 90 days or more past due	$18,023	$14,539	$15,509	$26,159	$16,907

Total nonperforming loans as a percentage of loans	.23%	.23%	.27%	.38%	.50%

Total nonperforming assets as a percentage of loans and ORE	.30	.28	.37	.55	.60

Accruing loans 90 days or more past due as a percentage of loans	.07	.07	.08	.15	.10
     Details of nonaccrual loans at December 31, 2006, 2005 and 2004 appear below (in thousands):

	2006	2005	2004
Principal balance	$53,014	$47,578	$49,947
Interest that would have been recorded under original terms	5,105	4,789	4,819
Interest actually recorded	1,655	2,070	2,195
Noninterest Income
     Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, profits and commissions earned through securities and insurance sales and corporate and correspondent investment sales. In addition, gains and losses realized from the sale of investment portfolio securities and trading gains (losses) and settlements on economic hedge swaps are included in noninterest income. Noninterest income totaled $711.3 million in 2006, an increase of eight percent from the prior year, and $658.7 million in 2005, an increase of five percent from that reported in 2004. On a core basis, noninterest income increased eight percent, or $50 million from 2005 levels. Core results exclude investment securities gains (losses) of $(14.9) million in 2006 and $79,000 in 2005, gain on prepayment of FHLB advances of $21.1 million in 2006, trading gains (losses) and settlements on economic hedge swaps of $(3.2) million in 2005 and gains on the sale of non-core businesses and non-strategic banking centers totaling $6.4 million in 2005.
     Fee income from service charges on deposit accounts increased five percent in 2006 following a five percent increase in 2005. Continued emphasis on the growth of low-cost personal and small business checking accounts and corporate treasury management services accounted for both an increase in the number of accounts and outstanding balances in 2006 and 2005.
     Card and merchant processing fees increased 16 percent in 2006 after an increase of 27 percent in 2005. The increase in both years is a direct reflection of the Company’s deposit gathering strategy that has resulted in an increase in the number of debit cards issued as well as an increase in debit card use by the Company’s customers. Increases in interchange income, merchant’s discounts and the volume of credit cards also accounted for increased revenues in 2006 and 2005.
     Insurance commissions increased approximately $2.3 million to $61.6 million in 2006 after an increase of $7.9 million in 2005 to $59.4 million. Income from this line item is primarily generated through commissions on the sales of insurance, primarily property and casualty, and other related products. The Company expanded its insurance business between 2003 and 2005, acquiring five insurance companies throughout its geographic markets.

     Retail investment sales income, comprised primarily of mutual fund and annuity sales income, increased 22 percent in 2006 after increasing 8 percent in 2005. The increases in both 2006 and 2005 reflected improved overall market conditions.
     Asset management fees increased 18 percent in 2006 after increasing 27 percent in 2005. Assets under administration, which is the primary driver of income for this line item, were $7.8 billion, $7.5 billion and $7.6 billion for the years ended December 31, 2006, 2005 and 2004, respectively.
     Corporate and correspondent investment sales totaled $22.8 million in 2006 compared to $23.5 million in 2005 and $20.5 million in 2004. Income from this line item is primarily generated through commissions on the sales of bonds to approximately 1,000 correspondent banks and matched interest rate protection contracts to corporate customers. Changes in the corporate and correspondent investment sales in future years cannot be predicted accurately because of the uncertainty of changes in market conditions.
     The Company recognized investment securities gains (losses) of $(14.9) million for the year ended December 31, 2006 and $79,000 for the year ended December 31, 2005. Additionally, the Company recognized $21.1 million of gains on the prepayment of FHLB advances during the year ended December 31, 2006.
     Trading gains (losses) and settlements on economic hedge swaps represents the mark-to-market valuation adjustments and net settlements on the Company’s own economic hedges. During 2006, the Company did not maintain any economic hedges, thus the increase of $3.2 million in this caption in 2006. In 2005, trading gains (losses) and settlements on economic hedge swaps decreased to $(3.2) million compared to $11.1 million recognized in 2004. The changes in this caption between 2005 and 2004 were due to fluctuations in the market value of the Company’s economic hedges and market interest rates during that time.
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
Noninterest Expense
     Noninterest expense totaled $1.0 billion in 2006, an increase of 16 percent from the prior year, and $901.8 million in 2005, an increase of 4 percent from that reported in 2004. The increase in 2006 is due primarily to an increase in salaries, benefits and commissions of 17 percent from $487.8 million in 2005 to $569.8 million in 2006. The increase in salaries, benefits and commissions was driven by the expansion of the Company’s distribution network through the acquisition of TexasBank as well as the 14 additional new banking centers opened during 2006. The number of full time equivalent employees increased to 8,365 at December 31, 2006 from 8,049 at December 31, 2005.
     Equipment expense increased 11 percent in 2006 and 8 percent in 2005. Net occupancy expense also increased to $74.3 million as compared to $66.9 million in 2005 and $65.8 million in 2004. Both of these captions increased as a result of the Company’s acquisition activity over the last two years and the addition of new banking centers, as previously discussed.
     Marketing expense increased $7.1 million in 2006 and $10.6 million in 2005. The increases in marketing expense reflect a focused strategy to increase product sales throughout all of the Company’s markets. Communications expense also increased in 2006, increasing $2.7 million to $24.5 million, after remaining relatively stable in 2005 decreasing only $66,000 compared to 2004. The increase in the current year was due to expansion of the Company’s distribution network.
     Amortization of intangibles increased $6.2 million in 2006, after decreasing six percent in 2005. The increase in the current year was due entirely to the acquisition of TexasBank in the first quarter of 2006.
     Merger and integration expenses increased by $9.0 million in 2006 after increasing $366,000 in 2005. The increase in both periods was the result of the acquisition of TexasBank. Merger and integration expenses include compensation expenses, professional services, data processing systems conversion costs, broker fees incurred and other merger related expenses.

     Other expense increased by 17 percent in 2006 to $151.9 million from $130.0 million reported in 2005. A large part of this increase was due to a write-down of the equipment related to an operating lease of $10.5 million resulting from a customer’s alleged accounting fraud. The Company’s participation in the lease prior to the write-down represented $12.9 million. This lease represented the only financing type lease classified as an operating lease on the Company’s balance sheet at December 31, 2006.
Income Taxes
     Income tax expense increased $20.8 million, or 10 percent, to $227 million for the year ended December 31, 2006. The effective tax rate as a percentage of pretax income was 33.0 percent in 2006, compared to 33.9 percent in 2005 and 33.3 percent in 2004. The statutory federal rate was 35 percent during 2006, 2005 and 2004. For further information concerning the provision for income taxes, refer to Note 18, Income Taxes, in the Notes to Consolidated Financial Statements.
Accounting Pronouncements
Consolidation of Variable Interest Entities
     In January 2003, the Financial Accounting Standards Board (“FASB”) completed its redeliberations of the project related to the consolidation of variable interest entities which culminated in the issuance of FASB Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FASB Interpretation 46(Revised) (“FIN 46(R)”), Consolidation of Variable Interest Entities, an interpretation of ARB 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46(R) for periods ending after December 15, 2003. FIN 46 and FIN 46(R) do not apply to securitization structures that are QSPEs as defined within SFAS 140. The Company adopted the provisions of FIN 46(R) on December 31, 2003. The Company’s securitization structure, as of December 31, 2006, met current QSPE standards, and therefore, was not affected by the adoption of FIN 46 or FIN 46(R).
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
Accounting for Certain Loans or Debt Securities Acquired in a Transfer
     In December 2003, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. The adoption of this standard did not have an impact on the financial condition or the results of operations of the Company. In connection with the Company’s acquisition of TexasBank, the Company identified certain loans which fell within the scope of this SOP and are being accounted for under its provisions. At December 31, 2006, the principal balance of these loans was $16 million and the associated credit discount was $5 million.

Share-Based Payments
     In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of SFAS 123(R) were initially effective for all share-based awards granted after July 1, 2005, and to share-based awards modified, repurchased, or cancelled after that date. However, in April 2005, the SEC amended this requirement allowing companies to adopt the standard at the beginning of their next fiscal year that began after June 15, 2005. Accordingly, on January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective approach. As a result of the adoption, share-based awards expense incurred subsequent to January 1, 2006, is included in the Company’s Consolidated Statements of Income. The adoption of this standard resulted in the recognition of approximately $3.7 million of compensation expense related to stock options for the year ended December 31, 2006. Additionally, as a result of the adoption of SFAS 123(R), on January 1, 2006, the Company reclassified $11.8 million related to unvested restricted common stock from the unearned restricted stock caption to the surplus caption within the equity section of the Consolidated Balance Sheets.
Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion 20 and FASB Statement 3. SFAS 154 amends the existing guidance and applies to the accounting for and reporting of a change in accounting principle. Additionally, SFAS 154 applies to changes required by accounting pronouncements when the pronouncement does not include explicit transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Accordingly, on January 1, 2006, the Company adopted the provisions of SFAS 154. The adoption of this standard did not have an impact on the financial condition or the results of operations of the Company.
Accounting for Certain Hybrid Financial Instruments
     In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements 133 and 140. SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, SFAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard did not have an impact on the financial condition or the results of operations of the Company.
Accounting for Servicing of Financial Assets
     In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement 140. SFAS 156 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the initial recognition and subsequent accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early adoption allowed. The Company chose to adopt this Statement in the first quarter of 2006. The adoption of this standard did not have a material impact on the financial condition or the results of operations of the Company.
Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with early adoption allowed. Accordingly, on January 1, 2007, the Company adopted the provisions of this interpretation. The adoption of this interpretation is not expected to have a material impact on the financial condition or the results of operations of the Company. For further discussion refer to Note 18, Income Taxes, in the Notes to Consolidated Financial Statements.
Fair Value Measurements
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to existing accounting pronouncements that require or permit fair value measurements in which FASB had previously concluded fair value is the most relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption encouraged. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.
Accounting for Defined Pension and Other Postretirement Plans
     In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. A public entity is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. Accordingly, on December 31, 2006, the Company adopted the provisions of SFAS 158. Refer to Note 16, Benefit Plans, in the Notes to Consolidated Financial Statements for a further discussion of the impact the adoption of this standard had on the Company’s financial condition.
Considering the Effects of Misstatements
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, SAB 108 allows two alternatives, the “iron curtain” or the “rollover” method, in quantifying a current year misstatement for purposes of determining materiality. The iron curtain method focuses on how the current year’s balance sheet would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover method focuses on the amount of the misstatements that originated in the current year’s income statement. SAB 108 indicates that companies should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this standard did not have a material impact on the financial condition or the results of operations of the Company.
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
     Various information shown elsewhere in this Annual Report on Form 10-K will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the compositions of the loan and securities portfolios, the data on the interest sensitivity of loans and deposits and the information related to off-balance sheet hedging activities discussed in Note 12, Off-Balance Sheet Activities, Derivatives and Hedging, in the Notes to Consolidated Financial Statements, should be considered.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements required by Regulation S-X are set forth in the pages listed below. The supplementary data required by Item 302 of Regulation S-K is set forth in Item 6 – Selected Financial Data.
Compass Bancshares, Inc. and Subsidiaries
Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Compass Bancshares, Inc.
     We have audited the accompanying consolidated balance sheet of Compass Bancshares, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Bancshares, Inc. and subsidiaries at December 31, 2006 and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, Compass Bancshares, Inc. and subsidiaries changed its method of accounting for: (1) share-based awards as of January 1, 2006, in accordance with Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment,” and (2) defined benefit pension and other postretirement plans as of December 31, 2006, in accordance with FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Compass Bancshares, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.
                                        /s/ Ernst & Young LLP
Birmingham, Alabama
February 26, 2007

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Compass Bancshares, Inc.
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Compass Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Compass Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Compass Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Compass Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Compass Bancshares, Inc. as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion thereon.
                                        /s/ Ernst & Young LLP
Birmingham, Alabama
February 26, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Compass Bancshares, Inc.:
In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Compass Bancshares, Inc. and its subsidiaries (the Company) at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama
February 22, 2006

Compass Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31
	2006	2005
	(In Thousands)
Assets
Cash and due from banks	$738,168	$805,556
Federal funds sold and securities purchased under agreements to resell	24,423	46,393
Trading account assets	86,706	76,559
Investment securities available for sale	4,687,782	4,704,375
Investment securities held to maturity (fair value of $1,914,863 and $2,212,273 for 2006 and 2005, respectively)	1,953,166	2,245,942
Loans	24,665,273	21,372,215
Allowance for loan losses	(291,050)	(267,173)

Net loans	24,374,223	21,105,042
Premises and equipment, net	589,264	547,195
Bank owned life insurance	474,664	441,226
Goodwill	677,314	316,197
Other assets	594,045	509,747

Total assets	$34,199,755	$30,798,232

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$6,459,669	$6,097,881
Interest bearing	16,585,860	14,286,234

Total deposits	23,045,529	20,384,115
Federal funds purchased and securities sold under agreements to repurchase	3,179,351	3,102,572
Other short-term borrowings	1,242,963	652,750
FHLB and other borrowings	3,511,601	4,111,462
Accrued expenses and other liabilities	396,177	311,304

Total liabilities	31,375,621	28,562,203

Shareholders’ equity:
Preferred stock (25,000,000 shares authorized)	—	—
Common stock of $2 par value:
Authorized — 300,000,000 shares in 2006 and 2005
Issued — 135,603,484 shares in 2006 and 133,950,243 shares in 2005	271,207	267,900
Treasury stock, at cost (5,520,533 shares in 2006 and 10,411,684 shares in 2005)	(201,950)	(377,327)
Surplus	430,826	300,375
Loans to finance stock purchases	(2,177)	(1,262)
Unearned restricted stock	—	(11,811)
Accumulated other comprehensive loss	(53,932)	(63,156)
Retained earnings	2,380,160	2,121,310

Total shareholders’ equity	2,824,134	2,236,029

Total liabilities and shareholders’ equity	$34,199,755	$30,798,232

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31
	2006	2005	2004
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$1,732,933	$1,234,929	$950,161
Interest on investment securities available for sale	209,318	188,773	181,075
Interest on investment securities held to maturity	98,689	119,144	141,024
Interest on federal funds sold and securities purchased under agreements to resell	2,470	1,537	801
Interest on trading account assets	1,141	769	465

Total interest income	2,044,551	1,545,152	1,273,526
Interest expense:
Interest on deposits	519,783	260,979	159,778
Interest on federal funds purchased and securities sold under agreements to repurchase	158,602	133,595	57,663
Interest on other short-term borrowings	33,733	4,994	1,267
Interest on FHLB and other borrowings	217,299	176,605	169,493

Total interest expense	929,417	576,173	388,201

Net interest income	1,115,134	968,979	885,325
Provision for loan losses	89,702	117,818	105,658

Net interest income after provision for loan losses	1,025,432	851,161	779,667
Noninterest income:
Service charges on deposit accounts	311,520	297,080	282,808
Card and merchant processing fees	111,302	95,591	75,548
Insurance commissions	61,634	59,362	51,437
Retail investment sales	41,338	33,890	31,316
Asset management fees	33,882	28,689	22,666
Corporate and correspondent investment sales	22,799	23,487	20,457
Gain on prepayment of FHLB advances	21,084	—	—
Bank owned life insurance	20,638	17,467	17,169
Gain on sale of business and branches	—	6,391	—
Investment securities gains (losses), net	(14,889)	79	27,336
Trading gains (losses) and settlements on economic hedge swaps	—	(3,235)	11,053
Other	101,952	99,877	88,853

Total noninterest income	711,260	658,678	628,643
Noninterest expense:
Salaries, benefits and commissions	569,761	487,819	458,356
Equipment	91,325	81,979	76,169
Net occupancy	74,272	66,937	65,791
Professional services	63,609	61,640	57,380
Marketing	50,879	43,802	33,249
Communications	24,509	21,793	21,859
Amortization of intangibles	12,377	6,151	6,543
Merger and integration	10,659	1,641	1,275
Loss on prepayment of FHLB advances	—	—	25,136
Other	151,884	130,041	122,720

Total noninterest expense	1,049,275	901,803	868,478

Net income before income tax expense	687,417	608,036	539,832
Income tax expense	227,054	206,206	179,647

Net income	$460,363	$401,830	$360,185

Basic earnings per share	$3.60	$3.25	$2.95
Basic weighted average shares outstanding	127,857	123,550	122,254
Diluted earnings per share	$3.53	$3.18	$2.87
Diluted weighted average shares outstanding	130,458	126,423	125,416
See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

					Accumulated
					Other
					Comprehensive		Total	Comprehensive
	Common	Treasury		Retained	Income		Shareholders’	Income
	Stock	Stock	Surplus	Earnings	(Loss)	Other	Equity	(Loss)

	(In Thousands)
Balance, December 31, 2003	$263,138	$(317,669)	$227,404	$1,689,689	$37,306	$(7,294)	$1,892,574
Net income — 2004	—	—	—	360,185	—	—	360,185	$360,185
Net change in unrealized gains (losses) on securities available for sale, net of tax	—	—	—	—	(49,422)	—	(49,422)	(49,422)
Net change in accumulated gains (losses) on cash-flow hedging instruments, net of tax	—	—	—	—	(9,095)	—	(9,095)	(9,095)
Net change in additional minimum pension liability, net of tax	—	—	—	—	(2,165)	—	(2,165)	(2,165)

Comprehensive income								$299,503

Common dividends declared ($1.25 per share)	—	—	—	(153,970)	—	—	(153,970)
Exercise of stock options and other issuances	2,362	—	28,481	(1,358)	—	—	29,485
Issuance of restricted stock, net of cancellations	306	—	8,265	—	—	(8,571)	—
Issuance of treasury stock for acquisitions, stock options and benefit plans	—	18,147	250	—	—	—	18,397
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(247)	(247)
Amortization of restricted stock	—	—	—	—	—	4,432	4,432
Purchase of treasury stock	—	(33,829)	—	—	—	—	(33,829)

Balance, December 31, 2004	265,806	(333,351)	264,400	1,894,546	(23,376)	(11,680)	2,056,345
Net income — 2005	—	—	—	401,830	—	—	401,830	$401,830
Net change in unrealized losses on securities available for sale, net of tax	—	—	—	—	(44,297)	—	(44,297)	(44,297)
Net change in accumulated losses on cash-flow hedging instruments, net of tax	—	—	—	—	3,665	—	3,665	3,665
Net change in additional minimum pension liability, net of tax	—	—	—	—	852		852	852

Comprehensive income								$362,050

Common dividends declared ($1.40 per share)	—	—	—	(173,524)	—	—	(173,524)
Exercise of stock options and other issuances	1,842	—	25,844	(1,542)	—	—	26,144
Issuance of restricted stock, net of cancellations	252	—	6,419	—	—	(6,671)	—
Issuance of treasury stock for acquisitions, stock options and benefit plans	—	19,271	3,712	—	—	—	22,983
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(206)	(206)
Amortization of restricted stock	—	—	—	—	—	5,484	5,484
Purchase of treasury stock	—	(63,247)	—	—	—	—	(63,247)

Balance, December 31, 2005	267,900	(377,327)	300,375	2,121,310	(63,156)	(13,073)	2,236,029
Net income — 2006	—	—	—	460,363	—	—	460,363	$460,363
Net change in unrealized losses on securities available for sale, net of tax	—	—	—	—	19,016	—	19,016	19,016
Net change in accumulated gains (losses) on cash- flow hedging instruments, net of tax	—	—	—	—	8,494	—	8,494	8,494
Net change in additional minimum pension liability, net of tax	—	—	—	—	(325)	—	(325)	(325)
Net change in funded pension asset, net of tax	—	—	—	—	(17,961)	—	(17,961)	(17,961)

Comprehensive income								$469,587

Common dividends declared ($1.56 per share)	—	—	—	(199,927)	—	—	(199,927)
Adoption of SFAS 123R	—	—	(11,811)	—	—	11,811	—
Exercise of stock options and other issuances	2,980	—	53,043	(1,586)	—	—	54,437
Issuance of restricted stock, net of cancellations	327	—	(327)	—	—	—	—
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(915)	(915)
Issuance of treasury stock for acquisitions and stock options	—	186,054	77,306	—	—	—	263,360
Amortization of restricted stock and stock option grants	—	—	12,240	—	—	—	12,240
Purchase of treasury stock	—	(10,677)	—	—	—	—	(10,677)

Balance, December 31, 2006	$271,207	$(201,950)	$430,826	$2,380,160	$(53,932)	$(2,177)	$2,824,134

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31
	2006	2005	2004
	(In Thousands)
Operating Activities:
Net income	$460,363	$401,830	$360,185
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	107,338	100,524	104,413
Amortization of stock-based compensation	12,240	5,484	4,432
Accretion of discount and loan fees	(16,019)	(5,917)	(18,550)
Provision for loan losses	89,702	117,818	105,658
Net (increase) decrease in trading account assets	(9,825)	2,530	11,004
Deferred tax benefit	(22,043)	(31,145)	(2,243)
Net (gain) loss on sale of investment securities available for sale	14,889	(79)	(27,336)
(Gain) loss on prepayment of FHLB advances	(21,084)	—	25,136
Gain on sale of business and branches	—	(6,391)	—
Increase in other assets	(44,551)	(39,632)	(76,086)
Increase in other liabilities	42,623	66,502	27,917

Net cash provided by operating activities	613,633	611,524	514,530

Investing Activities:
Proceeds from prepayments, maturities and calls of investment securities held to maturity	367,956	527,601	736,367
Purchases of investment securities held to maturity	(10,193)	(5,000)	—
Proceeds from sales of investment securities available for sale	799,163	78,594	814,036
Proceeds from prepayments, maturities and calls of investment securities available for sale	891,016	717,790	846,600
Purchases of investment securities available for sale	(1,580,205)	(1,183,296)	(1,731,966)
Net decrease in federal funds sold and securities purchased under agreements to resell	46,858	555	31,217
Net increase in loan portfolio	(1,990,249)	(2,636,218)	(2,188,966)
Net cash received (paid) in acquisitions/dispositions	(190,071)	(16,945)	268
Purchases of premises and equipment, net	(84,111)	(69,755)	(69,265)
Proceeds from sales of other real estate owned	11,155	21,207	30,845

Net cash used by investing activities	(1,738,681)	(2,565,467)	(1,530,864)

Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	666,583	930,127	725,615
Net increase in time deposits	516,871	2,437,410	628,458
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	55,901	(1,429,432)	413,380
Net increase (decrease) in other short-term borrowings	587,525	476,979	(87,766)
Proceeds from FHLB advances and other borrowings	1,876,186	396,902	1,125,100
Repayment of FHLB advances and other borrowings	(2,499,304)	(400,537)	(1,793,140)
Redemption of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—	—	(23,000)
Common dividends paid	(199,989)	(208,756)	(118,533)
Purchase of treasury stock	(2,734)	(63,247)	(33,829)
Issuance of treasury stock for benefit plans and stock options	3,099	9,274	9,998
Repayment of loans to finance stock purchases	982	679	616
Excess tax benefits from share-based payments	13,317	—	—
Proceeds from exercise of stock options	39,223	24,421	28,622

Net cash provided by financing activities	1,057,660	2,173,820	875,521

Net increase (decrease) in cash and due from banks	(67,388)	219,877	(140,813)
Cash and due from banks at beginning of the year	805,556	585,679	726,492

Cash and due from banks at end of the year	$738,168	$805,556	$585,679

See accompanying Notes to Consolidated Financial Statements.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
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
Nature of Operations
     Compass Bank operates 415 banking centers in Alabama, Arizona, Colorado, Florida, New Mexico and Texas. The banking centers in Alabama are located throughout the state while its Florida banking centers are concentrated in the Jacksonville area and in the Florida panhandle. In Texas, the banking centers are primarily located in the state’s four largest metropolitan areas of Houston, Dallas/Ft. Worth, San Antonio and Austin. The Arizona operations are primarily located in Tucson and Phoenix. The New Mexico banking centers are concentrated around the Albuquerque metropolitan area. The Colorado banking centers are concentrated around the Denver metropolitan area. See Note 21, Segment Information, for additional discussion of the Company’s business.
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
Securities
     The Company’s investment securities are classified into one of three categories based upon management’s intent and ability to hold the investment securities: (i) trading account assets and liabilities, (ii) investment securities held to maturity or (iii) investment securities available for sale. Investment securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Investment securities designated as held to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, with such amortization and accretion determined by the interest method. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Management of the maturity of the portfolio is necessary to provide liquidity and control interest rate risk. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain or loss on the portfolio of investment securities available for sale are reflected as adjustments to the carrying value of the portfolio and as an adjustment net of tax to accumulated other comprehensive income.
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
December 31, 2006, 2005 and 2004
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
Loans Held for Sale
     At December 31, 2006, loans held for sale included single-family real estate mortgage loans that have been designated as hedged items in a fair value hedging relationship under Statement of Financial Accounting Standards 133 (“SFAS 133”). Therefore, to the extent changes in fair value are attributable to the interest rate risk being hedged, the change in fair value is recognized in income as an adjustment to the carrying amount of loans held for sale. Otherwise, loans held for sale are accounted for under the lower of aggregate cost or market method. The fair values are based on quoted market prices of similar instruments, adjusted for differences in loan characteristics. Gains and losses on loans held for sale are included in other noninterest income.
Allowance for Loan Losses
     The amount of the provision for loan losses charged to income is determined on the basis of several factors including actual loss experience, identified loan impairment, current economic conditions and periodic examinations

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
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
Goodwill
     Goodwill is tested at least annually for impairment through the allocation of goodwill to the Company’s reporting units based on historical revenue streams and contributions of past acquisitions. The Company has determined that its reporting units for purposes of impairment testing are its reportable segments: Corporate Banking, Retail Banking, Wealth Management and Treasury. In addition to the reportable segments, Insurance is included as a reporting unit, but does not qualify as a reportable segment.
     Each reporting unit is tested annually for impairment in the third quarter. The fair value of each of the reporting units is estimated using the expected present value of future cash flows. The Company’s impairment test indicated that no impairment existed at any of the test dates.
Intangibles
     Other identifiable intangible assets are included in other assets in the Consolidated Balance Sheets. Other identifiable intangibles that are deemed to have finite lives are amortized over their estimated useful lives and are also subject to impairment testing if events or changes in circumstances warrant an evaluation. Other identifiable intangible assets are amortized over a period based on the life of the intangible, generally 10 years for core deposits and up to 25 years for other customer intangibles.
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
     Estimated useful lives generally are as follows:

Premises and leasehold improvements	10-40 years
Furniture and equipment	3-7 years
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
December 31, 2006, 2005 and 2004
Company’s mergers and acquisition department. These costs primarily include compensation expense incurred, data processing systems conversion costs, professional fees and broker fees.
Accounting for Derivatives and Hedging Activities
     As part of the Company’s overall interest rate risk management, the Company uses derivative instruments, including interest rate swaps, caps and floors. All derivative instruments are recognized on the balance sheet at their fair value. Fair values are estimated using pricing models. On the date the derivative instrument contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a held for trading hedge or (4) an economic hedge. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in the then-current-period earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income in the shareholders’ equity section of the Consolidated Balance Sheets, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivative trading instruments and settlements on the instruments are reported in the then-current-period earnings.
     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative instrument is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.
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
     Previously, the Company also used interest rate swaps as economic hedges. These swaps either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
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
Securitization and Sales of Receivables
     When the Company sells receivables in securitizations of automobile loans, equity loans, residential mortgage loans and Small Business Administration loans, it may retain one or more senior tranches, subordinated tranches, servicing rights and in some cases a cash reserve account and interest-only strips, all of which are retained interests in the securitized receivables. Gains or losses on the sale of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Subsequent to the sales, interest-only strips are carried at fair value as investment securities available for sale. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Company generally estimates fair value based on the present value of future expected cash flows using management’s estimates of the key assumptions, including: credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.
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
Stock-Based Compensation
     At December 31, 2006, the Company had three long-term incentive compensation plans, which are described more fully in Note 15, Stock Based Compensation. Prior to January 1, 2006, the Company accounted for these plans in accordance with the requirements specified in SFAS 123, Accounting for Stock-Based Compensation. As permitted under SFAS 123, the Company elected to apply the Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, intrinsic value method of accounting for share-based compensation plans. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans, with the exception of the acceleration charge recognized in the fourth quarter of 2005 as discussed below. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123(R), Share-Based Payment, which requires that all share-based awards to employees be recognized in the income statement based on their fair values. As a result, beginning on January 1, 2006, the expense associated with these share-based awards is included in the Company’s Consolidated Statements of Income. The adoption of SFAS 123(R) resulted in the recognition of $3.7 million in compensation expense related to stock options for the year ended December 31, 2006. Additionally, as a result of the adoption of FAS 123(R), on January 1, 2006, the Company reclassified $11.8 million related to unvested restricted common stock from the unearned restricted stock caption to the surplus caption within the equity section of the Consolidated Balance Sheets. For further discussion of the adoption of SFAS 123(R), see Note 15, Stock Based Compensation.
     Pro forma information regarding net income and earnings per share for the years ended December 31, 2005 and 2004 is presented as if the Company had accounted for its employee stock options under the fair value method, established by SFAS 123, Accounting for Stock-Based Compensation. The fair value for these options was estimated

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004, respectively: risk free interest rates of 3.93 percent and 3.64 percent; expected dividend yields of 4.11 percent and 4.13 percent; volatility factors of the expected market price of the Company’s common stock of 0.237 and 0.276 and a weighted-average expected life of the options of 5.4 years and 5.0 years, respectively.
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
     The Company’s actual and pro forma information follows (in thousands, except per share data):

	Year Ended December 31
	2005	2004
Net income:
As reported	$401,830	$360,185
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	11,718	9,402

Pro forma net income	$390,112	$350,783

Basic earnings per share:
As reported	$3.25	$2.95
Pro forma	3.16	2.87
Diluted earnings per share:
As reported	$3.18	$2.87
Pro forma	3.09	2.80
Recently Issued Accounting Standards
Consolidation of Variable Interest Entities
     In January 2003, the Financial Accounting Standards Board (“FASB”) completed its redeliberations of the project related to the consolidation of variable interest entities which culminated in the issuance of FASB Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FASB Interpretation 46(Revised) (“FIN 46(R)”), Consolidation of Variable Interest Entities, an interpretation of ARB 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46(R) for periods ending after December 15, 2003. FIN 46 and FIN 46(R) do not apply to securitization structures that are QSPEs as defined within SFAS 140. The Company adopted the provisions of FIN 46(R) on December 31, 2003. The Company’s securitization structure, as of December 31, 2006, met current QSPE standards, and therefore, was not affected by the adoption of FIN 46 or FIN 46(R).
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
Accounting for Certain Loans or Debt Securities Acquired in a Transfer
     In December 2003, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to loans originated by the Company. The adoption of this standard did not have an impact on the financial condition or the results of operations of the Company. In connection with the Company’s acquisition of TexasBank, the Company identified certain loans which fell within the scope of this SOP and are being accounted for under its provisions. At December 31, 2006, the principal balance of these loans was $16 million and the associated credit discount was $5 million.
Share-Based Payments
     In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of SFAS 123(R) were initially effective for all share-based awards granted after July 1, 2005, and to share-based awards modified, repurchased, or cancelled after that date. However, in April 2005, the SEC amended this requirement allowing companies to adopt the standard at the beginning of their next fiscal year that began after June 15, 2005. Accordingly, on January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective approach. As a result of the adoption, share-based awards expense incurred subsequent to January 1, 2006, is included in the Company’s Consolidated Statements of Income. The adoption of this standard resulted in the recognition of approximately $3.7 million of compensation expense related to stock options for the year ended December 31, 2006. Additionally, as a result of the adoption of SFAS 123(R), on January 1, 2006, the Company reclassified $11.8 million related to unvested restricted common stock from the unearned restricted stock caption to the surplus caption within the equity section of the Consolidated Balance Sheets.
Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion 20 and FASB Statement 3. SFAS 154 amends the existing guidance and applies to the accounting for and reporting of a change in accounting principle. Additionally, SFAS 154 applies to changes required by accounting pronouncements when the pronouncement does not include explicit transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Accordingly, on

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
January 1, 2006, the Company adopted the provisions of SFAS 154. The adoption of this standard did not have an impact on the financial condition or the results of operations of the Company.
Accounting for Certain Hybrid Financial Instruments
     In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements 133 and 140. SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, SFAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard did not have an impact on the financial condition or the results of operations of the Company.
Accounting for Servicing of Financial Assets
     In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement 140. SFAS 156 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the initial recognition and subsequent accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early adoption allowed. The Company chose to adopt this Statement in the first quarter of 2006. The adoption of this standard did not have a material impact on the financial condition or the results of operations of the Company.
Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with early adoption allowed. Accordingly, on January 1, 2007, the Company adopted the provisions of this interpretation. The adoption of this interpretation is not expected to have a material impact on the financial condition or the results of operations of the Company. For further discussion refer to Note 18, Income Taxes.
Fair Value Measurements
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to existing accounting pronouncements that require or permit fair value measurements in which FASB had previously concluded fair value is the most relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption encouraged. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.
Accounting for Defined Pension and Other Postretirement Plans
     In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
comprehensive income. A public entity is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. Accordingly, on December 31, 2006, the Company adopted the provisions of SFAS 158. Refer to Note 16, Benefit Plans, for a further discussion of the impact the adoption of this standard had on the Company’s financial condition.
Considering the Effects of Misstatements
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, SAB 108 allows two alternatives, the “iron curtain” or the “rollover” method, in quantifying a current year misstatement for purposes of determining materiality. The iron curtain method focuses on how the current year’s balance sheet would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover method focuses on the amount of the misstatements that originated in the current year’s income statement. SAB 108 indicates that companies should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this standard did not have a material impact on the financial condition or the results of operations of the Company.
(2) Subsequent Events (unaudited)
     On February 15, 2007 the Company’s board of directors approved, and the Company disclosed in a Form 8-K filed with the SEC on February 16, 2007, the signing of a definitive agreement under which Banco Bilbao Vizcaya Argentaria, S.A., a corporation organized under the Kingdom of Spain (“BBVA”), will acquire the Company for a combination of cash and stock. The Company’s shareholders may elect to receive either 2.8 BBVA American Depository Shares (“ADSs”) or $71.82 in cash per Company common share, subject to proration. The receipt of BBVA ADSs in the transaction, which will comprise just over half of the consideration, will be tax free to the Company’s shareholders. The aggregate consideration is composed of a fixed number of approximately 196 million shares of BBVA common stock and approximately $4.6 billion in cash.
     BBVA, which operates in 35 countries, is based in Spain and has substantial banking interests in the Americas. The transaction will facilitate BBVA’s continued growth in Texas and will create the largest regional bank across the Sunbelt. Upon completion of the transaction, the Company will rank among the top 25 banks in the United States with approximately $47 billion in total assets, $32 billion in total loans and $33 billion in total deposits. In addition, the combined company will rank fourth in deposit market share in Texas with $19.6 billion in total deposits and 326 full-service banking offices.
     Under the terms of the definitive agreement, the Company will become a wholly-owned subsidiary of BBVA. After closing, BBVA intends to merge its U. S. based banking affiliates – including the former operations of Texas Regional Bancshares, State National Bancshares and Laredo National Bancshares – with the Company.
     The transaction is subject to a number of conditions, including approval by the stockholders of the Company and BBVA and appropriate regulatory approvals. The transaction has been described more fully in our Forms 8-K filed with the SEC on February 16 and February 22, 2007.
(3) Investment Securities Held to Maturity and Investment Securities Available for Sale
     The following table presents the adjusted cost and approximate fair value of investment securities held to maturity and investment securities available for sale at December 31, 2006 and 2005 (in thousands).

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Investment securities held to maturity:
U.S. Government agencies and corporations	$25,136	$25,554	$39,275	$39,730
Mortgage-backed pass-through securities	819,812	802,230	932,785	921,076
Collateralized mortgage obligations	827,748	813,955	965,366	949,395
Asset-backed securities	160,624	152,726	219,583	212,056
States and political subdivisions	119,846	120,398	88,933	90,016
Other	—	—	—	—

Total	$1,953,166	$1,914,863	$2,245,942	$2,212,273

	2006		2005
	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$20,039	$20,130	$48,463	$48,595
Mortgage-backed pass-through securities	974,947	982,221	527,785	537,288
Collateralized mortgage obligations	2,979,048	3,034,790	3,661,828	3,739,968
Asset-backed securities and corporate bonds	—	—	—	—
States and political subdivisions	290,806	287,997	44,652	45,331
Other	252,822	240,038	227,329	219,753
Equity securities	170,120	170,031	194,318	194,298

Total	$4,687,782	$4,735,207	$4,704,375	$4,785,233

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
     At December 31, 2006 approximately $1.6 billion of investment securities held to maturity and $1.8 billion of investment securities available for sale were pledged to secure public deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law. The table on the following page details unrealized gains and losses on investment securities held to maturity and investment securities available for sale as of December 31, 2006 and 2005.

	2006		2005
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
	(In Thousands)
Investment securities held to maturity:
U.S. Government agencies and corporations	$418	$—	$455	$—
Mortgage-backed pass-through securities	2,048	19,630	3,351	15,060
Collateralized mortgage obligations	1,709	15,502	2,913	18,884
Asset-backed securities	—	7,898	—	7,527
States and political subdivisions	784	232	1,220	137
Other	—	—	—	—

Total	$4,959	$43,262	$7,939	$41,608

Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$—	$91	$7	$139
Mortgage-backed pass-through securities	4,256	11,530	2,945	12,448
Collateralized mortgage obligations	1,480	57,222	507	78,647
Asset-backed securities and corporate bonds	—	—	—	—
States and political subdivisions	3,411	602	79	758
Other	12,784	—	7,576	—
Equity securities	89	—	20	—

Total	$22,020	$69,445	$11,134	$91,992

     The following tables disclose the market value and the gross unrealized losses of the Company’s available for sale securities that are in a loss position at December 31, 2006 and 2005, respectively. This information is aggregated by investment category and length of time the individual securities have been in an unrealized loss position.

	December 31, 2006
	Securities in a loss position		Securities in a loss position
	for less than 12 months		for 12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$10,006	$2	$9,910	$89	$19,916	$91
Mortgage-backed pass-through securities	203,198	908	364,104	10,622	567,302	11,530
Collateralized mortgage obligations	352,743	1,581	2,385,800	55,641	2,738,543	57,222
Asset-backed securities and corporate bonds	—	—	—	—	—	—
States and political subdivisions	12,214	75	28,892	527	41,106	602
Other	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

Total	$578,161	$2,566	$2,788,706	$66,879	$3,366,867	$69,445

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004

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

     At December 31, 2006, management does not believe that any individual unrealized loss in the Company’s investment securities available for sale portfolio, presented in the table above, or the unrealized loss in the Company’s investment securities held to maturity portfolio represents an other-than-temporary impairment. These unrealized losses reported for collateralized mortgage obligations and mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and were individually not significant relative to their respective amortized cost. Additionally, the Company has the ability and intent to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.
     The maturities of the securities portfolios are presented in the following tables.

	2006
	Carrying	Fair
	Amount	Value
	(In Thousands)
Investment securities held to maturity:
Maturing within one year	$8,669	$8,702
Maturing after one but within five years	216,321	209,039
Maturing after five but within ten years	49,572	49,711
Maturing after ten years	31,044	31,226

	305,606	298,678
Mortgage-backed securities and collateralized mortgage obligations	1,647,560	1,616,185

Total	$1,953,166	$1,914,863

	Fair	Amortized
	Value	Cost
	(In Thousands)
Investment securities available for sale:
Maturing within one year	$376,253	$376,242
Maturing after one but within five years	71,427	59,563
Maturing after five but within ten years	204,519	202,015
Maturing after ten years	81,588	80,376

	733,787	718,196
Mortgage-backed securities and collateralized mortgage obligations	3,953,995	4,017,011

Total	$4,687,782	$4,735,207

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
     There were gross losses of $14.9 million on sales of investment securities available for sale during 2006. There were gross gains of $79,000 and $27.3 million in 2005 and 2004.
(4) Loans and Allowance for Loan Losses
     The following table presents the composition of the loan portfolio at December 31, 2006 and 2005.

	2006	2005
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$4,376,572	$3,896,207
Real estate — construction	6,365,283	4,233,148
Commercial real estate — mortgage	4,266,776	4,080,164

Total commercial loans	15,008,631	12,209,519
Consumer loans:
Residential real estate — mortgage	2,454,565	1,916,951
Equity lines of credit	1,786,211	1,614,608
Equity loans	1,382,779	1,160,481
Credit card	505,216	523,148
Consumer — direct	409,277	423,278
Consumer — indirect	3,118,594	3,524,230

Total consumer loans	9,656,642	9,162,696

Total	$24,665,273	$21,372,215

     At December 31, 2006 approximately $3.2 billion of loans were pledged to secure deposits and Federal Home Loan Bank advances and for other purposes as required or permitted by law.
     A summary of the activity in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004
	(In Thousands)
Balance at beginning of year	$267,173	$258,339	$244,882
Provision charged to income	89,702	117,818	105,658
Allowance for loans securitized	—	—	(591)
Allowance transferred to other liabilities	—	(12,189)	—
Allowance acquired	11,179	—	—
Loans charged off	(106,485)	(125,744)	(117,597)
Loan recoveries	29,481	28,949	25,987

Net charge-offs	(77,004)	(96,795)	(91,610)

Balance at end of year	$291,050	$267,173	$258,339

     In March 2006, the Company acquired $11.2 million of allowance for loan losses with the purchase of TexasBank. Additionally, on March 31, 2005, the Company transferred $12 million of allowance for loan losses related to unfunded commitments, letters of credit and fees to other liabilities.
     The recorded investment in impaired loans at December 31, 2006 and 2005 was $40 million and $39 million, respectively. The Company had specific allowance amounts related to those loans of $6 million and $8 million, respectively. There were no impaired loans without a specific allowance or discount at December 31, 2006 or 2005. The average investment in these loans for the years ended December 31, 2006 and 2005 amounted to $40 million and $37 million, respectively.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
     Nonperforming assets at December 31, 2006, 2005 and 2004 are detailed in the following table.

	December 31
	2006	2005	2004
	(In Thousands)
Nonaccrual loans	$53,014	$47,578	$49,947
Renegotiated loans	3,258	698	734

Total nonperforming loans	56,272	48,276	50,681
Other real estate	17,105	11,510	19,998

Total nonperforming assets	$73,377	$59,786	$70,679

     Details of nonaccrual loans at December 31, 2006, 2005 and 2004 appear below:

	2006	2005	2004
	(In Thousands)
Principal balance	$53,014	$47,578	$49,947
Interest that would have been recorded under original terms	5,105	4,789	4,819
Interest actually recorded	1,655	2,070	2,195
(5) Managed Loans
     In March of 2004 and May of 2003, the Company securitized $589 million of residential mortgage loans and $750 million of equity loans, respectively. In both securitizations, the Company retained 100 percent of the beneficial interests and retained interests. The beneficial interests of both securitizations are triple A rated securities by Standard & Poor’s and Moody’s, respectively, and the retained interests include interest-only strips (“I/O Strips”) and a servicing asset. The value of the Company’s retained interests, which are subordinate to investors’ interests, are subject to credit, prepayment, and interest rate risks on the transferred financial assets. The beneficial interests are reflected as Investment Securities Held to Maturity, the I/O Strips are reflected as Investment Securities Available for Sale and the servicing asset is reflected as Other Assets in the Company’s Consolidated Balance Sheets as of December 31, 2006 and 2005. No gain or loss was recorded on the Company’s Consolidated Statements of Income for either securitization. The Company retained servicing responsibilities in both securitizations and receives annual servicing fees amounting to 37.5 basis points and 25 basis points of the outstanding balance of adjustable rate loans and fixed rate loans, respectively, for the residential mortgage securitization and 50 basis points of the outstanding balance of the equity loan securitization. The securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
     At December 31, 2006, key economic assumptions used in measuring the I/O Strips and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

		Residential
	Equity Loan	Mortgage
	I/O Strip	I/O Strip
Carrying amount/fair value of retained interests	$9,674	$25,168
Weighted-average life (in years)	0.65	4.71
Prepayment speed assumption (annual rate)	25 CPR	25 CPR
Impact on fair value of 10% adverse change	$(230)	$(734)
Impact on fair value of 20% adverse change	$(376)	$(1,415)
Expected credit losses (annual rate)	1.00%	0.25%
Impact on fair value of 10% adverse change	$(230)	$(40)
Impact on fair value of 20% adverse change	$(461)	$(80)
Residual cash flows discount rate (annual)	10.0%	10.0%
Impact on fair value of 10% adverse change	$(115)	$(475)
Impact on fair value of 20% adverse change	$(227)	$(934)
     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent and 20 percent adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor will likely result in changes in another, which might magnify or counteract the sensitivities. For example, increases in market interest rates may result in lower prepayments and increased credit losses.
     The recorded value of the equity securitization servicing asset was $356,000 and $622,000 at December 31, 2006 and 2005, respectively. There was no valuation allowance on the originated servicing asset as of December 31, 2006 or 2005. Additionally, there were no unrecognized servicing assets or liabilities, or servicing assets or liabilities for which it is not practicable to estimate fair value.
     Following are the expected static pool credit losses for both the residential mortgage and the equity loan securitization.

	Inception		Projected
	to Date	2006	2007	2008	2009
Actual and Projected Credit Losses	0.56%	0.11%	0.12%	0.08%	0.00%
     Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.
Term Securitization Sold
     The Company occasionally sells participations in the guaranteed portion of its Small Business Administration (“SBA”) loans to third parties or securitizes the loans and sells the securities representing the guaranteed portion. The Company also retains the unguaranteed portion of the loan or security and classifies this retained portion in loans. The Company retains servicing responsibilities and receives annual servicing fees. At December 31, 2006, the Company had recorded $3 million of servicing assets and $5 million of interest only strips related to SBA loans sold in other assets in the Consolidated Balance Sheets. The Company recognized gains on the sale of SBA loans of $2.9 million and $3.0 million during 2006 and 2005, respectively.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
Securitization Cash Flows
     The table below summarizes certain cash flows received from and paid to securitization trusts (in thousands):

	Year Ended December 31
	2006	2005	2004
Proceeds from collections	$319,073	$403,520	$619,600
Servicing fees received	3,144	3,324	4,219
Managed Loan Portfolio
     The following table presents quantitative information about delinquencies, net credit losses and components of securitized financial assets and other assets managed (in thousands):

		Principal
		Amount of
	Total Principal	Nonaccrual and
	Amount	90 Days or More	Net Credit
	of Loans	Past Due Loans	Losses
December 31, 2006:
Loan category:
Commercial, financial and agricultural	$4,404,634	$9,982	$13,886
Commercial real estate — mortgage	4,382,024	21,565	1,998
Real estate — construction	6,365,283	9,549	701
Residential real estate	6,477,724	21,015	5,365
Credit card	505,216	10,217	22,259
Consumer	3,527,871	7,138	33,655

Total managed loans	25,662,752	$79,466	$77,864

Loans securitized and sold to third parties	(143,641)
Loans securitized and classified as investment securities held to maturity	(853,838)

Loans held in portfolio	$24,665,273

December 31, 2005:
Loan category:
Commercial, financial and agricultural	$3,910,405	$11,449	$11,827
Commercial real estate — mortgage	4,202,966	15,527	1,576
Real estate — construction	4,233,148	2,239	647
Residential real estate	5,783,224	28,031	7,087
Credit card	523,148	7,278	36,087
Consumer	3,947,508	9,589	41,810

Total managed loans	22,600,399	$74,113	$99,034

Loans securitized and sold to third parties	(137,447)
Loans securitized and classified as investment securities held to maturity	(1,090,737)

Loans held in portfolio	$21,372,215

     At December 31, 2006 and 2005 approximately $2 million and $3 million, respectively, of securitized loans have been foreclosed.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
(6) Premises and equipment
     A summary of the Company’s premises and equipment follows (in thousands):

	Year Ended December 31
	2006	2005
Land	$141,916	$123,323
Buildings	354,355	311,582
Furniture, fixtures and equipment	377,714	345,477
Software	144,427	121,318
Leasehold improvements	104,267	94,257
Construction / projects in progress	25,965	45,704

	1,148,644	1,041,661
Less: Accumulated depreciation and amortization	559,380	494,466

Total premises and equipment	$589,264	$547,195

     During the fourth quarter of 2006, the Company incurred a $10.5 million write-down on equipment subject to an operating lease due to a customer’s alleged accounting fraud. The write-down charge was recognized as a component of noninterest expense. The Company’s participation in the lease prior to the write-down represented $12.9 million. This lease represented the only financing type lease classified as an operating lease on the Company’s balance sheet at December 31, 2006.
(7) Goodwill and Other Acquired Intangible Assets
     At December 31, 2006, the Company had goodwill of $677 million. The balance of goodwill is allocated to the Company’s reporting units as follows: Corporate Banking with $404 million, Retail Banking with $184 million, Insurance with $70 million and Wealth Management with $19 million. During the year ended December 31, 2006, goodwill increased $267 million, $88 million, $4 million and $2 million within the Corporate Banking, Retail Banking, Wealth Management and Insurance reporting units, respectively, primarily due to the acquisition of TexasBank in the first quarter of 2006, as well as the payment of contingent consideration during 2006 related to prior acquisitions.
     In addition to Goodwill, the Company also has finite-lived intangible assets capitalized in other assets in the form of core deposit intangibles and other customer intangibles. These intangible assets continue to be amortized over their estimated useful lives, which approximated 6 years.
     Amortizing intangible assets as of December 31, 2006 and 2005 are detailed in the following table (in thousands).

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Amortizing intangible assets:
Core deposit intangibles	$67,832	$(40,502)	$27,330
Other customer intangibles	44,827	(17,007)	27,820

Total amortizing intangible assets	$112,659	$(57,509)	$55,150

	December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Amortizing intangible assets:
Core deposit intangibles	$63,890	$(56,762)	$7,128
Other customer intangibles	43,334	(13,328)	30,006

Total amortizing intangible assets	$107,224	$(70,090)	$37,134

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
     During the year ended December 31, 2006, the Company recognized $12.4 million in intangible amortization expense and recognized $6.2 million and $6.5 million of intangible amortization expense in the years ended December 31, 2005 and 2004, respectively. Aggregate amortization expense for the years ending December 31, 2007 through December 31, 2011, is estimated to be $11.2 million, $8.9 million, $7.5 million, $6.3 million and $5.6 million, respectively.
(8) Deposits
     Certificates of deposit of less than $100,000 totaled $3.3 billion at December 31, 2006, while certificates of deposit of $100,000 or more totaled $3.9 billion. At December 31, 2006, the scheduled maturities of certificates of deposit were as follows (in thousands):

2007	$5,654,302
2008	764,395
2009	234,920
2010	367,170
2011	153,033
Thereafter	63,843

Total	$7,237,663

     In addition to the securities and loans the Company has pledged as collateral to secure public deposits and Federal Home Loan Bank advances, the Company also had $300 million of unsecured standby letters of credit issued by the Federal Home Loan Bank to secure public deposits.
(9) Short-Term Borrowings
     The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds and average interest rates at year-end.

	December 31
	2006		2005
		Average		Average
		Interest		Interest
	Ending	Rate At	Ending	Rate At
	Balance	Year-End	Balance	Year-End
	(In Thousands)
Federal funds purchased	$2,948,855	5.23%	$2,802,536	4.04%
Securities sold under agreements to repurchase	230,496	4.58	300,036	3.82

Total	3,179,351		3,102,572
Short sales	4,992	4.56	4,861	3.33
Commercial paper	67,770	4.31	76,764	3.39
Other short-term borrowings	1,170,201	5.24	571,125	3.98

Total	1,242,963		652,750

Total short-term borrowings	$4,422,314		$3,755,322

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
(10) Federal Home Loan Bank (“FHLB”) and Other Borrowings
     The following table details the Company’s FHLB advances and other long-term borrowings at December 31, 2006 and 2005, including maturities and interest rates as of December 31, 2006.

	Maturity	December 31
	Dates	2006	2005
	(In Thousands)
FHLB Advances:
LIBOR-based floating rate (weighted average rate of 5.54%)	2006-2012	$1,900,000	$1,625,000
CMS-based floating rate (weighted average rate of 5.43%)	2006-2009	100,000	800,000
Fixed rate, callable quarterly (weighted average rate of 4.88%)	2006-2016	222,237	688,178
Unamortized discount		(8,917)	(12,142)

Total FHLB Advances		2,213,320	3,101,036
Subordinated Debentures:
8.10% subordinated debentures	2009	165,000	165,000
6.45% subordinated debentures	2009	96,700	96,700
5.50% subordinated debentures	2020	300,000	300,000
5.90% subordinated debentures	2026	275,000	—
Fair value of hedged subordinated debentures		10,843	23,517
Unamortized discount		(6,829)	(3,700)

Total Subordinated Debentures		840,714	581,517
Capital Securities and Preferred Stock :
8.23% debentures payable to Compass Trust I *	2027	103,093	103,093
7.35% debentures payable to Compass Trust III *	2032	309,279	309,279
LIBOR plus 2.60% floating rate debentures payable to TexasBanc Capital Trust I *	2034	25,774	—
Fair value of and unamortized fees on hedged capital securities		1,030	(1,969)
Class B Preferred Stock		18,149	18,077

Total Capital Securities and Preferred Stock		457,325	428,480
8.25% mortgage payable	2008	242	429

		$3,511,601	$4,111,462

*	Majority of amounts qualify for Tier I Capital
     At December 31, 2006, the FHLB advances were secured by first and second real estate mortgage loans and investment securities totaling $4.3 billion.
     The following table presents maturity information for the Company’s FHLB and other borrowings as of December 31, 2006.

			Capital
	FHLB	Subordinated	Securities and	Mortgage
	Advances	Debentures	Preferred Stock	Payable
	(In Thousands)
Maturing:
2007	$105,730	$—	$—	$202
2008	10,230	—	—	40
2009 *	616,083	273,638	—	—
2010	200,000	—	—	—
2011	975,100	—	—	—
Thereafter *	306,177	567,076	457,325	—

Total	$2,213,320	$840,714	$457,325	$242

*	Includes the fair value of hedged subordinated debentures and the unamortized discounts.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
(11) Capital Securities and Preferred Stock
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
     The Company owns all of the outstanding common stock of each of the three trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent Company (“Capital Securities”). These Capital Securities are the trusts’ only assets and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. In 2003, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation 46R (“FIN 46R”), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trusts’ Trust Preferred Securities. The Capital Securities are included as FHLB and other borrowings in the Consolidated Balance Sheets as of December 31, 2006 and 2005.
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
Class B Preferred Stock
     In December 2000, a subsidiary of the Parent Company issued $21 million of Class B Preferred Stock (“Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at December 31, 2006. The Preferred Stock qualifies as Tier I Capital under Federal Reserve Board guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
(12) Off-Balance Sheet Activities, Derivatives and Hedging
Accounting for Derivative Instruments and Hedging Activities
     The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of the Company’s derivative instruments as of December 31, 2006 and 2005 (in thousands).

	2006		2005
		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading
Forward and futures contracts	$354,064	$19,538	$304,233	$25,948
Interest rate swap agreements:
Pay fixed versus receive float	1,892,968	—	1,723,291	200,000
Receive fixed versus pay float	1,892,968	2,160,382	1,703,799	1,258,108
Pay float versus receive float	22,000	—	22,000	—
Written options	601,314	23,274 (1)	401,950	32,044 (1)
Purchased options	581,314	1,500,000	381,941	—

(1)	Written options classified as other than trading represent interest rate loan commitments related to the Company’s mortgage banking activities.
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
     The Company enters into a variety of interest rate contracts, including interest rate caps and floors, interest rate options and interest rate swap agreements, in its trading activities. The primary purpose for using interest rate swaps in the trading account is to facilitate customer transactions. Previously, the Company has entered into certain interest rate swaps for economic hedging purposes.
     The interest rate swaps held as economic hedges either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment. These economic hedge swaps convert the fixed interest rate payments on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based floating rates. Changes in the fair value of these derivatives and the interest exchanged are recognized in earnings in the line item trading gains (losses) and settlements on economic hedge swaps. The fair value of these derivatives is included in either trading account assets or accrued expenses and other liabilities. However, at December 31, 2006, there were no swaps held as economic hedges that were classified as trading securities.
     The trading interest rate contract portfolio is actively managed and hedged with similar products to limit market value risk of the portfolio. Changes in the estimated fair value of contracts in the trading account along with the related interest settlements on the contracts are recorded in other noninterest income as corporate and correspondent investment sales.
     Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. At December 31, 2006, interest rate swap agreements classified as trading were substantially matched. The Company has credit risk of $52 million related to derivative instruments in the trading account portfolio. The credit risk does not consider the value of any collateral but takes into consideration the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments classified as trading for the years

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
ended December 31, 2006, 2005 or 2004. At both December 31, 2006 and 2005, there were no nonperforming derivative positions classified as trading.
     The following table presents the notional value and carrying value amounts at December 31, 2006 and 2005 of the Company’s derivative positions held for hedging purposes (in thousands). These derivative positions are primarily executed in the over-the-counter market. At December 31, 2006, these positions have credit risk of $49 million after consideration of legally enforceable master netting agreements. The credit risk does not take into consideration the value of collateral. The maximum unsecured credit line to any counterparty is $5 million.

	December 31, 2006		December 31, 2005
	Notional	Carrying	Notional	Carrying
	Value	Value	Value	Value
Cash-Flow Hedges:
Interest rate swap agreements	$850,000	$(348)	$400,000	$(1,110)
Purchased options	1,500,000	29,213	—	—
Fair-Value Hedges:
Interest rate swap agreements	1,310,382	9,777	1,058,108	22,535
Forward contracts (1)	19,538	37	25,948	(99)

(1)	Derivatives relate to the Company’s mortgage banking activities
     There were no credit losses associated with derivative instruments classified as nontrading for the years ended December 31, 2006, 2005 or 2004. At both December 31, 2006 and 2005, there were no nonperforming derivative positions classified as nontrading.
     The Company recorded as liabilities certain short-sale transactions amounting to $5 million at both December 31, 2006 and 2005, which could result in losses to the extent the ultimate obligation exceeds the amount of the recorded liability. The amount of the ultimate obligation under such transactions will be affected by movements in the financial markets, which are not determinable until the point at which securities are purchased to cover the short sales. The short-sale transactions relate principally to United States Government securities for which there is an active, liquid market. The Company does not expect the amount of losses, if any, on such transactions to be material because the short-sale transactions are used as a hedge against offsetting long positions in the trading account.
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
December 31, 2006, 2005 and 2004
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
     The Company’s derivatives activities are monitored by its Asset/Liability Committee as part of its risk-management oversight of the Company’s treasury functions. The Company’s Asset/Liability Committee is responsible for mandating various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate risk management and trading strategies.
Fair-Value Hedges
     The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The Company recognized approximately $243,000 of fair value hedging losses as a result of hedge ineffectiveness for the year ended December 31, 2006. There were no fair-value hedging gains and losses, as a result of hedge ineffectiveness, recognized for the years ended December 31, 2005 or 2004. For the year ended December 31, 2006, the Company recognized a decrease to interest expense of $8.6 million related to interest rate swaps accounted for as fair-value hedges. For the years ended December 31, 2005 and 2004, the Company recognized decreases to interest expense of $13.9 million and $16.8 million, respectively. At December 31, 2006, the fair-value hedges had a carrying value of $10 million and a weighted average expected remaining term of 12.9 years.
     The Company also enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Accordingly, such commitments are recorded at fair value, excluding value related to servicing, with changes in fair value recorded in noninterest income. The Company also has corresponding forward sales commitments related to these interest rate lock commitments. The change in the value of the forward sales commitment is recognized through current period earnings. The recognition of the change in value of the closed mortgage loans depends on the effectiveness of the hedge. When hedge effectiveness is met, the change in value of the loans is recognized through current period earnings. When hedge effectiveness is not met, the change in the value of the loans is not recognized, but instead is based on the lower of cost or market guidelines. Therefore, any potential gain will not be recognized until the sale of the loan. Fair value hedged gains or losses related to ineffectiveness were immaterial for the years ended December 31, 2006 and 2005.
Cash-Flow Hedges
     The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets and liabilities. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the years ended December 31, 2006, 2005 or 2004. As of December 31, 2006, there were no gains or losses which were reclassified from accumulated other comprehensive income to other income as a result of the discontinuance of cash-flow hedges related to certain forecasted transactions that are probable of not occurring. For the year ended December 31, 2006, the Company recognized a decrease to interest income of $5.2 million related to interest rate swaps and floors accounted for as cash-flow hedges. For the year ended December 31,

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
2005 the Company recognized a decrease to interest income of $6.6 million. For the year ended December 31, 2004, the Company recognized interest income of $12.1 million. At December 31, 2006, cash-flow hedges not terminated had a market value of $7 million and a weighted average life of 1.7 years. Based on the current interest rate environment, none of these gains are expected to be reclassified to interest income over the next 12 months as net settlements occur.
Off-Balance Sheet Activities
     During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. The purpose of the conduit is to diversify the Company’s funding sources. Sunbelt was structured as a QSPE, as defined by SFAS 140, with a limited business purpose of purchasing highly rated investment grade debt securities from the Company’s trading account portfolio and financing its purchases through the issuance of P-1/F1 rated commercial paper. As of December 31, 2006, all assets sold to the conduit were performing and no significant gains or losses were recognized on the sales.
     At December 31, 2006, all securities held by Sunbelt were either triple A rated by at least two nationally recognized statistical ratings organizations or were backed by the full faith and credit of the U.S. Government. Approximately 99 percent of the securities held by Sunbelt at December 31, 2006 were variable rate. Sunbelt’s total assets, which approximated market value, were $1.2 billion and $1.7 billion at December 31, 2006 and 2005, respectively. The Company realized fee income of $3.1 million, $5.5 million and $6.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, from Sunbelt for various services including serving as investment advisor, liquidity provider, administrative agent and for providing a letter of credit. At December 31, 2006 and 2005, receivables from Sunbelt were $492,000 and $2 million, respectively. There were no outstanding payables to Sunbelt at either December 31, 2006 or 2005. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion. No funding or purchase of assets has occurred as of December 31, 2006.
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
(13) Commitments, Contingencies and Guarantees
     The Company leases certain facilities and equipment for use in its businesses. The leases for facilities generally run for periods of 10 to 20 years with various renewal options, while leases for equipment generally have terms not in excess of 5 years. The majority of the leases for facilities contain rental escalation clauses tied to changes in price indices. Certain real property leases contain purchase options. Management expects that most leases will be renewed or replaced with new leases in the normal course of business. At December 31, 2006, the Company had $5.7 million of assets recorded as amortizing capital leases.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
     The following is a schedule of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year and capital leases as of December 31, 2006, for leased facilities (in thousands):

	Operating Lease	Capital Lease
	Obligations	Obligations
2007	$22,228	$396
2008	21,813	408
2009	19,340	420
2010	15,990	433
2011	13,244	446
Thereafter	72,295	7,424

Total	$164,910	$9,527

     Minimum rentals for all leases charged to earnings totaled $31.2 million, $28.7 million and $27.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Commitments to extend credit	$12,661,226	$11,498,497
Standby and commercial letters of credit	1,136,441	942,176
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
     Standby and commercial letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At both December 31, 2006 and 2005, the recorded amount of these deferred fees was $5 million. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2006, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1 billion.
     The Company has potential recourse related to FNMA securitizations. At December 31, 2006, the amount of potential recourse was $22 million.
     Certain acquisition agreements, related to the insurance agencies and the investment advisory firm, include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At December 31, 2006, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $10 million, primarily in the form of stock.
     The Company was informed on June 7, 2006 that the U.S. Department of Justice (the “DOJ”) might institute a civil suit in the U.S. District Court for the Northern District of Alabama against Compass Bank regarding its indirect auto lending practices as part of the DOJ’s investigation of possible discrimination under the Equal Credit Opportunity Act. The investigation focused on Compass Bank’s indirect auto lending activity to non-married co-applicants between May 2001 and May 2003. The Company believes Compass Bank’s indirect auto lending operations have complied at all times with the fair lending laws and is cooperating fully with the DOJ to resolve this

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
matter. On January 12, 2007, the DOJ filed the civil suit and an agreed upon consent order resolving this investigation in the U.S. District Court for the Northern District of Alabama. On February 21, 2007, the Court entered the final consent order. The terms of the consent order do not have a material adverse impact on the Company’s results of operations or financial condition.
     Additionally, in the ordinary course of business, the Company is subject to legal proceedings, which involve claims for substantial monetary relief. Based upon the advice of legal counsel, management is of the opinion that any legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.
     The Company is subject to review and examination from various tax authorities. The Company is currently under examination by the Internal Revenue Service and a number of states, and it has received notices of proposed adjustments related to federal and state income taxes due for prior years, including a final assessment for the calendar years 2000 and 2001 from the State of Alabama. In December 2006, the Company and the State of Alabama settled all issues related to the final assessment for calendar years 2000 and 2001, as well as additional assessments for calendar years 2002 through 2004, resulting in no material impact to the Company’s results of operations or financial condition. Management believes that adequate provisions for income taxes have been recorded.
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
(14) Regulatory Matters and Dividends from Subsidiaries
     The Parent Company and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines, the regulatory framework for prompt corrective action and the Gramm-Leach-Bliley Act, the Parent Company and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of each bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Parent Company and the Subsidiary Banks are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
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
     At December 31, 2006, the regulatory capital ratios of the Subsidiary Banks exceeded the minimum ratios required for “well-capitalized” banks as defined by federal banking regulators. To be categorized as “well-

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
capitalized”, the Subsidiary Banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10 percent, 6 percent and 5 percent, respectively. Further, in order to continue its status as a financial holding company as defined by the Gramm-Leach-Bliley Act with the enhanced ability afforded thereby to offer products and services and engage in expanded financial activities, the Subsidiary Banks must each comply with such “well-capitalized” standards. There are no conditions or events that management believes have changed the Subsidiary Banks’ category.
     The following table presents the actual capital amounts (in thousands) and ratios of the Company and Compass Bank at December 31, 2006 and 2005.

	Total Qualifying Capital		Tier I Capital		Leverage
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Consolidated	$3,513,448	11.73%	$2,543,189	8.49%	$2,543,189	7.61%
Compass Bank	3,369,061	11.27	2,350,802	7.87	2,350,802	7.05
As of December 31, 2005:
Consolidated	$3,038,507	11.48%	$2,313,682	8.74%	$2,313,682	7.70%
Compass Bank	2,867,398	10.86	2,090,573	7.92	2,090,573	6.97
     Dividends paid by the Subsidiary Banks are the primary source of funds available to the Parent Company for payment of dividends to its shareholders and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Subsidiary Banks. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Subsidiary Banks. The Subsidiary Banks could have paid additional dividends to the Parent Company in the amount of $380 million while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2006.
     The Subsidiary Banks are required to maintain cash balances with the Federal Reserve. The average amounts of those balances for the years ended December 31, 2006 and 2005, were approximately $204 million and $205 million, respectively.
     In 2003, the Company announced that its Board of Directors authorized a share repurchase program allowing for the purchase of 3.3 percent or approximately 4.1 million shares of the Company’s outstanding common stock. Through December 31, 2006, 1.2 million total shares had been purchased under the program. At December 31, 2006, approximately 2.9 million shares remained available for repurchase under the program. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors. Since December 31, 2005, approximately 5.1 million shares have been issued from treasury stock at a cost of $183.5 million. Of this amount, approximately 4.9 million shares were issued in connection with the acquisition of TexasBank, at a cost of $178.5 million. The remainder of the shares issued from treasury stock relate to employee benefit plans and other acquisitions.
(15) Stock Based Compensation
     At December 31, 2006, the Company had three long-term incentive compensation plans. Under the incentive compensation plans, employees may be granted options to purchase shares of the Company’s $2.00 par value common stock at the fair market value at the date of the grant. Pursuant to the 1999 Omnibus Incentive Compensation Plan, the 2002 Incentive Compensation Plan and the 2006 Incentive Compensation Plan, shares of the Company’s common stock have been reserved for issuance. At December 31, 2006, approximately 5.9 million shares of the Company’s common stock were available for issuance. Upon exercise, generally the Company issues shares from its unissued common stock. The options granted under the plans must be exercised within 10 years from the date of grant. The stock option agreements state that options may be exercised in whole or in part until the expiration date.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
     The long-term incentive compensation plans also provide for the granting of stock appreciation rights to certain holders of nonqualified stock options. A stock appreciation right allows the holder to surrender an exercisable stock option in exchange for common stock (at fair market value on the date of exercise), cash, or a combination thereof, in an amount equal to the excess of the fair market value of covered shares over the option price of such shares. There were no outstanding stock appreciation rights as of December 31, 2006 or December 31, 2005.
     Historically, the Company has accounted for its long-term incentive compensation plans in accordance with the requirements specified in SFAS 123, Accounting for Stock-Based Compensation. As permitted under SFAS 123, the Company elected to apply the Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, intrinsic value method in accounting for share-based compensation plans. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans, except for $840,000 related to the acceleration of stock options in the fourth quarter of 2005, discussed further in Note 1, Nature of Operations and Summary of Significant Accounting Policies. On January 1, 2006, the Company prospectively adopted the provisions of SFAS 123(R), Share-Based Payment, which requires all share-based awards to employees be recognized in the income statement based on their fair values. As a result, beginning on January 1, 2006, the expense associated with these share-based awards is included in the Company’s Consolidated Statements of Income. The Company recognized $3.7 million of compensation expense related to stock options for the year ended December 31, 2006. Additionally, as a result of the adoption of FAS 123(R), on January 1, 2006, the Company reclassified $11.8 million related to unvested restricted common stock from the unearned restricted stock caption to the surplus caption within the equity section of the Consolidated Balance Sheets.
     The fair value of each share-based award granted during the twelve months ended December 31, 2006 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Twelve Months
Ended
December 31, 2006
Dividend yield	3.54%
Expected volatility	0.2168
Risk free interest rate	4.99%
Expected life	5.0 years
Forfeiture rate	3.16%
     The dividend yield assumption was based on the Company’s history and expectation of future dividend payouts. The expected volatility assumption was based on the Company’s historical stock price. The risk free interest rate assumption was based upon the U.S. Treasury yield at the time of grant for periods corresponding with the expected life of the option. The expected life assumption represents the weighted-average period the stock options are expected to remain outstanding and is based on historic exercise patterns. The forfeiture rate is based on the Company’s actual historical forfeiture experience. The Company’s stock option awards granted in 2006 either vest entirely at the end of the third year after grant or 50 percent at the end of the first year and 25 percent at the end of each of the next two years. Accordingly, the compensation expense related to these share-based awards will be recognized ratably over the respective vesting periods.
     The following summary sets forth stock option related activity under the plans for the twelve months ended December 31, 2006:

		Weighted		Aggregate
	Shares	Average	Contractual	Intrinsic
	Underlying	Exercise	Term	Value
	Options	Price	(Years)	(In Thousands)
Outstanding, beginning of the period	8,011,142	$31.54
Granted	596,221	55.88
Exercised	(1,570,523)	28.83
Cancelled	(24,664)	42.65

Outstanding, end of the period	7,012,176	$34.21	5.98	$178,390

Exercisable, end of the period	5,941,840	$31.41	5.48	$167,798

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
     The weighted average grant date fair values of stock options granted and stock options vested during 2006 were $10.29 and $7.34, respectively. During 2006, approximately 574,000 stock options vested. At December 31, 2006, there was $5.3 million of total unrecognized compensation cost related to nonvested stock options granted under the plans, which will be amortized over the next three years. Intrinsic value represents the difference between the closing stock price of the Company’s common stock and the exercise price of the underlying stock options. Aggregate intrinsic value in the previous table represents the value that would have been received by option holders if they had exercised all stock options at December 31, 2006. The total intrinsic value of options exercised during the year ended December 31, 2006 was $41 million.
     In addition to stock options granted under the plans, the Company also awards restricted common stock to certain employees. The majority of restricted common stock issued either vests entirely at the end of the third year after grant or is performance based with a three-year performance period. Accordingly, the fair value of shares expected to vest is expensed over the three-year vesting or performance period. Because the restricted stock is legally issued and outstanding, the par value of the restricted stock is reflected in common stock with a corresponding offset in surplus. The Company recognized compensation expense in connection with restricted common stock awarded of $8.8 million, $5.5 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. A weighted-average forfeiture rate, based on the Company’s actual historical forfeiture experience, of 6.01 percent was used in calculating the share-based expense recognized in connection with restricted common stock for the year ended December 31, 2006.
     A summary of the activity related to the restricted common stock since January 1, 2006 is presented below:

	Restricted	Grant Date
	Stock	Fair Value
Nonvested, beginning of the period	456,744	$45.53
Granted	246,152	55.02
Vested	(116,841)	49.10
Forfeited	(83,230)	50.08

Nonvested, end of the period	502,825	55.35

     As of December 31, 2006, there was $12.9 million of total unrecognized compensation cost related to nonvested restricted common stock granted and expected to vest, which will be amortized over the next three years.
(16) Benefit Plans
     On December 31, 2006, the Company adopted the recognition provision of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur in accumulated other comprehensive income. At December 31, 2006, the Company had a defined benefit postretirement plan, which is discussed further below, that met the recognition criteria of SFAS 158. Accordingly, at December 31, 2006, the Company recognized the funded status of this plan with a corresponding adjustment to accumulated other comprehensive income. The adjustment to accumulated other comprehensive income at adoption represents the net actuarial losses and net prior service costs. These amounts subsequently will be recognized as periodic net pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Additionally, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension costs in the same periods will be subsequently recognized as a component of accumulated other comprehensive income in the same manner as prior amounts.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
     The impact of adopting SFAS 158 on the Company’s balance sheet at December 31, 2006, is presented in the following table (in thousands). The adoption of SFAS 158 had no impact on the Company’s Consolidated Statements of Income for the year ended December 31, 2006, or for any prior period presented, and it will not impact the Company’s operating results in the future.

	Prior to		As Reported
	Adopting	Impact of	December
	SFAS 158	Adoption	31, 2006
Defined benefit pension plan:
Prepaid pension cost	$50,863	$(50,863)	$—
Funded pension asset	—	21,548	21,548
Deferred tax asset	—	11,354	11,354

Impact to total assets	$50,863	$(17,961)	$32,902

Accumulated other comprehensive income, net of tax	$—	$(17,961)	$(17,961)

Impact to shareholder’s equity	$—	$(17,961)	$(17,961)

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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
Obligations and Funded Status

	For the Year Ended
	December 31
	2006	2005
	(In Thousands)
Change in benefit obligation
Benefit obligation, at beginning of year	$188,825	$168,861
Service cost	7,395	7,608
Interest cost	10,097	9,527
Actuarial (gain)/loss	(16,913)	5,933
Benefits paid	(3,801)	(3,104)

Benefit obligation, at end of year	185,603	188,825

Change in plan assets
Fair value of plan assets, at the beginning of the year	178,903	164,258
Actual return on plan assets	19,864	9,749
Employer contribution	12,185	8,000
Benefits paid	(3,801)	(3,104)

Fair value of plan assets, at end of year	207,151	178,903

Funded status	21,548	(9,922)
Net actuarial loss	29,118	55,177
Net prior service cost	197	231

Net amount recognized	$50,863	$45,486

     Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	December 31
	2006	2005
	(In Thousands)
Prepaid benefit cost	$—	$45,486
Funded pension asset	21,548	—
Deferred tax asset	11,354	—
Accumulated other comprehensive income	17,961	—

Net amount recognized	$50,863	$45,486

     The accumulated benefit obligation for the defined benefit pension plan was $160 million at both December 31, 2006 and 2005.
Components of Net Periodic Benefit Cost

	For the Year Ended
	December 31
	2006	2005
	(In Thousands)
Service cost	$7,395	$7,608
Interest cost	10,097	9,527
Expected return on plan assets	(13,773)	(12,456)
Amortization of prior service cost	34	34
Recognized net actuarial loss	3,055	3,190

Net periodic benefit cost	$6,808	$7,903

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
Additional Information

	For the Year Ended
	December 31
	2006	2005
	(In Thousands)
Increase in minimum liability included in accumulated other comprehensive income	$—	$—

Weighted average assumptions used to determine benefit obligation at December 31

Discount rate	5.92%	5.50%
Rate of compensation increase	4.00	4.00

Weighted average assumptions used to determine net cost for year ended December 31

Discount rate	5.50%	5.75%
Expected return on plan assets	7.50	7.50
Rate of compensation increase	4.00	4.00
     To develop the assumed long-term rate of return on plan assets, the Company considers the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with other asset classes in which plan assets are invested, and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation, and a range of expected long-term rates of return is developed. Based on this information, developed by a third-party actuary, the plan’s Retirement Committee sets the expected rate of return assumption. As part of the Retirement Committee’s periodic review of the plan’s investment policy in the current year, the assumed long-term rate of return was maintained at 7.50 percent in 2006.
Future Benefit Payments
     The following table summarizes the estimated benefits to be paid in the following periods (in thousands):

2007	$4,403
2008	5,039
2009	5,672
2010	6,345
2011	7,250
2012-2016	53,275
     The expected benefits above were estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2006, and include benefits attributable to estimated future employee service.
Plan Assets
     The Company’s plan asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	Percentage of Plan
	Assets
	December 31
Asset Category	2006	2005
Cash Securities	1.1%	1.2%
Equity Securities	59.7	59.8
Debt Securities	39.2	39.0

Total	100.0%	100.0%

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
     Plan assets consist primarily of various listed mutual funds, including money market, equity and fixed income mutual funds. The Company’s funding policy is to contribute cash to its pension plans in amounts at least sufficient to satisfy the minimum funding requirements under the Employee Retirement Income Security Act.
     The Company’s Retirement Committee sets the investment policy for the defined benefit pension plan and reviews investment performance and asset allocation on a quarterly basis. The long-term asset allocation policy for the plan is a target of 60 percent equities and 40 percent fixed income securities including, debt securities, cash equivalent securities and cash. The target asset allocations are subject to substantial adjustment depending on market circumstances and market outlook and may involve temporary deviations from historical ranges of the plan’s debt to equity ratios, if deemed necessary.
     Supplemental Retirement & Deferred Compensation Plans
     The Company maintains unfunded benefit plans for certain key executives that are intended to meet the requirements of Section 409A of the Internal Revenue Code and that provide additional retirement benefits not otherwise provided through the Company’s basic retirement benefit plans. Certain of these plans had unfunded projected benefit obligations of $21.7 million in 2006 and $19.7 million in 2005 and net plan liabilities of $19.1 million and $16.1 million, which are reflected in accrued expenses and other liabilities, as of December 31, 2006 and 2005, respectively. Net periodic expenses of the plans were $3.1 million, $1.4 million and $3.4 million in 2006, 2005 and 2004, respectively. At December 31, 2005, the Company had an additional minimum pension liability related to these plans of $2.1 million in other comprehensive income and during 2006 this amount was increased to $2.7 million.
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
     Defined Contribution Profit Sharing Plan
     Effective since January 1, 2003, the Company has sponsored a defined contribution profit sharing plan that is intended to meet the requirements of Section 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended, and the requirements of the Employee Retirement Income Security Act of 1974. During 2002, employees participating in the defined benefit pension plan could choose to participate in the newly established defined contribution profit sharing plan in lieu of accumulating future benefit service in the defined benefit pension plan. The Company will make contributions on behalf of each participant in the plan based on eligible pay and years of service. The Company’s contribution ranges from two to three percent of the employee’s base pay based on the employee’s years of service. Participation in the plan is limited to employees hired for the first time after January 1, 2002, and those participants in the defined benefit pension plan who, in 2002, chose to forego future accumulation of benefit service. The Company recognized $2.3 million and $3.9 million of expense related to the Company’s defined contribution profit sharing plan for the years ended December 31, 2006 and 2005, respectively.
     Employee Stock Ownership Plan
     The Company sponsors an employee stock ownership plan that is intended to meet the requirements of Sections 401(a), 401(k), 409 and 501(a) of the Internal Revenue Code of 1986, as amended, and the requirements of the Employee Retirement Income Security Act of 1974. Under the plan, employees may contribute up to 25 percent of their base pay on a pretax basis subject to statutory limits. The Company, at its discretion and as specified by the Board of Directors, may match up to 100 percent of 4 percent of a participant’s compensation contributed to the plan by those employees participating in the defined contribution profit sharing plan. For those participants who elected not to forego future accumulation of benefit service in the defined benefit pension plan, the Company may match up to 100 percent of 3 percent of a participant’s compensation contributed to the plan. In addition to or in lieu of the matching contributions, the Company may make non-matching contributions in amounts determined by the Board of Directors. Effective January 1, 2006, for all participants in the plan, the Company may match an additional 50% of

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
the next 2 percent of compensation contributed to the plan by the participant. The Company’s matching contributions are invested in common stock of the Company that is purchased on the open market. The Company’s matching contributions are based on predetermined income levels and totaled $10.0 million in 2006, $7.6 million in 2005 and $6.9 million in 2004. The Company did not make non-matching contributions in 2006, 2005 or 2004. Company matching contributions are vested immediately for employees hired before January 1, 2001, and vest ratably over a three-year period for employees hired after January 1, 2001. Company non-matching contributions are allocated to participants’ accounts based on their base pay and are vested after five years of employment.
Director & Executive Stock Purchase Plan
     A stock purchase plan established by the Company in 2001 allows for investment in Compass’ common stock by non-employee members of Compass’ Board of Directors. Under the plan, directors can contribute directors’ compensation up to $50,000 per year and can make additional contributions of up to $5,000 per month. The Company matches 45 percent (after estimated income taxes) of director compensation contributions and 15 percent (after estimated taxes) of additional director cash contributions. The common stock is purchased in the open market and the Company absorbs brokerage fees and other incidental expenses. Costs incurred by the Company under the plan were $262,000 in 2006, $325,000 in 2005 and $336,000 in 2004 and are reflected in salaries, benefits and commissions expense and other expense.
(17) Business Combinations and Divestitures
Business Combinations
     On March 24, 2006, the Company completed the acquisition of TexasBanc Holding Co., the parent company of TexasBank. TexasBank, a Fort Worth-based bank with approximately $1.7 billion in assets and 22 banking centers, was the largest independent commercial bank headquartered in Fort Worth. The TexasBank acquisition further enhances the Company’s geographic position and expands the Company’s operations within its existing Texas footprint.
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
     The purchase price was preliminarily allocated to the assets acquired and liabilities assumed. The following table summarizes the amount assigned to each major asset and liability caption at the acquisition date (in thousands). The final allocation of the purchase price will be adjusted as the integration process continues and additional information becomes available. As of December 31, 2006, no significant changes to the initial allocation of purchase price had occurred.

Assets:
Cash and due from banks	$41,918
Federal funds sold and securities purchased under agreements to resell	24,888
Investment securities available for sale	77,526
Investment securities held to maturity	63,397
Net loans	1,387,248
Premises and equipment, net	38,002
Intangible assets	385,071
Other assets	36,500

Total assets	$2,054,550

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004

Liabilities:
Deposits	$1,475,862
Federal funds purchased and securities sold under agreements to repurchase	20,878
Other short-term borrowings	2,688
FHLB and other borrowings	51,722
Accrued expenses and other liabilities	17,419

Total liabilities	1,568,569

Net assets acquired	$485,981

     The following unaudited pro forma condensed statements of income assume that the Company and TexasBank were combined at the beginning of the earliest period presented.

	Year Ended December 31
	2006	2005	2004
	(In Thousands, Except Per Share Data)
Interest income	$2,071,975	$1,645,915	$1,350,157
Interest expense	937,842	598,914	402,394

Net interest income	1,134,133	1,047,001	947,763
Provision for loan losses	90,218	121,960	110,550

Net interest income after provision for loan losses	1,043,915	925,041	837,213
Noninterest income	716,300	681,322	649,801
Noninterest expense	1,088,689	964,081	923,414

Net income before income tax expense	671,526	642,282	563,600
Income tax expense	222,686	218,255	187,728

Net income	$448,840	$424,027	$375,872

Basic earnings per share	$3.48	$3.30	$2.96

Diluted earnings per share	$3.41	$3.23	$2.88

Other Business Combinations
     On January 7, 2005, the Company completed the acquisition of Stavis, Margolis Advisory Services, Inc. (“SMA”), a Houston, Texas-based investment advisory firm with approximately $500 million in assets under management. SMA specializes in providing independent financial planning advisory services including investment, estate, retirement and business succession planning for high net worth individuals, corporate executives, business owners and professionals.
     On January 5, 2005, the Company completed the acquisition of Warren Benefits Group, LP (“Warren Benefits”), a Houston, Texas-based full-line general insurance brokerage firm, which specialized in providing broad-based group health and welfare plans as well as health and life insurance products.
     On October 4, 2004, the Company completed the acquisition of Sevier Insurance Agency (“Sevier”), a Birmingham, Alabama-based full-line general insurance brokerage firm, which services commercial and retail customers in the southeastern United States. Sevier specializes in providing property and casualty insurance, personal insurance, life insurance and surety products.
     Several of the Company’s acquisition agreements included contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At December 31, 2006, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions is approximately $10 million, primarily in the form of stock.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
Divestitures
     During the first quarter of 2005, the Company completed the sale of a non-core business unit that specialized in the brokerage of oil and gas properties and, in the fourth quarter of 2005, the sale of two non-strategic banking centers in Arizona. A gain of $4.8 million was realized on the sale of the non-core business unit and a gain of $1.6 million was realized on the non-strategic banking center sale. These gains are included in gain on sale of business and branches in noninterest income in the Consolidated Statements of Income for the year ended December 31, 2005.
(18) Income Taxes
     For the years ended December 31, 2006, 2005 and 2004, income tax expense consists of (in thousands):

	2006	2005	2004
Current income tax expense:
Federal	$237,982	$226,474	$174,118
State	11,115	10,877	7,772

Total	249,097	237,351	181,890

Deferred income tax benefit:
Federal	(19,396)	(29,857)	(1,749)
State	(2,647)	(1,288)	(494)

Total	(22,043)	(31,145)	(2,243)

Total income tax expense	$227,054	$206,206	$179,647

     During 2006, the Company made income tax payments of approximately $245.8 million and received cash income tax refunds amounting to approximately $839,000. During 2005 and 2004, income tax payments were approximately $215.4 million and $152.9 million, respectively. Cash income tax refunds amounted to approximately $2.1 million in 2005 and $871,000 in 2004.
     Income tax expense differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons (in thousands):

	2006		2005		2004
		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings
Income tax expense at federal statutory rate	$240,596	35.0%	$212,813	35.0%	$188,941	35.0%
Increase (decrease) resulting from:
Tax-exempt income	(12,937)	(1.9)	(9,101)	(1.5)	(8,631)	(1.6)
State income tax expense net of federal income tax benefit	5,504	0.8	6,233	1.0	4,731	0.9
Other	(6,109)	(0.9)	(3,739)	(0.6)	(5,394)	(1.0)

Income tax expense	$227,054	33.0%	$206,206	33.9%	$179,647	33.3%

     In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with early adoption allowed. Accordingly, on January 1, 2007, the Company adopted the provisions of this interpretation. The adoption of this interpretation is expected to result in an immaterial decrease in the Company’s retained earnings.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005, are presented below:

	2006	2005
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$109,904	$103,455
Accrued expenses	16,849	12,925
Deferred compensation	15,115	11,805
Net unrealized losses on securities available for sale, hedging instruments and additional minimum pension liability	31,326	38,562
Other deferred tax assets	13,427	9,220

Total assets	186,621	175,967

Deferred tax liabilities:
Premises and equipment	24,940	34,415
Lease financing	2,590	11,441
Core deposit and other acquired intangibles	29,639	20,960
Prepaid pension benefit cost	19,002	17,292
Deferred credit card income	16,790	15,261
Loan costs	22,791	20,284
Other deferred tax liabilities	6,816	7,068

Total liabilities	122,568	126,721

Net deferred tax asset	$64,053	$49,246

(19) Parent Company
     The condensed financial information for Compass Bancshares, Inc. (Parent Company only) is presented as follows:
Balance Sheets

	December 31
	2006	2005
	(In Thousands)
Assets
Cash and due from banks *	$206,557	$232,514
Trading account assets	1,376	1,406
Investment securities available for sale	27,626	28,040
Investment in subsidiaries *	3,104,607	2,460,547
Other assets *	32,793	36,900

Total assets	$3,372,959	$2,759,407

Liabilities and Shareholders’ Equity
Commercial paper	$67,770	$76,764
Accrued expenses and other liabilities *	41,879	36,211
Junior subordinated debt payable to unconsolidated subsidiary trusts	439,176	410,403

Total liabilities	548,825	523,378
Shareholders’ equity	2,824,134	2,236,029

Total liabilities and shareholders’ equity	$3,372,959	$2,759,407

*	Eliminates in consolidation

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
Statements of Income

	Year Ended December 31
	2006	2005	2004
	(In Thousands)
Income:
Cash dividends from subsidiaries *	$363,163	$230,000	$120,000
Interest on investments with affiliates *	15,718	11,482	7,466
Other	1,417	2,676	10,542

Total income	380,298	244,158	138,008
Expense:
Interest on commercial paper and other borrowings	3,476	2,456	1,586
Other	43,047	42,472	39,596

Total expense	46,523	44,928	41,182
Income before income tax benefit and equity in undistributed earnings of subsidiaries	333,775	199,230	96,826
Applicable income tax benefit	(9,910)	(11,560)	(8,765)

	343,685	210,790	105,591
Equity in undistributed earnings of subsidiaries*	116,678	191,040	254,594

Net income	$460,363	$401,830	$360,185

*	Eliminates in consolidation

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
Statements of Cash Flows

	Year Ended December 31
	2006	2005	2004
	(In Thousands)
Operating Activities:
Net income	$460,363	$401,830	$360,185
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	9,821	7,897	6,034
Accretion of discount	(1,575)	(1,575)	(1,575)
Decrease in trading assets	30	17,826	11,678
Equity in undistributed earnings	(116,678)	(191,040)	(254,594)
Increase in other assets	(104)	(2,952)	(4,858)
Increase (decrease) in other liabilities	6,998	10,139	(5,833)

Net cash provided by operating activities	358,855	242,125	111,037

Investing Activities:
Proceeds from call of investment securities available for sale	—	—	4,310
Capital receipts from (contributions to) subsidiaries	(229,716)	(5,460)	683

Net cash (used in) provided by investing activities	(229,716)	(5,460)	4,993

Financing Activities:
Net increase (decrease) in commercial paper	(8,994)	(20,734)	23,986
Repayment of other borrowings	—	—	(50,000)
Repurchase of junior subordinated debt payable to subsidiary trusts	—	—	(23,000)
Common dividends paid	(199,989)	(208,756)	(118,533)
Purchase of treasury stock	(2,734)	(63,247)	(33,829)
Issuance of treasury stock for benefit plans and stock options	3,099	9,274	9,998
Repayment of loans to finance stock purchases	982	679	616
Excess tax benefits from share-based payments	13,317	—	—
Proceeds from exercise of stock options	39,223	24,421	28,622

Net cash used in financing activities	(155,096)	(258,363)	(162,140)

Net decrease in cash and due from banks	(25,957)	(21,698)	(46,110)
Cash and due from banks at beginning of the year	232,514	254,212	300,322

Cash and due from banks at end of the year	$206,557	$232,514	$254,212

(20) Fair Value of Financial Instruments
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
     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash and due from banks: Cash and due from banks have maturities of three months or less. Accordingly, the carrying amount is considered to be a reasonable estimate of fair value.
Investment securities held to maturity and investment securities available for sale: Fair values of investment securities held to maturity and investment securities available for sale are based primarily on quoted or other

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
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

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004

	At December 31, 2006		At December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Instruments:
Assets:
Cash and due from banks	$738,168	$738,168	$805,556	$805,556
Investment securities held to maturity	1,953,166	1,914,863	2,245,942	2,212,273
Investment securities available for sale	4,687,782	4,687,782	4,704,375	4,704,375
Trading account assets	86,706	86,706	76,559	76,559
Federal funds sold and securities purchased under agreements to resell	24,423	24,423	46,393	46,393
Loans	24,665,273	24,588,605	21,372,215	21,086,292
Liabilities:
Noninterest bearing deposits	$6,459,669	$6,459,669	$6,097,881	$6,097,881
Interest bearing deposits	16,585,860	16,555,371	14,286,234	14,226,374
Federal funds purchased and securities sold under agreements to repurchase	3,179,351	3,179,351	3,102,572	3,102,572
Other short-term borrowings	1,242,963	1,242,963	652,750	652,750
FHLB and other borrowings	3,511,601	3,590,746	4,111,462	4,068,321
(21) Segment Information
     The Company’s segment information is presented by line of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics through various products and services. The segment results include certain overhead allocations and intercompany transactions. All intercompany transactions have been eliminated to determine the consolidated balances. The Company operates primarily in the United States, and, accordingly, the geographic distribution of revenue and assets is not significant. Revenues from no individual customer exceeded 10 percent of consolidated revenue. The Company’s reportable operating segments are Corporate Banking, Retail Banking, Wealth Management and Treasury and are not necessarily comparable with similar information provided by other financial institutions.
     The Corporate Banking segment is responsible for providing a full array of banking and investment services to business banking, commercial banking and other institutional clients in each of the Company’s major metropolitan markets. The Corporate Banking segment also includes Community Banking across the Company’s six-state footprint and a National Industries unit that is responsible for serving larger national accounts, principally in targeted industries. In addition to traditional credit and deposit products, the Corporate Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, insurance and interest rate protection and investment products.
     The Retail Banking segment serves the Company’s consumer customers through its 415 full-service banking centers and through the use of alternative delivery channels such as personal computer and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit and debit cards, deposit accounts, insurance products, mutual funds, and brokerage services. In addition, Retail Banking serves the Company’s small business customers and the Company’s indirect automobile portfolio.
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
December 31, 2006, 2005 and 2004
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
     The following table presents the segment information for the Company’s segments as of and for the year ended December 31, 2006, 2005 and 2004.

	For the Year ended December 31, 2006
	(In Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement:
Net interest income	$473,329	$482,647	$62,558	$41,501	$55,099	$1,115,134
Noninterest income	146,384	484,568	44,570	35,539	199	711,260
Noninterest expense	238,164	503,321	53,862	20,361	233,567	1,049,275

Segment net income (loss)	$381,549	$463,894	$53,266	$56,679	$(178,269)	777,119

Provision for loan losses						89,702

Net income before income tax expense						687,417
Income tax expense						227,054

Net income						$460,363

Balance Sheet:
Average assets	$13,433,257	$9,087,540	$1,559,999	$7,199,259	$1,732,295	$33,012,350
Average loans	13,381,082	8,904,934	1,559,537	—	(132,515)	23,713,038
Average deposits	5,653,523	12,541,134	1,325,965	2,653,066	(47,101)	22,126,587

Period-end assets	$14,312,846	$9,430,046	$1,632,551	$7,292,744	$1,531,568	$34,199,755
Period-end loans	14,069,062	9,144,519	1,619,105	—	(167,413)	24,665,273
Period-end deposits	6,146,474	13,557,244	1,427,366	2,030,538	(116,093)	23,045,529

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
For the Year ended December 31, 2005
(In Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement:
Net interest income	$384,253	$437,599	$55,158	$27,279	$64,690	$968,979
Noninterest income	151,531	449,234	38,308	26,145	(6,540)	658,678
Noninterest expense	204,391	435,656	47,706	20,936	193,114	901,803

Segment net income (loss)	$331,393	$451,177	$45,760	$32,488	$(134,964)	725,854

Provision for loan losses						117,818

Net income before income tax expense						608,036
Income tax expense						206,206

Net income						$401,830

Balance Sheet:
Average assets	$10,614,482	$8,550,613	$1,349,510	$7,611,929	$1,317,698	$29,444,232
Average loans	10,594,888	8,362,871	1,350,630	—	(258,801)	20,049,588
Average deposits	4,773,226	10,234,133	1,207,390	2,292,259	(39,333)	18,467,675

Period-end assets	$11,574,398	$9,002,235	$1,489,413	$7,574,799	$1,157,387	$30,798,232
Period-end loans	11,377,470	8,722,274	1,476,937	—	(204,466)	21,372,215
Period-end deposits	4,947,314	11,200,625	1,260,697	3,057,539	(82,060)	20,384,115
For the Year ended December 31, 2004
(In Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement:
Net interest income	$363,969	$396,995	$53,564	$42,312	$28,485	$885,325
Noninterest income	139,351	391,601	29,519	66,949	1,223	628,643
Noninterest expense	197,773	397,040	40,393	43,006	190,266	868,478

Segment net income (loss)	$305,547	$391,556	$42,690	$66,255	$(160,558)	645,490

Provision for loan losses						105,658

Net income before income tax expense						539,832
Income tax expense						179,647

Net income						$360,185

Balance Sheet:
Average assets	$9,804,164	$7,571,312	$1,202,721	$7,659,417	$1,423,014	$27,660,628
Average loans	9,789,575	7,394,101	1,204,768	—	(389,089)	17,999,355
Average deposits	4,609,496	9,295,751	1,243,356	1,285,578	(20,479)	16,413,702

Period-end assets	$10,238,188	$8,041,224	$1,294,636	$7,673,267	$934,601	$28,181,916
Period-end loans	10,101,932	7,783,359	1,285,285	—	(313,654)	18,856,922
Period-end deposits	4,826,556	9,611,292	1,211,464	1,424,072	(30,652)	17,042,732

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
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
     The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The 2005 and 2004 segment information has been revised to conform to the 2006 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.
(22) Earnings Per Share
     Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31
	2006	2005	2004
	(In Thousands, Except Per Share Data)
BASIC EARNINGS PER SHARE:
Net income	$460,363	$401,830	$360,185

Net income available to common shareholders	$460,363	$401,830	$360,185

Weighted average basic common shares outstanding	127,857	123,550	122,254

Basic earnings per share	$3.60	$3.25	$2.95

DILUTED EARNINGS PER SHARE:
Net income	$460,363	$401,830	$360,185

Net income available to common shareholders and assumed conversions	$460,363	$401,830	$360,185

Weighted average common shares outstanding	127,857	123,550	122,254
Net effect of nonvested restricted stock and the assumed exercise of stock options—based on the treasury stock method using average market price for the year	2,601	2,873	3,162

Weighted average diluted common shares outstanding	130,458	126,423	125,416

Diluted earnings per share	$3.53	$3.18	$2.87

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
(23) Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources.
     The following is a summary of the components of other comprehensive income:

	Year Ended December 31
	2006	2005	2004
	(In Thousands)
Other comprehensive income (loss), before income taxes:
Unrealized holding gains (losses) on investment securities available for sale, net	$18,543	$(68,349)	$(41,152)
Less reclassification adjustment for gains (losses) on investment securities available for sale	(14,889)	79	27,336
Net change in additional minimum pension liability and funded pension asset	(29,873)	1,353	(3,469)
Amortization of unrealized net holding losses on investment securities available for sale transferred to investment securities held to maturity	(355)	(3,109)	(10,702)
Net change in accumulated gains (losses) on cash-flow hedging instruments	13,257	5,921	(14,572)

Other comprehensive income (loss), before income taxes	16,461	(64,263)	(97,231)

Income tax expense (benefit) related to other comprehensive income (loss):
Unrealized holding gains(losses) on investment securities available for sale	7,883	(26,027)	(15,469)
Less reclassification adjustment for gains (losses) on investment securities available for sale	(6,329)	30	10,276
Net change in additional minimum pension liability and funded pension asset	(11,587)	501	(1,304)
Amortization of unrealized net holding losses on investment securities available for sale transferred to investment securities held to maturity	(151)	(1,183)	(4,023)
Net change in accumulated gains (losses) on cash-flow hedging instruments	4,763	2,256	(5,477)

Total income tax expense (benefit) related to other comprehensive income (loss)	7,237	(24,483)	(36,549)

Other comprehensive income (loss), after income taxes	$9,224	$(39,780)	$(60,682)

     At December 31, 2006, other comprehensive income was comprised of $41.3 million of unrealized losses on securities available for sale, $6.9 million of accumulated gains on cash-flow hedging instruments and $19.6 million of additional minimum pension liability and pension asset funding. At December 31, 2005, other comprehensive income was comprised of $60.3 million of unrealized losses on securities available for sale, $1.6 million of accumulated losses on cash-flow hedging instruments and $1.3 million of additional minimum pension liability.

Compass Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 2005 and 2004
(24) Supplemental Disclosure for Statement of Cash Flows
     The Company paid approximately $874 million, $538 million and $351 million in interest on deposits and other liabilities during 2006, 2005 and 2004, respectively. The following table presents the Company’s noncash investing and financing activities for the years ended December 31, 2006, 2005 and 2004.

	December 31
	2006	2005	2004
	(In Thousands)
Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$16,601	$12,236	$21,982
Loans to facilitate the sale of other real estate owned	424	1,048	1,006
Assets retained in loan securitizations	—	—	589,912
Loans to finance stock purchases	1,897	885	863
Change in unrealized gain (loss) on available for sale securities	33,433	(68,428)	(68,488)
Issuance of restricted stock, net of cancellations	12,101	6,671	8,571
Treasury stock exchanged for acquisition earnout	6,269	5,840	4,741
Treasury stock purchased for deferred compensation plan	7,943	—	—
Allowance transferred to other liabilities	—	12,189	—

Business combinations and divestitures:
Common stock issued	253,992	7,869	3,658
Assets acquired	2,012,632	8,092	5,771
Liabilities assumed	1,568,569	21	2,381
Assets sold	—	2,156	—
Liabilities sold	—	25,290	—

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     PricewaterhouseCoopers LLP was dismissed as the Company’s independent registered public accounting firm effective as of the close of business March 16, 2006.
     The reports of PricewaterhouseCoopers LLP on the Consolidated Financial Statements of the Company at December 31, 2005 and 2004 and for the three years ended December 31, 2005, did not contain any adverse opinion or any disclaimer of opinion, nor were such reports of PricewaterhouseCoopers LLP qualified or modified as to uncertainty, audit scope, or accounting principles.
     The decision to change independent registered public accounting firm was approved by the Audit Committee of the Board of Directors of the Company.
     In connection with its audits for the fiscal years ended December 31, 2005 and 2004 and through the date of dismissal, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreements in connection with its reports on the Consolidated Financial Statements of the Company for such fiscal years.
     As previously reported and as discussed under Management’s Report on Internal Control Over Financial Reporting under Item 9A of the Company’s 2004 Form 10-K/A, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s audited financial statements for 2004, 2003 and 2002 and the unaudited interim financial statements for each of the quarters ended March 31, June 30, and September 30, 2005 and 2004 could not be relied upon. Based upon their evaluation, management concluded that as of the end date for each of these periods, a material weakness in the Company’s internal control regarding the appropriate classification of certain interest rate swaps and the related valuation of the hedged brokered certificates of deposit and trust preferred debt existed. As a result of this material weakness, the 2004 Form 10-K/A, filed on January 11, 2006 with the Securities and Exchange Commission, included restated Consolidated Financial Statements for 2004, 2003 and 2002. Also, the Form 10-Q/A for each of the quarters ended March 31, June 30, and September 30, 2005 and 2004, respectively, filed on January 11, 2006 with the SEC, included restated interim Consolidated Financial Statements. As of January 11, 2006, management believes it has fully remediated this material weakness in internal control over financial reporting. As previously reported and as discussed under Management’s Report on Internal Control Over Financial Reporting under Item 9A of the Company’s 2005 Form 10-K, the Company maintained effective internal control over financial reporting as of December 31, 2005.
     Except for the material weakness described above, there are no reportable events under Item 304(a)(1)(v) of Regulation S-K that occurred during the years ended December 31, 2005 and 2004 and through March 16, 2006.
     The Company engaged Ernst & Young LLP as its new independent registered public accounting firm as of March 17, 2006, to audit the Company’s Consolidated Financial Statements. During the two (2) most recent fiscal years ended December 31, 2005 and 2004 and through the date of engagement, the Company has not consulted with Ernst & Young LLP on items regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements or (2) the subject matter of a disagreement or reportable event (as defined in Item 304(a)(1)(iv) and (v) of Regulation S-K) with the Company’s former independent registered public accounting firm.
     The Company provided a copy of this disclosure to PricewaterhouseCoopers LLP and requested that PricewaterhouseCoopers LLP provide it with a letter to the SEC stating whether or not it agrees with the statements set forth above. A copy of that letter, dated March 20, 2006, was attached as Exhibit 16 to the Company’s current report on Form 8-K that was filed with the SEC on March 20, 2006.

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
     Based on their evaluation as of December 31, 2006, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as of December 31, 2006. Based on this evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2006.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 42 and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
     None

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Additional Information Concerning the Board of Directors,” “Code of Conduct and Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation and Other Information” of the Company’s Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders.
ITEM 11 — EXECUTIVE COMPENSATION
     The information required by this item is incorporated by reference to the sections entitled “Executive Compensation and Other Information” of the Company’s Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders. See Item 12 of this Annual Report on Form 10-K for additional information concerning the Company’s equity compensation plans.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is incorporated by reference to the sections entitled “Common Stock Ownership of Directors and Executive Officers” of the Company’s Proxy Statement to be filed for the 2006 Annual Meeting of Stockholders.
Equity Compensation Plan Information
     The following table presents information regarding the Company’s equity compensation plans at December 31, 2006:

Number of
	securities to be			Number of securities remaining
	issued upon exercise		Weighted-average	available for future issuance under
	of outstanding		exercise price of	equity compensation plans
	options, warrants		outstanding options,	(excluding securities reflected in
	and rights		warrants and rights	column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,012,176	(1)	$34.21	5,888,302	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	7,012,176		$34.21	5,888,302

(1)	Consists of 7,012,176 shares of common stock issuable upon exercise of outstanding stock option awards subject to vesting requirements granted under the 1996 Long-Term Incentive Plan, the 1999 Omnibus Incentive Compensation Plan and the 2002 Incentive Compensation Plan. Additionally, amount excludes 502,825 of restricted stock awards, subject to vesting requirements under the same plans.

(2)	Consists of 308,724 shares, 1,079,578 shares and 4,500,000 shares available for future issuance pursuant to stock option, restricted stock and other awards that may be granted under the 1999 Omnibus Incentive Compensation Plan, the 2002 Incentive Compensation Plan, and the 2006 Incentive Compensation Plan, respectively.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Additional Information Concerning the Board of Directors” of the Company’s Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is incorporated by reference to the section entitled “Independent Accountants” of the Company’s Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders.
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

Exhibits — continued
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
Instruments defining the rights of the holders of long-term debt of Compass Bancshares, Inc. and its subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. Compass Bancshares, Inc. hereby agrees to furnish copies of such instruments to the Commission upon request.
(10)	Material Contracts
(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996 with the Commission) *

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999 with the Commission) *

(c)	Form of Amended and Restated Employment Agreement, effective as of January 23, 2007, between Compass Bancshares, Inc. and each executive officer of Compass Bancshares, Inc. (incorporated by reference to Exhibit 10.8 to Compass Bancshares, Inc.’s Form 8-K, filed number 001-31272, filed January 29, 2007 with the Commission) *

(d)	Compass Bancshares, Inc. Supplemental Retirement Plan, as amended and restated as of January 1, 2005 *

(e)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, as amended and restated as of January 1, 2005 *

(f)	Compass Bancshares, Inc. Employee Stock Ownership Benefit Restoration Plan, as amended and restated as of January 1, 2005 *

(g)	Compass Bancshares, Inc. Smartinvestor Retirement Benefit Restoration Plan, as amended and restated as of January 1, 2005 *

(h)	Deferred Compensation Plan for Compass Bancshares, Inc., as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s June 30, 2006 Form 10-Q, file number 001-31272, filed August 8, 2006 with the Commission) *

(i)	Compass Bancshares, Inc. Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission) *

(j)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission) *

(k)	2005 Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(l)	Form of Amendment Number One to the 2005 Performance Contingent Restricted Stock Award Agreement (incorporated by reference Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed October 21, 2005 with the Commission) *

Exhibits — continued
(m)	2005 Form of Incentive Stock Option Agreement (D. Paul Jones, Jr.) (incorporated by reference to Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *
(n)	2005 Form of Incentive Stock Option Agreement (Garrett R. Hegel, James D. Barri, George M. Boltwood and William C. Helms) (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(o)	Compass Bancshares, Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-135154, filed June 20, 2006 with the Commission) *

(p)	2006 Form of Performance Contingent Restricted Stock Agreement (D. Paul Jones, Jr.) (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(q)	2006 Form of Performance Contingent Restricted Stock Agreement (Garrett R. Hegel, James D. Barri, George M. Boltwood and William C. Helms) (incorporated by reference to Exhibit 10.3 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(r)	2006 Form of Incentive Stock Option Agreement (D. Paul Jones, Jr.) (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(s)	2006 Form of Incentive Stock Option Agreement (Garrett R. Hegel, James D. Barri, George M. Boltwood and William C. Helms) (incorporated by reference to Exhibit 10.6 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(t)	Form of Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(cc) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission) *

(u)	Form of Restricted Stock Award Agreement for Non-Employee Directors *

(v)	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed January 29, 2007 with the Commission) *

(w)	Form of Performance Contingent Restricted Stock Award Agreement (Jones) (incorporated by reference Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed January 29, 2007 with the Commission) *

(x)	Form of Performance Contingent Restricted Stock Award Agreement (Stone) (incorporated by reference to Exhibit 10.3 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed January 29, 2007 with the Commission) *

(y)	Form of Performance Contingent Restricted Stock Award Agreement (executive officer) (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed January 29, 2007 with the Commission) *

(z)	Form of Stock Option Agreement (Jones) (incorporated by reference to Exhibit 10.5 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed January 29, 2007 with the Commission) *

(aa)	Form of Stock Option Agreement (Stone) (incorporated by reference to Exhibit 10.6 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed January 29, 2007 with the Commission) *

Exhibits — continued
(bb)	Form of Stock Option Agreement (executive officer) (incorporated by reference to Exhibit 10.7 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed January 29, 2007 with the Commission) *

(cc)	Summary of Compensation Arrangements for Named Executive Officers and Directors *
(dd)	Distribution Agreement, dated March 13, 2006, among Compass Bank and Compass Bancshares, Inc., and Citigroup Global Markets Inc., Keefe, Bruyette & Woods, Inc. Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Sandler O’Neill & Partners, L.P. as agents (incorporated by reference to Exhibit 10(ae) to Compass Bancshares, Inc.’s March 31, 2006 Form 10-Q, file number 001-31272, filed May 8, 2006 with the Commission)

(ee)	Issuing and Paying Agency Agreement, dated March 13, 2006, between Compass Bank, as issuer, and Compass Bank, as issuing and paying agent (incorporated by reference to Exhibit 10(af) to Compass Bancshares, Inc.’s March 31, 2006 Form 10-Q, file number 001-31272, filed May 8, 2006 with the Commission)
(16)	Letter dated March 20, 2006 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16 to Compass Bancshares, Inc.’s Form 8-K, filed number 001-31272, filed March 20, 2006 with the Commission)

(21)	Subsidiaries of the registrant

(23)(a)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

(23)(b)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

(31)(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(31)(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer

(32)(a)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(32)(b)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer
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

COMPASS BANCSHARES, INC.

Date: February 19, 2007	By	/s/ D. Paul Jones, Jr.
D. Paul Jones, Jr.
Chairman and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Paul Jones, Jr. D. Paul Jones, Jr.	Chairman and Chief Executive Officer	February 19, 2007

/s/ Garrett R. Hegel Garrett R. Hegel	Chief Financial Officer	February 19, 2007

/s/ Kirk P. Pressley	Chief Accounting Officer	February 19, 2007
Kirk P. Pressley

/s/ James H. Click, Jr.	Director	February 19, 2007
James H. Click Jr.

/s/ Charles W. Daniel	Director	February 19, 2007
Charles W. Daniel

/s/ W. Eugene Davenport	Director	February 19, 2007
W. Eugene Davenport

/s/ Tranum Fitzpatrick	Director	February 19, 2007
Tranum Fitzpatrick

/s/ Carl J. Gessler, Jr.	Director	February 19, 2007
Carl J. Gessler, Jr.

/s/ Charles E. McMahen	Director	February 19, 2007
Charles E. McMahen

/s/ John S. Stein	Director	February 19, 2007
John S. Stein

/s/ J. Terry Strange	Director	February 19, 2007
J. Terry Strange