Form 10-K/A
period 2006-12-31
COMPASS BANCSHARES INC
filed 2007-04-30
CIK 18568

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
-or-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-31272
(Exact name of registrant as specified in its charter)

Delaware	63-0593897

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 South 20th Street Birmingham, Alabama	35233

(Address of principal executive offices)	(Zip Code)
(205) 297-3000
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	The NASDAQ Stock Market LLC
7.35% Capital Securities of Compass Trust III (and guarantee of Compass Bancshares, Inc. with respect thereto)	New York Stock Exchange
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
The number of shares of the registrant’s common stock, $2.00 par value, outstanding on March 31, 2007 was 131,374,696.

EXPLANATORY NOTE
     On February 27, 2007, Compass Bancshares, Inc. (the “Company” or “Compass”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In accordance with General Instruction G(3), the Company is filing this Amendment No. 1 on Form 10-K/A to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K. Additionally, the Company is filing with this Amendment No. 1 certifications of its Chief Executive Officer and Chief Financial Officer as Exhibits 31(a) and 31(b). This Amendment No. 1 does not amend or update any other information set forth in the original Form 10-K.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
     Compass’ Board of Directors is divided into three classes. At each Annual Meeting of Shareholders, shareholders elect the members of one of the three classes to a three-year term. The Board of Directors determines the size of the Board of Directors. Certain information about Compass’ directors is set forth in the following tables:
Directors elected to serve until annual meeting in 2007 (Class I)

	Director of	Principal Occupation Since
Name and Age	Compass Since	January 1, 2002, and Other Information
Carl J. Gessler, Jr., M.D., 51	1998	Partner, The Heart Center, P.C.

D. Paul Jones, Jr., 64	1978	Chairman and Chief Executive Officer of Compass and Compass Bank.

J. Terry Strange, 63	2002	Retired. Previously, Vice Chairman and Managing Partner of KPMG, LLP’s U.S. Audit Practice, Global Managing Partner of KPMG, LLP’s Audit Practice and member of KPMG, LLP’s International Executive Committee. Director of New Jersey Resources Corporation, BearingPoint, Inc., Group I Automotive, Inc. and Newfield Exploration Co.
Directors elected to serve until annual meeting in 2008 (Class II)

	Director of	Principal Occupation Since
Name and Age	Compass Since	January 1, 2002, and Other Information
James H. Click, 63	2000	Co-Managing Partner, Tuttle-Click Automotive Group (automobile dealerships).

Tranum Fitzpatrick, 68	1989	Chairman, Guilford Holding Corporation, Chairman, Guilford Partners, Inc. and President, Seagrove Corporation (real estate investment and development).

John S. Stein, 70	1989	Chairman, Golden Enterprises, Inc. (snack food distribution and sales). Previously, President and Chief Executive Officer, Golden Enterprises, Inc. Director of Golden Enterprises, Inc.
Directors elected to serve until annual meeting in 2009 (Class III)

	Director of	Principal Occupation Since
Name and Age	Compass Since	January 1, 2002, and Other Information
Charles W. Daniel, 66	1982	President, Dantract, Inc. (real estate investments).

William Eugene Davenport, 66	1993	Vice Chairman of Russell Lands, Inc. (resort land development, residential construction and building supply stores). Previously, President and Chief Operating Officer, Russell Lands, Inc.

Charles E. McMahen, 67	2001	Rancher. Previously, Vice Chairman of Compass and Compass Bank. Director of PNM Resources and Enterprise GP Holdings L.P.
Executive Officers
     Compass’ executive officers serve at the discretion of the Board of Directors. Certain information about Compass’ executive officers is set forth in the following table:

	Executive Officer	Principal Occupation Since
Name and Age	of Compass Since	January 1, 2002, and Other Information
D. Paul Jones, Jr., 64	1978	Chairman and Chief Executive Officer of Compass and Compass Bank.

James D. Barri, 62	1997	Executive Vice President — Retail Banking, Compass Bank.

George M. Boltwood, 57	1996	Senior Executive Vice President — Corporate Banking, Compass Bank.

Gregory P. Deming, 49	2005	Executive Vice President — Chief Risk Officer. Previously, Executive Vice President — Chief Auditor, 1998-2005.

E. Lee Harris, 54	1994	Executive Vice President — Human Resources, Compass Bank.

Garrett R. Hegel, 56	1990	Chief Financial Officer.

William C. Helms, 56	2003	Executive Vice President — Wealth Management Group, Compass Bank. Previously, President of Investment Group for Trustmark Bank from 2002-2003, and Executive Vice President of LJH Global Investments, 2001-2002.

Clayton D. Pledger, 62	1998	Executive Vice President — Chief Information Officer, Compass Bank.

Jerry W. Powell, 57	1981	General Counsel and Secretary.

G. Ray Stone, 63	1991	Senior Executive Vice President — Chief Credit Policy Officer, Compass Bank.
Audit Committee
     Compass’ Board of Directors has a standing Audit Committee that reviews the results of the annual audit and quarterly reviews, selects and engages the independent accountants, assesses the adequacy of Compass’ staff, management performance and procedures in connection with financial controls, receives and considers the independent accountants’ comments as to internal controls, and has the additional responsibilities and authority set forth in its written charter, which is available on Compass’ website at www.compassbank.com. Messrs. Strange, Chair, Daniel, Gessler and Stein constitute the standing Audit Committee. The Board of Directors has determined that all of the members of this committee meet the director independence standards and the audit committee qualifications required under the rules of the Securities and Exchange Commission (“SEC”) and the listing standards of The NASDAQ Stock Market LLC (“NASDAQ”). The Board of Directors has determined that J. Terry Strange qualifies as an “audit committee financial expert” under the rules of the SEC and has the finance or accounting experience required under NASDAQ listing standards.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires Compass’ executive officers and directors, and persons who own more than 10% of a registered class of Compass common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish Compass with copies of all Section 16(a) forms they file.
     Based solely on its review of the copies of such forms or written representations received from certain reporting persons, Compass believes that, for the period January 1, 2006 through December 31, 2006, its executive officers and directors complied with all filing requirements applicable to them, except that Mr. Daniel failed to report one transaction that occurred in October 2004; this transaction was subsequently reported in a Form 4 filed on January 25, 2007.

Code of Conduct and Ethics
     Compass has adopted a Code of Ethics that applies to its directors and senior financial officers and a Code of Conduct that applies to all employees. The Code of Ethics for Directors and Senior Financial Officers and the Code of Conduct, and any amendments thereto, are available on Compass’ website at www.compassbank.com. Any waiver from the Code of Ethics for Directors and Senior Financial Officers and any waiver for an executive officer from the Code of Conduct also will be made available on Compass’ website at www.compassbank.com.
ITEM 11 — EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Throughout this Compensation Discussion and Analysis, the term “Named Executive Officers” refers to the Chairman and Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”), and the other executive officers included in the Summary Compensation Table, below.
Compensation Philosophy and Objectives
     The primary objective of the Compensation Committee of the Board of Directors is to ensure that Compass’ compensation programs motivate executives to produce superior performance for Compass and provide superior returns to shareholders of Compass. Because executive officers are more able to affect Compass’ results than lower-level employees, the Compensation Committee and Compass’ management believe that a significant portion of an executive’s pay should vary with Compass’ short and long-term financial performance and should be closely tied to shareholder interests. This general philosophy is further guided by the following principles:
•	Compass should offer executives a competitive total compensation opportunity in order to attract, retain and motivate talented executives.

•	Compass should maintain a strong, direct link between pay and performance, both at the company level and the individual level, emphasizing at-risk, performance-based pay dependent on the achievement of key strategic and/or operating goals.

•	The objectives of retention and pay-for-performance must be balanced. Even in periods of temporary downturns in company performance or of fundamental changes in Compass’ peer group, Compass’ compensation programs should continue to ensure that talented, successful executives will remain motivated and committed to Compass.

•	Compass’ compensation programs should include significant components designed to align executives’ interests with those of shareholders so that executives will manage from the perspective of owners with meaningful equity stakes in Compass.

•	Compensation packages should be structured to ensure that there is an appropriate balance between the short-term and long-term performance of Compass.
     As a matter of longstanding policy, all Compass employees, including all of the Named Executive Officers, are employed on an at-will basis. This means that any employee may resign, or his employment may be terminated by Compass, at any time. The Board of Directors and the Compensation Committee have determined that, rather than using employment contracts, Compass’ interests in retention and continuity of senior management are best addressed by providing competitive total compensation packages, maintaining flexibility to provide executives with specific post-termination benefits (for example, accelerated vesting of an equity award) in individual award agreements on a case-by-case basis and providing all senior executives with a contractual minimum employment and compensation in the event of a change in control.
Overview of Compass’ Executive Compensation Program
     The Compensation Committee of the Board of Directors has responsibility for establishing, implementing and monitoring adherence with Compass’ compensation philosophy. The Compensation Committee reviews and approves the base salaries, short-term cash incentives and long-term equity incentives for the CEO and the other executive officers annually, and reviews retirement and other benefits for these executive officers on an ongoing basis.

     Compass’ legal and human resources departments support the Compensation Committee in its work, and in some cases act pursuant to delegated authority to fulfill various ministerial functions in administering Compass’ compensation programs. Members of those departments, as well as the CEO and the CFO, are generally invited to attend regular Compensation Committee meetings. The agenda for meetings of the Compensation Committee is determined by the Compensation Committee Chairman with the assistance of Compass’ Executive Vice President of Human Resources and Compass’ Secretary. The Compensation Committee typically reviews the CEO’s annual compensation in executive session. The Compensation Committee delegates authority to the CEO to make certain compensation decisions regarding other executive officers, which are subject to review and approval by the Compensation Committee. The Compensation Committee Chairman reports on the committee’s actions and recommendations at meetings of the Board of Directors.
     Compass engages a nationally recognized human resources consulting firm on an annual basis to assist the Compensation Committee in its review of each element of annual executive compensation. In both 2005 and 2006, Compass hired Towers Perrin Human Resources Services (“Towers Perrin”) to advise the Compensation Committee. While Towers Perrin ultimately reports to the Compensation Committee, Compass’ CEO participates in the review of the analysis conducted by Towers Perrin and provides input and direction on the recommendations that are made to the Compensation Committee. In addition, Towers Perrin works closely with Compass’ human resources department in gathering data relevant to its analysis and in the preparation of recommendations made by Compass’ human resources department. Compass’ Executive Vice President of Human Resources supervises and provides direction to Towers Perrin regarding any relevant issues that need to be addressed and brought to the attention of the CEO and the Compensation Committee.
Components of Compass’ Executive Compensation Program
     The total compensation package for the CEO, the Named Executive Officers and other senior executives consists of the following components:
•	Base salary;

•	Annual short-term cash incentives;

•	Long-term equity incentive awards;

•	Retirement and other post-termination benefits; and

•	Health, welfare and other personal benefits.
Annual Compensation: Base Salary, Short-Term Cash Incentives and Long-Term Equity Incentive Awards
     Overview. Beginning in the first quarter of each year, the Compensation Committee reviews and approves the base salaries, short-term cash incentive opportunities and long-term equity award opportunities for Compass’ senior executives (including the Named Executive Officers) for the current fiscal year. As part of the annual review process, Compass obtains from its human resources consulting firm (in 2006, Towers Perrin) a detailed competitive analysis of the annual compensation of all senior executives. This competitive assessment analyzes each annual compensation component compared with that of similarly situated executives at a peer group of publicly held financial institutions (the “Compensation Peer Group”). This Compensation Peer Group is sometimes referred to as the “market,” and it represents those companies with which, in the Compensation Committee’s opinion, Compass must compete to attract and retain executive talent.
     In this annual competitive analysis, Towers Perrin (with the assistance of management) collects compensation data from the proxy statements of Compensation Peer Group companies, as well as from published compensation surveys of the banking and financial services industries. This data includes base salary levels, cash and equity incentive award levels and terms, relevant performance data and information regarding share utilization under equity incentive plans. Based on this analysis, management makes recommendations regarding each annual executive compensation item, including salary and incentive award levels, performance measures and award terms, as well as recommendations regarding the company-wide share pool for all equity grants, to the Compensation Committee. The Compensation Committee considers this analysis and management’s recommendations, typically over the course of multiple meetings, in setting annual compensation levels and incentive opportunities for Compass’ senior executives.

     Consistent with Compass’ compensation philosophy, a significant percentage of annual compensation is allocated to incentives; the only guaranteed portion of annual compensation is base salary. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviews information provided by Towers Perrin to determine the appropriate level and mix of incentive compensation. Income from incentive compensation is realized as a result of the performance of Compass and/or the individual, depending on the type of award, compared to established goals.
     Peer groups. The Compensation Committee believes that Compass’ most direct competitors for executive talent are not necessarily the same companies that would be included in a comparator group established to assess Compass’ performance. The Compensation Committee believes that Compass’ performance should be measured against financial institutions competing in the states in which Compass operates. However, the Compensation Committee does not believe that this group is necessarily the most appropriate for purposes of setting annual executive compensation, since this group includes a number of “mega-banks” with size and scope of operations – and resultant compensation packages – that are larger than that of Compass. In addition, the Compensation Committee believes that Compass competes with a broader range of financial institutions for executive talent. Therefore, the Compensation Peer Group used in setting competitive compensation levels is not the same as the regional peer group index that has historically been reflected in the performance graphs included in Compass’ previous proxy statements, nor is it the same group that is used to establish performance benchmarks for Compass’ performance contingent restricted stock program (as discussed below). The Compensation Peer Group used for purposes of evaluating annual compensation levels includes financial institutions that are comparable in size to Compass (in 2006, companies with between $15 billion and $60 billion in assets). In 2006, Compass’ Compensation Peer Group consisted of the following: AmSouth Bancorporation, Associated Banc-Corp., BOK Financial Corp., Colonial BancGroup Inc., Comerica Inc., Commerce Bancorp Inc., Commerce Bancshares Inc., First Citizens BancShares Inc., First Horizon National Corp., Huntington Bancshares, Inc., M&T Bank Corp., Marshall & Illsley Corp., Mellon Financial Corp., Northern Trust Corp., Sky Financial Group Inc., Synovus Financial Corp., and Zions Bancorporation.
     Base salary. The base salary of Compass’ senior executives is determined by considering the skills and performance of the individual executive as well as the executive’s experience and responsibility compared to other executives of Compass and to comparable executives at Compensation Peer Group institutions. The Compensation Committee seeks to ensure each executive’s base pay is competitive and rewards individual performance based on the contributions made to the overall success of Compass. The base salaries for the CEO, each of the Named Executive Officers and the other senior executive officers are generally targeted at the 75th percentile of market. Once individual responsibility and performance is taken into account, executives’ actual base pay levels typically fall between the 50th and 75th percentiles of Compensation Peer Group companies.
     The Compensation Committee reviews base pay levels annually and sets maximum increases for each executive below the CEO. The CEO then conducts performance reviews and awards annual base pay increases to each of the Named Executive Officers and other senior executives in amounts up to the maximum percentages approved by the Compensation Committee. The CEO’s base salary is reviewed and approved on an annual basis by the Compensation Committee. Generally, annual increases in base salary levels of Compass’ senior executives range from 0% to 10% over the prior year’s base salary. In 2006, base salaries increased for all Named Executive Officers except the CEO.
     The 2006 base salaries of the Named Executive Officers are listed in the Summary Compensation Table, below.
     Annual short-term cash incentives. Compass generally does not provide guaranteed or discretionary annual bonuses, only performance-based annual cash incentive awards under an annual Management and Executive Incentive Plan (“MEIP”). Annual MEIP awards are designed to provide the Named Executive Officers and other senior executives significant cash incentives to achieve pre-established company-wide business goals, and other goals related to individual or departmental performance, with a one-year time horizon. Cash incentive awards payable for a fiscal year, if any, vary from 0% to 100% of the maximum bonus opportunity depending on the extent to which actual performance meets, exceeds or falls short of each Named Executive Officer’s specified performance criteria. Following the end of each fiscal year, the Compensation Committee evaluates actual performance against the performance measures and approves the MEIP payouts, if any, associated with the level of achievement.
     As part of the Compensation Committee’s determination of annual executive compensation in the first quarter of each year, the committee reviews the short-term cash incentive levels of its Compensation Peer Group companies, along with management’s recommendations of maximum MEIP award opportunities and associated performance measures and payout levels for each executive for the current year. The maximum 2006 MEIP payout opportunity established by the Compensation Committee for Mr. Jones was 200% of his 2006 base salary, and the MEIP maximum payout opportunity for the other Named Executive Officers was 100% of their respective 2006 base salaries. These MEIP maximums provide each Named Executive Officer with the opportunity to earn short-term cash incentives approximating the 75th percentile of Compass’ Compensation Peer Group if maximum performance levels are achieved.
     As discussed in more detail below in the 2006 Grants of Plan-Based Awards table and accompanying narrative, consistent with past years, the Compensation Committee determined that the performance measures applicable to all 2006 MEIP awards would be earnings per share growth and return on common equity for the 2006 fiscal year. While the 2006 MEIP award granted to Mr. Jones was based solely on these company-wide measures, the awards to the other Named Executive Officers were also partially based on achievement of other goals related to their individual performance or the performance of the departments or divisions for which they had supervisory responsibility, as determined by Mr. Jones based on internal budget levels.
     With respect to the earnings per share growth goal, the Compensation Committee generally sets performance goals and associated funding levels consistent with Compass’ annual business plan, such that the performance level resulting in a maximum payout is equal to the “stretch” goal targeted in the business plan and the threshold performance level is set at an earnings per share level that is equal to 97% to 98% of the maximum level. The return on common equity measure is generally set at a single level based on historical performance, with a 0% payout below this level and a 100% payout above this level. Generally, the threshold and maximum levels are set such that the relative difficulty of achieving those levels is consistent from year to year. Taking individual performance goals into account, the MEIP payout for the Named Executive Officers over the past 10 years has ranged from 30% to 100% of the maximum opportunity. For the fiscal year 2006 MEIP awards, earnings per share growth of at least 9.4% was required before any incentives attributable to earnings per share were paid, and earnings per share growth of at least 12.3% was required in order for maximum incentives to be paid. As a result of achieving earnings per share growth in 2006 of 11%, 75% of incentives attributable to earnings per share were paid. In 2006, a return on common equity of at least 15% was required before incentives attributable to return on common equity were paid. As a result of a return on common equity in 2006 of 16.73%, 100% of incentives for achieving this measure were paid. Aggregate 2006 MEIP payouts to the Named Executive Officers, taking all components, including individual goals, into account, ranged from 48% to 83% of the 2006 maximums.
     The actual amounts paid to each Named Executive Officer pursuant to the 2006 MEIP awards are listed in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table, below.
     The Compensation Committee also paid a discretionary 2006 cash bonus amount to Mr. Barri exceeding the amount earned pursuant to his 2006 MEIP award, in recognition of his personal performance and contributions to Compass during the 2006 fiscal year.
     Long-term equity incentive awards. Each year, the Compensation Committee provides senior executives with equity awards that are designed to provide ownership incentives on a three-year minimum time horizon. The total annual long-term equity incentive opportunity for each executive is based on a specific multiple of the executive’s salary level (in 2006, 3.0 for Mr. Jones and 1.5 for the other Named Executive Officers), based on competitive data regarding Compass’ Compensation Peer Group and management’s recommendations, and does not vary based on individual performance. In 2006, long-term equity incentive awards were granted with a mix of 60% stock options and 40% performance contingent restricted stock. The Compensation Committee believes that this structure is consistent with evolving market practices in the financial services industry with respect to the form of awards and the allocation of long-term incentive award value.
     Stock option awards. The Compensation Committee believes that stock options continue to be a desirable long-term incentive award vehicle and promote focus on sustained stock price appreciation. For the CEO and other senior executives at Compass, stock options are granted as incentive stock options, to the extent permitted. 2006 stock option awards vested 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries. The Compensation Committee changed the vesting schedule for 2007 grants, with stock option awards vesting equally over three years. All option grants have a ten-year term. The three-year vesting requirement and ten-year option term are consistent with competitive practice.

     Performance contingent restricted stock awards. Performance contingent restricted stock awards are issued annually to senior executives. Each award covers a maximum number of shares of restricted stock that vest based on Compass’ achievement of pre-established internal goals or specified relative performance goals compared to a defined competitor group over a three-year measurement period. The 2006 performance contingent restricted stock awards measure Compass’ three-year performance under three different tests, which the Compensation Committee determined was an appropriate means of ensuring that the performance criteria remained meaningful and measurable at the end of the three-year time horizon.
     The first test measures Compass’ performance on two internal goals established at the beginning of the performance period – earnings per share growth and return on average tangible equity. The second test measures Compass’ relative performance against banks represented in the Standard & Poor’s 500 Stock Index (“S&P 500 Banks”) on the same two goals. The Compensation Committee chose to use these alternative approaches to balance two competing concerns. The Compensation Committee believed that it is important to include a measure based exclusively on performance against S&P 500 Banks in order to provide executives incentives to outperform Compass’ competitors, even if overall economic conditions adversely affect the year-over-year performance of financial services companies across the board. However, in past years, due to consolidation within the financial services industry, measuring Compass’ relative performance has become problematic because of the significant shrinkage in the number of S&P 500 Banks during the three-year award period. Including a performance measure based exclusively on internal goals provides a means of achieving consistency in measurement. The third performance assessment measures Compass’ return on average tangible equity based on an internally established goal. The Compensation Committee included this alternative approach in order to address a scenario in which executives might be disinclined to enter into transactions that may adversely impact earnings (and therefore the executives’ award payouts) in the short term but that are otherwise favorable to shareholders in the long term.
     If, at the conclusion of the performance period, Compass’ performance is below internal thresholds and the 50th percentile of the competitor group, then no performance contingent restricted stock will be earned under any of the three alternative tests. To the extent Compass’ performance exceeds the threshold performance levels on its internal goals or relative to the competitor group, between 50% to 100% of the maximum shares awarded in the original grant may be earned, with the approach yielding the largest payout used to determine award levels. Consistent with prior years, the Compensation Committee designed the 2006 performance contingent restricted stock awards to pay out at the target level (75% of the maximum shares). Since Compass instituted the performance contingent restricted stock program in 2003, there have been two sets of awards that have been eligible for vesting following the three-year performance period – the 2003 and the 2004 awards. Both of these awards vested between the threshold level (50% of the maximum shares) and the target level (75% of the maximum shares). Based on Compass’ historical performance and past years’ performance contingent restricted stock vesting levels, as well as Compass’ expectations relating to the achievement of the performance goals applicable to the 2006 awards, Compass anticipates that it is likely that the 2006 performance contingent restricted stock awards will also vest between the threshold and target levels.
     The number of shares covered by 2006 stock option and performance contingent restricted stock awards granted to each Named Executive Officer, along with a more detailed discussion of the terms of these awards, is set forth in the 2006 Grants of Plan-Based Awards table and accompanying narrative, below.
Retirement and Other Post-Termination Benefits
     The Compensation Committee views the retirement and other post-termination benefits provided to executive officers to be fundamental elements of Compass’ total compensation package that are necessary to attract and retain talented executives in a competitive market. These benefits are not structured as performance-based incentives. While the ultimate amount of these benefits is dependent on annual compensation levels, the Compensation Committee does not directly factor in accrued retirement and other post-termination benefits in its annual executive compensation determinations. The Compensation Committee reviews the level and terms of these benefits on an ongoing basis to ensure that Compass’ package – both for executive officers and for all of Compass’ employees – is competitive in the financial services industry.
     Retirement benefits. Compass offers all its eligible employees retirement benefits through tax-qualified plans, including a 401(k)/employee stock ownership plan which is a defined contribution plan funded with employee pre-tax salary deferral contributions and company matching contributions based on years of service; a profit sharing plan which is a defined contribution plan funded entirely with company contributions based on years of service; and a traditional defined benefit pension plan (closed to new participants in 2002) funded entirely by Compass. The Named Executive Officers are permitted to participate in these plans, and the terms governing the retirement benefits under these plans for executive officers are the same as those governing benefits available to all eligible employees.
     All of the Named Executive Officers other than Mr. Jones also participate in a supplemental defined benefit retirement plan which provides a total retirement benefit equal to the retirement benefit which would have been payable under Compass’ tax-qualified defined benefit pension plan but for certain annual compensation limitations imposed by tax laws. Mr. Jones participates in a special supplemental plan providing for benefits in addition to these “make-up” amounts. In order to provide Mr. Jones with competitive retirement benefits consistent with those provided to similarly situated chief executive officers in the financial services industry, in 2006 the Compensation Committee approved an increase in Mr. Jones’s lifetime monthly retirement benefit under this plan from 60 percent to 65 percent of his average monthly compensation, as further described in the narrative accompanying the 2006 Pension Benefits table, below.
     In addition, all of the Named Executive Officers participate in a 401(k)/employee stock ownership restoration plan which is a nonqualified defined contribution plan allowing certain highly-paid employees to defer additional portions of their annual compensation on a pre-tax basis, and to receive company matching contributions on the amounts deferred, which would otherwise exceed the limits imposed by the tax laws on the tax-qualified 401(k)/employee stock ownership plan. Mr. Helms also participates in a nonqualified defined contribution plan that provides annual company contributions equal to the contributions that would have been made under Compass’ tax-qualified profit sharing plan but for certain annual compensation limitations imposed by the tax laws. Mr. Boltwood participates in a nonqualified deferred compensation plan which is a defined contribution plan allowing eligible employees to defer a portion of their annual compensation on a pre-tax basis until the occurrence of a distributable event.
     Compass’ retirement plans (other than the defined benefit pension plan and the related supplemental defined benefit plans) result in individual participant balances that reflect a combination of: (1) a differing annual amount contributed by Compass or the employee deferring a portion of his or her cash compensation; (2) the annual contributions and/or deferred amounts being invested at the direction of the employee (the same investment choices are available to all participants); and (3), as in (2), the continuing reinvestment of the investment returns until the accounts are distributed. This means that similarly situated employees, including Compass’ executive officers, may have materially different account balances because of a combination of factors, such as: the number of years that the person has participated in the plan; the amount of money contributed, or compensation deferred, at the election of the participant from year to year; and the investments chosen by the participant with regard to those plans providing for participant investment direction. Except with respect to the defined benefit pension plan and related supplemental defined benefit plans, Compass’ retirement plans do not involve any guaranteed minimum benefits or above-market returns; the investment returns are dependent upon actual investment results.
     The terms of Compass’ various retirement arrangements are described in more detail in the 2006 Pension Benefits and 2006 Nonqualified Deferred Compensation tables, and the accompanying narrative, below.
     Change of control employment agreements. Compass has entered into change of control employment agreements with each of the Named Executive Officers. These agreements are designed to provide for stability and continuity of management in the event of an actual or threatened change of control of Compass; to encourage morale and retention and diminish distraction of Compass’ senior executives by virtue of the personal uncertainties created by such an event; and, by ensuring that the compensation and benefits expectations of the executive will be satisfied after a change of control, to enable executives to consider corporate transactions that are in the best interests of shareholders without undue concern over whether the transaction may jeopardize the executive’s own employment.
     The agreements require continued employment of an executive for a three-year period following a change of control on equivalent terms and with equivalent compensation as immediately before such change of control. Unlike “single trigger” arrangements that pay out immediately upon a change of control, these agreements, consistent with their purpose, require a “double trigger.” In other words, a termination of the executive’s employment following a change of control during the three-year term under certain circumstances will entitle an executive officer to benefits under the agreements. These termination benefits, along with other material terms of the agreements, are described in more detail in the section entitled “Potential Payments Upon Termination or Change in Control,” below.
     The existing change of control employment agreements were based on change of control arrangements common in the financial services industry at the time they were originally approved in 1994. In late 2006 and early 2007, the Compensation Committee conducted a review of these agreements to assess whether their terms continue to serve Compass’ retention and continuity objectives and whether the agreements continue to be competitive among companies in the financial services industry. In January 2007, the Compensation Committee made certain adjustments to the trigger events and benefits provided under the agreements, as well as certain clarifications to definitions and procedural provisions, in addition to changes necessary to comply with Section 409A of the Internal Revenue Code of 1986 (the “Code”). Also, in connection with the Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”) acquisition transaction announced in February 2007, the Named Executive Officers have entered into new compensatory arrangements and will receive certain other payments and benefits. Both the January 2007 amendments to the change of control employment agreements as well as the arrangements related to the BBVA transaction are described in more detail in the section entitled “Potential Payments Upon Termination or Change in Control,” below.
     Other post-termination benefits. In addition to the retirement plans and the change of control employment agreements, the terms of the agreements governing stock option and performance contingent restricted stock awards granted to the Named Executive Officers provide for the accelerated vesting and/or extension of exercisability of those awards in certain termination circumstances, as described in more detail in the section entitled “Potential Payments Upon Termination or Change in Control,” below.
Health, Welfare and Other Personal Benefits
     Compass’ healthcare, life and disability insurance and other welfare and employee benefit programs are the same for all eligible employees, including executive officers. Compass shares the cost of health and welfare benefits with its employees, a cost that is dependent on the level of benefits coverage that each employee elects. The relative portion of these costs paid by the employee increases as the employee’s cash compensation level increases.
     Compass provides senior executives with certain personal benefits that the Compensation Committee believes are reasonable, competitive and consistent with Compass’ overall executive compensation program. These perquisites include certain club membership dues, use of a Compass-owned car (or a car allowance) and parking benefits, enhanced relocation expense reimbursements, personal use of in-house financial planning services and corporate dining facilities, and executive health screenings. Pursuant to the Compensation Committee’s executive security policy, Compass requires Mr. Jones to use corporate-owned aircraft for all domestic air travel, including for personal travel, and Compass provides Mr. Jones with a home security system. In addition, other senior executive officers may use Compass aircraft for personal travel on a limited basis. The personal benefits provided to each Named Executive Officer in 2006 are reported in the “All Other Compensation” column of the Summary Compensation Table, below.
Impact of Regulatory Requirements on Executive Compensation
     Accounting considerations. Beginning in 2006, Compass began to treat stock option grants, along with other share-based awards to employees, as an expense beginning on the grant date as required by Statement of Financial Accounting Standards 123R, Share-Based Payments (“FAS 123R”). After considering the FAS 123R expense associated with 2006 senior executive equity grants, the Compensation Committee determined to continue its approach of setting stock option and performance contingent restricted stock award levels for the Named Executive Officers and other senior executives at competitive multiples of base salary. In addition, as a result of the Compensation Committee’s review of the effects of FAS 123R, the Compensation Committee determined that, beginning with grants in 2006, Mr. Jones’s stock option and performance contingent restricted stock grants should contain more stringent provisions requiring Mr. Jones to agree to continue to serve the remainder of his current term as a member of the Board of Directors, and to continue to serve thereafter if nominated and elected, until the date he is expected to retire from the Board of Directors pursuant to Compass’ retirement policy for directors. These provisions are intended to preserve the service requirement permitting Compass to recognize compensation expense relating to these grants over the requisite service period.
     Tax considerations. The Compensation Committee considers the anticipated tax treatment to Compass and to the executive officers of various compensatory payments and benefits.

     Section 162(m) of the Code places a limit of $1,000,000 on the amount of compensation that Compass may deduct in any one year with respect to each of the Named Executive Officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. Stock option awards and performance contingent restricted stock awards are generally performance-based compensation that meet the requirements for exception under Section 162(m). As such, the value of performance contingent restricted stock awards is fully deductible as compensation in the year the awards vest. Compensation related to nonqualified stock options is deducted in the year of exercise while deductible compensation related to incentive stock options does not result unless there is a “disqualifying disposition.” Annual cash incentive compensation is paid under various plans, and is generally performance-based, but most plans do not meet all of the requirements for exception under Section 162(m). Therefore, compensation that is in excess of $1,000,000 and is attributable to these annual cash incentive compensation plans is non-deductible. However, the annual incentive plans which are evidenced by dollar-denominated performance units granted under the 2002 Incentive Compensation Plan do meet the requirements for exception under Section 162(m), such that any compensation paid is fully deductible.
     The Compensation Committee is aware that interpretations of and changes in the tax laws and other factors beyond the Compensation Committee’s control also affect the deductibility of compensation. For these and other reasons, the Compensation Committee will not necessarily and in all circumstances limit executive compensation to that deductible under Section 162(m). While the Compensation Committee views preserving tax deductibility as an important objective in establishing executive compensation, the committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives.
     In 2006, the Compensation Committee reviewed Compass’ nonqualified deferred compensation plans to assess compliance with the recently-enacted Section 409A of the Code. In general, Section 409A imposes certain requirements on nonqualified deferred compensation plans, and, if those requirements are not met, income deferred under the plan may be currently includible in participants’ gross income. In 2006 and 2007, Compass amended certain affected plans in order to comply with Section 409A. Compass administers all of its affected plans in good faith compliance with Section 409A.
Stock Ownership Requirements
     Because the Compensation Committee believes in linking the interests of management and shareholders, Compass requires all of its executive officers to maintain prescribed levels of Compass stock ownership. The CEO is required to own shares of Compass common stock equal to five times his annual base salary. Executive officers below the CEO are required to own shares valued at three times their respective base salaries. Executives are generally expected to achieve target ownership levels within five years from receipt of the first equity award.
     All forms of stock ownership count toward satisfaction of ownership requirements including shares owned through Compass’ qualified and nonqualified retirement plans. Shares underlying outstanding stock options do not count toward ownership. Once the target ownership level is achieved, the executive must retain at least 75% of any net shares subsequently acquired. All executive officers have satisfied Compass’ stock ownership requirements.
     Compass also has stock ownership guidelines for non-employee directors. These guidelines recommend that within three years of becoming a director each director beneficially own at least 10,000 shares of Compass common stock. Both direct and indirect equity ownership are considered as owned shares for the purpose of these guidelines. All of Compass’ current directors have satisfied these stock ownership guidelines.
     Directors, officers and all other Compass employees are subject to Compass’ insider trading policy, which is designed to ensure compliance with all insider trading rules. Under Compass’ policy and applicable law, directors and executive officers may not engage in any transaction in which they may profit from short-term speculative swings in the value of Compass securities. This includes “short sales” (selling borrowed securities which the seller hopes can be purchased at a lower price in the future) or “short sales against the box” (selling owned, but not delivered securities). Moreover, under Compass’ policy, any proposed transaction in Compass securities by directors and executive officers must be pre-cleared by Compass’ General Counsel, including transactions in “put” and “call” options (publicly available rights to sell or buy securities within a certain period of time at a specified price) and hedging transactions, such as zero-cost collars and forward sale contracts. These types of transactions are discouraged.

Equity-Based Compensation Plans and Grant Procedures
     The Compensation Committee believes that stock ownership encourages and rewards management decisions that result in the long-term success of Compass, and that such ownership aligns the interest of management with the interests of shareholders. Compass’ 2006 Incentive Compensation Plan, 2002 Incentive Compensation Plan and 1999 Omnibus Incentive Plan (collectively the “Long-Term Incentive Plans”) make available to the Compensation Committee various methods of compensating and rewarding officers and key employees of Compass, including the grant or award of stock options, stock appreciation rights, restricted stock and performance units/shares. In the past, stock options have been one of Compass’ principal long-term incentive mechanisms, and the Compensation Committee anticipates that the various stock ownership mechanisms offered by the Long-Term Incentive Plans will be used to further such stock ownership by executive officers. All stock option and performance contingent restricted stock awards to Named Executive Officers are granted under these plans.
     Each year, the Compensation Committee determines the aggregate value of common stock to be allocated for use during that year for regular grants of stock options and other stock awards to all employees as well as for one-time equity awards to be used to attract prospective employees or to retain key non-executive employees. The Compensation Committee approves specific annual stock option and performance contingent restricted stock awards to senior executives (as discussed above), and also approves all annual stock option awards to non-executive employees, all to be issued within the total grant value approved by the Compensation Committee.
     The grant date of annual stock option and restricted stock awards to any Compass employee, including the Named Executive Officers, under Compass’ Long-Term Incentive Plans is the date the Compensation Committee gives final approval to all the terms of such awards. The exercise price of these stock options is determined based on the closing price of Compass common stock on this grant date. Individual award agreements are then delivered to each employee as soon as administratively possible following approval by the Compensation Committee.
     The Compensation Committee has also delegated authority to Mr. Jones to grant special one-time equity awards in the form of stock options and restricted stock to attract prospective employees or to retain key employees who are non-executive officers. Under this delegated authority, Mr. Jones may grant stock option or restricted stock awards under the Long-Term Incentive Plans in amounts not to exceed 15,000 shares per individual recipient. All of these special, one-time awards are granted on the first day of the calendar quarter following the prospective employee’s date of hire or the date Mr. Jones approves the equity award for an existing employee, and are subsequently reported to the Compensation Committee.
     During fiscal year 2006, the Compensation Committee allocated a total value of $16.2 million in common stock for 2006 equity grants. In 2006, Compass granted employees stock options and other equity awards covering a total of 842,373 shares of Compass common stock under the 2002 Incentive Compensation Plan, including awards covering a total of 393,876 shares of common stock granted to Named Executive Officers. The total number of shares of common stock subject to outstanding stock options and other stock awards as of December 31, 2006, as a percentage of Compass’ then total outstanding common stock, was 5.78%, below the median reported by peer institutions of comparable size. As of December 31, 2006, there were 5,888,302 shares of common stock remaining under the Long-Term Incentive Plans available for issuance of new grants.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on that review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
THE COMPENSATION COMMITTEE
William Eugene Davenport
Charles W. Daniel
Tranum Fitzpatrick
Compensation Committee Interlocks and Insider Participation
     During 2006, the members of the Compensation Committee were Messrs. Davenport, Daniel and Fitzpatrick. None of the Compensation Committee members has ever been an officer or employee of Compass, had any relationship requiring disclosure under “Certain Relationships and Related Transactions” in Item 13, below, or is an executive officer of another entity at which one of Compass’ executive officers serves on the board of directors.
Summary Compensation Table
     The following table sets forth compensation paid to or earned by the Chairman and Chief Executive Officer, the Chief Financial Officer, and the three other most highly compensated executive officers serving at December 31, 2006 (collectively, the “Named Executive Officers”) during the 2006 fiscal year.

							Change in
							Pension Value
							and Non-
							Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)(7)	($)
D. Paul Jones, Jr. Chairman and Chief Executive Officer	2006	975,000	—	2,768,506	1,475,691	1,535,625	3,026,605	198,150	9,979,577
Garrett R. Hegel Chief Financial Officer	2006	479,172	—	676,180	363,511	392,634	110,483	29,419	2,051,399
George M. Boltwood Senior Executive Vice President – Corporate Banking	2006	423,338	—	595,862	320,939	228,085	76,509	77,331	1,722,064
James D. Barri Executive Vice President – Retail Banking	2006	443,745	$53,280	713,640	337,341	212,967	105,040	32,403	1,898,416
William C. Helms Executive Vice President – Wealth Management Group	2006	355,000	—	499,843	269,345	321,942	—	30,289	1,476,419

(1)	The 2006 salary rates for the Named Executive Officers were as follows: Jones—$975,000; Hegel—$475,000; Boltwood—$415,000; Barri—$440,000; Helms—$355,000. These salary amounts were set in 2006 and adjusted retroactively to the Named Executive Officer’s annual review date in 2005. For Messrs. Hegel, Boltwood and Barri, this adjustment represented an increase from their 2005 salary levels. As a result, the amounts in the Salary column for Messrs. Hegel, Boltwood and Barri include payments made in 2006 to reflect the retroactive salary increase applicable to the prior year.

(2)	The Bonus column reflects a discretionary 2006 cash bonus amount paid to Mr. Barri that exceeded the amount earned pursuant to his 2006 MEIP award, as set forth in the Non-Equity Incentive Plan Compensation column.

(3)	The Stock Awards column reflects the compensation cost recognized by Compass for financial statement reporting purposes for the 2006 fiscal year in accordance with FAS 123R for performance contingent restricted stock awards granted to the Named Executive Officers in 2004, 2005 and 2006. The compensation cost associated with performance contingent restricted stock awards is recognized ratably over the relevant three-year performance period based on the then-current estimated achievement of the applicable performance goals; no forfeitures are assumed. There were no performance contingent restricted stock forfeitures for the Named Executive Officers during 2006.

(4)	The Option Awards column reflects the compensation cost recognized by Compass for financial statement reporting purposes for the 2006 fiscal year in accordance with FAS 123R for option awards granted to the Named Executive Officers in 2004, 2005 and 2006. The assumptions used in calculating these amounts are described in Notes 1 and 15 of the Notes to Consolidated Financial Statements included in Compass’ Annual Report on Form 10-K filed with the SEC on February 27, 2007. With respect to the Named Executive Officers’ awards, no forfeitures are assumed. There were no stock option forfeitures for the Named Executive Officers during 2006.

(5)	The Non-Equity Incentive Plan column reflects the cash amounts earned in 2006 (but paid in 2007) pursuant to 2006 MEIP awards, as discussed in further detail below in the 2006 Grants of Plan-Based Awards table and accompanying narrative.

(6)	The entire amount listed for each Named Executive Officer in the Change in Pension Value and Non-Qualified Deferred Compensation Earnings column is attributable to the actuarial increase in the present value of such officer’s aggregate accumulated benefits under Compass’ Retirement Plan, Supplemental Retirement Plan and Special Supplemental Retirement Plan (as applicable), from December 31, 2005 to December 31, 2006. Mr. Helms does not participate in any of Compass’ defined benefit retirement plans. Participants in Compass’ nonqualified deferred compensation plans have hypothetical accounts maintained as bookkeeping entries by Compass to measure amounts payable by Compass under the plans. Participants make investment elections for their plan accounts from a group of investment options, including a Compass common stock fund, similar to those available to participants in Compass’ Employee Stock Ownership Plan (“401(k) Plan”). Hypothetical earnings on these notional accounts increase or decrease depending on the actual performance of the selected investments. These plans do not provide above-market or preferential earnings rates.

(7)	The amounts presented in the All Other Compensation column include the following items of compensation for each Named Executive Officer in 2006:

Mr. Jones: (i) $96,484 in Compass contributions under the 401(k) Plan and Employee Stock Ownership Benefit Restoration Plan (“ESOP Restoration Plan”); (ii) $47,000 relating to personal use of corporate-owned aircraft and $19,738 in associated tax reimbursements; and (iii) the aggregate incremental cost attributable to personal use of a Compass-owned car, parking benefits, club membership dues, personal use of corporate dining facilities and a home security system.

Mr. Hegel: (i) $13,638 in Compass contributions under the 401(k) Plan and ESOP Restoration Plan; and (ii) the aggregate incremental cost attributable to personal use of a Compass-owned car, parking benefits, club membership dues and personal use of corporate dining facilities.

Mr. Boltwood: (i) $15,521 in Compass contributions under the 401(k) Plan and ESOP Restoration Plan; (ii) $38,167 in cash reimbursements for relocation expenses and $13,231 in associated tax reimbursements; and (iii) the aggregate incremental cost attributable to a car allowance and club membership dues.

Mr. Barri: (i) $15,456 in Compass contributions under the 401(k) Plan and ESOP Restoration Plan; and (ii) the aggregate incremental cost attributable to personal use of corporate-owned aircraft and associated tax reimbursements, a car allowance, parking benefits, club membership dues and personal use of corporate dining facilities.

Mr. Helms: (i) $17,669 in Compass contributions under the 401(k) Plan, ESOP Restoration Plan, SmartInvestor Retirement Plan and SmartInvestor Retirement Benefit Restoration Plan; and (ii) the aggregate incremental cost attributable to a car allowance and club membership dues.

Perquisites and other personal benefits are valued at the aggregate incremental cost to Compass of providing such benefits, as calculated in accordance with SEC regulations. For cash payments or reimbursements, aggregate incremental cost equals the actual cash disbursed by Compass with respect to that item. The aggregate incremental cost of personal use of Compass’ aircraft is calculated based on a per-nautical mile allocation of Compass’ total variable costs of operating the aircraft during 2006. Variable costs consist of costs including fuel, catering, landing fees and other miscellaneous variable costs. Incremental cost calculations do not include fixed costs associated with owning the aircraft. On certain occasions, an executive’s spouse or other family member may accompany the executive on a flight. No additional variable cost is incurred in such situations under the foregoing methodology.

2006 Grants of Plan-Based Awards
     The following table sets forth certain information regarding grants of plan-based awards to the Named Executive Officers during fiscal year 2006.

										All Other
										Option		Grant Date
			Estimated Possible Payouts Under				Estimated Future Payouts Under			Awards:	Exercise or	Fair Value
			Non-Equity Incentive Plan Awards				Equity Incentive Plan Awards			Number of	Base Price	of Stock and
			Performance							Securities	of Option	Option
			Units	Threshold	Target	Maximum	Threshold	Target	Maximum	Underlying	Awards	Awards
Name	Grant Date		(#)	($)	($)	($)	(#)	(#)	(#)	Options (#)	($/Sh)	($)
D. Paul Jones, Jr.	02/20/06	(1)	1,950,000	706,875	1,535,625	1,950,000
	06/01/06	(2)					20,867	31,300	41,733			2,339,969
	06/01/06	(3)								169,565 (4)	56.07	1,754,286
Garrett R. Hegel	02/20/06	(1)	—	158,414	392,634	479,172
	06/01/06	(2)					5,083	7,624	10,165			569,952
	06/01/06	(3)								41,304	56.07	427,323
George M. Boltwood	02/20/06	(1)	—	105,030	228,085	423,338
	06/01/06	(2)					4,441	6,661	8,881			497,958
	06/01/06	(3)								36,086	56.07	373,339
James D. Barri	02/20/06	(1)	—	130,949	212,967	443,745
	06/01/06	(2)					4,708	7,062	9,416			527,955
	06/01/06	(3)								38,260	56.07	395,830
William C. Helms	02/20/06	(1)	—	81,864	321,942	355,000
	06/01/06	(2)					3,799	5,698	7,597			425,964
	06/01/06	(3)								30,869	56.07	319,365

(1)	Annual performance incentive award for the 2006 fiscal year granted under the 2006 MEIP. The actual amounts paid out pursuant to the awards are listed in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table, above. The Threshold column has been calculated to reflect the aggregate payout that each Named Executive Officer would have received if the minimum performance level were achieved on each component goal applicable to that officer’s award. The 2006 MEIP awards do not specify set “target” payout amounts. Consequently, the Target column reflects the actual amounts paid out as reflected in the Summary Compensation Table. Mr. Jones’s 2006 MEIP award was evidenced by dollar-denominated performance units granted under the 2002 Incentive Compensation Plan.

(2)	Performance contingent restricted stock award for the 2006-2008 performance period granted under the 2002 Incentive Compensation Plan. The amount reflected in the Grant Date Fair Value of Stock and Option Awards column represents the FAS 123R grant date fair value of the performance contingent restricted stock awards at maximum payouts.

(3)	Stock option award granted under the 2002 Incentive Compensation Plan.

(4)	A portion of this option grant, covering 167,782 option shares, was transferred by Mr. Jones in a transaction described in footnote (1) to the 2006 Option Exercises and Stock Vested table, below.
     Annual performance incentive awards. On February 20, 2006, the Compensation Committee adopted the 2006 MEIP and approved maximum bonus opportunities and company-wide performance measures for determination of Named Executive Officer cash bonus awards for the 2006 fiscal year. Under the 2006 MEIP, payouts of bonus awards for the 2006 fiscal year, if any, would vary depending on the extent to which actual performance met, exceeded or fell short of specified performance criteria. The maximum 2006 bonus opportunity established by the Compensation Committee for Mr. Jones was 200 percent of his 2006 base salary, and the maximum 2006 bonus opportunity for the other Named Executive Officers was 100 percent of their respective 2006 base salaries. To the extent that actual performance on each measure applicable to a Named Executive Officer exceeded the specified threshold performance level, the Named Executive Officer was eligible to earn between 0% and 100% of his maximum bonus opportunity; business results below threshold performance levels on all applicable goals would result in zero funding and payouts.
     Consistent with past years, the Compensation Committee determined that two company-wide performance measures would be applicable to 2006 MEIP payouts: earnings per share growth and return on common equity, with each component accounting for 85% and 15%, respectively, of the portion of each award attributable to company-wide performance. While the 2006 MEIP award granted to Mr. Jones was based solely on these company-wide measures, the awards to the other Named Executive Officers were based in part on the company-wide measures and in part on achievement of other goals related to their individual performance or the performance of the departments or divisions for which they had supervisory responsibility, as determined by Mr. Jones. For each Named Executive Officer other than Mr. Jones, these individual measures and the proportion of total maximum bonus opportunity attributable to the aggregate company-wide measures and each individual goal were as follows:
Garrett R. Hegel: Company-wide measures (85%) and achievement of budgeted Compass financial services pretax income after charge-offs (15%).
George M. Boltwood: Company-wide measures (25%) and achievement of the following budgeted items for the corporate banking division: (a) pretax income after charge-offs (55%), (b) average loan balances (10%), and (c) average non-interest bearing demand deposit account balances (10%). In addition, failure to achieve a new production loan spread within a specified range of 2005 levels would reduce the maximum bonus opportunity by 10%.
James D. Barri: Company-wide measures (25%) and achievement of the following budgeted items for the retail banking division: (a) pretax income after charge-offs (30%), (b) total average deposits (17.5%), (c) total average loans (17.5%), and (d) revenue targets for preferred client program (10%). In addition, greater-than-budgeted net charge-offs in the retail banking division would reduce the maximum bonus opportunity by 10%.
William C. Helms: Company-wide measures (25%) and achievement of the following budgeted items for the wealth management group: (a) pretax income after charge-offs (50%), (b) average loan balances (5.0%), (c) average demand deposit account balances (2.5%); (d) average total deposit balances (2.5%), and (e) asset management fees (15%). In addition, greater-than-budgeted charge-offs in the wealth management group would reduce the maximum bonus opportunity by 10%.
     Performance contingent restricted stock awards. On June 1, 2006, each Named Executive Officer was granted a performance contingent restricted stock award under the 2002 Incentive Compensation Plan covering a maximum number of shares of restricted stock that vest based on pre-established performance goals measured over a three-year performance period. The performance contingent restricted stock is not transferable by any Named Executive Officer prior to vesting, and the certificates evidencing the performance contingent restricted stock are held by Compass until the awards vest and the shares are released to the Named Executive Officers. The vesting of the 2006 performance contingent restricted stock awards is conditioned upon Compass meeting certain internal performance goals or achieving specified performance levels relative to peer banks over the three-year measurement period. If Compass’ performance is below threshold levels then no performance contingent restricted stock will be earned. To the extent Compass’ performance exceeds the threshold performance levels on its internal goals or relative to peer banks, a varying amount of shares of common stock up to the maximum potential award may be earned.
     Three alternative approaches will be used to evaluate Compass’ performance for the purpose of determining the number of shares earned at the conclusion of the three-year measurement period. The approach yielding the largest payout will be used to determine award levels. The three alternative approaches are:
(1)	Assess performance over the three-year measurement period based on two internal goals – earnings per share (EPS) growth, weighted 85 percent, and return on average tangible equity (ROE), weighted 15 percent. Under this approach, actual shares earned by each Named Executive Officer can range from zero shares to the maximum number of shares, calculated as the sum of (a) the number of shares indicated below based on the achievement of EPS growth goals:

	Threshold EPS growth	Target EPS growth	Maximum EPS growth
D. Paul Jones, Jr.	17,737	26,605	35,473
Garrett R. Hegel	4,321	6,480	8,640
George M. Boltwood	3,775	5,662	7,549
James D. Barri	4,002	6,003	8,004
William C. Helms	3,229	4,843	6,457
and (b) the following number of shares based on meeting or exceeding the ROE goal: Jones—6,260; Hegel—1,525; Boltwood—1,332; Barri—1,412; Helms—1,140. Results between the stated levels will be interpolated.

(2)	Evaluate performance relative to the performance of Compass’ peer banks (banks in the Standard & Poor’s 500 Stock Index) based on the same two goals – earnings per share growth, weighted 85 percent, and return on average tangible equity, weighted 15 percent. Under this approach, actual shares earned by each Named Executive Officer can range from zero shares to the maximum number of shares, calculated as the sum of (a) the number of shares indicated in alternative (1)(a) above based on the achievement of EPS growth goals relative to peer banks, and (b) the number of shares indicated below based on the achievement of the ROE goal relative to peer banks:

	Threshold	Target	Maximum
	(50th) percentile	(62.5th) percentile	(75th) percentile
	of peer banks	of peer banks	of peer banks
D. Paul Jones, Jr.	3,130	4,695	6,260
Garrett R. Hegel	762	1,144	1,525
George M. Boltwood	666	999	1,332
James D. Barri	706	1,059	1,412
William C. Helms	570	855	1,140
Results between the stated levels will be interpolated.

(3)	Assess internal performance solely on return on average tangible equity. Under this approach, each Named Executive Officer may earn 75 percent of the maximum number of shares awarded if the ROE goal is met or exceeded; zero shares will be awarded if the ROE goal is not met:

	Less than target ROE	Target ROE or greater
D. Paul Jones, Jr.	0	31,300
Garrett R. Hegel	0	7,624
George M. Boltwood	0	6,661
James D. Barri	0	7,062
William C. Helms	0	5,698
     Under each of these alternatives, regular dividends will be accrued and paid in cash based on the actual number of shares earned, if any, at the end of the measurement period. In no case will any shares of performance contingent restricted stock be earned, and there will not be any partial or interim payouts, prior to the end of the specified measurement period.
     Stock option awards. On June 1, 2006, each Named Executive Officer was granted a stock option award under the 2002 Incentive Compensation Plan. The exercise price of each option is equal to the fair market value of Compass’ common stock as of the grant date, and the options vest over a three-year period, with 50 percent becoming exercisable on the first anniversary of the grant date and 25 percent becoming exercisable on each of the succeeding two anniversaries of the grant date. These options will expire ten years from the grant date.
     Both the performance contingent restricted stock awards and the stock option awards are subject to forfeiture or to acceleration of vesting and/or extension of exercisability upon the termination of the Named Executive Officer’s employment under various circumstances, as discussed in the section entitled “Potential Payments upon Termination or Change in Control,” below.

Outstanding Equity Awards at December 31, 2006
     The following table sets forth certain information regarding outstanding stock and option awards as of December 31, 2006 for each of the Named Executive Officers.

	Option Awards					Stock Awards
								Equity Incentive
						Equity Incentive		Plan Awards:
		Number of				Plan Awards:		Market or Payout
	Number of	Securities				Number of		Value of
	Securities	Underlying				Unearned Shares,		Unearned Shares,
	Underlying	Unexercised				Units or Other		Units or Other
	Unexercised Options	Options		Option		Rights That Have		Rights That Have
	(#)	(#)		Exercise Price	Option	Not Vested		Not Vested
Name	Exercisable	Unexercisable		($)	Expiration Date	(#)		($)(8)
D. Paul Jones, Jr.	—	169,565	(1)(2)	56.07	06/01/2016	41,733	(5)	2,489,373
	122,045 (1)	122,044	(1)(3)	43.77	04/14/2015	90,393	(6)	5,391,942
	145,500	48,500	(4)	38.29	04/18/2014	10,865	(7)	648,097
	172,838			31.62	03/26/2013
	146,540			28.90	02/10/2012
	138,122			20.50	02/22/2011
	129,059			16.83	02/20/2010
	94,814			23.92	01/26/2009
	79,116			29.25	01/25/2008
Garrett R. Hegel	—	41,304	(2)	56.07	06/01/2016	10,165	(5)	606,342
	28,164	28,164	(3)	43.77	04/14/2015	21,980	(6)	1,311,107
	38,250	12,750	(4)	38.29	04/18/2014	2,824	(7)	168,452
	43,000			31.62	03/26/2013
	34,500			28.90	02/10/2012
	30,375			20.50	02/22/2011
	12,600			16.83	02/20/2010
	4,500			23.92	01/26/2009
	16,011			29.25	01/25/2008
George M. Boltwood	—	36,086	(2)	56.07	06/01/2016	8,881	(5)	529,752
	25,036	25,034	(3)	43.77	04/14/2015	19,457	(6)	1,160,610
	33,750	11,250	(4)	38.29	04/18/2014	2,488	(7)	148,409
	37,238			31.62	03/26/2013
	28,040			28.90	02/10/2012
James D. Barri	—	38,260	(2)	56.07	06/01/2016	9,416	(5)	561,664
	25,661	25,660	(3)	43.77	04/14/2015	23,661	(6)	1,411,379
	33,750	11,250	(4)	38.29	04/18/2014	2,488	(7)	148,409
	38,000			31.62	03/26/2013
	3,460			28.90	02/10/2012

	Option Awards				Stock Awards
Equity Incentive
					Equity Incentive	Plan Awards:
		Number of			Plan Awards:	Market or Payout
	Number of	Securities			Number of	Value of
	Securities	Underlying			Unearned Shares,	Unearned Shares,
	Underlying	Unexercised			Units or Other	Units or Other
	Unexercised Options	Options	Option		Rights That Have	Rights That Have
	(#)	(#)	Exercise Price	Option	Not Vested	Not Vested
Name	Exercisable	Unexercisable	($)	Expiration Date	(#)	($)(8)
William C. Helms	—	30,869 (2)	56.07	06/01/2016	7,597 (5)	453,161
	20,967	20,966 (3)	43.77	04/14/2015	16,278 (6)	970,983
	28,500	9,500 (4)	38.29	04/18/2014	2,078 (7)	123,953
	25,000		32.15	01/05/2013

(1)	Includes 167,782 and 241,805 of the option shares covered by the 2006 and 2005 grants, respectively, that were transferred by Mr. Jones in a transaction described in footnote (1) to the 2006 Option Exercises and Stock Vested table, below.

(2)	The option vests over a three-year period, with 50% of the option shares vesting on June 1, 2007 and 25% of the option shares vesting on each of June 1, 2008 and June 1, 2009.

(3)	The option vests over a three-year period, with 50% of the option shares vesting on April 15, 2006 and 25% of the option shares vesting on each of April 15, 2007 and April 15, 2008.

(4)	The option vests over a three-year period, with 50% of the option shares vesting on April 20, 2005 and 25% of the option shares vesting on each of April 20, 2006 and April 20, 2007.

(5)	Maximum shares subject to the 2006 performance contingent restricted stock award, which vest based on extent of achievement of performance criteria for the 2006-2008 measurement period.

(6)	Maximum shares subject to the 2005 performance contingent restricted stock award, which vest based on extent of achievement of performance criteria for the 2005-2007 measurement period.

(7)	Shares remaining under the 2004 performance contingent restricted stock awards relating to the 2004-2006 measurement period following the truncation of the original awards in 2005. The Named Executive Officers’ original performance contingent restricted stock awards (covering the following maximum number of shares: Jones – 57,590; Hegel – 14,970; Boltwood – 13,186; Barri – 13,186 and Helms – 11,016) were truncated such that one-third of the covered shares would be eligible to vest based on the originally established criteria, with the remainder cancelled. A number of shares equal to the remaining two-thirds of each Named Executive Officer’s original award was added to his performance contingent restricted stock award for the 2005-2007 performance period. The truncated 2004 awards vested on January 31, 2007, resulting in the release of the shares listed in the table, with following shares withheld for taxes: Hegel – 764; Boltwood – 541; Barri – 673 and Helms – 452.

(8)	Values are calculated based on the maximum shares subject to each unvested performance contingent restricted stock award multiplied by $59.65, the closing market price of Compass’ common stock on December 29, 2006, the last trading day of 2006.

2006 Option Exercises and Stock Vested
     The following table sets forth certain information regarding options exercised (or transferred for value) by each Named Executive Officer, as well as the vesting of the Named Executive Officers’ stock awards, during 2006.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired	Value Realized	Acquired on Vesting	Value Realized
Name	on Exercise (#)	on Exercise ($)	(#)(2)	on Vesting ($)
D. Paul Jones, Jr.	6,622 (1)	190,986 (1)	43,581	2,150,287
Garrett R. Hegel	—	—	10,460	516,096
George M. Boltwood	20,692	547,522	9,950	490,933
James D. Barri	46,819	1,572,001	9,359	461,773
William C. Helms	—	—	8,258	407,450

(1)	In addition, on July 18, 2006, Mr. Jones transferred a portion of his 2005 and 2006 stock option awards (covering 409,587 option shares), for no consideration, to The Jones Foundation III, LLC, a limited liability company of which Mr. Jones is the sole manager and was at that time the sole owner of all of the membership interests. Mr. Jones then transferred 99% of the membership interests in the LLC to three irrevocable trusts for the benefit of each of his adult children and grandchildren in exchange for promissory notes with an aggregate face amount equal to $2,412,000, the fair market value of the LLC membership interests transferred as determined by an independent valuation.

(2)	Number of shares acquired on vesting of performance contingent restricted stock award for 2003-2005 performance period. Includes shares withheld for taxes in the amount of: Jones – 16,259; Hegel – 2,782; Boltwood – 2,114; Barri – 2,489 and Helms – 1,754.
2006 Pension Benefits
     The following table sets forth certain information regarding pension benefits payable to each Named Executive Officer, other than Mr. Helms, who does not participate in any of Compass’ defined benefit retirement plans, as of December 31, 2006.

		Number of	Present Value of
		Years Credited	Accumulated	Payments During
Name	Plan Name	Service (#)	Benefit ($)	Last Fiscal Year ($)
D. Paul Jones, Jr.	Retirement Plan	28.00	909,784	—
	Special Supplemental Retirement Plan	28.00	17,012,550	—
Garrett R. Hegel	Retirement Plan	17.00	342,400	—
	Supplemental Retirement Plan	17.00	410,799	—
George M. Boltwood	Retirement Plan	10.00	208,284	—
	Supplemental Retirement Plan	10.00	195,690	—
James D. Barri	Retirement Plan	9.00	260,308	—
	Supplemental Retirement Plan	9.00	245,430	—
William C. Helms	N/A	N/A	N/A	N/A
     The amounts presented in the Present Value of Accumulated Benefit column have been calculated based on the same assumptions used to measure pension liabilities for financial statement reporting purposes, with certain exceptions in accordance with SEC requirements. The assumptions used in calculating these amounts are as follows: discount rates of 5.92% for the Retirement Plan and 5.53% for the Supplemental Retirement Plan and Special Supplemental Retirement Plan; no projected future salary increases; the RP-2000 mortality table projected to 2005 with 75% white collar adjustment; a life annuity form of payment for single participants and an actuarial equivalent 50% joint and survivor annuity for married participants; and normal retirement at age 65 under the Retirement Plan and Supplemental Retirement Plan and immediate retirement under the Special Supplemental Retirement Plan. All calculations for Mr. Jones were performed assuming that he is not married at the time of his death. If Mr. Jones remarries (either before or after his retirement), his widow will be entitled to a monthly benefit for the remainder of her life.
     The amounts presented in the Present Value of Accumulated Benefit column are net present values based on these assumptions; they do not represent the lump sum benefit that any Named Executive Officer would have received if he had actually retired on December 31, 2006. None of the participating Named Executive Officers were eligible for a lump sum payout under the Retirement Plan or the applicable supplemental plan at that date. Benefits under these plans are generally paid as a monthly annuity for the life of the Named Executive Officer. If each of the participating Named Executive Officer retired on December 31, 2006, his actual aggregate annual retirement benefits under the applicable plans would have been as follows: Jones—$1,606,340; Hegel—$54,105; Boltwood—$30,253; Barri—$45,665.
     The material features of each plan listed in the 2006 Pension Benefits table are summarized below.
     Retirement Plan. Compass maintains a non-contributory, defined benefit pension plan, the Retirement Plan, that is intended to meet the requirements of Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Effective January 1, 2003, the Retirement Plan was modified to close the plan to new participants. During 2002, employees participating in the Retirement Plan were given the opportunity to choose to participate in a newly established defined contribution profit sharing plan in lieu of accumulating future benefit service in the Retirement Plan. The defined contribution profit sharing plan, which became effective January 1, 2003, is intended to meet the requirements of Sections 401(a) and 501(a) of the Code and the requirements of ERISA and provides that Compass will make contributions on behalf of each participant in the plan based upon eligible pay and years of service. All of the Named Executive Officers (other than Mr. Helms, who was not a participant) elected to continue participation in the Retirement Plan.
     A participant’s monthly benefit upon retirement under the Retirement Plan is equal to (a) 1.0 percent of the participant’s final average annual compensation multiplied by the participant’s number of years of service, up to 30, with Compass, plus (b) 0.65 percent of the participant’s final average annual compensation in excess of 65 percent of covered compensation (a 35-year average of the Social Security taxable wage base) in the current year, multiplied by the participant’s number of years of service, up to 30, with Compass. An individual’s final average annual compensation under the Retirement Plan is based on an average of the highest five consecutive years of a participant’s direct cash compensation (exclusive of certain items of compensation, including bonuses and other incentive pay, and most commissions) up to certain maximum dollar limits imposed under the Code ($220,000 in 2006). Under the Code, benefits are subject to annual limits ($175,000 per year, or $14,583 per month, in 2006).
     Under most circumstances, employees are vested in their retirement benefits under the Retirement Plan after five years of service. Benefits under the Retirement Plan are payable monthly (with optional forms of benefit payments available) commencing on the normal retirement date (the later of age 65 or the participant’s date of retirement). Participants may retire at reduced benefit levels after reaching age 55 and completing 10 years of service. The early retirement benefit will be calculated using the benefit formula described above, reduced 0.50 percent multiplied by the number of months that the benefit commencement date precedes the normal retirement date. Each of the participating Named Executive Officers is fully vested and eligible for early retirement under the Retirement Plan. A Named Executive Officer’s benefits under the Retirement Plan are unchanged if his employment is terminated involuntarily or in connection with a change of control. Generally, at the participant’s death, his spouse will receive benefits based on a 50% joint and survivor annuity.
     Supplemental Plans. In 1997, Compass adopted the Supplemental Retirement Plan and the Special Supplemental Retirement Plan in order to provide executives selected by the Compensation Committee a total retirement benefit equal to the retirement benefit which would have been payable under the Retirement Plan but for certain annual compensation limitations on calculating a participant’s final average annual compensation imposed by the Code. The Special Supplemental Retirement Plan has subsequently been amended to provide a different benefit formula for its participants. Mr. Jones participates in the Special Supplemental Retirement Plan, and the remaining Named Executive Officers (other than Mr. Helms) participate in the Supplemental Retirement Plan. Each of the participating Named Executive Officers is fully vested and eligible for early retirement under the supplemental plans.
     Both supplemental retirement plans operate as nonqualified, non-contributory, unfunded deferred compensation arrangements and are being administered in accordance with the requirements of Section 409A of the Code. Benefits payable under either supplemental plan are net of the benefits payable to the Named Executive Officer under the Retirement Plan. Compass does not grant extra years of credited service to any participant in either of the supplemental plans, and neither plan provides for this benefit.
     Supplemental Retirement Plan. Benefits are calculated under the Supplemental Retirement Plan using the same formula as the Retirement Plan. However, the determination of a participant’s final average annual compensation under the Supplemental Retirement Plan disregards the Retirement Plan’s limitations on calculating average annual compensation imposed by the Code and includes amounts deferred under Compass’ nonqualified deferred compensation plans that are otherwise excluded from the calculation under the Retirement Plan. The Supplemental Retirement Plan, like the Retirement Plan, does not include a participant’s bonuses (or MEIP payouts) in the final average annual compensation calculations. Subject to compliance with Section 409A of the Code, benefits are payable at the same time and in the same manner in which the participant’s Retirement Plan benefit is payable.
     Special Supplemental Retirement Plan. Through June 2006, the benefit formula under the Special Supplemental Retirement Plan provided that if Mr. Jones retires after attaining age 60 (Mr. Jones is currently 64), he would receive a monthly retirement benefit for the remainder of his life equal to 60 percent of his average monthly compensation over the three consecutive plan years that produced the highest average monthly compensation, less his primary social security benefit. Average monthly compensation is determined under the Special Supplemental Retirement Plan consistent with the Retirement Plan, except that compensation limitations imposed by the Code are disregarded, and amounts deferred under Compass’ nonqualified deferred compensation plans and amounts received as bonuses and other incentive pay are included in the calculation. In 2006, Mr. Jones’s benefit under the Special Supplemental Retirement Plan was increased to provide for a monthly retirement benefit for the remainder of his life equal to 65 percent of his average monthly compensation over any three plan years that produced the highest average monthly compensation. Subject to compliance with Section 409A of the Code, benefits are payable on the first day of the month following Mr. Jones’s separation from service.
2006 Nonqualified Deferred Compensation
     The following table sets forth certain information regarding each Named Executive Officer’s nonqualified deferred compensation during 2006.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY ($)(1)	Last FY ($)(1)	Last FY ($)(2)	Distributions ($)	Last FYE ($)(3)
D. Paul Jones, Jr.	96,250	88,700	205,082	—	1,515,394
Garrett R. Hegel	11,500	9,200	31,902	—	177,799
George M. Boltwood	225,209	7,800	234,383	—	1,651,899
James D. Barri	17,600	8,800	27,901	—	141,702
William C. Helms	13,500	8,100	13,386	—	74,211

(1)	The amounts reflected in the Executive Contributions column are reported as compensation to each Named Executive Officer in the Salary, Bonus and/or Non-Equity Incentive Plan columns of the Summary Compensation Table. The amounts reflected in the Registrant Contributions column are reported as compensation to each Named Executive Officer in the All Other Compensation column (including footnote 7) of the Summary Compensation Table.

(2)	The amounts shown reflect aggregate hypothetical accrued gains during 2006 on the Named Executive Officers’ nonqualified deferred compensation accounts. As discussed in footnote 6 to the Summary Compensation Table, Compass’ nonqualified deferred compensation plans do not provide above-market or preferential earnings rates, and as a result, none of the earnings amounts shown in the Aggregate Earnings column are reported as compensation to any of the Named Executive Officers in the Summary Compensation Table.

(3)	The amounts set forth in the Aggregate Balance column reflect aggregate executive contributions, contributions by Compass and hypothetical earnings on such contributions under the nonqualified deferred compensation plans for each Named Executive Officer through December 31, 2006. Annual executive contributions and contributions by Compass have been included as compensation in the Summary Compensation Table in 2006 and in all previous years in which the relevant Named Executive Officer was included in that year’s table. Disclosure of aggregate earnings under nonqualified deferred compensation plans was not previously required, and hypothetical earnings amounts have not been reported in the Summary Compensation Table in either 2006 or in prior years.
     The information reported in the 2006 Nonqualified Deferred Compensation Table reflects each Named Executive Officer’s aggregate participation in one or more of three nonqualified deferred compensation plans: the Employee Stock Ownership Benefit Restoration Plan (the “ESOP Restoration Plan”), the SmartInvestor Retirement Benefit Restoration Plan (the “SmartInvestor Restoration Plan”), and the Deferred Compensation Plan. All of the Named Executive Officers participate in the ESOP Restoration Plan. Mr. Helms also participates in the SmartInvestor Restoration Plan, and Mr. Boltwood also participates in the Deferred Compensation Plan. All of the Named Executive Officers are fully vested under the applicable plans.
     ESOP Restoration Plan. The ESOP Restoration Plan is an excess plan that is operated in conjunction with Compass’ Employee Stock Ownership Plan, a broad-based, tax-qualified defined contribution plan (the “401(k) Plan”). Under the 401(k) Plan, eligible employees can elect to contribute up to 25% of eligible compensation (base salary and certain commissions up to a maximum dollar amount set by the Code, but not bonuses, incentive pay or other extraordinary compensation) annually, and Compass may elect annually to make a matching contribution in shares of Compass common stock. Participants can allocate their salary deferral elections among various investment options, including Compass common stock. Cash distributions from the 401(k) Plan are generally made upon retirement, termination of employment, death and disability.
     Under the ESOP Restoration Plan, a select group of management or highly compensated, 401(k) Plan-eligible employees can (1) elect, on an annual basis, to defer any portion of their “Compensation” (including salary as well as bonus or incentive compensation for certain selected participants, including the Named Executive Officers) in excess of the maximum amount allowable under the 401(k) Plan and (2) receive employer matching contributions that would have been made if the excess Compensation that is deferred was fully eligible for matching contributions under the 401(k) Plan. These amounts are credited to participants’ hypothetical accounts, which may be allocated among investment options that are generally consistent with those available under the 401(k) Plan, including a Compass common stock fund. Portions of accounts attributable to employer contributions are deemed invested in Compass common stock and dividends are deemed reinvested in Compass common stock in the same manner and with the same frequency as employer matching contributions are so invested under the 401(k) Plan. Dividends, interest and other distributions attributable to any investment option are deemed reinvested in the same investment option. Upon the occurrence of specified events, including retirement, termination, death and a change in control of Compass (if previously elected), the vested balance of a participant’s account is automatically paid out in cash in installments or in lump sum in accordance with the participant’s initial or properly amended election.
     SmartInvestor Restoration Plan. Similar to the ESOP Restoration Plan, the SmartInvestor Restoration Plan is an excess plan that is operated in conjunction with Compass’ broad-based, tax-qualified employer funded defined contribution plan (the “SmartInvestor Retirement Plan”). Eligible employees may participate in the SmartInvestor Retirement Plan, which is funded solely by Compass. Employer cash contributions are based on a percentage (ranging from 2% to 3% depending on years of service) of a participant’s base pay and certain commissions up to Code-mandated limits (not including bonuses and other extraordinary pay). Participants may allocate their SmartInvestor Retirement Plan accounts among specified investment alternatives, including a Compass common stock fund. Dividends received with respect to an investment option are reinvested in the same investment option. Cash distributions from the SmartInvestor Retirement Plan are generally made upon retirement, termination of employment, death and disability.
     A select group of management or highly compensated, SmartInvestor Retirement Plan-eligible employees may participate in the SmartInvestor Restoration Plan, which is funded solely by Compass. Under the SmartInvestor Restoration Plan, Compass contributes an amount that would have been contributed to the SmartInvestor Retirement Plan if the participant’s “Compensation” (not including bonus and incentive compensation) was not subject to compensation restrictions under the Code and if employer contributions to the SmartInvestor Retirement Plan were not limited by the Code. These amounts are credited to participants’ hypothetical accounts, which may be allocated among investment options that are generally consistent with those available under the SmartInvestor Retirement Plan, including a Compass common stock fund. Dividends, interest and other distributions attributable to any investment option are deemed reinvested in the same investment option. Upon certain events, including retirement, termination, death and change in control of Compass, the vested balance of a participant’s account is automatically paid out in cash in installments or in lump sum in accordance with the participant’s initial or properly amended election. Currently, Mr. Helms is the only participant in the SmartInvestor Restoration Plan.
     Deferred Compensation Plan. Under the Deferred Compensation Plan, certain employees whose “basic compensation” (generally, salary including certain amounts deferred into other plans) and anticipated “incentive compensation” (generally, bonuses, commissions, and other supplemental performance-based compensation) exceed certain minimum levels can elect on an annual basis, to defer any percentage of their basic compensation and/or incentive compensation. These amounts are credited to participants’ hypothetical accounts, which may be allocated among investment options that are generally consistent with those available under the 401(k) Plan, including a Compass common stock fund. Dividends, interest and other distributions attributable to any investment option are deemed reinvested in the same investment option. Upon certain events, including retirement, termination, death and change in control of Compass, the cash balance of a participant’s account is automatically paid out in installments or in lump sum in accordance with the participant’s initial or properly amended election.
Potential Payments upon Termination or Change in Control
     As described below, Compass has entered into certain agreements and maintains certain plans and arrangements that provide for payments or benefits to Named Executive Officers in the event of a termination of employment or a change in control of Compass. As required by SEC rules, the table below reflects estimates of certain amounts that would have been payable to each Named Executive Officer assuming a termination of employment under various circumstances, or a change in control of Compass, effective as of December 29, 2006, the last business day of the 2006 fiscal year. The amounts in the table are estimated based on the agreements and arrangements in place as of December 29, 2006 and therefore do not reflect any new agreements or arrangements, or any changes to existing agreements or arrangements, that were put into place after such date, including the January 2007 amendments to the change of control employment agreements and the arrangements related to the BBVA transaction announced in February 2007, both of which are described in more detail below. As a result, the estimates set forth in the table below do not reflect the amounts that may actually be payable to the Named Executive Officers upon their termination or upon a change in control. The actual amounts to be paid out can only be determined at the time of each Named Executive Officer’s actual separation from Compass or at the time of the completion of a change in control, as applicable.
     The table below does not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment under various circumstances. These include:
•	Accrued but unpaid salary and vacation pay, and any reimbursements due;

•	Regular retirement benefits payable under Compass’ Retirement Plan, which are described above in the 2006 Pension Benefits table and the accompanying narrative;

•	Distributions of vested plan balances under Compass’ qualified defined contribution plans, which are described in the narrative accompanying the 2006 Nonqualified Deferred Compensation table, above;

•	Life insurance benefits (equal to two times salary) and disability insurance benefits (in 2006, equal to 60% of monthly base salary including certain commission earnings); and

•	Severance benefits of up to 52 weeks’ pay and certain medical benefits upon involuntary non-cause termination (following the January 2007 amendments to the change of control employment agreements, the Named Executive Officers are no longer eligible for such benefits).
     In addition, the table does not reflect benefits payable under the Supplemental Retirement Plan and Special Supplemental Retirement Plan (as applicable), or amounts payable upon distribution of vested plan balances under Compass’ nonqualified deferred compensation plans, which are described in the 2006 Pension Benefits and 2006 Nonqualified Deferred Compensation tables and the accompanying narrative, above.

		Continuation of			Excise Tax
Name and	Cash Severance	Health/Welfare	Other	Acceleration of	and Gross-Up
Type of Termination	Payment	Benefits	Benefits (1)	Equity Awards (2)	Payment (3)
D. Paul Jones, Jr.
Voluntary termination/ early retirement (4)	$0	$0	$0	$2,974,019	$0
Involuntary non-cause termination	$0	$0	$0	$2,545,101	$0
Pre-change of control (CIC) death or disability	$0	$0	$0	$12,110,475	$0
Post-CIC termination (5)	$8,012,079	$10,188	$26,125	$12,110,475	$7,480,634
Garrett R. Hegel
Voluntary termination/ early retirement (4)	$0	$0	$0	$0	$0
Involuntary non-cause termination	$0	$0	$0	$595,113	$0
Pre-CIC death or disability	$0	$0	$0	$2,953,353	$0
Post-CIC termination (5)	$2,695,484	$13,680	$10,000	$2,953,353	$1,948,900
George M. Boltwood
Voluntary termination/ early retirement (4)	$0	$0	$0	$0	$0
Involuntary non-cause termination	$0	$0	$0	$526,728	$0
Pre-CIC death or disability	$0	$0	$0	$2,605,799	$0
Post-CIC termination (5)	$2,089,068	$13,680	$10,000	$2,605,799	$1,263,940
James D. Barri
Voluntary termination/ early retirement (4)	$0	$0	$0	$0	$0
Involuntary non-cause termination	$0	$0	$0	$544,452	$0
Pre-CIC death or disability	$0	$0	$0	$2,906,204	$0
Post-CIC termination (5)	$2,376,856	$19,296	$10,000	$2,906,204	$0
William C. Helms
Voluntary termination/ early retirement (4)	$0	$0	$0	$0	$0
Involuntary non-cause termination	$0	$0	$0	$443,451	$0
Pre-CIC death or disability	$0	$0	$0	$2,194,468	$0
Post-CIC termination (5)	$1,805,492	$19,296	$10,000	$2,194,468	$1,234,842

(1)	Consists of a financial planning allowance and, for Mr. Jones, a home security system benefit.

(2)	Amounts represent the value of accelerated vesting of outstanding equity awards, calculated using the following assumptions: (a) the maximum number of shares under unvested performance contingent restricted stock awards at December 29, 2006 subject to accelerated release upon the occurrence of each specified event multiplied by $59.65, the closing market price of Compass’ common stock on December 29, 2006 (the last trading day of 2006), plus (b) the number of unvested option shares at December 29, 2006 subject to accelerated vesting upon the occurrence of each specified event multiplied by the difference between $59.65, the closing price of Compass’ common stock on December 29, 2006, and the relevant exercise price.

(3)	Amounts represent the estimated reimbursement of excise taxes on excess parachute payments, including any gross-up for required withholding taxes.

(4)	All of the Named Executive Officers were eligible for early retirement under all applicable plans and agreements as of December 31, 2006.

(5)	Includes the following termination events following a change of control: death, disability, involuntary termination other than for cause, and voluntary termination for good reason or for any reason during the defined window period, as described in “Change of Control Employment Agreements,” below. With respect to amounts included in the Acceleration of Equity Awards column, accelerated vesting occurs upon any termination following a change of control for outstanding unvested stock options, and upon a change of control (regardless of whether a termination occurs) for outstanding unvested performance contingent restricted stock awards.
     Performance Contingent Restricted Stock Awards. At December 29, 2006, each Named Executive Officer had outstanding performance contingent restricted stock awards covering the 2004-2006, 2005-2007 and 2006-2008 performance periods. Except as described below, these awards are subject to forfeiture if the Named Executive Officer’s employment terminates prior to the conclusion of the measurement period for any reason. Assuming a December 29, 2006 termination date, the awards are subject to accelerated vesting under the following circumstances:
Death, disability or termination following certain change of control events: The maximum number of shares subject to outstanding awards vest and will be released by Compass, either as and when determined by the Compensation Committee or automatically depending on the particular award and recipient.
Retirement or early retirement of Mr. Jones: Although the vesting of Mr. Jones’s outstanding awards will not accelerate upon his retirement or early retirement, these awards will continue to remain outstanding during the applicable performance period, and will vest in accordance with the applicable performance criteria, so long as Mr. Jones complies with certain confidentiality, non-competition and non-solicitation covenants, a post-retirement board service requirement with respect to his 2006 award and a post-retirement consulting service requirement with respect to his 2005 and 2004 awards.
     Stock Option Awards. At December 29, 2006, each Named Executive Officer had both vested and unvested stock option awards outstanding. All stock options granted to the Named Executive Officers prior to 2004 were fully vested as of December 29, 2006. Except as described below, outstanding stock options (whether vested or unvested) immediately expire upon the Named Executive Officer’s termination of employment for any reason. Assuming a December 29, 2006 termination date, outstanding option awards are subject to accelerated vesting and/or extension of exercisability under the following circumstances:
Death, disability, involuntary non-cause termination (for 2005 and 2006 awards only) or termination following certain change of control events: In each of these circumstances, the Named Executive Officer’s outstanding unvested stock options will become immediately exercisable as to all covered shares. All outstanding stock options generally will remain exercisable following such an event for periods ranging from three months to the stated expiration date, depending on the particular award and recipient.
Retirement or early retirement of Named Executive Officers other than Mr. Jones: Upon retirement or early retirement in certain circumstances, the Named Executive Officer’s outstanding unvested stock options will be forfeited. All outstanding vested stock options generally will remain exercisable following such retirement or early retirement for periods ranging from three months to the stated expiration date, depending on the particular award and recipient.
Retirement or early retirement of Mr. Jones: Upon Mr. Jones’s retirement or early retirement, the unvested portions of his 2005 and 2004 option awards will become immediately exercisable. The unvested portion of Mr. Jones’s 2006 option award will not become immediately exercisable upon his retirement or early retirement, but will continue to vest on the original schedule, so long as he continues to serve as a director of Compass, and the 2006 option award agreement contains a board service requirement. All of Mr. Jones’s outstanding stock options remain exercisable following his retirement or early retirement for periods ranging from three months to the stated expiration date, depending on the particular award.
     All of the Named Executive Officers’ stock option and performance contingent restricted stock award agreements contain standard ongoing confidentiality provisions, as well as non-competition and non-solicitation restrictions applicable during their employment and for two years thereafter. These non-competition and non-solicitation restrictions will not apply upon the termination of the Named Executive Officer’s employment by Compass other than for cause within one year following a change of control, or upon the voluntary termination of a Named Executive Officer’s employment for any reason within the 30-day period immediately following the first anniversary of a change of control.
     Change of Control Employment Agreements. Compass has entered into change of control employment agreements with each of the Named Executive Officers. As discussed further below, these agreements were amended in January 2007; the following discussion reflects the terms of the agreements as in effect on December 29, 2006.
     The change of control employment agreements require continued employment of each Named Executive Officer for a three-year period following a change of control, with his position, duties and compensation to remain substantially equivalent as that immediately before such change of control. If the executive’s employment is terminated during this three-year period for any reason other than those discussed below, the executive generally will be entitled only to his accrued but unpaid salary and vacation pay. The executive will be entitled to additional benefits if his employment is terminated during the three-year post-change of control period under any of the following circumstances:
•	Compass terminates the executive’s employment other than for cause as defined in the agreements;

•	The executive terminates his employment for good reason as defined in the agreements;

•	The executive terminates his employment for any reason during the 30-day period immediately following the first anniversary of the change of control; or

•	The executive’s employment is terminated by reason of death or disability.
     In the event of such a termination, the executive will be entitled to receive the following:
•	an immediate lump sum payment equal to any previously earned but unpaid compensation and accrued vacation pay;

•	an immediate lump sum severance payment equal to 299% of the sum of the executive’s then-current annual salary plus the average of the annual bonus paid to the executive for the two years prior to a change of control and the maximum potential annual bonus the executive is eligible to earn in the year the change of control occurs (in the case of disability, the executive will receive the greater of this severance amount or the present value of any cash disability benefit otherwise payable by Compass);

•	continued benefits for the executive and his family under Compass’ welfare and other benefit plans (e.g., medical, group life, etc.) for the remainder of the three-year term; and

•	except in the event of death or disability, any stock options then held by the executive will remain exercisable during the three-year post-change of control period notwithstanding any provision in any option agreements to the contrary, and any non-compete covenants contained in option agreements become void.
     In the event that any payments to or for the benefit of the executive under the agreement would be subject to federal excise tax, Compass will pay the executive an additional gross-up payment calculated to fully reimburse the executive for the excise tax (and any other taxes related to the reimbursement).
     Under the agreements, a change of control is generally deemed to occur:
•	if any person acquires 20% or more of Compass’ common stock or voting power (with certain exceptions);

•	if a majority of Compass’ directors as of the date of the agreement are replaced other than in specific circumstances;

•	upon consummation of a reorganization, merger, consolidation or sale of all or substantially all Compass’ assets, unless Compass’ pre-transaction shareholders continue to own more than 60% of the common stock and voting power of the post-transaction entity, no person owns 20% or more of the then-outstanding common stock or voting power of the post-transaction entities (subject to certain exclusions), and at least a majority of the post-transaction entity’s directors were Compass directors both as of the date of the agreement and as of the date of the agreement or action providing for the transaction; and

•	upon consummation of a complete liquidation or dissolution of Compass.
     In January 2007, the Compensation Committee made certain adjustments to the trigger events and benefits provided under the agreements, as well as certain clarifications to definitions and procedural provisions, including, among other things:
•	Revisions in the definition of the term “change of control” to (i) lower the shareholder continuity requirement from 60% to 50% in order to avoid the triggering of a change of control in an acquisition in which Compass’ historic shareholders continue to hold more than 50%; (ii) with respect to a complete liquidation or dissolution of Compass, change the trigger from consummation to approval by the shareholders; and (iii) exclude from the definition stock acquisitions by entities controlled by or under common control with Compass;

•	Changes to provisions regarding Compass’ obligations upon a post-change of control termination (other than by Compass for cause or by the executive in certain circumstances) (i) to provide for the pro-rata payment of the executive’s annual bonus for the year of termination as part of accrued compensation and (ii) to delete provisions requiring acceleration of vesting of outstanding stock options and cancellation of non-compete provisions in outstanding option agreements upon certain post-change of control terminations, since executives’ option agreements contain independent change of control provisions;

•	Addition of a provision clarifying that severance payments and benefits provided to an executive under his change of control employment agreement are in lieu of any payments and benefits that the executive may be eligible to receive under any Compass-sponsored severance plan;

•	Certain other adjustments to definitions and procedural provisions, including (i) changing the method of determining the bonus amount to be used in calculating the severance payment to be the greater of the highest annual bonus earned in the three years preceding a change of control or the highest annual bonus (which will be at least equal to the maximum target bonus payable to the executive as if all applicable performance measures are satisfied) earned by the executive after a change of control; (ii) providing that the executive and Compass will mutually select a physician for purposes of a disability determination; (iii) clarifying procedures regarding a termination for cause; (iv) permitting the executive to select the accounting firm to make tax gross-up payment determinations; and (v) eliminating Compass’ discretion to advance money to the executive for purposes of making disputed excise tax payments; and

•	Revisions related to compliance with Section 409A of the Code, including (i) the deletion of provisions requiring immediate payment of certain deferred compensation amounts upon termination; (ii) the addition of procedures regarding post-termination severance benefits and (iii) the addition of general provisions regarding operation, interpretation and amendment of the agreements in compliance with the requirements of Section 409A.
     Arrangements Related to BBVA Transaction. As described further in Item 1, “Business—Recent Developments” of this Form 10-K, on February 16, 2007, Compass entered into a definitive agreement under which Banco Bilbao Vizcaya Argentaria, S.A., a corporation organized under the Kingdom of Spain (“BBVA”), will acquire Compass for a combination of cash and stock. Compass’ shareholders may elect to receive either 2.8 BBVA American Depository Shares (“ADSs”) (or, if determined by BBVA to be reasonably practical, BBVA ordinary shares) or $71.82 in cash per Compass common share, subject to proration. The aggregate consideration is composed of a fixed number of approximately 196 million BBVA ADSs or ordinary shares and approximately $4.6 billion in cash. Under the terms of the definitive agreement, Compass will become a wholly-owned subsidiary of BBVA. After closing, BBVA intends to merge its U. S. based banking affiliates – including the former operations of Texas Regional Bancshares, State National Bancshares and Laredo National Bancshares – with Compass. The transaction is subject to a number of conditions, including approval by the stockholders of Compass and BBVA and appropriate regulatory approvals.

     In connection with the proposed BBVA transaction, the Named Executive Officers have entered into new compensatory arrangements, and will receive certain other payments and benefits, as described below.
     Employment Agreement with Mr. Jones. In connection with the execution of the transaction agreement, Compass and BBVA entered into an employment agreement with Mr. Jones, which will become effective upon completion of the transaction and will have an 18-month term commencing on that date. The agreement will supersede Mr. Jones’s existing change of control employment agreement with Compass (as amended in January 2007). During the employment period, Mr. Jones will serve as (i) Chief Executive Officer of Compass, (ii) Chief Executive Officer of the bank that results from the intended combination of BBVA’s three subsidiary banks in Texas with Compass Bank following the transaction (the “Bank”) and (iii) a member of the boards of directors of both the Bank and BBVA’s U.S. subsidiary, BBVA USA. During the employment period, Mr. Jones will receive an annual base salary of no less than $1.1 million and his target annual bonus will be no less than 250% of his annual base salary, although for the 2007 fiscal year his annual bonus will be guaranteed at that 250% level. Mr. Jones will be granted an award of restricted stock on each of the date of completion of the transaction and the one-year anniversary of completion (each with a grant date value equal to three times his then-current annual base salary), with each award vesting in monthly installments during the 18-month period after the date of grant, subject to full vesting if Mr. Jones’s employment is terminated due to his death or disability, without “cause” or by Mr. Jones for “good reason.” Mr. Jones will be entitled to employee benefits, fringe benefits and perquisites on a basis no less favorable than those provided to him immediately prior to entry into the agreement, including the continuation of the Special Supplemental Retirement Plan and Compass’ deferred compensation plans. On January 1, 2008 or such earlier date as permitted under Section 409A of the Code, Mr. Jones will be paid approximately $11,511,500, which is equal to the change-in-control cash severance benefits under his change of control employment agreement with Compass (as such agreement was amended in January 2007 and using his 2007 guaranteed bonus for purposes of determining this amount).
     If, during the agreement term, Mr. Jones’s employment is terminated without “cause” or by Mr. Jones for “good reason,” Mr. Jones will be paid a lump sum cash payment equal to the sum of (i) his accrued obligations, including a pro-rata bonus for the year of termination (based on his 2007 fiscal year guaranteed bonus) and (ii) the sum of his then-current base salary and guaranteed bonus, multiplied by the greater of one and the number of months remaining from the date of termination until the 18-month anniversary of completion of the transaction, divided by 12. In addition, upon such a termination (i) all equity or cash long-term incentive awards (including the restricted stock) will vest in full and (ii) Mr. Jones will be entitled to continued welfare benefits for the period of time equal to the severance multiple and thereafter to continued healthcare benefits for life (which he is also entitled to upon termination of his employment without “good reason” or termination due to disability). Consistent with Mr. Jones’s existing agreements with Compass, the agreement provides for a full excise tax gross-up in respect of any payments and benefits received in connection with a change in control that exceed the limit under Section 280G of the Code. Mr. Jones is subject to a standard ongoing confidentiality obligation and non-solicitation and non-competition restrictions during his employment and for one year thereafter.
     Employment Agreements with Other Executive Officers. In connection with the execution of the transaction agreement, Compass and BBVA entered into employment agreements with each of Compass’ executive officers, including Messrs. Hegel, Barri, Boltwood and Helms, which will become effective upon completion of the transaction and will have three-year terms commencing on that date. The agreements will supersede each executive officer’s existing change of control employment agreement with Compass (as amended in January 2007). Pursuant to their employment agreements, each executive officer will serve in the position in which he serves Compass as of the date of the agreements, with Messrs. Hegel, Barri, Boltwood and Helms serving as Compass’ Chief Financial Officer, Executive Vice President — Retail Banking, Executive Vice President — Corporate Banking and Executive Vice President — Wealth Management Group, respectively, after completion of the transaction. During their employment periods, the executive officers will each receive an annual base salary that is at least equal to their annual base salary as of the date of entry into the agreement (which is $495,000, $455,000, $430,000 and $370,000 for each of Messrs. Hegel, Barri, Boltwood and Helms, respectively) and will each have a target annual bonus of no less than 100% of his respective annual base salary, although for the 2007 fiscal year the annual bonus of each executive officer will be guaranteed at this 2007 minimum bonus level. Each executive officer is also eligible to receive a cash retention bonus (generally equal to three times the sum of the executive officer’s annual base salary and target annual bonus), forty percent of which will vest and be paid on the second anniversary of the completion of the transaction and the remaining sixty percent of which will vest and be paid on the third anniversary of the completion of the transaction, in each case subject to the executive’s continued employment through the applicable vesting date, but subject to accelerated vesting and payment upon an executive officer’s prior death or disability. During their respective employment periods, each executive officer will generally be entitled to employee benefits, fringe benefits and perquisites on a basis no less favorable in the aggregate than those provided to him immediately prior to entry into the agreement. On January 1, 2008 or such earlier date as permitted under Section 409A of the Code, each executive officer will be paid an amount equal to the change-in-control cash severance benefits under their respective change of control employment agreements with Compass (as such agreements were amended in January 2007 and using their 2007 guaranteed bonuses for purposes of determining these amounts), which payment will equal approximately $2,960,100 for Mr. Hegel, $2,720,900 for Mr. Barri, $2,571,400 for Mr. Boltwood, $2,212,600 for Mr. Helms and $10,100,000, in the aggregate, for the other five executive officers of Compass who are not Named Executive Officers.
     If, during the agreement term, an executive officer’s employment is terminated without “cause” or by the executive officer for “good reason,” the executive officer will be paid a lump sum cash payment equal to the sum of (i) his accrued obligations, including a pro-rata bonus for the year of termination (based on the higher of his target bonus and prior year’s annual bonus) and (ii) an amount equal to three times the sum of his then-current base salary and the bonus amount determined above, less any portion of the retention bonus previously paid. In addition, upon such a termination an executive officer will receive (i) age and service credit equal to the period remaining from the date of termination until the three-year anniversary of completion of the transaction for purposes of calculating his benefits under the nonqualified retirement plans in effect at the time of termination and (ii) continued welfare benefits until the third anniversary of completion of the transaction (which are also provided upon termination without good reason or due to disability). Consistent with the existing agreements between Compass and the executive officers, the agreements provide for a full excise tax gross-up in respect of any payments and benefits received in connection with a change in control that exceed the limit under Section 280G of the Code. Each executive officer is subject to a standard ongoing confidentiality obligation and non-solicitation and non-competition restrictions during his employment and for either one or two years thereafter depending upon the date of termination of employment.
     Stock Options. The transaction agreement provides that each option to purchase shares of Compass common stock that is issued and outstanding immediately prior to the completion of the transaction, including all options held by Compass’ executive officers and directors, will be canceled in exchange for the right to receive upon completion of the transaction cash equal to the excess of the blended cash/BBVA share per share value being received for each share of Compass common stock in the transaction over the exercise price of such option, less required taxes. Based on their Compass option holdings on April 25, 2007, the Named Executive Officers, as a group, hold stock options to acquire 767,461 of Compass common stock that will vest as a result of the transaction.
     Restricted Stock. The transaction agreement also provides that all restricted shares of Compass common stock outstanding immediately prior to completion of the transaction will, upon completion of the transaction, vest in full and be automatically converted into the right, at the holder’s election, to receive either the share consideration or the cash consideration offered in the transaction. Based on their Compass restricted stock holdings on April 25, 2007, the Named Executive Officers, as a group, hold 327,819 shares of Compass restricted stock that will vest as a result of the transaction.
     Deferred Compensation Plans. The transaction agreement provides that any phantom shares of Compass common stock held under the plans described above in the 2006 Nonqualified Deferred Compensation table and accompanying narrative will, upon completion of the transaction, vest in full and entitle the holder to receive, at the payment time provided under the applicable plan, the blended cash/BBVA share per share value being received for each share of Compass common stock in the transaction, less required taxes. The phantom shares attributable to the Named Executive Officers of Compass under these three plans are fully vested and, as such, the transaction will not result in any accelerated vesting. Pursuant to the terms of the SmartInvestor Restoration Plan and the Deferred Compensation Plan, participants are entitled to a lump sum distribution of their accounts within 60 days following the close of the calendar quarter in which the change in control of Compass occurs. Pursuant to the terms of the ESOP Restoration Plan, participants who have previously elected a change in control distribution are entitled to a lump sum distribution of their accounts within 60 days following the close of the calendar quarter in which the change in control of Compass occurs.

2006 Director Compensation
     The following table sets forth compensation paid to or earned by Compass’ non-employee directors during fiscal year 2006. Directors who are employees receive no additional compensation for serving on the Board or its committees.

	Fees Earned		All Other
	or Paid in Cash	Option Awards	Compensation	Total
Name	($)(1)	($)(2)	($)(3)	($)
James H. Click	42,800	18,678	28,746	90,224
Charles W. Daniel	55,100	18,678	34,724	108,502
William Eugene Davenport	54,300	18,678	34,545	107,523
Tranum Fitzpatrick	54,300	18,678	34,545	107,523
Carl J. Gessler, Jr.	48,800	18,678	32,776	100,254
Charles E. McMahen	42,800	18,678	28,746	90,224
John S. Stein	48,800	18,678	32,776	100,254
J. Terry Strange	56,800	18,678	35,104	110,582

(1)	Each of the non-employee directors contributed all of his cash retainer and attendance fees toward the purchase of Compass common stock under Compass’ Director & Executive Stock Purchase Plan, described below. The amount of Compass’ matching contribution and the amount of the tax gross-up paid by Compass with respect to the matching contribution under that plan for each non-employee director is as follows: Click—$19,260, $9,486; Daniel—$23,265, $11,459; Davenport—$23,145, $11,400; Fitzpatrick—$23,145, $11,400; Gessler—$21,960, $10,816; McMahen—$19,260, $9,486; Stein—$21,960, $10,816; Strange—$23,520, $11,584.

(2)	On April 17, 2006, each non-employee director received an immediately-exercisable stock option covering 2,000 shares of common stock with a FAS 123R grant-date fair value of $9.34 per share. The Option Awards column reflects the compensation cost recognized by Compass for financial statement reporting purposes for the 2006 fiscal year in accordance with FAS 123R for option awards granted to the non-employee directors in 2006. The assumptions used in calculating these amounts are described in Notes 1 and 15 of the Notes to Consolidated Financial Statements included in Compass’ Annual Report on Form 10-K filed with the SEC on February 27, 2007. With respect to the non-employee directors’ awards, no forfeitures are assumed. There were no stock option forfeitures for the directors during 2006. At December 31, 2006, each non-employee director had outstanding stock options covering an aggregate of 10,000 shares of common stock, except for Mr. McMahen, who had outstanding stock options covering an aggregate of 140,400 shares of common stock. All outstanding options were fully vested as of December 31, 2006.

(3)	The amount reported in the All Other Compensation column reflects, for each non-employee director, the matching contributions and tax gross-up payments described in footnote (1).
Cash Compensation
     Compass provides its non-employee directors the following cash compensation:
•	a monthly retainer of $2,083.33;

•	an additional monthly retainer of $666.66 for the Audit Committee Chairman and $333.33 for the other committee chairmen;

•	meeting fees of $1,750 for each Board meeting attended and $1,300 for each committee meeting attended; and

•	reimbursement of reasonable out-of-pocket expenses incurred for attendance at Board, committee and shareholder meetings and other business related expenses (including the travel expenses of spouses if they are specifically invited to attend the meeting for appropriate business purposes). Directors may use Compass’ aircraft for travel to such meetings if available and approved in advance by the CEO.

Director & Executive Stock Purchase Plan
     In order to encourage share ownership in Compass and the long-term retention of those shares, each director has the option to receive monthly retainers and attendance fees in cash or to have all or a portion of those fees paid into an account for the purchase of Compass common stock under Compass’ Director & Executive Stock Purchase Plan, which provides for an additional matching contribution from Compass of 45 percent and a “gross-up” to reimburse the directors for all federal and state income tax obligations attributable to the matching contributions. (Executives no longer may participate in the Director & Executive Stock Purchase Plan.)
Equity Awards
     Compass’ 2002 Incentive Compensation Plan (the “2002 Plan”) provides for an automatic grant of a nonqualified option to purchase 2,000 shares of Compass common stock to each non-employee director upon first being elected or appointed to the Board of Directors, and additional automatic grants of nonqualified options to purchase 2,000 shares of Compass’ common stock as of the date of each annual meeting of shareholders. These stock options are exercisable in full as of the date of the grant, expire on the tenth anniversary of the grant date and have an exercise price equal to the fair market value of Compass’ common stock as of the grant date. In 2006, all non-employee directors received this automatic grant under the 2002 Plan.
     At the 2006 annual meeting, Compass’ shareholders approved the 2006 Incentive Compensation Plan (the “2006 Plan”), which no longer provides for automatic stock option grants to non-employee directors. Under the 2006 Plan, non-employee directors may receive 2006 Plan awards as determined by the Compensation Committee. In 2007, the Compensation Committee determined to grant each non-employee director 690 shares of restricted stock, which vest in full after a three-year period, in lieu of the annual stock option grant. The value of these shares represents the grant-date fair value of a stock option covering 4,000 shares. In connection with this restricted stock grant, each non-employee director agreed to waive his right to receive automatic stock option grants under the 2002 Plan.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Directors and Executive Officers
     The following table sets forth the number of shares of Compass common stock beneficially owned as of April 25, 2007 by each director and executive officer of Compass and all directors and executive officers as a group. As of April 25, 2007, there was no person known to Compass to be the beneficial owner of more than five percent (5%) of the outstanding shares of Compass’ common stock.

Name	Shares Beneficially Owned (1)(2)(3)	Percent of Class
James H. Click	283,523	*
Charles W. Daniel	258,994	*
William Eugene Davenport	51,751	*
Tranum Fitzpatrick	216,670	*
Carl J. Gessler, Jr., M.D.	57,296	*
D. Paul Jones, Jr.	2,487,058	1.9
Charles E. McMahen	314,927	*
John S. Stein	164,244	*
J. Terry Strange	25,027	*
James D. Barri	225,327	*
George M. Boltwood	268,414	*
Gregory P. Deming	80,872	*
E. Lee Harris	156,884	*
Garrett R. Hegel	375,802	*
William C. Helms	154,909	*
Clayton D. Pledger	170,768	*
Jerry W. Powell	264,757	*
G. Ray Stone	479,027	*
Directors and executive officers as a group (18 persons)	6,036,250	4.6

*	Less than 1%.

(1)	The amounts shown represent the total shares owned directly by such individuals together with shares held in the name of spouses, minor children, certain relatives, certain revocable trusts of which the individual is a trustee or beneficiary, employee benefit plans, certain affiliated companies and foundations of which the individual serves as a trustee, manager or managing member, as applicable, as to which beneficial ownership may be wholly or partially disclaimed. Due to the foregoing relationships, certain individuals beneficially own shares as to which they have shared voting and/or investment power, as follows:

Click	272,833
Daniel	246,138
Davenport	—
Fitzpatrick	103,407
Gessler	14,495
Jones	39,346
McMahen	8,726

Stein	—
Strange	5,000
Barri	38,383
Boltwood	41,858
Deming	2,417
Harris	3,875
Hegel	72,428

Helms	20,378
Pledger	1,548
Powell	114,150
Stone	72,878
Directors and executive officers as a group	1,057,860

Except as set forth in the preceding table, the named owner exercises sole voting and investment power over all listed shares.

(2)	This column also includes shares covered by stock options that are exercisable as of, or will become exercisable within sixty days of, April 25, 2007, as follows:

Click	10,000
Daniel	10,000
Davenport	10,000
Fitzpatrick	10,000
Gessler	10,000
Jones	1,206,060
McMahen	140,400

Stein	10,000
Strange	10,000
Barri	144,081
Boltwood	100,596
Deming	32,592
Harris	57,293
Hegel	254,884

Helms	101,553
Pledger	115,518
Powell	64,923
Stone	173,334
Directors and executive officers as a group	2,461,234

(3)	This column also includes shares that were pledged, including shares held in a margin account, as follows:

Click	—
Daniel	—
Davenport	—
Fitzpatrick	125,528
Gessler	12,102
Jones	84,503
McMahen	136,895

Stein	—
Strange	—
Barri	—
Boltwood	—
Deming	—
Harris	18,600
Hegel	62,679

Helms	17,732
Pledger	—
Powell	66,703
Stone	—
Directors and executive officers as a group	524,742

     On February 16, 2007, Compass entered into a definitive agreement under which Banco Bilbao Vizcaya Argentaria, S.A. will acquire Compass for a combination of cash and stock. See Item 1, “Business—Recent Developments” of this Form 10-K.
Equity Compensation Plan Information
     The following table presents information regarding Compass’ equity compensation plans at December 31, 2006:

Number of securities
	Number of securities			remaining available for
	to be issued upon		Weighted-average	future issuance under
	exercise of outstanding		exercise price of	equity compensation plans
	options, warrants		outstanding options,	(excluding securities
	and rights		warrants and rights	reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,012,176	(1)	$34.21	5,888,302	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	7,012,176		$34.21	5,888,302

(1)	Consists of 7,012,176 shares of common stock issuable upon exercise of outstanding stock option awards subject to vesting requirements granted under the 1996 Long-Term Incentive Plan, the 1999 Omnibus Incentive Compensation Plan and the

2002 Incentive Compensation Plan. Additionally, amount excludes 502,825 shares under outstanding restricted stock awards, subject to vesting requirements under the same plans.

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
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     To the extent permitted by the Sarbanes-Oxley Act of 2002, some of Compass’ directors, executive officers and their family members, as well as certain entities associated with them, are and have been customers of, or had loan transactions with, Compass Bank in the ordinary course of business during 2006. Any loans made by Compass Bank were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Additional transactions are expected to take place in the ordinary course of business in the future.
     In addition, see “Potential Payments upon Termination or Change in Control—Arrangements Related to BBVA Transaction” in Item 11, above.
     Compass and Compass Bank have adopted written policies to implement the requirements of Regulation O of the Federal Reserve Board, which restricts the extension of credit to directors and executive officers and their family members and other related interests. Under these policies, extensions of credit that exceed regulatory thresholds must be approved by the board of directors of Compass Bank. In addition, Compass’ Audit Committee charter requires the Audit Committee to review and approve all related party transactions that are required to be disclosed pursuant to Item 404 of SEC Regulation S-K. Compass has not adopted any additional written policies with respect to other transactions involving Compass in which a director or executive officer or immediate family member may have a direct or indirect material interest. Such transactions are reported initially to Compass’ General Counsel in response to an annual written questionnaire process, or by the persons involved in such transactions on an ad hoc basis. The General Counsel reports on such transactions for review by the Board of Directors, at which time the Board of Directors determines whether or not to approve or ratify such transactions.
Director Independence
     The Board of Directors has determined that all of its members, other than Messrs. Jones and McMahen, qualify as “independent directors” under NASDAQ listing standards. In addition, the Board of Directors has determined that all of the members of the standing Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors qualify as independent under the NASDAQ listing standards applicable to the members of each such committee.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table presents fees for professional audit services rendered by Ernst & Young LLP during fiscal year 2006 and PricewaterhouseCoopers LLP during fiscal year 2005 for the audit of Compass’ annual financial statements for the fiscal years ended December 31, 2006 and 2005, and fees billed for other services rendered by Compass’ respective independent accountants during those periods.

	Fiscal 2006	Fiscal 2005
Audit Fees(1)	$1,451,000	$1,352,970
Audit-Related Fees(2)	140,000	118,708
Tax Fees(3)	45,000	79,775
All Other Fees(4)	—	1,400

Total	$1,636,000	$1,552,853

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of Compass’ consolidated annual financial statements, the audit of Compass’ internal control over financial reporting, review of the quarterly interim consolidated financial statements and services that are normally provided by Ernst & Young LLP or

PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements, as well as such services as comfort letters, consents, and assistance with and review of documents filed with the SEC.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Compass’ consolidated financial statements, are not reported under “Audit Fees” and include employee benefit plan audits, accounting consultations and attest services that are not required by statute or regulation.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning. For 2006 and 2005, fees for tax return reviews totaled $45,000 and $42,500, respectively.

(4)	All Other Fees consist of fees for products and services other than the services reported above, which in 2005 was comprised of online research fees. The Audit Committee has considered that the provision of these services was compatible with maintaining the independent accountant’s independence.
Policy on Pre-Approval of Audit and Related Services
     The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. During the 2006 and 2005 fiscal years, all of the professional services of Ernst & Young LLP and PricewaterhouseCoopers LLP, respectively, were pre-approved by the Audit Committee.
PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) Exhibits
     The following exhibits are filed as a part of this Amendment No. 1 to Form 10-K:

Exhibit No.		Description

31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS BANCSHARES, INC.
Date: April 30, 2007	By	/s/ Jerry W. Powell
Jerry W. Powell
General Counsel and Secretary

EXHIBIT INDEX

Exhibit No.		Description

31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer