Form 10-Q
period 2007-06-30
COMPASS BANCSHARES INC
filed 2007-08-07
CIK 18568

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer    ☑   Accelerated filer    ☐   Non-accelerated filer   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes   ☐   No   ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common Stock, $2 Par Value	133,595,336

COMPASS BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1 – Financial Statements
COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$709,741	$738,168
Federal funds sold and securities purchased under agreements to resell	52,370	24,423
Trading account assets	78,738	86,706
Investment securities available for sale	4,706,624	4,687,782
Investment securities held to maturity (fair value of $1,747,497 and $1,914,863 for 2007 and 2006, respectively)	1,799,309	1,953,166
Loans	25,480,626	24,665,273
Allowance for loan losses	(304,143)	(291,050)

Net loans	25,176,483	24,374,223
Premises and equipment, net	586,388	589,264
Bank owned life insurance	476,650	474,664
Goodwill	688,897	677,314
Other assets	607,257	594,045

Total assets	$34,882,457	$34,199,755

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing	$6,102,496	$6,459,669
Interest bearing	17,556,474	16,585,860

Total deposits	23,658,970	23,045,529
Federal funds purchased and securities sold under agreements to repurchase	4,025,936	3,179,351
Other short-term borrowings	424,014	1,242,963
FHLB and other borrowings	3,365,795	3,511,601
Accrued expenses and other liabilities	417,139	396,177

Total liabilities	31,891,854	31,375,621

Shareholders’ equity:
Preferred stock (25,000,000 shares authorized)	—	—
Common stock of $2 par value:
Authorized — 300,000,000 shares in 2007 and 2006
Issued — 138,506,128 shares in 2007 and 135,603,484 shares in 2006	277,012	271,207
Treasury stock, at cost (5,499,845 shares in 2007 and 5,520,533 shares in 2006)	(203,710)	(201,950)
Surplus	517,246	430,826
Loans to finance stock purchases	(5,153)	(2,177)
Accumulated other comprehensive loss	(81,062)	(53,932)
Retained earnings	2,486,270	2,380,160

Total shareholders’ equity	2,990,603	2,824,134

Total liabilities and shareholders’ equity	$34,882,457	$34,199,755

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$471,194	$433,252	$937,471	$805,632
Interest on investment securities available for sale	57,129	51,199	111,593	102,364
Interest on investment securities held to maturity	21,566	25,973	43,582	51,854
Interest on federal funds sold and securities purchased under agreements to resell	500	744	1,050	1,273
Interest on trading account assets	444	295	793	538

Total interest income	550,833	511,463	1,094,489	961,661
Interest expense:
Interest on deposits	166,805	126,418	326,228	225,719
Interest on federal funds purchased and securities sold under agreements to repurchase	46,466	35,588	91,432	72,865
Interest on other short-term borrowings	8,714	10,757	18,861	15,258
Interest on FHLB and other borrowings	50,744	51,018	101,463	99,876

Total interest expense	272,729	223,781	537,984	413,718

Net interest income	278,104	287,682	556,505	547,943
Provision for loan losses	38,288	27,322	58,333	44,434

Net interest income after provision for loan losses	239,816	260,360	498,172	503,509
Noninterest income:
Service charges on deposit accounts	76,762	82,317	152,692	154,485
Card and merchant processing fees	30,484	28,673	58,672	54,380
Insurance commissions	14,555	15,477	31,134	33,081
Retail investment sales	12,936	10,904	24,781	20,324
Asset management fees	9,558	8,408	19,082	16,156
Corporate and correspondent investment sales	5,555	5,607	12,601	10,836
Bank owned life insurance	5,476	5,191	10,809	10,094
Gain on prepayment of FHLB advances	—	—	—	14,893
Investment securities losses, net	—	(51)	—	(14,889)
Other	32,898	24,840	57,257	47,350

Total noninterest income	188,224	181,366	367,028	346,710
Noninterest expense:
Salaries, benefits and commissions	144,716	144,309	297,443	280,319
Equipment	23,392	22,586	46,429	44,133
Net occupancy	19,856	18,616	39,133	35,833
Professional services	16,492	15,896	31,107	30,800
Marketing	12,567	14,235	24,662	26,499
Communications	5,238	6,151	10,343	11,773
Amortization of intangibles	2,798	3,548	5,595	5,038
Merger and integration	1,029	5,223	3,064	7,849
Other	37,314	35,286	71,061	67,976

Total noninterest expense	263,402	265,850	528,837	510,220

Net income before income tax expense	164,638	175,876	336,363	339,999
Income tax expense	55,331	60,505	113,920	116,719

Net income	$109,307	$115,371	$222,443	$223,280

Basic earnings per share	$0.83	$0.90	$1.70	$1.77
Basic weighted average shares outstanding	131,897	128,690	131,135	126,201
Diluted earnings per share	$0.82	$0.88	$1.67	$1.73
Diluted weighted average shares outstanding	133,827	131,395	133,313	128,923
Dividends declared per share	$0.43	$0.39	$0.86	$0.78
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity
For the Six Months Ended June 30, 2007 and 2006
(In Thousands)
(Unaudited)

					Accumulated
					Other		Total
	Common	Treasury		Retained	Comprehensive		Shareholders’	Comprehensive
	Stock	Stock	Surplus	Earnings	Loss	Other	Equity	Income
Balance, January 1, 2006	$267,900	$(377,327)	$300,375	$2,121,310	$(63,156)	$(13,073)	$2,236,029

Adoption of SFAS No. 123R	—	—	(11,811)	—	—	11,811	—
Net income	—	—	—	223,280	—	—	223,280	$223,280
Net change in unrealized losses on securities available for sale, net of tax	—	—	—	—	(28,177)	—	(28,177)	(28,177)
Net change in accumulated losses on cash- flow hedging instruments, net of tax	—	—	—	—	(2,444)	—	(2,444)	(2,444)
Net change in additional minimum pension liability, net of tax	—	—	—	—	(52)	—	(52)	(52)

Comprehensive income								$192,607

Common dividends declared ($0.78 per share)	—	—	—	(98,660)	—	—	(98,660)
Exercise of stock options and other issuances	1,448	—	18,065	(1,089)	—	—	18,424
Issuances of restricted stock, net of cancellations	351	—	(351)	—	—	—	—
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(625)	(625)
Issuance of treasury stock for acquisitions and stock options	—	184,461	77,306	—	—	—	261,767
Amortization of restricted stock and stock option grants	—	—	5,526	—	—	—	5,526
Purchase of treasury stock	—	(9,556)	—	—	—	—	(9,556)

Balance, June 30, 2006	$269,699	$(202,422)	$389,110	$2,244,841	$(93,829)	$(1,887)	$2,605,512

Balance, January 1, 2007	$271,207	$(201,950)	$430,826	$2,380,160	$(53,932)	$(2,177)	$2,824,134

Net income	—	—	—	222,443	—	—	222,443	$222,443
Net change in unrealized losses on securities available for sale, net of tax	—	—	—	—	(16,962)	—	(16,962)	(16,962)
Net change in accumulated gains (losses) on cash- flow hedging instruments, net of tax	—	—	—	—	(9,029)	—	(9,029)	(9,029)
Net change in additional minimum pension liability, net of tax	—	—	—	—	40	—	40	40
Net change in funded pension asset, net of tax	—	—	—	—	(1,179)	—	(1,179)	(1,179)

Comprehensive income								$195,313

Common dividends declared ($0.86 per share)	—	—	—	(113,562)	—	—	(113,562)
Adoption of FIN No. 48	—	—	—	(1,621)	—	—	(1,621)
Exercise of stock options and other issuances	5,455	—	72,964	(1,150)	—	—	77,269
Issuances of restricted stock, net of cancellations	350	624	(974)	—	—	—	—
Advances on loans to finance stock purchases, net of repayments	—	—	—	—	—	(2,976)	(2,976)
Issuance of treasury stock for acquisitions and stock options	—	7,471	4,697	—	—	—	12,168
Amortization of restricted stock and stock option grants	—	—	9,733	—	—	—	9,733
Purchase of treasury stock	—	(9,855)	—	—	—	—	(9,855)

Balance, June 30, 2007	$277,012	$(203,710)	$517,246	$2,486,270	$(81,062)	$(5,153)	$2,990,603

See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating Activities:
Net income	$222,443	$223,280
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	52,416	49,693
Amortization of stock-based compensation	9,733	5,526
Accretion and amortization of discount and loan fees	(14,056)	(6,280)
Provision for loan losses	58,333	44,434
Net change in trading account assets	7,963	(26,885)
Net loss on sale of investment securities available for sale	—	14,889
Gain on prepayment of FHLB advances	—	(14,893)
Increase in other assets	(41,654)	(27,706)
(Decrease) increase in accrued expenses and other liabilities	(9,378)	30,048

Net cash provided by operating activities	285,800	292,106

Investing Activities:
Proceeds from prepayments, maturities and calls of investment securities held to maturity	155,010	188,828
Purchases of investment securities held to maturity	—	(10,193)
Proceeds from sales of investment securities available for sale	138,309	782,334
Proceeds from prepayments, maturities and calls of investment securities available for sale	507,655	460,684
Purchases of investment securities available for sale	(692,953)	(800,787)
Net increase in federal funds sold and securities purchased under agreements to resell	(27,947)	(26,459)
Net increase in loan portfolio	(860,086)	(1,503,992)
Net cash paid in acquisitions	—	(190,071)
Purchases of premises and equipment, net	(37,526)	(39,486)
Proceeds from sales of other real estate owned	14,151	6,210

Net cash used by investing activities	(803,387)	(1,132,932)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	271,359	711,685
Net increase in time deposits	342,906	268,805
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	846,585	(449,100)
Net (decrease) increase in other short-term borrowings	(818,949)	775,366
Proceeds from FHLB and other borrowings	—	1,071,441
Repayment of FHLB and other borrowings	(106,055)	(1,504,082)
Common dividends paid	(113,202)	(98,958)
Purchase of treasury stock	(9,760)	(1,720)
Issuance of treasury stock for stock options	1,983	1,613
Repayment of loans to finance stock purchases	1,426	370
Proceeds from exercise of stock options	72,867	17,429

Net cash provided by financing activities	489,160	792,849

Net decrease in cash and due from banks	(28,427)	(47,977)
Cash and due from banks at beginning of period	738,168	805,556

Cash and due from banks at end of period	$709,741	$757,579

Schedule of noncash investing and financing activities:
Transfers of loans to other real estate owned	$10,749	$6,780
Loans to facilitate the sale of other real estate owned	—	375
Loans to finance stock purchases	4,402	995
Change in unrealized loss on available for sale investment securities	(26,838)	(39,530)
Issuance of restricted stock, net of cancellations	13,104	11,681
Treasury stock exchanged for acquisition earnouts	9,874	6,269
Treasury stock purchase (exchange) for deferred compensation plan, net	(216)	7,943
Adoption of FIN 48	1,621	—
Business combinations and divestitures:
Common stock issued from treasury stock	—	253,992
Assets acquired	—	2,012,632
Liabilities assumed	—	1,568,569
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
     The transaction is subject to a number of conditions, including approval by the stockholders of the Company and appropriate regulatory approvals. The transaction has been described more fully in our Forms 8-K filed with the SEC on February 16 and February 22, 2007.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Other Business Combinations
     On July 2, 2007, the Company completed the acquisition of Capital Investment Counsel, Inc. (“CIC”), a Denver, Colorado-based investment advisory firm with over $1.3 billion in assets under management. CIC was one of the largest registered investment advisors in Denver, Colorado and Phoenix, Arizona. CIC specializes in providing comprehensive wealth management services, financial planning and investment advisory services.
     Certain acquisition agreements, related to the acquisition of insurance agencies and an investment advisory firm, include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At June 30, 2007, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions approximated $572,000 in the form of cash.
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
     The Company owns all of the outstanding common stock of each of the three trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent Company (“Capital Securities”). These Capital Securities are the trusts’ only assets and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. In 2003, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The adoption of FIN 46R required the Company to deconsolidate the subsidiary business trust’s Trust Preferred Securities. The Capital Securities are included as FHLB and other borrowings in the Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006.
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
Class B Preferred Stock
     In December 2000, a subsidiary of the Parent Company issued $21 million of Class B Preferred Stock (“Preferred Stock”). The Preferred Stock, net of discount, was approximately $18 million at both June 30, 2007 and December 31, 2006. The Preferred Stock qualifies as Tier I Capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, at a rate per annum equal to 9.875 percent of the liquidation preference of $1,000 per share when, and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
     The Preferred Stock is redeemable for cash, at the option of the subsidiary, in whole or in part, at any time on or after June 15, 2021. Prior to June 15, 2021, the Preferred Stock is not redeemable, except that prior to such date, the Preferred Stock may be redeemed for cash, at the option of the subsidiary, in whole but not in part, only upon the occurrence of certain tax or regulatory events. Any such redemption is subject to the prior approval of the Board of Governors of the Federal Reserve. The Preferred Stock is not redeemable at the option of the holders thereof at any

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
time. The Preferred Stock is included as FHLB and other borrowings in the Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006.
     The Company’s Capital Securities and Preferred Stock are summarized below.

	Maturity	June 30,	December 31,
	Dates	2007	2006
		(in Thousands)
Capital Securities:
8.23% debentures payable to Compass Trust I *	2027	$103,093	$103,093
7.35% debentures payable to Compass Trust III *	2032	309,279	309,279
LIBOR plus 2.60% floating rate debentures payable to TexasBanc Capital Trust I *	2034	25,774	25,774
Fair value of and unamortized fees on hedged capital securities		(4,195)	1,030
Class B Preferred Stock		18,188	18,149

Total Capital Securities and Preferred Stock		$452,139	$457,325

*	Majority of amounts qualify for Tier I Capital
NOTE 4 — Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands Except Per Share Data)
	(Unaudited)
BASIC EARNINGS PER SHARE:
Net income	$109,307	$115,371	$222,443	$223,280

Weighted average shares outstanding	131,897	128,690	131,135	126,201

Basic earnings per share	$0.83	$0.90	$1.70	$1.77

DILUTED EARNINGS PER SHARE:

Net income	$109,307	$115,371	$222,443	$223,280

Weighted average shares outstanding	131,897	128,690	131,135	126,201

Net effect of nonvested restricted stock and the assumed exercise of stock options — based on the treasury stock method using the average market price for the period	1,930	2,705	2,178	2,722

Weighted average diluted shares outstanding	133,827	131,395	133,313	128,923

Diluted earnings per share	$0.82	$0.88	$1.67	$1.73

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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
     The following table presents information for the Company’s segments as of and for the three and six months ended June 30, 2007 and 2006.
For the Three Months Ended June 30, 2007
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$118,371	$121,536	$15,147	$9,494	$13,556	$278,104
Noninterest income	37,725	131,430	12,033	6,876	160	188,224
Noninterest expense	61,691	125,940	13,761	4,355	57,655	263,402

Segment income (loss)	$94,405	$127,026	$13,419	$12,015	$(43,939)	202,926

Provision for loan losses						38,288

Net income before income tax expense						164,638
Income tax expense						55,331

Net income						$109,307

Balance Sheet
Average assets	$14,429,287	$9,538,973	$1,674,062	$7,172,915	$1,745,319	$34,560,556
Average loans	14,407,874	9,342,603	1,671,141	—	(137,674)	25,283,944
Average deposits	6,033,604	13,780,881	1,385,679	2,358,612	(109,401)	23,449,375

Period-end assets	$14,642,911	$9,790,454	$1,717,028	$7,157,454	$1,574,610	$34,882,457
Period-end loans	14,409,414	9,502,738	1,703,384	—	(134,910)	25,480,626
Period-end deposits	6,075,341	13,866,264	1,355,779	2,449,126	(87,540)	23,658,970

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended June 30, 2006
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$120,958	$122,902	$15,747	$10,827	$17,248	$287,682
Noninterest income	36,924	127,645	10,983	7,480	(1,666)	181,366
Noninterest expense	59,506	128,913	13,132	5,264	59,035	265,850

Segment income (loss)	$98,376	$121,634	$13,598	$13,043	$(43,453)	203,198

Provision for loan losses						27,322

Net income before income tax expense						175,876
Income tax expense						60,505

Net income						$115,371

Balance Sheet
Average assets	$13,560,112	$9,039,499	$1,566,593	$7,085,334	$1,910,428	$33,161,966
Average loans	13,509,614	8,855,551	1,566,584	—	(106,032)	23,825,717
Average deposits	5,854,384	12,513,458	1,298,065	2,860,321	(7,655)	22,518,573

Period-end assets	$14,079,410	$9,211,338	$1,606,743	$7,097,747	$1,618,254	$33,613,492
Period-end loans	13,816,644	8,948,701	1,593,945	—	(127,175)	24,232,115
Period-end deposits	6,328,988	12,845,358	1,289,905	2,472,186	(99,178)	22,837,259
For the Six Months Ended June 30, 2007
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$238,799	$242,647	$30,298	$18,150	$26,611	$556,505
Noninterest income	78,267	249,554	23,762	14,108	1,337	367,028
Noninterest expense	124,931	249,659	28,113	9,024	117,110	528,837

Segment income (loss)	$192,135	$242,542	$25,947	$23,234	$(89,162)	394,696

Provision for loan losses						58,333

Net income before income tax expense						336,363
Income tax expense						113,920

Net income						222,443

Balance Sheet
Average assets	$14,395,259	$9,450,759	$1,658,355	$7,167,690	$1,750,136	$34,422,199
Average loans	14,376,869	9,256,898	1,655,318	—	(143,660)	25,145,425
Average deposits	5,963,320	13,693,904	1,366,286	2,425,194	(113,419)	23,335,285

Period-end assets	$14,642,911	$9,790,454	$1,717,028	$7,157,454	$1,574,610	$34,882,457
Period-end loans	14,409,414	9,502,738	1,703,384	—	(134,910)	25,480,626
Period-end deposits	6,075,341	13,866,264	1,355,779	2,449,126	(87,540)	23,658,970

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006
(in Thousands)

					Corporate
	Corporate	Retail	Wealth		Support and
	Banking	Banking	Management	Treasury	Other	Consolidated
Income Statement
Net interest income	$225,457	$239,317	$30,640	$22,393	$30,136	$547,943
Noninterest income	73,898	237,507	21,289	15,135	(1,119)	346,710
Noninterest expense	116,334	247,231	27,156	10,780	108,719	510,220

Segment income (loss)	$183,021	$229,593	$24,773	$26,748	$(79,702)	384,433

Provision for loan losses						44,434

Net income before income tax expense						339,999
Income tax expense						116,719

Net income						$223,280

Balance Sheet
Average assets	$12,636,666	$8,955,393	$1,527,436	$7,223,664	$1,702,034	$32,045,193
Average loans	12,590,271	8,772,309	1,527,363	—	(95,802)	22,794,141
Average deposits	5,374,843	11,942,984	1,272,307	2,849,627	14,079	21,453,840

Period-end assets	$14,079,410	$9,211,338	$1,606,743	$7,097,747	$1,618,254	$33,613,492
Period-end loans	13,816,644	8,948,701	1,593,945	—	(127,175)	24,232,115
Period-end deposits	6,328,988	12,845,358	1,289,905	2,472,186	(99,178)	22,837,259
NOTE 6 — Loans and Allowance for Loan Losses
     The following presents the composition of the loan portfolio at June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006
	(in Thousands)
Commercial loans:
Commercial, financial and agricultural	$4,594,807	$4,376,572
Real estate — construction	6,657,969	6,365,283
Commercial real estate — mortgage	4,156,012	4,266,776

Total commercial loans	15,408,788	15,008,631
Consumer loans:
Residential real estate — mortgage	2,729,937	2,454,565
Equity lines of credit	1,893,555	1,786,211
Equity loans	1,375,030	1,382,779
Credit card	462,254	505,216
Consumer — direct	375,426	409,277
Consumer — indirect	3,235,636	3,118,594

Total consumer loans	10,071,838	9,656,642

Total	$25,480,626	$24,665,273

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2007 and 2006 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(in Thousands)
Balance at beginning of period	$292,282	$282,457	$291,050	$267,173
Add: Provision charged to income	38,288	27,322	58,333	44,434
Allowance acquired (transferred)	(1,633)	(4,079)	(1,633)	11,179
Deduct: Net charge-offs (recoveries):
Commercial, financial and agricultural	5,682	3,628	9,826	5,256
Commercial real estate — mortgage	(56)	346	(17)	1,445
Real estate — construction	5,565	179	5,654	268
Residential real estate — mortgage	223	322	427	502
Equity lines of credit	696	273	990	734
Equity loans	53	(29)	205	219
Credit card	5,763	5,316	12,097	10,143
Consumer — direct	2,074	2,228	4,210	3,106
Consumer- indirect	4,794	4,294	10,215	11,970

Total net charge-offs	24,794	16,557	43,607	33,643

Balance at end of period	$304,143	$289,143	$304,143	$289,143

     The recorded investment in impaired loans at June 30, 2007 and December 31, 2006 was $72 million and $40 million, respectively. The Company had specific allowance amounts related to those loans of $11 million and $6 million, respectively. Impaired loans in the amount of $2 million did not have a specific allowance at June 30, 2007. There were no impaired loans without a specific allowance or discount at December 31, 2006. The average investment in these loans for the periods ended June 30, 2007 and December 31, 2006 amounted to $56 million and $40 million, respectively.
     Nonperforming assets at June 30, 2007 and December 31, 2006 are detailed in the following table.

	June 30,	December 31,
	2007	2006
	(in Thousands)
Nonaccrual loans	$130,939	$53,014
Renegotiated loans	3,985	3,258

Total nonperforming loans	134,924	56,272
Other real estate	14,165	17,105

Total nonperforming assets	$149,089	$73,377

NOTE 7 — Securitized Assets
     The Company enters into securitization transactions involving its residential loan portfolio, including home equity loans, and participations in the guaranteed portion of its Small Business Administration loans. The sale of the participations in the guaranteed portion of Small Business Administration loans are to external investors. Generally, the residential loan portfolio securitization activities are not sold to external investors, but rather are securitized and reclassified from loans to investment securities. These assets, which the Company continues to manage and service, approximated $887 million and $1.0 billion at June 30, 2007 and December 31, 2006, respectively.
     Nonaccrual loans and accruing loans 90 days or more past due totaling $8 million were included in securitized assets at both June 30, 2007 and December 31, 2006. Also included in securitized assets were $1 million and $2 million in foreclosed assets at June 30, 2007 and December 31, 2006, respectively.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 8 — Investments
     The tables below disclose the market value and the gross unrealized losses of the Company’s available for sale securities in a loss position at both June 30, 2007 and December 31, 2006 and aggregates this information by investment category and length of time the individual securities have been in an unrealized loss position.

			June 30, 2007
	Securities in a loss position		Securities in a loss position
	for less than 12 months		for 12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(in Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$—	$—	$10,024	$17	$10,024	$17
Mortgage-backed pass-through securities	717,699	4,385	323,780	12,347	1,041,479	16,732
Collateralized mortgage obligations	556,685	9,350	2,093,635	60,726	2,650,320	70,076
States and political subdivisions	201,936	2,669	26,963	1,008	228,899	3,677
Equity securities	1,052	14	—	—	1,052	14

Total	$1,477,372	$16,418	$2,454,402	$74,098	$3,931,774	$90,516

			December 31, 2006
	Securities in a loss position		Securities in a loss position
	for less than 12 months		for 12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(in Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. Government agencies and corporations	$10,006	$2	$9,910	$89	$19,916	$91
Mortgage-backed pass-through securities	203,198	908	364,104	10,622	567,302	11,530
Collateralized mortgage obligations	352,743	1,581	2,385,800	55,641	2,738,543	57,222
States and political subdivisions	12,214	75	28,892	527	41,106	602

Total	$578,161	$2,566	$2,788,706	$66,879	$3,366,867	$69,445

     Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale portfolio at June 30, 2007, represents an other-than-temporary impairment. The unrealized losses reported for collateralized mortgage obligations and mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and were individually not significant relative to their respective amortized cost. Additionally, the Company has the ability and intent to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.
     In addition to the securities above, the Company also had approximately $55 million in unrealized losses on investment securities held to maturity at June 30, 2007. Management does not believe any individual unrealized loss in the Company’s investment securities held to maturity portfolio as of June 30, 2007, represents an other-than-temporary impairment. The majority of these losses relate to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and were individually not significant relative to their respective amortized cost. Additionally, the Company has the ability and intent to hold these securities until maturity when full repayment would be received.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 9 — Derivatives, Hedging and Off-Balance Sheet Activities
Accounting for Derivative Instruments and Hedging Activities
     The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contractual or notional amount of all derivative instruments as of June 30, 2007 and December 31, 2006.

	June 30, 2007		December 31, 2006
		Other		Other
		Than		Than
	Trading	Trading	Trading	Trading
	(in Thousands)
Forward and futures contracts	$397,560	$35,389	$354,064	$19,538
Interest rate swap agreements:
Pay fixed versus receive float	1,870,722	—	1,892,968	—
Receive fixed versus pay float	1,880,549	2,075,516	1,892,968	2,160,382
Pay float versus receive float	22,000	—	22,000	—
Written options	689,202	39,440 (1)	601,314	23,274 (1)
Purchased options	596,203	1,500,000	581,314	1,500,000

(1)	Written options classified as other than trading represent interest rate loan commitments related to the Company’s mortgage banking activities.
     For the three and six months ended June 30, 2007 and 2006, there were no credit losses associated with derivative instruments.
     The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both June 30, 2007 and December 31, 2006. These derivative positions are primarily executed in the over-the-counter market.

	June 30, 2007		December 31, 2006
	National	Carrying	National	Carrying
	value	value	value	value
	(in Thousands)
Cash Flow Hedges:
Interest rate swap agreements	$850,000	$(2,096)	$850,000	$(348)
Purchased options	1,500,000	12,382	1,500,000	29,213
Fair Value Hedges:
Interest rate swap agreements	1,225,516	(35,725)	1,310,382	9,777
Forward contracts (1)	35,389	(434)	19,538	37

(1)	Derivatives related to the Company’s mortgage banking activities
Interest-Rate Risk
     The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the effect of the derivative instrument.
Fair-Value Hedges
     The Company enters into interest rate swaps to convert its fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The Company recognized $113,000 of fair-value hedging losses and $33,000 of fair-value hedging gains as a result of hedge ineffectiveness for the three month periods ended June 30, 2007 and 2006, respectively, and $153,000 and $608,000 of fair-value hedging losses as a result of hedge ineffectiveness for the six month periods ended June 30, 2007 and 2006, respectively. The Company recognized a decrease in interest expense of $1.4 million and $3.0 million for the three months ended June 30, 2007 and 2006, respectively, and a decrease in interest expense of $2.9 million and $6.9 million

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
for the six months ended June 30, 2007 and 2006, respectively, related to interest rate swaps accounted for as fair value hedges. At June 30, 2007, the fair value hedges had a negative carrying value of $36 million and a weighted average remaining term of 13.3 years.
     Additionally, the Company enters into forward sales commitments, which are commitments for future sales of closed mortgage loans to third parties at a specified price. The change in the value of the forward sales commitments is recognized through current period earnings. The recognition of the change in value of the closed mortgage loans depends on the effectiveness of the hedge. When hedge effectiveness is met, the change in value of the loans is recognized through current period earnings. When hedge effectiveness is not met, the change in the value of the loans is not recognized, but instead is based on the lower of cost or market guidelines. Therefore, any potential gain will not be recognized until the sale of the loan. Fair value hedging gains or losses related to the forward sales commitments were immaterial for the three and six months ended June 30, 2007 and 2006.
Cash-Flow Hedges
     The Company uses interest rate swaps and options, such as caps and floors, to hedge the repricing characteristics of floating rate assets and liabilities. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness was based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three or six month periods ended June 30, 2007 or 2006. In January 2007, the Company terminated interest rate floors with a notional value of $500 million that were hedging floating rate commercial loans. At June 30, 2007, a deferred gain of approximately $2.0 million was included in other comprehensive income and will be subsequently amortized into income over the next 35 months as the related loan interest income is recognized. As of June 30, 2007, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring. The Company recognized a decrease in interest income of $1.0 million and $1.4 million for the three month periods ended June 30, 2007 and 2006, respectively, and a decrease in interest income of $1.7 million and $3.3 million for the six month periods ended June 30, 2007 and 2006, respectively, related to interest rate swaps accounted for as cash flow hedges. At June 30, 2007, the cash-flow hedges not terminated had a deferred net loss of $4 million, net of tax, included in other comprehensive income and a weighted average life of 2.6 years. Based on current market expectations of future interest rates, $1.2 million of this amount is expected to be reclassified to interest expense over the next 12 months as net settlements occur.
Off-Balance Sheet Activities
     During 2000, the Company sponsored the establishment of Sunbelt Funding Corporation (“Sunbelt”), an asset-backed commercial paper conduit, created as a wholly-owned subsidiary of an independent third party. The purpose of the conduit is to diversify the Company’s funding sources. Sunbelt was structured as a Qualifying Special Purpose Entity (“QSPE”), as defined by SFAS No. 140, with a limited business purpose of purchasing highly-rated investment grade debt securities from the Company’s trading account securities portfolio and financing its purchases through the issuance of P-1/F1 rated commercial paper. As of June 30, 2007, all assets sold to the conduit were performing and no significant gains or losses were recognized on the sale.
     At June 30, 2007, all securities held by Sunbelt were either triple A rated by at least two nationally recognized statistical ratings organizations or were backed by the full faith and credit of the U.S. Government. Approximately 99 percent of the securities held by Sunbelt at June 30, 2007 were variable rate. Sunbelt’s total assets, which approximated market value, were $954 million at June 30, 2007, and $1.2 billion at December 31, 2006. The Company realized fee income of $436,000 and $839,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.3 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively, from Sunbelt for providing various services including serving as investment advisor, liquidity provider, administrative agent and for providing a letter of credit. Receivables from Sunbelt were approximately $810,000 at June 30, 2007 and $492,000 at December 31, 2006. There were no outstanding payables to Sunbelt at either June 30, 2007 or December 31, 2006. The Company, under agreements with Sunbelt, may be required to purchase assets or provide alternative funding to the conduit in certain limited circumstances, including the conduit’s inability to place commercial paper or a downgrade in the Company’s short-term debt rating. Management believes if such an event occurs, the Company has the ability to provide funding without any material adverse effect. The underlying assets are eligible investments for Compass Bank. The commitments, which are renewable annually at the Company’s option, are for amounts up to $2 billion.
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
NOTE 10 — Shareholders’ Equity
     In 2003, the Company announced that its Board of Directors authorized a share repurchase program allowing for the purchase of 3.3 percent or approximately 4.1 million shares of the Company’s outstanding common stock. Through June 30, 2007, 1.3 million total shares had been purchased under the program. At June 30, 2007, approximately 2.8 million shares remained available for repurchase under the program. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors, including applicable regulatory restrictions.
     In February 2007, the Company increased its quarterly cash dividend 10 percent to $0.43 per common share, from $0.39 per common share in 2006.
     At June 30, 2007, accumulated other comprehensive loss included $58 million of net unrealized losses on investment securities available for sale, $21 million of additional minimum pension liability, net of tax, and $2 million of deferred gains from the effective portion of cash flow hedges, net of tax. Comparatively, at December 31, 2006, accumulated other comprehensive income included $41 million of net unrealized losses on investment securities available for sale, $20 million of additional minimum pension liability, net of tax, and $7 million deferred gains from the effective portion of cash flow hedges, net of tax.
NOTE 11 — Goodwill and Other Acquired Intangible Assets
     At June 30, 2007, the Company had goodwill of $689 million. The balance of goodwill is allocated to the Company’s reporting units as follows: Corporate Banking with $405 million, Retail Banking with $185 million, Insurance with $72 million and Wealth Management with $27 million. During the six months ended June 30, 2007, goodwill increased $8 million, $2 million, $939,000 and $240,000 within the Wealth Management, Insurance, Corporate Banking and Retail Banking, respectively, primarily from the payment of contingent consideration during 2007 related to prior acquisitions.
     In addition to goodwill, the Company also has finite-lived intangible assets capitalized in other assets in the form of core deposit intangibles and other customer intangibles. These intangible assets continue to be amortized over their estimated remaining useful lives, which approximated 6 years.
     Amortizing intangible assets as of June 30, 2007 and December 31, 2006 are detailed in the following table (in thousands).

	June 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Amortizing intangible assets:
Core deposit intangibles	$67,832	$(44,319)	$23,513
Other customer intangibles	44,827	(18,784)	26,043

Total amortizing intangible assets	$112,659	$(63,103)	$49,556

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Amortizing intangible assets:
Core deposit intangibles	$67,832	$(40,502)	$27,330
Other customer intangibles	44,827	(17,007)	27,820

Total amortizing intangible assets	$112,659	$(57,509)	$55,150

     The Company recognized $2.8 million and $3.5 million during the three months ended June 30, 2007 and 2006, respectively, and $5.6 million and $5.0 million during the six months ended June 30, 2007 and 2006, respectively, in intangible amortization expense. Aggregate amortization expense for the years ending December 31, 2007 through December 31, 2011, is estimated to be $11.2 million, $8.9 million, $7.5 million, $6.3 million and $5.6 million, respectively.

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
     Standby and commercial letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. As of June 30, 2007, the recorded amount of these deferred fees was $4 million. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At June 30, 2007, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby and commercial letters of credit was $1.1 billion.
     The following represents the Company’s commitments to extend credit and standby and commercial letters of credit as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(in Thousands)
Commitments to extend credit	$12,311,846	$12,661,226
Standby and commercial letters of credit	1,075,534	1,136,411
     At June 30, 2007, the Company has potential recourse related to FNMA securitizations of $22 million with outstanding principal balances of $168 million.
     Certain acquisition agreements, related to the acquisition of insurance agencies and the investment advisory firm, include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three years. At June 30, 2007, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding contingent payment provisions approximated $572,000 in the form of cash.
     In the ordinary course of business, the Company is subject to legal proceedings, which involve claims for substantial monetary relief. Based upon the advice of legal counsel, management is of the opinion that the ultimate resolution of these legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.
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
NOTE 13 — Stock-Based Compensation
     At June 30, 2007, the Company had three long-term incentive compensation plans. Under the incentive compensation plans, employees may be granted options to purchase shares of the Company’s $2.00 par value common stock at the fair market value at the date of the grant. At June 30, 2007, approximately 5.1 million shares of the

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Company’s common stock were available for issuance under the plans. Upon exercise, generally the Company issues shares from its unissued common stock. The options granted under the plans must be exercised within 10 years from the date of grant. The stock option agreements state that options may be exercised in whole or in part until the expiration date.
     The Company accounts for its long-term incentive compensation plans under SFAS 123(R), Share-Based Payment, which requires all share-based awards issued to employees be recognized in the income statement based on their fair values. Accordingly, the Company recognized $1.4 million and $925,000 of compensation expense related to stock options during the three months ended June 30, 2007 and 2006, respectively, and $2.8 million and $1.5 million of compensation expense related to stock options during the six months ended June 30, 2007 and 2006, respectively.
     The fair value of each stock option award granted during the six months ended June 30, 2007 and 2006 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Dividend yield	3.29%	3.55%
Expected volatility	0.1970	.02169
Risk free interest rate	4.76%	4.98%
Expected life	5.0 years	5.0 years
Forfeiture rate	2.58%	3.08%
     The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The expected volatility assumption is based on the Company’s historical stock price. The risk free interest rate assumption is based upon the U.S. Treasury yield at the time of grant for periods corresponding with the expected life of the option. The expected life assumption represents the weighted-average period the stock options are expected to remain outstanding and is based on historic exercise patterns. The forfeiture rate is based on the Company’s actual historical forfeiture experience. The Company’s stock option awards granted in 2007 either vest ratably over a three year period or entirely at the end of the third year after grant, and awards granted in 2006 either vest entirely at the end of the third year after grant or 50 percent at the end of the first year and 25 percent at the end of each of the next two years. Accordingly, the compensation expense related to these share-based awards will be recognized ratably over the respective vesting periods. However, as a result of the pending acquisition with BBVA, the unvested options outstanding at the close of the pending transaction will vest immediately and the unrecognized compensation expense associated with those options will be recognized upon the close of the transaction.
     The following summary sets forth stock option activity under the plans for the six months ended June 30, 2007:

		Weighted		Aggregate
	Shares	Average	Contractual	Intrinsic
	Underlying	Exercise	Term	Value
	Options	Price	(Years)	(In Thousands)
Outstanding, beginning of the period	7,012,176	$34.21
Granted	597,349	60.11
Exercised	(2,749,629)	28.71
Cancelled	(20,795)	50.60

Outstanding, end of the period	4,839,101	40.41	6.67	$138,262

Exercisable, end of the period	3,680,892	35.50	5.92	$123,241
     At June 30, 2007, there was $8.6 million of total unrecognized compensation cost related to nonvested stock options granted under the plans, which will be amortized over the next three years. Intrinsic value represents the difference between the closing stock price of the Company’s common stock and the exercise price of the underlying stock options. Aggregate intrinsic value in the previous table represents the value that would have been received by option holders if they had exercised all stock options at June 30, 2007. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $107.2 million and $19.2 million, respectively.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company recognized compensation expense in connection with restricted common stock awarded of $2.9 million and $3.6 million for the three months ended June 30, 2007 and 2006, respectively, and $7.1 million and $4.2 million for the six months ended June 30, 2007 and 2006, respectively. Weighted-average forfeiture rates, based on the Company’s actual historical forfeiture experience, of 5.50 percent and 5.14 percent were used in calculating the share-based expense recognized in connection with restricted common stock for the three and six months ended June 30, 2007 and 2006, respectively.
     A summary of the activity related to the restricted common stock since January 1, 2007 is presented below:

	Restricted	Grant Date
	Stock	Fair Value
Nonvested, beginning of the period	502,825	$55.35
Granted	193,331	60.32
Vested	(48,269)	43.32
Forfeited	(8,123)	53.95

Nonvested, end of the period	639,764	57.77

     As of June 30, 2007, there was $17.7 million of total unrecognized compensation cost related to nonvested restricted common stock granted and expected to vest, which will be amortized over the next three years.
NOTE 14 — Defined Benefit Pension Plan
     The Company adopted the provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements 87, 88, 106 and 132(R), on December 31, 2006. SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur in accumulated other comprehensive income. As a result of the adoption, the Company recognized a funded asset of $21.5 million and a deferred tax asset of $11.4 million with an offset of $18.0 million to shareholders’ equity in its Consolidated Balance Sheets at December 31, 2006.
     The following table provides certain information with respect to the Company’s defined benefit pension plan for the three and six month periods ending June 30, 2007 and 2006 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$1,803	$1,738	$3,509	$3,698
Interest cost	2,824	2,480	5,539	5,049
Expected return on plan assets	(3,849)	(3,248)	(7,687)	(6,636)
Amortization of prior service cost	8	9	17	17
Amortization of net loss	365	697	557	1,527

Net periodic benefit cost	$1,151	$1,676	$1,935	$3,655

     The Company made a $10 million contribution to the defined benefit pension plan in the second quarter of 2007. For the remainder of 2007 and future periods, the Company anticipates contributing amounts to the defined benefit pension plan sufficient to satisfy minimum funding requirements of the Employee Retirement Income Security Act of 1974.
NOTE 15 — Income Taxes
     Income tax expense totaled $55.3 million and $60.5 million for the three months ended June 30, 2007 and 2006, respectively, and $113.9 million and $116.7 million for the six months ended June 30, 2007 and 2006, respectively. The effective tax rate for the three months ended June 30, 2007 and 2006 was 33.6 percent and 34.4 percent, respectively. The effective tax rate for the six months ended June 30, 2007 and 2006 was 33.9 percent and 34.3 percent, respectively.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     The Company is currently under examination by the Internal Revenue Service (the “IRS”) for tax years 2003 and 2004. Separately, a subsidiary of the Company is under examination by the IRS for the tax year 2003. A subsidiary of the Company is under examination by the State of Florida for tax years 1997 through 2002. Assessments for additional tax have been issued as a result of these examinations, but no material impact is expected upon final resolution. In addition, the earliest years that are currently open to examination by the Company’s other major state taxing authorities are as follows: Alabama — 2005; Arizona — 2002; Colorado — 2002; New Mexico — 2003; and Texas - 2002. The Company is generally subject to income tax examinations for all subsequent years and no longer is subject to examinations for years prior to those listed.
NOTE 16 — Recently Issued Accounting Standards
Consolidation of Variable Interest Entities
     In January 2003, the Financial Accounting Standards Board (“FASB”) completed its redeliberations of the project related to the consolidation of variable interest entities which culminated in the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. The Company adopted the provisions of FIN 46R on December 31, 2003. The Company’s securitization structure, as of June 30, 2007, met QSPE standards, and therefore, was not affected by the adoption of FIN 46 or FIN 46R.
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
Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with early adoption allowed. Accordingly, on January 1, 2007, the Company adopted the provisions of this interpretation. The adoption of this standard did not have a material impact on the financial condition or the results of operations of the Company. For a further discussion, see Note 15 - Income Taxes.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Accounting for Defined Pension and Other Postretirement Plans
     In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. SFAS 158 requires that a public entity initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. Accordingly, the Company adopted the provisions of this standard on December 31, 2006. The adoption of this standard did not have a material impact on the financial condition or the results of operations of the Company. For a further discussion, see Note 14 — Defined Benefit Pension Plan.
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
     A variety of factors, some of which are discussed in more detail in Item 1A — Risk Factors of the Company’s Annual Report on Form 10-K for the 2006 fiscal year, may affect the operations, performance, business strategy and results of the Company including, but not limited to: financial market volatility including the level of interest rates and effects of such interest rates on derivative contracts; the strength of the U.S. economy in general and the strength of the local economies in which the Company operates may be different than expected resulting in deteriorating credit quality, a reduced demand for credit or a weakened ability to generate deposits; the impact of changes in laws and regulations governing the financial services industry; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; technological changes; unfavorable judicial or regulatory proceedings or rulings; the impact of changes in accounting principles and practices; actions and initiatives by current and potential competitors; the ability to retain key personnel; the failure of assumptions underlying the establishment of reserves for loan losses; changes in the Company’s markets resulting from consolidations of clients and competitors; new legal obligations or pending litigation; capital requirements imposed by federal bank regulators; capital market conditions; effects of natural disasters, terrorist activities and similar events; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; the ability to consummate the proposed transaction with Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”) on the proposed terms and schedule, including the ability to obtain regulatory and shareholder approvals; the risk that expected costs savings and any other synergies from the BBVA transaction may not be fully realized within the anticipated timeframe; the ability to successfully integrate the businesses; exchange rate risks; and disruption from the BBVA transaction making it more difficult to maintain relationships with customers, employees or suppliers.
     If the Company’s assumptions and estimates are incorrect, or if the Company or the Subsidiary Banks become subject to significant limitations as the result of litigation or regulatory action then the Company’s actual results could vary materially from the forward-looking statements made herein. Investors are cautioned not to place undue reliance on any forward-looking statements and to read this Quarterly Report on Form 10-Q in conjunction with the Company’s other filings with the SEC, including the Company’s Annual Report on Form 10-K, and amendments to such filings, which are available on the Commission’s website, www.sec.gov, as well as on the Company’s website, www.compassbank.com. The Company disclaims any obligation to update any such forward-looking statements.
Overview
     The Company had net income of $109.3 million for the three months ended June 30, 2007, a five percent decrease over the $115.4 million earned during the three months ended June 30, 2006. Diluted earnings per share decreased $0.06 over the prior year period, ending the current year quarter at $0.82.
     For the first six months of 2007, net income remained flat finishing with net income of $222.4 million compared to $223.3 million for the same period last year. Diluted earnings per share for the first six months of 2007 decreased 3 percent to $1.67 from $1.73 earned in the first six months of 2006.
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
     Under the terms of the definitive agreement, the Company will become a wholly-owned subsidiary of BBVA. After closing, BBVA intends to merge its U. S. based banking affiliates — including the former operations of Texas Regional Bancshares, State National Bancshares and Laredo National Bancshares — with the Company.
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
     The transaction is subject to a number of conditions, including approval by the stockholders of the Company and appropriate regulatory approvals. The transaction has been described more fully in our Forms 8-K filed with the SEC on February 16 and February 22, 2007.
     In connection with the proposed transaction, BBVA has filed with the SEC a Registration Statement on Form F-4 that includes a proxy statement of the Company that also constitutes a prospectus of BBVA. The Form F-4 was declared effective on June 29, 2007. The Company has called a special meeting of stockholders on August 8, 2007, for the purpose of voting on the proposed transaction and has mailed the proxy statement/prospectus to its stockholders. Investors and security holders are urged to read the proxy statement/prospectus regarding the proposed transaction because it contains important information. A free copy of the proxy statement/prospectus and other documents may also be obtained by accessing the Company’s website at www.compassbank.com under the tab “Investor Relations” and then under the heading “SEC Filings.”
     The Company, BBVA and their respective directors, executive officers and certain other members of management and employees may be soliciting proxies from stockholders in favor of the transaction. Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of the stockholders in connection with the proposed transaction is set forth in the proxy statement/prospectus. Information about the Company’s executive officers and directors is available in the Company’s Form 10-K/A filed with the SEC on April 30, 2007. Information about BBVA’s executive officers and directors is available in BBVA’s Form 20-F filed with the SEC on March 30, 2007.
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
     Net interest income for the three months ended June 30, 2007, decreased to $278.1 million from $287.7 million for the three months ended June 30, 2006, as interest income increased $41.3 million and interest expense increased $48.9 million. The increase in interest income was due to a $1.4 billion increase in average earning assets and a 22 basis point increase in the average yield on earning assets from 6.75 percent to 6.97 percent. The increase in average earning assets from the second quarter of 2006 was driven entirely by an increase of $1.5 billion in average loans, offset partially by a decrease of $28 million of investment securities, including investment securities held to maturity and available for sale. The increase in average loans was due to continued solid loan production throughout all of the Company’s major markets. The decrease in investment securities was due to the Company choosing to use some of the cash flows from the securities portfolio to fund loan growth. The 22 percent increase in interest expense over the second quarter of 2006 was primarily the result of a $1.3 billion increase in average interest bearing liabilities coupled with a 58 basis point increase in the average rate paid on interest bearing liabilities. The increase in total interest bearing liabilities was driven by an increase of $1.3 billion in average interest bearing deposits.
     For the first six months of 2007, net interest income increased $8.6 million over the same period last year to $556.5 million, as interest income increased $136.8 million and interest expense increased $124.3 million. The increase in interest income was due to a $2.2 billion increase in average earning assets and a 42 basis point increase in the average yield on earning assets from 6.57 percent to 6.99 percent. The increase in average earning assets from the first six months of 2006 was driven entirely by a $2.4 billion increase in average loans, offset partially by a decrease of $172 million in investment securities, including both investment securities available for sale and investment securities held to maturity. The changes in these balances for the six months ended June 30, 2006 are consistent with changes previously noted for the quarter. The 30 percent increase in interest expense over the first six months of 2007 was primarily the result of an increase of $2.0 billion in average interest bearing liabilities coupled with a 72 basis point increase in the average rate paid on interest bearing liabilities. The increase in the average interest bearing liabilities is attributed to an increase of $2.0 billion in interest bearing deposits.
     Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between interest income on earning assets and the interest expense paid on all funding sources by average earning assets. The following discussion of net interest margin is presented on a taxable equivalent basis. The net interest margin decreased to 3.54 percent for the second quarter of 2007, compared to 3.80 percent for the second quarter of 2006. For the six months ended June 30, 2007, net interest margin decreased 18 basis points from 3.75 percent in the prior year period to 3.57 in the current year period. These changes were caused by changes in the rates and volume of earning assets and the corresponding funding sources noted previously. The Company’s net interest margin was impacted by the Company’s use of interest rate contracts, increasing taxable equivalent net interest margin by one basis point for both the three months ended June 30, 2007 and 2006 and two basis points for the six months ended June 30, 2006. The Company’s net interest margin was not affected by the use of interest rate contracts during the six months ended June 30, 2007.
     Derivative instruments are subject to market risk. While the Company does have trading derivatives to facilitate customer transactions and manage the Company’s interest rate exposure, the Company does not utilize derivative instruments for speculative purposes. The following table details information regarding the notional amount, maturity date and the receive or pay fixed coupon rate for derivative instruments used for hedging activities as of June 30, 2007, excluding derivatives entered into by the Company related to the Company’s mortgage banking activities. The maturity date used in the table below is the first call date, when applicable. See Note 9 - Derivatives, Hedging and Off-Balance Sheet Activities, in the Notes to Consolidated Financial Statements, for further information about the Company’s use of derivatives and the fair value of those instruments.

	July 1, 2007
	through
	December 31,	For the Year Ended December 31,
	2007	2008	2009	Thereafter
	($ in Thousands)
Non-trading interest rate contracts
Cash Flow Hedges
Notional maturity	$—	$500,000	$350,000	$1,500,000
Weighted average coupon received on maturities	—%	4.88%	5.32%	5.12%
Weighted average time to maturity (months)	—	7	26	41

Fair Value Hedges
Notional maturity	$314,000	$18,000	$318,516	$575,000
Weighted average coupon received on maturities	6.83%	4.06%	6.66%	5.69%
Weighted average time to maturity (months)	1	7	25	190
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

     The following table details the components of the changes in net interest income (on a tax-equivalent basis) by major category of interest earning assets and interest bearing liabilities for the three and six month period ended June 30, 2007, as compared to the same period in 2006 (in thousands):

	Three Months Ended
	June 30, 2007
	Change
	2006
	to	Attributed to
	2007	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$(244)	$(277)	$53	$(20)
Trading account assets	151	127	17	7
Investment securities available for sale	7,017	3,673	3,122	222
Investment securities held to maturity	(4,381)	(4,139)	(287)	45
Loans	38,723	26,538	11,482	703

Increase in interest income	$41,266	$25,922	$14,387	$957

Interest expense:
Deposits	$40,387	$9,871	$28,004	$2,512
Federal funds purchased and securities sold under agreements to repurchase	10,878	7,852	2,479	547
Other short-term borrowings	(2,043)	(2,667)	830	(206)
FHLB and other borrowings*	(274)	(5,146)	5,419	(547)

Increase (decrease) in interest expense	$48,948	$9,910	$36,732	$2,306

	Six Months Ended
	June 30, 2007
	Change
	2006
	to	Attributed to
	2007	Volume	Rate	Mix
Interest income:
Federal funds sold and securities purchased under agreements to resell	$(223)	$(340)	$159	$(42)
Trading account assets	258	204	39	15
Investment securities available for sale	11,601	3,299	8,044	258
Investment securities held to maturity	(8,106)	(7,614)	(575)	83
Loans	133,222	83,179	45,364	4,679

Increase in interest income	$136,752	$78,728	$53,031	$4,993

Interest expense:
Deposits	$100,509	$30,933	$61,347	$8,229
Federal funds purchased and securities sold under agreements to repurchase	18,567	8,312	9,205	1,050
Other short-term borrowings	3,603	1,476	1,940	187
FHLB and other borrowings*	1,587	(11,748)	15,113	(1,778)

Increase (decrease) in interest expense	$124,266	$28,973	$87,605	$7,688

*	Includes Capital Securities and Preferred Stock
Noninterest Income and Noninterest Expense
     During the three months ended June 30, 2007, noninterest income increased $6.9 million, or four percent, to $188.2 million, from the $181.4 million earned in same period of the prior year. The increase in noninterest income for the three months ended June 30, 2007 is primarily attributed to a $8.1 million increase in other income, a $2.0 million increase in retail investment sales, and a $1.2 million increase in asset management fees. For the six months ended June 30, 2007, noninterest income increased $20.3 million, or six percent, to $367.0 million, from the $346.7 million earned in same period of the prior year. The increase in noninterest income for the six months ended June 30, 2007 is primarily attributed to a $9.9 million increase in other income, a $4.5 million increase in retail investment sales and a $2.9 million increase in asset management fees. The increases in other noninterest income for both the three and six months ended June 30, 2007 were primarily the result of the Company recognizing gains of approximately $5.3 million on the sale of non-strategic credit card receivables. The increases in asset management fees and retail investment sales for the three and six months ended June 30, 2007 are a direct result of favorable market conditions.
     Noninterest expense, for the three months ended June 30, 2007, decreased $2.4 million, or one percent, compared to the prior year period. The decrease in noninterest expense is primarily attributed to a $4.2 million decrease in merger and integration expenses. For the six months ended June 30, 2007, noninterest expense increased $18.6 million, or four percent, compared to the prior year period. The increase in noninterest expense is primarily attributed to a $17.1 million increase in salaries, benefits and commissions, $3.3 million increase in net occupancy expense, and a $2.3 million increase in equipment expense, offset by a decrease of $4.8 million in merger and integration expense. The decrease in merger and integration expenses for both the three and six months ended June 30, 2007 are entirely attributable to the completion of the acquisition and integration of TexasBank in March of 2006. The increases in salaries and benefits, equipment and net occupancy expense are attributable in large part to the acquisition of TexasBank.
Income Taxes
     Income tax expense totaled $55.3 million and $60.5 million for the three months ended June 30, 2007 and 2006, respectively, and $113.9 million and $116.7 million for the six months ended June 30, 2007 and 2006, respectively. The effective tax rate for the three months ended June 30, 2007 and 2006 was 33.6 percent and 34.4 percent, respectively. The effective tax rate for the six months ended June 30, 2007 and 2006 was 33.9 percent and 34.3 percent, respectively.
Provision and Allowance for Loan Losses
     The provision for loan losses for the three and six month periods ended June 30, 2007 was $38.3 million and $58.3 million, respectively, compared to $27.3 million and $44.4 million for the three and six month periods ended June 30, 2006. The allowance for loan losses and the related provision for loan losses were based on changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and existing economic conditions. The allowance for loan losses at June 30, 2007, was $304 million and at December 31, 2006, was $291 million. The ratio of the allowance for loan losses to loans outstanding was 1.19 percent at June 30, 2007 and 1.18 percent at December 31, 2006. Management believes that the allowance for loan losses at June 30, 2007 is adequate.
Credit — Nonperforming Assets and Past Due Loans
     Stated as a percentage of total loans and other real estate owned, nonperforming assets at June 30, 2007 were 0.58 percent, compared to 0.30 percent at December 31, 2006. At June 30, 2007, the allowance for loan losses as a percentage of nonperforming loans was 225 percent, compared to 517 percent at December 31, 2006. The allowance for loan losses as a percentage of nonperforming assets was 204 percent at June 30, 2007, compared to 397 percent at December 31, 2006.
     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate, increased $76 million from $73 million at December 31, 2006 to $149 million at June 30, 2007. This increase was primarily attributable to continued deterioration in a specific commercial real estate construction portfolio in a Southeastern market. Loans past due ninety days or more but still accruing interest were $21 million and $18 million at June 30, 2007 and December 31, 2006, respectively.
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

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
Allowance for Loan Losses/Nonperforming Assets
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Allowance for Loan Losses
Balance at beginning of period	$291,050	$267,173
Add: Provision charged to income	58,333	44,434
Allowance for loans acquired (transferred)	(1,633)	11,179
Deduct: Loans charged off	57,781	48,381
Loan recoveries	14,174	14,738

Net charge-offs	43,607	33,643

Balance at end of period	$304,143	289,143

Net charge-offs as a percentage of average loans (annualized)	0.35%	0.30%

	June 30, 2007	December 31, 2006
Nonperforming Assets
Nonaccrual loans	$130,939	$53,014
Renegotiated loans	3,985	3,258

Total nonperforming loans	134,924	56,272
Other real estate, net	14,165	17,105

Total nonperforming assets	$149,089	$73,377

Accruing loans ninety days or more past due	$21,318	$18,023
Other repossessed assets	659	856
Allowance as a percentage of loans	1.19%	1.18%
Total nonperforming loans as a percentage of loans	0.53	0.23
Total nonperforming assets as a percentage of loans and ORE	0.58	0.30
Accruing loans ninety days or more past due as a percentage of loans	0.08	0.07
Allowance for loan losses as a percentage of nonperforming loans	225.42	517.22
Allowance for loan losses as a percentage of nonperforming assets	204.00	396.65

Financial Condition
Overview
     Total assets at June 30, 2007 were $34.9 billion, up from $34.2 billion at December 31, 2006. The increase in assets was due primarily to internal loan growth, partially offset by decreases in the investment securities portfolios, including investment securities held to maturity and investment securities available for sale. Total liabilities increased modestly, increasing only $516 million from the $31.4 billion at December 31, 2006. This increase was driven in large part by increases in deposits.
Assets and Funding
     At June 30, 2007, earning assets totaled $32.1 billion, an increase of $698 million from the $31.4 billion in earning assets at December 31, 2006. The mix of earning assets remained relatively consistent with total investment securities and loans comprising 20 percent and 79 percent, respectively, at June 30, 2007, compared to 21 percent and 79 percent, respectively, at December 31, 2006. The $815 million growth in loans was funded by a $613 million increase in deposits and a $135 million decrease in investment securities, including both investment securities held to maturity and available for sale. The increase in deposits was driven by an increase of $971 million of interest bearing deposits, partially offset by a decrease of $357 million of noninterest bearing deposits.
Liquidity and Capital Resources
     Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Parent Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the Subsidiary Banks. At June 30, 2007, the Company’s Subsidiary Banks could have paid additional dividends to the Parent Company of approximately $489 million while continuing to meet the capital requirements for “well-capitalized” banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.
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
     The ratio of total shareholders’ equity as a percentage of total assets is one measure used to determine capital strength. The Company’s capital position remains strong, as the ratio of total shareholders’ equity to total assets at June 30, 2007 was 8.57 percent compared to 8.26 percent at December 31, 2006. Shareholders’ equity increased during the six months ended June 30, 2007 primarily due to an increase in retained earnings.
     In 2003, the Company announced that its Board of Directors authorized a share repurchase program allowing for the purchase of 3.3 percent or approximately 4.1 million shares of the Company’s outstanding common stock. Through June

30, 2007, 1.3 million total shares had been purchased under the program. At June 30, 2007, approximately 2.8 million shares remained available for repurchase under the program. The timing and amount of purchases is dependent upon the availability and alternative uses of capital, market conditions and other factors, including applicable regulatory restrictions.
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
     Tier I Capital and Total Qualifying Capital as of June 30, 2007 exceeded the target ratios for well capitalized of 6.00 percent and 10.00 percent, respectively, under current regulations. The Tier I and Total Qualifying Capital ratios at June 30, 2007 were 9.00 percent and 12.18 percent, respectively, compared to 8.49 percent and 11.73 percent at December 31, 2006. Two other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as Tier I Capital divided by total adjusted quarterly average assets. Average quarterly assets are adjusted by subtracting the average unrealized gain (loss) on available-for-sale securities (except for net unrealized losses on marketable equity securities), the accumulated gain (loss) on cash-flow hedging instruments, disallowed credit-enhancing interest-only strips, period-end goodwill, and other disallowed intangibles. The tangible leverage ratio is defined similarly, except, by definition, all other intangible assets not previously excluded are removed from both the numerator and denominator. The leverage ratio was 8.08 percent at June 30, 2007 and 7.61 percent at December 31, 2006. The Company’s tangible leverage ratio was 8.06 percent at June 30, 2007 compared to 7.58 percent at December 31, 2006.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     Market risk includes credit risk, liquidity risk and interest rate risk. For a discussion of credit risk, see Credit — Nonperforming Assets and Past Due Loans. For a discussion of liquidity risk, see Liquidity and Capital Resources. See below for a discussion of interest rate risk sensitivity.
     The Company’s interest rate risk management policies and practices, along with the assumptions used in the net interest income sensitivity analysis, are described in the annual report on Form 10-K for the period ended December 31, 2006. Net interest income sensitivities, given a gradual and sustained parallel interest rate shift over a one-year time horizon, using yield curves current as of June 30, 2007 and December 31, 2006, respectively, are shown in the table below.

	Percentage
	Increase/(Decrease)
	in Interest Income/Expense
	Down 100	Up 100
	Basis Points	Basis Points
June 30, 2007: Total net interest income sensitivity	0.41%	(0.03)%

December 31, 2006: Total net interest income sensitivity	(0.23)%	(0.18)%
     As shown in the table above, the Company’s balance sheet remained relatively stable to both rising and falling interest rates as compared to the same information at December 31, 2006. Sensitivity has decreased slightly due to loan and deposit mix changes. Additionally, the sensitivity of derivatives used to hedge the balance sheet changed very modestly.

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
     As of June 30, 2007, the Company’s management, with the participation of its Chairman and Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

COMPASS BANCSHARES, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     In the ordinary course of business, the Company is subject to legal proceedings, which involve claims for substantial monetary relief. However, based upon the advice of legal counsel, management is of the opinion that the ultimate resolution of these legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A — Risk Factors
     There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the period ended December 31, 2006 in response to Item 1A. to Part I of Form 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased
	Shares Purchased (1)	Paid Per Share	Announced Program (2)	Under the Program (2)
April 1, 2007 — April 30, 2007	9,450	$69.40	—	2,798,407
May 1, 2007 — May 31, 2007	1,723	68.73	—	2,798,407
June 1, 2007 — June 30, 2007	7,181	68.91	—	2,798,407

Total	18,354	$69.14	—

(1)	This column includes the surrender to the Company by plan participants of shares of common stock to satisfy the exercise price and tax withholdings related to the exercise of employee stock options and restricted stock during the period indicated.

(2)	In 2003, the Company announced that its Board of Directors authorized management to purchase approximately 4.1 million shares of the Company’s outstanding common stock.
Item 6 — Exhibits
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
(a)	Transaction Agreement, dated as of February 16, 2007, between Compass Bancshares, Inc. and Banco Bilbao Vizcaya Argentaria, S.A. (incorporated by reference to Exhibit 2.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2007 with the Commission)
(3)	Articles of Incorporation and By-Laws of Compass Bancshares, Inc.
(a)	Restated Certificate of Incorporation of Compass Bancshares, Inc., as amended, dated May 17, 1982 (incorporated by reference to Exhibit 3.1 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(b)	Certificate of Amendment, dated May 20, 1986, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

Exhibits — continued
(c)	Certificate of Amendment, dated May 15, 1987, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.3 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(d)	Certificate of Amendment, dated November 3, 1993, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.4 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(e)	Certificate of Amendment, dated September 16, 1994, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.5 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(f)	Certificate of Amendment, dated May 15, 1998, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.6 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(g)	Certificate of Amendment, dated May 1, 2002, to Restated Certificate of Incorporation of Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.7 to Compass Bancshares, Inc.’s Registration Statement on Form S-4, Registration No. 333-129940, filed November 23, 2005 with the Commission)

(h)	Bylaws of Compass Bancshares, Inc. as amended and restated as of March 15, 1982 and amended on February 17, 1986 and February 15, 1988 (incorporated by reference to Exhibit 3(h) to Compass Bancshares, Inc.’s June 30, 2006 Form 10-Q, file number 001-31272, filed August 8, 2006 with the Commission)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
Instruments defining the rights of the holders of long-term debt of Compass Bancshares, Inc. and its subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. Compass Bancshares, Inc. hereby agrees to furnish copies of such instruments to the Commission upon request.
(10)	Material Contracts
(a)	Compass Bancshares, Inc., 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 4(g) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-15117, filed October 30, 1996 with the Commission) *

(b)	Compass Bancshares, Inc., 1999 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10(a) to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-86455, filed September 2, 1999 with the Commission) *

(c)	Form of Amended and Restated Employment Agreement, effective as of January 23, 2007, between Compass Bancshares, Inc. and each executive officer of Compass Bancshares, Inc. (incorporated by reference to Exhibit 10.8 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed January 29, 2007 with the Commission) *

(d)	Compass Bancshares, Inc. Supplemental Retirement Plan, as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10(d) to Compass Bancshares, Inc.’s December 31, 2006 Form 10-K, file number 001-31272, filed February 27, 2007 with the Commission)*

(e)	Amendment Number One, dated June 18, 2007, to the Compass Bancshares, Inc. Supplemental Retirement Plan, as amended and restated as of January 1, 2005*

(f)	Compass Bancshares, Inc. Special Supplemental Retirement Plan, as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10(e) to Compass Bancshares, Inc.’s December 31, 2006 Form 10-K, file number 001-31272, filed February 27, 2007 with the Commission)*

(g)	Compass Bancshares, Inc. Employee Stock Ownership Benefit Restoration Plan, as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10(f) to Compass Bancshares, Inc.’s December 31, 2006 Form 10-K, file number 001-31272, filed February 27, 2007 with the Commission)*

Exhibits — continued
(h)	Amendment Number One, dated June 18, 2007, to the Compass Bancshares, Inc. Employee Stock Ownership Benefit Restoration Plan, as amended and restated as of January 1, 2005*

(i)	Compass Bancshares, Inc. Smartinvestor Retirement Benefit Restoration Plan, as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10(g) to Compass Bancshares, Inc.’s December 31, 2006 Form 10-K, file number 001-31272, filed February 27, 2007 with the Commission)*

(j)	Amendment Number One, dated June 18, 2007, to the Compass Bancshares, Inc. Smartinvestor Retirement Benefit Restoration Plan, as amended and restated as of January 1, 2005*

(k)	Deferred Compensation Plan for Compass Bancshares, Inc., as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10(r) to Compass Bancshares, Inc.’s June 30, 2006 Form 10-Q, file number 001-31272, filed August 8, 2006 with the Commission) *

(l)	Amendment Number One, dated June 18, 2007, to the Deferred Compensation Plan for Compass Bancshares, Inc., as amended and restated as of January 1, 2005*

(m)	Compass Bancshares, Inc. Director & Executive Stock Purchase Plan (formerly known as Monthly Investment Plan), as Amended and Restated, effective as of September 1, 2001 (incorporated by reference to Exhibit 4.8 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-26884, filed July 31, 2001 with the Commission) *

(n)	Compass Bancshares, Inc. 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-90806, filed June 19, 2002 with the Commission) *

(o)	2005 Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(p)	Form of Amendment Number One to the 2005 Performance Contingent Restricted Stock Award Agreement (incorporated by reference Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed October 21, 2005 with the Commission) *

(q)	2005 Form of Incentive Stock Option Agreement (D. Paul Jones, Jr.) (incorporated by reference to Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(r)	2005 Form of Incentive Stock Option Agreement (Garrett R. Hegel, James D. Barri, George M. Boltwood and William C. Helms) (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2005 with the Commission) *

(s)	Compass Bancshares, Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to Compass Bancshares, Inc.’s Registration Statement on Form S-8, Registration No. 333-135154, filed June 20, 2006 with the Commission) *

(t)	2006 Form of Performance Contingent Restricted Stock Agreement (D. Paul Jones, Jr.) (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(u)	2006 Form of Performance Contingent Restricted Stock Agreement (Garrett R. Hegel, James D. Barri, George M. Boltwood and William C. Helms) (incorporated by reference to Exhibit 10.3 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(v)	2006 Form of Incentive Stock Option Agreement (D. Paul Jones, Jr.) (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

Exhibits — continued
(w)	2006 Form of Incentive Stock Option Agreement (Garrett R. Hegel, James D. Barri, George M. Boltwood and William C. Helms) (incorporated by reference to Exhibit 10.6 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed May 31, 2006 with the Commission) *

(x)	Form of Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(cc) to Compass Bancshares, Inc.’s March 31, 2005 Form 10-Q, file number 001-31272, filed May 6, 2005 with the Commission) *

(y)	Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(u) to Compass Bancshares, Inc.’s December 31, 2006 Form 10-K, file number 001-31272, filed February 27, 2007 with the Commission)*

(z)	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed January 29, 2007 with the Commission) *

(aa)	Form of Performance Contingent Restricted Stock Award Agreement (Jones) (incorporated by reference Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed January 29, 2007 with the Commission) *

(bb)	Form of Performance Contingent Restricted Stock Award Agreement (Stone) (incorporated by reference to Exhibit 10.3 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed January 29, 2007 with the Commission) *

(cc)	Form of Performance Contingent Restricted Stock Award Agreement (executive officer) (incorporated by reference to Exhibit 10.4 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed January 29, 2007 with the Commission) *

(dd)	Form of Stock Option Agreement (Jones) (incorporated by reference to Exhibit 10.5 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed January 29, 2007 with the Commission) *

(ee)	Form of Stock Option Agreement (Stone) (incorporated by reference to Exhibit 10.6 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed January 29, 2007 with the Commission) *

(ff)	Form of Stock Option Agreement (executive officer) (incorporated by reference to Exhibit 10.7 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed January 29, 2007 with the Commission) *

(gg)	Summary of Compensation Arrangements for Named Executive Officers and Directors (incorporated by reference to Exhibit 10(cc) to Compass Bancshares, Inc.’s December 31, 2006 Form 10-K, file number 001-31272, filed February 27, 2007 with the Commission)*

(hh)	Distribution Agreement, dated March 13, 2006, among Compass Bank and Compass Bancshares, Inc., and Citigroup Global Markets Inc., Keefe, Bruyette & Woods, Inc. Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Sandler O’Neill & Partners, L.P. as agents (incorporated by reference to Exhibit 10(ae) to Compass Bancshares, Inc.’s March 31, 2006 Form 10-Q, file number 001-31272, filed May 8, 2006 with the Commission)

(ii)	Issuing and Paying Agency Agreement, dated March 13, 2006, between Compass Bank, as issuer, and Compass Bank, as issuing and paying agent (incorporated by reference to Exhibit 10(af) to Compass Bancshares, Inc.’s March 31, 2006 Form 10-Q, file number 001-31272, filed May 8, 2006 with the Commission)

(jj)	Employment Agreement, dated as of February 16, 2007, among Compass Bancshares, Inc., Banco Bilbao Vizcaya Argentaria, S.A. and D. Paul Jones, Jr. (incorporated by reference to Exhibit 10.1 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2007 with the Commission)*

(kk)	Form of Employment Agreement, dated as of February 16, 2007, among Compass Bancshares, Inc. Banco Bilbao Vizcaya Argentaria, S.A. and each of the executive officers (incorporated by reference to Exhibit 10.2 to Compass Bancshares, Inc.’s Form 8-K, file number 001-31272, filed February 22, 2007 with the Commission)*

Exhibits — continued
(31)(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(31)(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garrett. R. Hegel, Chief Financial Officer

(32)(a)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by D. Paul Jones, Jr., Chief Executive Officer

(32)(b)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garrett R. Hegel, Chief Financial Officer
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

August 7, 2007	By:	/s/ Garrett R. Hegel

Date		Garrett R. Hegel
Chief Financial Officer